Form 10QSB
period 2005-03-31
ACE MARKETING & PROMOTIONS INC
filed 2005-05-19
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB
                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                        COMMISSION FILE NUMBER: 000-51160

                        ACE MARKETING & PROMOTIONS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                 NEW YORK                                       11-3427896
                 --------                                       ----------
(State of jurisdiction of Incorporation)                     (I.R.S. Employer
                                                            identification No.)

                                457 ROCKAWAY AVE.
                             VALLEY STREAM, NY 11581
                             -----------------------
                    (Address of principal executive offices)

                                 (516) 256-7766
                                 --------------
                         (Registrant's telephone number)

                                 NOT APPLICABLE
                                 --------------
      (Former name, address and fiscal year, if changed since last report)

                       -----------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

As of May 16, 2005, the registrant had a total of 5,888,076 shares of Common Stock outstanding.

                        ACE MARKETING & PROMOTIONS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Balance Sheet as of March 31, 2005 (unaudited)             3

          Condensed Statements of Operations for the Three Months
            Ended March 31, 2005 and March 31, 2004 (unaudited)                4

          Condensed Statements of Cash Flows for the Three Months
            Ended March 31, 2005 and March 31, 2004 (unaudited)                5

          Notes to Condensed Financial Statements                              6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             9

     Item 3. Controls and Procedures                                          13

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                                14

     Item 2. Changes in Securities                                            14

     Item 3. Defaults Upon Senior Securities                                  15

     Item 4. Submissions of Matters to a Vote of Security Holders             15

     Item 5. Other Information                                                15

     Item 6. Exhibits and Reports on Form 8-K                                 15

                          PART I. FINANCIAL INFORMATION



                                                ACE MARKETING & PROMOTIONS, INC.


CONDENSED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------
March 31, 2005
--------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                         $   738,066
  Accounts receivable                                                   236,928
  Prepaid expenses and other current assets                              34,493
                                                                    -----------
Total Current Assets                                                  1,009,487

Property and Equipment, net                                              14,375

Other Assets                                                              3,135
                                                                    -----------
Total Assets                                                        $ 1,026,997
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                  $   164,011
  Accrued expenses                                                       32,632
  Customer deposits                                                      74,000
                                                                    -----------
Total Current Liabilities                                               270,643
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.0001 par value; 25,000,000 shares authorized;
    5,888,076 shares issued and outstanding                                 589
  Preferred stock $.0001 par value: 500,000 shares authorized;
    no shares outstanding                                                    --
  Additional paid-in capital                                          1,173,188
  Accumulated deficit                                                  (417,423)
                                                                    -----------
Total Stockholders' Equity                                              756,354
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 1,026,997
                                                                    ===========






--------------------------------------------------------------------------------
See notes to condensed financial statements.                                   3

                                                ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
Three Months Ended March 31,                           2005             2004
--------------------------------------------------------------------------------


Revenue, net                                       $   558,407      $   421,979
Cost of Revenue                                        357,909          317,298
                                                   -----------------------------
  Gross Profit                                         200,498          104,681
                                                   -----------------------------

Operating Expenses:
  Selling, general and administrative expenses         247,554          188,701
                                                   -----------------------------
Total Operating Expenses                               247,554          188,701
                                                   -----------------------------

Loss from Operations                                   (47,056)         (84,020)
                                                   -----------------------------

Other Income (Expense):
  Interest expense                                      (4,511)              --
  Interest income                                           99               --
                                                   -----------------------------
Total Other Expense                                     (4,412)              --
                                                   -----------------------------

Loss Before Provision for Income Taxes                 (51,468)         (84,020)

Provision for Income Taxes                                  --               --
                                                   -----------------------------

Net Loss                                           $   (51,468)     $   (84,020)
                                                   =============================

Net Loss Per Common Share:

Basic                                              $     (0.01)     $     (0.02)
                                                   =============================

Diluted                                            $     (0.01)     $     (0.02)
                                                   =============================

Weighted Average Common Shares Outstanding:

Basic                                                5,857,476        5,026,593
                                                   =============================

Diluted                                              5,857,476        5,026,593
                                                   =============================





--------------------------------------------------------------------------------
See notes to condensed financial statements.                                   4

                                                ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
Three Months Ended March 31,                               2005          2004
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                              $ (51,468)    $ (84,020)
                                                        ------------------------
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                          1,305           163
     Stock-based compensation                              16,500            --
     Changes in operating assets and liabilities:
     Decrease in operating assets:
       Accounts receivable                                 75,676        61,356
       Prepaid expenses and other assets                   33,914        64,286
     (Decrease) increase in operating liabilities:
       Accounts payable and accrued expenses              (73,146)      (87,878)
       Customer deposits                                   74,000            --
                                                        ------------------------
Total adjustments                                         128,249        37,927
                                                        ------------------------
Net Cash Provided by (Used in) Operating Activities        76,781       (46,093)
                                                        ------------------------

Cash Flows from Financing Activities:
  Proceeds from private placement                          95,000       300,000
  Advances on notes payable                                    --         8,700
                                                        ------------------------
Net Cash Provided by Financing Activities                  95,000       308,700
                                                        ------------------------

Net Increase in Cash and Cash Equivalents                 171,781       262,607
Cash and Cash Equivalents, beginning of period            566,285        54,725
                                                        ------------------------
Cash and Cash Equivalents, end of period                $ 738,066     $ 317,332
                                                        ========================



--------------------------------------------------------------------------------
See notes to condensed financial statements.                                   5

                         ACE MARKETING & PROMOTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

The Condensed Balance Sheet as of March 31, 2005, the Condensed Statements of Operations for the three months ended March 31, 2005 and 2004 and the Condensed Statements of Cash Flows for the three months ended March 31, 2005 and 2004 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2005, results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004.

This report should be read in conjunction with our Registration Statement on Form 10-SB for the year ended December 31, 2004.

The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION - Revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with Emerging Issue Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Revenue is recognized on a gross basis since the Company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk.

     The Company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         ACE MARKETING & PROMOTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)


2. EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share does not give effect to the impact of options and warrants because their effect would have been anti-dilutive.

3. STOCK OPTIONS

     We have elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three months ended March 31, 2005 and 2004 consistent with the provisions of SFAS 123, our net loss and net loss per share would have been adjusted as follows:

                                                                  Three Months
                                                                 Ended March 31,
                                                           ---------------------------
                                                              2005             2004
                                                           -----------      ----------

     Net loss, as reported                                 $   (51,468)     $  (84,020)

     Deduct: Total stock-based employee compensation
     expense determined under fair value based method,
     net of related tax effects                               (181,500)             --
                                                           -----------      ----------

     Pro forma net loss                                    $  (232,968)     $  (84,020)
                                                           ===========      ==========

     Net loss per share:

     Basic - as reported                                   $     (0.01)     $    (0.02)
     Basic - pro forma                                     $     (0.04)     $    (0.02)

     Diluted - as reported                                 $     (0.01)     $    (0.02)
     Diluted - pro forma                                   $     (0.04)     $    (0.02)

                         ACE MARKETING & PROMOTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)


4. NOTE PAYABLE

     Note payable to a stockholder in the original principal amount of $25,000. The Note bears interest at a rate of 10% per annum.

     Prior to the repayment of any of the principal and accrued interest, the holder can convert the Note into common stock of the Company at the conversion rate of $1.50 per share. On January 13, 2005, the Company agreed to convert the principal and accrued interest into common stock of the Company at a reduced conversion rate of $1.00 per share, which resulted in the issuance of 31,076 shares of common stock.

5. STOCKHOLDERS EQUITY

     Private placement of securities - During the three months ended March 31, 2005, the Company completed a private placement through the sale of 10 units (each consisting of 10,000 common shares and 10,000 Class B Warrants) at a purchase price of $10,000 per unit for net proceeds of $95,000, net of transaction cost of approximately $5,000. Each Class B Warrant has an exercise price of $2.00 and expires on January 2, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company's Registration Statement on Form 10-SB which includes our audited financial statements for the year ended December 31, 2004 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-SB and other Company filings with the Securities and Exchange Commission ("SEC"). This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-QSB. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) possible loss of customers, and (c) the company's ability to attract and retain key personnel, (d) The Company's ability to manage other risks, uncertainties and factors inherent in the business and otherwise discussed in this 10-QSB and in the Company's other filings with the SEC.. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

OVERVIEW

     We are a full service advertising specialties and promotional products company. Specific categories of the use of promotional products include advertising specialties, business gifts, incentives and awards, and premiums. Through the services of our two in-house sales persons, who also serve as executive officers of our company, and the use of independent sales representatives, we distribute items to our customers typically with their logos on them. Several of our customer categories include large corporations, local schools, universities, financial institutions, hospitals and not-for-profit organizations.

        The most popular products that we have distributed over the last two years and account for over 50% of our business are as follows:

         o Wearables, such as t-shirts, golf shirts and hats.
         o Glassware, such as mugs and drinking glasses.
         o Writing instruments, such as pens, markers and highlighters.
         o Bags, such as tote bags, gift bags and brief cases.

         There are a number of trends in the advertising/marketing industry, the most significant of which is the trend toward integrated marketing strategies. Integrated marketing campaigns involve not only advertising, but also sales promotions, internal communications, public relations, and other disciplines. The objectives of integrated marketing are to promote products and services, raise employee awareness, motivate personnel, and increase productivity through a wide array of methods including extensive use of promotional products.

         Price is no longer the sole motivator of purchasing behavior for our customers. With the availability of similar products from multiple sources, customers are increasingly looking for distributors who provide a tangible added-value to their products. As a result, we provide a broad range of products and related services. Specifically, we provide research and consultancy services, artwork and design services, and fulfillment services to our customers. These services are provided in-house by our current employees. Management believes that by offering these services, we can attempt to attract new customers.

         Our revenues are expected by us to grow as economic conditions in the United States continue to improve, by adding additional independent sales representatives to our sales network and through one or more acquisitions of other distributors. We can provide no assurances that our expectations described above will be realized.

RESULTS OF OPERATIONS

     The following table sets forth certain selected unaudited condensed statement of operations data for the periods indicated in dollars and as a percentage of total net revenues. The following discussion relates to our results of operations for the periods noted and are not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

                                                            Three Months Ended
                                                                 March 31,

                                                  2005         %           2004          %

Revenue                                        $ 558,407      100%      $ 421,979       100%

Cost of Revenues                                 357,909       64%        317,298        75%
                                               ----------------------------------------------
Gross Profit                                     200,498       36%        104,681        25%

Selling, general & administrative expenses       247,554       44%        188,701        45%
                                               ----------------------------------------------

Loss from operations                           $ (47,056)      (8%)     $ (84,020)      (20%)
                                               ==============================================

We generated revenues of $ 558,407 in the first quarter of 2005 compared to $421,979 in the same three month period ending March 31, 2004. The increase in revenues of $136,428 in 2005 compared to 2004 is primarily due to our obtaining additional customers and our new and existing customers buying products with higher average prices.

Cost of revenues was $357,909 or 64% of revenues in the first quarter of 2005 compared to $317,298 or 75% of revenues in the same quarter of 2004. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $40,611 in 2005 is primarily related to an increase in revenues.

Gross profit was $200,498 in the first quarter of 2005 or 36% of net revenues compared to $104,681 in the same quarter of 2004 or 25% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The increase in gross revenue during the first quarter of 2005 relates to the mix of product sold and size of orders.

Selling, general, and administrative expenses were $247,554 in the first quarter of 2005 compared to $188,701 in the same quarter of 2004. Such costs include payroll and related expenses, insurance and rents. The overall increase of $58,853 is generally related to our ongoing efforts to effectively increase our sales volume. It also includes an increase in officers' salaries of $3,000 and approximately $35,000 in costs of being a public company.

Net (loss) was $(51,468) in the first quarter of 2005 compared to a net (loss) of $(84,020) for the same quarter in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $738,066 at March 31, 2005. Cash provided by operating activities for the three months ended March 31, 2005 was $76,781. This resulted primarily from a decrease in accounts receivable of $75,676 and a decrease in prepaid expenses of $ 33,914, an increase in customer deposits of $74,000 partially offset by a net loss in operations of $(51,468). Cash provided from financing activities was $95,000. This was the result of proceeds from a private placement.

The Company had cash and cash equivalents of $566,285 at March 31, 2004. Cash used in operating activities for the three months ended March 31, 2004 was $(46,093). This was the result of a net loss of $(84,020) and a decrease in accounts payable of $(87,878), partially offset by a decrease in accounts receivable of $61,356 and a decrease in prepaid expenses of $64,286. Cash provided from financing activities was $308,700, which relates to the private placement and advance on a note from a stockholder.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our Company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations. As of March 31, 2005, all borrowings from outside investors have been repaid or converted into our company's common stock. We raised net proceeds of $95,000 from the sale of our common stock and warrants to purchase additional common stock in the first quarter of 2005.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, hire additional sales persons, capital expenditures and possible acquisitions. The primary sources of funding for such requirements will be cash generated from operations, raising additional capital from the sale of equity or other securities and borrowings under debt facilities which currently do not exist. We believe that we can generate sufficient cash flow from these sources to fund our operations for at least the next twelve months.


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:
--------------------------

         As of the filing date of this Form 10-QSB, we are not a party to any pending legal proceedings.


ITEM 2. CHANGES IN SECURITIES.
------------------------------

         (a) In the first quarter ended March 31, 2005 there were no sales of unregistered securities, except as previously disclosed in our Form 10-SB, as amended. Those sales were as follows:


                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF                           IF OPTION, WARRANT OR
                                                 UNDERWRITING OR OTHER      EXEMPTION FROM    CONVERTIBLE SECURITY
DATE OF          TITLE OF                        DISCOUNTS TO MARKET        REGISTRATION      TERMS OF EXERCISE
SALE             SECURITY        NUMBER SOLD     PRICE OR CONVERTIBLE       CLAIMED           OR CONVERSION
-----------------------------------------------------------------------------------------------------------------
Jan. 2005      Common Stock      600,000         For services rendered      Section 4(2)      Options at $1.00
exercisable    Options           Options         no other consideration     granted to        per share; immediately
                                                 received; no               officers;         exercisable;
                                                 commissions paid           officers,         expired Jan. 2015;
                                                                            directors and     contain cashless
                                                                            legal counsel     exercise provisions.
                                                                            under our 2005
                                                                            Incentive Plan.
                                                                            Each grantee is a
                                                                            sophisticated
                                                                            investor, who
                                                                            received the
                                                                            options with a
                                                                            restrictive
                                                                            legend in
                                                                            connection with
                                                                            services rendered
                                                                            and is able to
                                                                            fend for himself.
                                                                            A Form S-8
                                                                            Registration
                                                                            Statement was filed
                                                                            with the Commission
                                                                            in April 2005.
-----------------------------------------------------------------------------------------------------------------
Jan. - Feb.    Common Stock      100,000         $100,000 received; no      Rule 506 of       Class B Warrants
2005           and Class B       Shares and      commissions paid; no       Regulation D; a   exercisable at
               Warrants          Class B         placement agent was        Form D was filed  $2.00 per share
                                 Warrants        utilized.                  on February 22,   through Jan. 2
                                                                            2005; securities  2008.
                                                                            sold to
                                                                            accredited
                                                                            investors only.
-----------------------------------------------------------------------------------------------------------------
Jan. 2005      Common Stock      31,076 Shares   Conversion of $31,076     Section 3a(9); no   Not Applicable.
                                                 of debt; no commissions   commissions paid.
                                                 paid; no placement
                                                 agent was utilized.
-----------------------------------------------------------------------------------------------------------------


         (b) Rule 463 of the Securities Act is not applicable to the Company.
         (c) In the first quarter ended March 31, 2005 there were no repurchases by the Company of its Common Stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

                  Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:
-------------------------------------------------------------

                  On February 9, 2005, the Company held its Annual Meeting of Stockholders. At the meeting, the Company re-elected Dean L. Julia, Michael D. Trepeta and Scott Novack for a period of one year and until their successors are elected and shall qualify. The Company's stockholders also approved amended By-Laws and an Amendment to its Certificate of Incorporation to increase the number of authorized common shares to 25,000,000 and to approve 5,000,.000 shares of Preferred Stock that may be issued from time-to-time in series as approved by the Board. All proposals before stockholders were approved by a vote of 3,582,000 votes in favor and zero votes in opposition.

ITEM 5. OTHER INFORMATION:
--------------------------

                  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
-----------------------------------------

                  Except for the exhibits listed below as filed herewith, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).


Number                Exhibit Description
------                -------------------

3.1      Articles of Incorporation filed March 26, 1998
3.2      Amendment to Articles of Incorporation filed June 10, 1999
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005
3.4      Amended By-Laws
10.1     Employment Agreement - Michael Trepeta
10.2     Employment Agreement - Dean Julia
11.1 Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002*
32.1 Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2 Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1     2005 Employee Benefit and Consulting Services Compensation Plan
99.2     Form of Class A Warrant
99.3     Form of Class B Warrant
---------------
*  Filed herewith

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ACE MARKETING & PROMOTIONS, INC.



Date: May 18, 2005                           By: /s/ Dean L. Julia
                                                 -------------------------------
                                                 Dean L. Julia,
                                                 Chief Executive Officer



Date: May 18, 2005                           By: /s/ Sean McDonnell
                                                 -------------------------------
                                                 Sean McDonnell,
                                                 Chief Financial Officer