Form 10QSB
period 2005-06-30
ACE MARKETING & PROMOTIONS INC
filed 2005-08-12
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       -----------------------------------

                                   FORM 10-QSB

                       -----------------------------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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

                                 Yes [X] No [ ]

As of August 12, 2005, the registrant had a total of 5,888,076 shares of Common Stock outstanding.

                        ACE MARKETING & PROMOTIONS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

             Condensed Balance Sheets as of June 30, 2005 (unaudited)
               and December 31, 2004                                           3

             Condensed Statements of Operations for the Three and Six
               Months Ended June 30, 2005 and June 30, 2004 (unaudited)        4

             Condensed Statements of Cash Flows for the Six Months
               Ended June 30, 2005 and June 30, 2004 (unaudited)               5

            Notes to Condensed Financial Statements (unaudited)                6

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

   Item 3.  Controls and Procedures                                           15

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 16

   Item 2.  Changes in Securities                                             16

   Item 3.  Defaults Upon Senior Securities                                   16

   Item 4.  Submissions of Matters to a Vote of Security Holders              17

   Item 5.  Other Information                                                 17

   Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                    18

                                    PART I. FINANCIAL INFORMATION


                                                                    ACE MARKETING & PROMOTIONS, INC.

CONDENSED BALANCE SHEETS
====================================================================================================
                                                                          JUNE, 30      DECEMBER, 31
                                                                            2005            2004
                                                                      ------------------------------
                                                                        (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                                           $     494,273    $     566,285
  Accounts receivable                                                       456,709          312,604
  Prepaid expenses and other current assets                                  11,080           68,407
                                                                      ------------------------------
Total Current Assets                                                        962,062          947,296

Property and Equipment, net                                                  13,071           15,680

Other Assets                                                                  3,135            3,135
                                                                      ------------------------------
Total Assets                                                          $     978,268    $     966,111
                                                                      ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                       $           -    $      25,000
  Accounts payable                                                          185,219          183,653
  Accrued expenses                                                           18,053           92,212
                                                                      ------------------------------
Total Current Liabilities                                                   203,272          300,865
                                                                      ------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.0001 par value; 25,000,000 shares authorized
   5,888,076 and 5,757,000 shares issued and outstanding
   at June 30, 2005 and December 31, 2004, respectively                         589              576
  Preferred stock $.0001 par value: 500,000 shares authorized
   no shares outstanding                                                          -                -
  Additional paid-in capital                                              1,633,380        1,030,625
  Accumulated deficit                                                      (858,973)        (365,955)
                                                                      ------------------------------
Total Stockholders' Equity                                                  774,996          665,246
                                                                      ------------------------------
Total Liabilities and Stockholders' Equity                            $     978,268    $     966,111
                                                                      ==============================


====================================================================================================
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                       3


                                                                                ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================================================

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               June, 30                       June, 30
                                                         2005            2004           2005            2004
                                                     -----------------------------------------------------------
Revenues, net                                        $    990,786    $    699,087   $  1,549,193    $  1,121,066
Cost of Revenues                                          682,810         443,775      1,040,719         761,073
                                                     -----------------------------------------------------------
  Gross Profit                                            307,976         255,312        508,474         359,993
                                                     -----------------------------------------------------------

Operating Expenses:
  Selling, General and administrative expenses            749,527         207,959        997,081         396,660
                                                     -----------------------------------------------------------
Total Operating Expenses                                  749,527         207,959        997,081         396,660
                                                     -----------------------------------------------------------

(Loss) Income from Operations                            (441,551)         47,353       (488,607)        (36,667)
                                                     -----------------------------------------------------------

Other Income (Expense):
  Interest expense                                            (21)              -         (4,532)              -
  Interest income                                              22               -            121               -
                                                     -----------------------------------------------------------
Total Other Income                                              1               -         (4,411)              -
                                                     -----------------------------------------------------------

(Loss) Income Before Provision
  for Income Taxes                                       (441,550)         47,353       (493,018)        (36,667)

Income Tax  Expense                                             -               -              -               -
                                                     -----------------------------------------------------------

Net (Loss) Income                                    $   (441,550)   $     47,353   $   (493,018)   $    (36,667)
                                                     ===========================================================

Net (Loss) Income Per Common Share:

  Basic                                              $      (0.07)   $       0.01   $      (0.08)   $      (0.01)
                                                     ===========================================================

  Diluted                                            $      (0.07)   $       0.01   $      (0.08)   $      (0.01)
                                                     ===========================================================

Weighted Average Common Shares Outstanding:

  Basic                                                 5,888,076       5,410,659      5,872,861       5,218,626
                                                     ===========================================================

  Diluted                                               5,888,076       5,410,659      5,872,861       5,218,626
                                                     ===========================================================


================================================================================================================
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                                   4

                                                     ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
=====================================================================================

                                                                Six Months Ended
                                                                    June 30,
                                                               2005           2004
                                                           --------------------------
Cash Flows from Operating Activities:
  Net loss                                                 $  (493,018)   $   (36,667)
                                                           --------------------------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                2,609            444
    Stock based compensation                                   476,692              -
    Changes in operating assets and liabilities:
    (Increase) decrease in operating assets:
      Accounts receivable                                     (144,105)        10,244
      Prepaid expenses and other assets                         57,327         (4,229)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                    (72,593)        16,922
                                                           --------------------------
  Total adjustments                                            319,930         23,381
                                                           --------------------------
Net Cash Used in Operating Activities                         (173,088)       (13,286)
                                                           --------------------------

Cash Flows from Investing Activities:
  Purchase of Equipment                                              -        (10,000)
                                                           --------------------------
Net Cash Used in Investing Activities                                -        (10,000)
                                                           --------------------------

Cash Flows from Financing Activities:
  Proceeds from private placement                              126,076        389,201
  Payments on notes payable                                    (25,000)        (6,594)
                                                           --------------------------
Net Cash Provided by Financing Activities                      101,076        382,607
                                                           --------------------------

Net (Decrease) Increase in Cash and Cash Equivalents           (72,012)       359,321
Cash and Cash Equivalents, beginning of period                 566,285         92,987
                                                           --------------------------
Cash and Cash Equivalents, end of period                   $   494,273    $   452,308
                                                           ==========================


=====================================================================================
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                        5

                         ACE MARKETING & PROMOTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

The Condensed Balance Sheet as of June 30, 2005, the Condensed Statements of Operations for the three and six months ended June 30, 2005 and 2004 and the Condensed Statements of Cash Flows for the six months ended June 30, 2005 and 2004 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2005, results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

This report should be read in conjunction with our Registration Statement on Form 10-SB for the year ended December 31, 2004.

The results of operations and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.


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

                         ACE MARKETING & PROMOTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


2.   EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share does not give effect to the impact of options because their effect would have been anti-dilutive.

3.   STOCK OPTIONS

     The Company has elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three and six months ended June 30, 2005 and 2004 consistent with the provisions of SFAS 123, our net loss and net loss per share would have been adjusted as follows:

                                                                    Three Months
                                                                   Ended June 30,
                                                            ----------------------------
                                                                 2005            2004
                                                            ----------------------------
     Net (loss) income, as reported                         $   (441,550)   $     47,353

     Deduct: Total stock-based employee compensation
     expense determined under fair value based method,
     net of related tax effects                                     (439)              -
                                                            ----------------------------

     Pro forma net (loss) Income                            $   (441,989)   $     47,353
                                                            ============================

     Net (loss) income per share:

     Basic - as reported                                    $      (0.07)   $       0.01
     Basic - pro forma                                      $      (0.08)   $       0.01

     Diluted - as reported                                  $      (0.07)   $       0.01
     Diluted - pro forma                                    $      (0.08)   $       0.01

                         ACE MARKETING & PROMOTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                    Six Months
                                                                  Ended June 30,
                                                            --------------------------
                                                                2005           2004
                                                            --------------------------
     Net loss, as reported                                  $  (493,018)   $   (36,667)

     Deduct: Total stock-based employee compensation
     expense determined under fair value based method,
     net of related tax effects                                (181,939)             -
                                                            --------------------------

     Pro forma net loss                                     $  (674,957)   $   (36,667)
                                                            ==========================

     Net loss per share:

     Basic - as reported                                    $     (0.08)   $     (0.01)
     Basic - pro forma                                      $     (0.11)   $     (0.01)

     Diluted - as reported                                  $     (0.08)   $     (0.01)
     Diluted - pro forma                                    $     (0.11)   $     (0.01)

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

5.   STOCKHOLDERS EQUITY

     Private placement of securities - During the six months ended June 30, 2005, the Company completed a private placement through the sale of 10 units (each consisting of 10,000 common shares and 10,000 Class B Warrants) at a purchase price of $10,000 per unit for net proceeds of $95,000, net of transaction cost of approximately $5,000. Each Class B Warrant has an exercise price of $2.00 and expires on January 2, 2008.

6.   STOCK OPTION PLAN

     Subsequent to June 30, 2005, the Shareholders approved an amendment to the Company's Employee Benefit and Consulting Services Compensation Plan (the "Plan") and increased the number of shares covered by the Plan from 2,000,000 to 4,000,000 shares of Common Stock.

     During the three and six month periods ended June 30, 2005, the Company granted 1,892,000 and 2,492,000 options, respectively, under the Plan.

7.   CONSULTING AGREEMENT

     On June 10, 2005 the Company entered into a consulting agreement with a financial advisory firm. In connection with this agreement the Company granted a warrant for the purchase of 1,100,000 shares of the Company's common stock. The warrant has an exercise price of $.10 per share and expires on June 10, 2010. In connection with this grant the Company recorded a charge of $451,000, which is included in selling, general and administrative expenses.

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

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-QSB. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition,
(b) possible loss of customers, and (c) the company's ability to attract and retain key personnel, (d) The Company's ability to manage other risks, uncertainties and factors inherent in the business and otherwise discussed in this 10-QSB and in the Company's other filings with the SEC. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

RESULTS OF OPERATIONS

     The following table sets forth certain selected unaudited condensed statement of operations data for the periods indicated in dollars and as a percentage of total net revenues. The following discussion relates to our results of operations for the periods noted and is not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.


                         Three Months Ended             Six Months Ended
                              June 30,                       June 30,

                        2005            2004           2005            2004
                    ----------------------------   ----------------------------

Revenue             $    990,786    $    699,087   $  1,549,193    $  1,121,066

Cost of Revenues         682,810         443,775      1,040,719         761,073
                    ----------------------------   ----------------------------

Gross Profit             307,976         255,312        508,474         359,993

Selling, general &
 administrative
 expenses                749,527         207,959        997,081         396,660
                    ----------------------------   ----------------------------

(Loss) Income
from operations     $   (441,551)   $     47,353   $   (488,607)   $    (36,667)
                    ============================   ============================

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004
------------------------------------------------------------------------

We generated revenues of $990,786 in the second quarter of 2005 compared to $699,087 in the same three month period ending June 30, 2004. The increase in revenues of $291,699 in 2005 as compared to 2004 is primarily due to our utilizing additional sales representatives to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenues was $682,810 or 69% of revenues in the second quarter of 2005 as compared to $443,775 or 63% of revenues in the same three months ended June 30, 2004. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $279,646 in 2005 is related to an increase in revenues.

Gross profit was $307,976 in the second quarter of 2005 or 31% of net revenues as compared to $255,312 in the same three months ended June 30, 2004 or 37% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The increase in gross revenue during the quarter ended June 30, 2005 relates to the mix of product sold and size of orders.

Selling, general, and administrative expenses were $749,527 in the second quarter ended June 30, 2005 as compared to $207,959 in the same period ended June 30, 2004. Such costs include payroll and related expenses, professional fees, insurance and rents. The overall increase of $541,568 is primarily due to a non-recurring charge to operations of $451,000 relating to the grant to a financial advisor of warrants to purchase 1,100,000 shares of common stock at an exercise price of $.10 per share, expiring June 10, 2010. See Note 7 above. The remaining increase is generally related to our ongoing efforts to effectively increase our sales volume. It also includes an increase in officers' and other salaries of $15,000 and approximately $39,000 in costs of being a public company.

Net (loss) was $(451,550) in the quarter ended June 30, 2005 compared to a net income of $47,353 for the same three months in 2004. No provision for income taxes is provided for in 2005 and 2004 due to the availability of net operating loss carryforwards.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004
--------------------------------------------------------------------

We generated revenues of $1,549,193 in the first two quarters of 2005 compared to $1,121,066 in the same six month period ending June 30, 2004. The increase in revenues of $428,127 in 2005 compared to 2004 is primarily due to our utilizing additional sales representations to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenues was $1,040,719 or 67% of revenues in the first two quarters of 2005 compared to $761,073 or 68% of revenues in the same six months of 2004. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $279,646 in 2005 is related to an increase in revenues.

Gross profit was $508,474 in the first two quarters of 2005 or 33% of net revenues compared to $359,993 in the same six months of 2004 or 32% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The increase in gross revenue during the first two quarters of 2005 relates to the mix of product sold and size of orders.

Selling, general, and administrative expenses were $997,081 in the first two quarters of 2005 compared to $396,660 in the same six months of 2004. Such costs include payroll and related expenses, insurance and rents. The overall increase of $600,421 is primarily due to a non-recurring charge to operations of $451,000 relating to the grant to a financial advisor of warrants to purchase 1,100,000 shares of common stock at an exercise price of $.10 per share, expiring June 10, 2010. See Note 7 above. The remaining increase is generally related to our ongoing efforts to effectively increase our sales volume. It also includes an increase in officers' and other salaries of $27,000 and approximately $74,000 in costs of being a public company.

Net loss was $(493,018) in the first two quarters of 2005 compared to a net loss of $(36,667) for the same six months in 2004. No provision for income taxes is provided for in 2005 and 2004 due to the availability of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $494,273 at June 30, 2005. Cash used by operating activities for the six months ended June 30, 2005 was $(173,088). This resulted primarily from a net loss of $(493,018), an increase in accounts receivable of $(144,105) and a decrease in accounts payable and accrued expenses of $(72,593) partially offset by prepaid expenses of $57,327 and stock based compensation of $476,692. Cash provided from financing activities was $126,076 resulting from a private placement of common stock and warrants which netted $95,000 and the conversion of a note payable with accrued interest into common stock of the company at a reduced conversion rate of $1.00 per share, which resulted in the issuance of 31,076 shares of common stock.

The Company had cash and cash equivalents of $452,308 at June 30, 2004. Cash used by operating activities for the six months ended June 30, 2004 was $(13,286). This was the result of a net loss of $(36,667) partially offset by an increase in accounts receivable of $10,244 and an increase in accounts payable and accrued expenses of $16,927. Cash provided from financing activities was $382,607, which relates to a private placement of common stock and warrants.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our Company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations. As of June 30, 2005, all borrowings from outside investors have been repaid or converted into our company's common stock. We raised net proceeds of $95,000 from the sale of our common stock and warrants to purchase additional common stock in the first quarter of 2005.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

          As of the filing date of this Form 10-QSB, we are not a party to any pending legal proceedings.


ITEM 2.   CHANGES IN SECURITIES.

     (a) In the first six months ended June 30, 2005 there were no sales of unregistered securities, except as follows:

                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF                           IF OPTION, WARRANT OR
                                                 UNDERWRITING OR OTHER      EXEMPTION FROM    CONVERTIBLE SECURITY
DATE OF          TITLE OF                        DISCOUNTS TO MARKET        REGISTRATION      TERMS OF EXERCISE
SALE             SECURITY        NUMBER SOLD     PRICE OR CONVERTIBLE       CLAIMED           OR CONVERSION
----------------------------------------------------------------------------------------------------------------------
Jan. 2005      Common Stock      600,000         For services rendered     Section 4(2)         Options exercisable
               Options           Options         no other consideration    granted to           at $1.00 per
                                                 received; no              officers;            share;
                                                 commissions paid          officers,            immediately
                                                                           directors and        exercisable;
                                                                           legal counsel        expire
                                                                           under our 2005       Jan. 2015;
                                                                           Incentive Plan.      contain
                                                                           Each grantee is a    Cashless
                                                                           sophisticated        exercise
                                                                           investor, who        provisions.
                                                                           received the
                                                                           options with a
                                                                           restrictive
                                                                           legend in
                                                                           connection with
                                                                           services rendered
                                                                           and is able to
                                                                           fend for himself.
                                                                           A Form S-8
                                                                           Registration
                                                                           Statement was filed
                                                                           with the Commission
                                                                           in April 2005.

Jan. - Feb.    Common Stock      100,000         $100,000 received; no     Rule 506 of         Class B Warrants
2005           and Class B       Shares and      commissions paid; no      Regulation D; a     exercisable at
               Warrants          Class B         placement agent was       Form D was filed    $ 2.00 per share
                                 Warrants        utilized.                 on February 22,     through Jan. 2, 2008.
                                                                           2005; securities
                                                                           sold to
                                                                           accredited
                                                                           investors only.
----------------------------------------------------------------------------------------------------------------------
Jan. 2005      Common Stock      31,076 Shares   Conversion of $31,076     Section 3a(9); no   Not Applicable.
                                                 of debt; no commissions   commissions paid.
                                                 paid; no placement
                                                 agent was utilized.
----------------------------------------------------------------------------------------------------------------------

     (b)  Rule 463 of the Securities Act is not applicable to the Company.
     (c) In the first six months ended June 30, 2005 there were no repurchases by the Company of its Common Stock.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          On August 12, 2005, the Company's stockholders took action by majority consent to ratify, adopt and approve an amendment to the Company's 2005 Employee Benefit and Consulting Services Compensation Plan to increase the number of shares covered by the Plan from 2,000,000 shares to 4,000,000 shares of Common Stock. The proposal was approved by a unanimous consent of 3,401,500 votes in favor of the amendment.

ITEM 5.   OTHER INFORMATION:

          None.

ITEM 6.   EXHIBITS:

          Except for the exhibits listed below as filed herewith, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).

Number                Exhibit Description
------                -------------------

3.1     Articles of Incorporation filed March 26, 1998
3.2     Amendment to Articles of Incorporation filed June 10, 1999
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005
3.4     Amended By-Laws
10.1    Employment Agreement - Michael Trepeta
10.2    Employment Agreement - Dean Julia
11.1 Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002*
32.1 Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2 Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1    2005 Employee Benefit and Consulting Services Compensation Plan
99.2    Form of Class A Warrant
99.3    Form of Class B Warrant
99.4    Amendment to 2005 Employee Benefit and Consulting Services Compensation
        Plan*

---------------
*  Filed herewith

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACE MARKETING & PROMOTIONS, INC.



Date: August 12, 2005                  By:  /s/ Dean L. Julia
                                            -----------------------------
                                            Dean L. Julia,
                                            Chief Executive Officer



Date: August 12, 2005                  By:  /s/ Sean McDonnell
                                            -----------------------------
                                            Sean McDonnell,
                                            Chief Financial Officer