Form 10QSB/A
period 2005-06-30
ACE MARKETING & PROMOTIONS INC
filed 2005-08-15
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       -----------------------------------

                                   FORM 10-QSB/A

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


                         Three Months Ended             Six Months Ended
                              June 30,                       June 30,

                        2005            2004           2005            2004
                    ----------------------------   ----------------------------

Revenue             $    990,786    $    699,087   $  1,549,193    $  1,121,066

Cost of Revenues         682,810         443,775      1,040,719         761,073
                    ----------------------------   ----------------------------

Gross Profit             307,976         255,312        508,474         359,993

Selling, general &
 administrative
 expenses                749,527         207,959        997,081         396,660
                    ----------------------------   ----------------------------

(Loss) Income
from operations     $   (441,551)   $     47,353   $   (493,018)   $    (36,667)
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

Net (loss) was $(441,550) in the quarter ended June 30, 2005 compared to a net income of $47,353 for the same three months in 2004. No provision for income taxes is provided for in 2005 and 2004 due to the availability of net operating loss carryforwards.

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


                                       ACE MARKETING & PROMOTIONS, INC.



Date: August 15, 2005                  By:  /s/ Dean L. Julia
                                            -----------------------------
                                            Dean L. Julia,
                                            Chief Executive Officer



Date: August 15, 2005                  By:  /s/ Sean McDonnell
                                            -----------------------------
                                            Sean McDonnell,
                                            Chief Financial Officer