Form 10QSB
period 2005-09-30
ACE MARKETING & PROMOTIONS INC
filed 2005-11-03
CIK 1084267

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


                  FOR THE QUARTERLY PERIOD ENDED September 30, 2005


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

                                 Yes [X] No [ ]

As of October 21, 2005, the registrant had a total of 5,888,076 shares of Common Stock outstanding.

                        ACE MARKETING & PROMOTIONS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

             Condensed Balance Sheets as of September 30, 2005 (unaudited)
               and December 31, 2004                                           3

             Condensed Statements of Operations for the Three and Nine Months
               Ended September 30, 2005 and September 30, 2004 (unaudited)     4

             Condensed Statements of Cash Flows for the Nine Months
               Ended September 30, 2005
               and September 30, 2004 (unaudited)                              5

            Notes to Condensed Financial Statements (unaudited)                6

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

   Item 3.  Controls and Procedures                                           15

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 16

   Item 2.  Changes in Securities                                             16

   Item 3.  Defaults Upon Senior Securities                                   16

   Item 4.  Submissions of Matters to a Vote of Security Holders              17

   Item 5.  Other Information                                                 17

   Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                    18

PART I. FINANCIAL INFORMATION

                                ACE MARKETING & PROMOTIONS, INC.

                                    CONDENSED BALANCE SHEETS
-----------------------------------------------------------------------------------------------
                                                                  SEPTEMBER, 30    DECEMBER, 31
                                                                      2005             2004
                                                                   -----------      -----------
                                                                   (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                                        $   544,805      $   582,705
  Accounts receivable                                                  341,661          528,080
  Prepaid expenses and other current assets                             37,263            4,405
                                                                   -----------      -----------
Total Current Assets                                                   923,729        1,115,190

Property and Equipment, net                                             11,767            9,539

Other Assets                                                             3,135            3,616
                                                                   -----------      -----------
Total Assets                                                       $   938,631      $ 1,128,345
                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                    $        --      $    31,000
  Accounts payable                                                     179,588          225,606
  Accrued expenses                                                      18,516          205,436
                                                                   -----------      -----------
Total Current Liabilities                                              198,104          462,042
                                                                   -----------      -----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.0001 par value; 25,000,000 shares authorized
     5,888,076 and 5,757,000 shares issued and outstanding
     at June 30, 2005 and December 31, 2004, respectively                  589              576
  Preferred stock $.0001 par value: 500,000 shares authorized
     no shares outstanding                                                  --               --
  Additional paid-in capital                                         1,638,474          953,940
  Accumulated deficit                                                 (898,536)        (288,213)
                                                                   -----------      -----------
Total Stockholders' Equity                                             740,527          666,303
                                                                   -----------      -----------
Total Liabilities and Stockholders' Equity                         $   938,631      $ 1,128,345
                                                                   ===========      ===========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.



                                         ACE MARKETING & PROMOTIONS, INC.

                                  CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          September, 30                     September, 30
                                                      2005              2004            2005             2004
                                                   -----------      -----------      -----------      -----------

Revenue, net                                       $   750,957      $   735,793      $ 2,300,150      $ 1,856,859
Cost of Revenue                                        477,466          591,360        1,518,185        1,352,433
                                                   -----------      -----------      -----------      -----------
  Gross Profit                                         273,491          144,433          781,965          504,426
                                                   -----------      -----------      -----------      -----------

Operating Expenses:
  Selling, General and administrative expenses         313,066          202,734        1,310,147          599,394
                                                                                                      -----------
Total Operating Expenses                               313,066          202,734        1,310,147          599,394
                                                                                                      -----------

Loss from Operations                                   (39,575)         (58,301)        (528,182)         (94,968)
                                                   -----------      -----------      -----------      -----------

Other Income (Expense):
 Interest expense                                           --               --           (4,532)              --
 Interest income                                            12               --              133               --
                                                   -----------      -----------      -----------      -----------
Total Other Income                                          12               --           (4,399)              --
                                                   -----------      -----------      -----------      -----------

Loss Before Provision
  for Income Taxes                                     (39,563)         (58,301)        (532,581)         (94,968)

Income Tax  Expense                                         --               --               --               --
                                                   -----------      -----------      -----------      -----------

Net Loss                                           $   (39,563)     $   (58,301)     $  (532,581)     $   (94,968)
                                                   ===========      ===========      ===========      ===========

Net Loss Per Common Share:

Basic                                              $     (0.01)     $     (0.01)     $     (0.09)     $     (0.02)
                                                   ===========      ===========      ===========      ===========

Diluted                                            $     (0.01)     $     (0.01)     $     (0.09)     $     (0.02)
                                                   ===========      ===========      ===========      ===========

Weighted Average Common Shares Outstanding:

Basic                                                5,888,076        5,430,000        5,877,988        5,289,599
                                                   ===========      ===========      ===========      ===========

Diluted                                              5,888,076        5,430,000        5,877,988        5,289,599
                                                   ===========      ===========      ===========      ===========



SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.




                                      ACE MARKETING & PROMOTIONS, INC.

                              Condensed Statements of Cash Flows (unaudited)
----------------------------------------------------------------------------------------------------------
                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                    2005           2004
                                                                                  ---------      ---------

Cash Flows from Operating Activities:
  Net loss                                                                        $(532,581)     $ (94,968)
                                                                                  ---------      ---------
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    3,913          2,479
     Stock based compensation                                                       481,786             --
     Changes in operating assets and liabilities:
     (Increase) decrease in operating assets:
       Accounts receivable                                                          (29,057)      (137,356)
       Prepaid expenses and other assets                                             31,144         (4,229)
     Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                                          (77,761)       107,756
                                                                                  ---------      ---------
  Total adjustments                                                                 410,025        (31,350)
                                                                                  ---------      ---------
Net Cash Used in Operating Activities                                              (122,556)      (126,318)
                                                                                  ---------      ---------

Cash Flows from Investing Activities:
  Purchase of Equipment                                                                  --        (10,000)
                                                                                  ---------      ---------
Net Cash Used in Investing Activities                                                    --        (10,000)
                                                                                  ---------      ---------

Cash Flows from Financing Activities:
  Proceeds from private placement                                                   126,076        636,036
  Payments on notes payable                                                         (25,000)       (10,000)
                                                                                  ---------      ---------
Net Cash Provided by Financing Activities                                           101,076        626,036
                                                                                  ---------      ---------

Net (Decrease) Increase in Cash and Cash Equivalents                                (21,480)       489,718
Cash and Cash Equivalents, beginning of period                                      566,285         92,987
                                                                                  ---------      ---------
Cash and Cash Equivalents, end of period                                          $ 544,805      $ 582,705
                                                                                  =========      =========



SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                     5

                         ACE MARKETING & PROMOTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

The Condensed Balance Sheet as of September 30, 2005, the Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and the Condensed Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2005, results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

This report should be read in conjunction with our Registration Statement on Form 10-SB which includes financial statements for the year ended December 31, 2004.

The results of operations and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.


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

                         ACE MARKETING & PROMOTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


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

3. STOCK OPTIONS

     The Company has elected the disclosure only provisions of Statement of Financial Accounting Standard No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for our employee stock options. Accordingly, no compensation expense has been recognized. Had we recorded compensation expense for the stock options based on the fair value at the grant date for awards in the three and nine months ended September 30, 2005 and 2004 consistent with the provisions of SFAS 123, our net loss and net loss per share would have been adjusted as follows:

                         ACE MARKETING & PROMOTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                       Three Months     Three Months     Nine Months      Nine Months
                                                           Ended           Ended            Ended            Ended
                                                       September 30,    September 30,    September 30,    September 30,
                                                           2005             2004             2005             2004
                                                        -----------      -----------      -----------      -----------
Net loss, as reported                                   $   (39,563)     $   (58,301)     $  (532,581)     $   (94,968)
Add: Stock-based employee compensation expense
   included in net loss, net of related tax effects           5,094               --          481,786               --
(Deduct): Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of tax related effects                (5,094)             (--)        (663,725)             (--)
Pro forma net loss                                          (39,563)         (58,301)        (714,520)         (94,968)
Weighted average common shares outstanding                5,888,076        5,430,000        5,877,988        5,289,599
Loss per share:
   Basic and diluted---as reported                      $     (0.01)     $     (0.01)     $     (0.09)     $     (0.02)
   Basic and diluted---pro-forma                        $     (0.01)     $     (0.01)     $     (0.12)     $     (0.02)


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

5. STOCKHOLDERS EQUITY

     Private placement of securities - During the nine months ended September 30, 2005, the Company completed a private placement through the sale of 10 units (each consisting of 10,000 common shares and 10,000 Class B Warrants) at a purchase price of $10,000 per unit for net proceeds of $95,000, net of transaction cost of approximately $5,000. Each Class B Warrant has an exercise price of $2.00 and expires on January 2, 2008.

6. STOCK OPTION PLAN

     The Shareholders approved an amendment to the Company's Employee Benefit and Consulting Services Compensation Plan (the "Plan") and increased the number of shares covered by the Plan from 2,000,000 to 4,000,000 shares of Common Stock.

     During the three and nine month periods ended September 30, 2005, the Company granted 180,000 and 2,672,000 options, respectively, under the Plan.

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


                         Three Months Ended            Nine Months Ended
                            September 30,                 September 30,

                        2005            2004           2005            2004
                    ----------------------------   ----------------------------

Revenue             $    750,957    $    735,793   $  2,300,150    $  1,856,859

Cost of Revenues         477,466         591,360      1,518,185       1,352,433
                    ----------------------------   ----------------------------

Gross Profit             273,491         144,433        781,965         504,426

Selling, general &
 administrative
 expenses                313,066         202,734      1,310,147         599,394
                    ----------------------------   ----------------------------

(Loss)
from operations     $   (39,575)   $    (58,301)   $   (528,182)   $    (94,968)
                    ============================   ============================

Three Months Ended September 30, 2005 versus Three Months Ended September 30,
2004
------------------------------------------------------------------------

We generated revenues of $750,957 in the third quarter of 2005 compared to $735,793 in the same three month period ending September 30, 2004. The increase in revenues of $15,164 in 2005 as compared to 2004 is primarily due to our utilizing additional sales representatives to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenues was $477,466 or 64% of revenues in the third quarter of 2005 as compared to $591,360 or 80% of revenues in the same three months ended September 30, 2004. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decrease in cost of revenues of $113,894 in 2005 is related to the mix of items sold and the sale of products with higher average prices.

Gross profit was $273,491 in the third quarter of 2005 or 36% of net revenues as compared to $144,433 in the same three months ended September 30, 2004 or 20% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The increase in gross revenue during the quarter ended September 30, 2005 relates to the mix of product sold and size of orders.

Selling, general, and administrative expenses were $313,066 in the third quarter ended September 30, 2005 as compared to $202,734 in the same period ended September 30, 2004. Such costs include payroll and related expenses, professional fees, insurance and rents. The overall increase of $110,332 is generally related to our ongoing efforts to effectively increase our sales volume. It also includes an increase in officers' and other salaries of $24,000 and approximately $48,000 in costs of being a public company, including director and officer liability insurance.

Net (loss) was $(39,563) in the quarter ended September 30, 2005 compared to a net loss of $(58,301) for the same three months in 2004. No provision for income taxes is provided for in 2005 and 2004 due to the availability of net operating loss carryforwards.

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004
--------------------------------------------------------------------------------

We generated revenues of $2,300,150 in the first three quarters of 2005 compared to $1,856,859 in the same nine month period ending September 30, 2004. The increase in revenues of $443,291 in 2005 compared to 2004 is primarily due to our utilizing additional sales representations to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenues was $1,518,185 or 66% of revenues in the first three quarters of 2005 compared to $1,352,433 or 73% of revenues in the same nine months of 2004. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $165,752 in 2005 is related to an increase in revenues.

Gross profit was $781,965 in the first three quarters of 2005 or 34% of net revenues compared to $504,426 in the same nine months of 2004 or 27% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The increase in gross revenue during the first three quarters of 2005 relates to the mix of product sold and size of orders.

Selling, general, and administrative expenses were $1,310,147 in the first three quarters of 2005 compared to $599,394 in the same nine months of 2004. Such costs include payroll and related expenses, insurance and rents. The overall increase of $710,753 is primarily due to a non-recurring charge to operations of $451,000 relating to the grant to a financial advisor of warrants to purchase 1,100,000 shares of common stock at an exercise price of $.10 per share, expiring June 10, 2010. See Note 7 above. The remaining increase is generally related to our ongoing efforts to effectively increase our sales volume. It also includes an increase in officers' and other salaries of $58,000 and approximately $115,000 in costs of being a public company, including director and officer liability insurance.

Net loss was $(532,581) in the first three quarters of 2005 compared to a net loss of $(94,968) for the same nine months in 2004. No provision for income taxes is provided for in 2005 and 2004 due to the availability of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $544,805 at September 30, 2005. Cash used by operating activities for the nine months ended September 30, 2005 was $(122,556). This resulted primarily from a net loss of $(532,581), an increase in accounts receivable of $(29,057) and a decrease in accounts payable and accrued expenses of $(77,761) partially offset by prepaid expenses of $31,144 and stock based compensation of $481,786. Cash provided from financing activities was $101,076 resulting from a private placement of common stock and warrants which netted $95,000 and the conversion of a note payable with accrued interest into common stock of the company at a reduced conversion rate of $1.00 per share, which resulted in the issuance of 31,076 shares of common stock.

The Company had cash and cash equivalents of $582,705 at September 30, 2004. Cash used by operating activities for the nine months ended September 30, 2004 was $(126,318). This was the result of a net loss of $(94,968) partially offset by an increase in accounts receivable of $(137,356) and an increase in accounts payable and accrued expenses of $107,756. Cash provided from financing activities was $626,036, which relates to a private placement of common stock and warrants.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our Company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations. As of September 30, 2005, all borrowings from outside investors have been repaid or converted into our company's common stock. We raised net proceeds of $95,000 from the sale of our common stock and warrants to purchase additional common stock in the first quarter of 2005.

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


ITEM 2.   CHANGES IN SECURITIES.

     (a) In the first nine months ended September 30, 2005 there were no sales of unregistered securities, except as follows:

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

     (b)  Rule 463 of the Securities Act is not applicable to the Company.
     (c) In the first nine months ended June 30, 2005 there were no repurchases by the Company of its Common Stock.


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

ITEM 5.   OTHER INFORMATION:

          None.

ITEM 6.   EXHIBITS:

           Except for the exhibits listed below as filed herewith or unless Otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).

Number                Exhibit Description
------                -------------------

3.1     Articles of Incorporation filed March 26, 1998
3.2     Amendment to Articles of Incorporation filed June 10, 1999
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005
3.4     Amended By-Laws
10.1    Employment Agreement - Michael Trepeta
10.2    Employment Agreement - Dean Julia
11.1 Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002*
32.1 Certification of Chief Executive Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2 Certification of Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1    2005 Employee Benefit and Consulting Services Compensation Plan
99.2    Form of Class A Warrant
99.3    Form of Class B Warrant
99.4 Amendment to 2005 Employee Benefit and Consulting Services Compensation Plan (**)
99.5     Pres release-third quarter results of operations*
---------------
     *   Filed herewith.

     ** Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACE MARKETING & PROMOTIONS, INC.



Date: November 3, 2005                  By:  /s/ Dean L. Julia
                                            -----------------------------
                                            Dean L. Julia,
                                            Chief Executive Officer



Date: November 3, 2005                  By:  /s/ Sean McDonnell
                                            -----------------------------
                                            Sean McDonnell,
                                            Chief Financial Officer