Form 10KSB
period 2005-12-31
ACE MARKETING & PROMOTIONS INC
filed 2006-03-17
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         {X}      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                   -------------------------------------------

                        COMMISSION FILE NUMBER: 000-51160
                        ---------------------------------

                        ACE MARKETING & PROMOTIONS, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

            NEW YORK                                          11-3427886
--------------------------------------------------------------------------------
(State of jurisdiction of                                 I.R.S. Employee
 incorporation or organization)                           Identification Number)


457 ROCKAWAY AVENUE, VALLEY STREAM, NY                       11581
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (516) 256-7766

Securities registered pursuant to Section 12 (b) of the Act:  None
------------------------------------------------------------------


Securities registered pursuant to Section 12 (g) of the Act: Common Stock,
--------------------------------------------------------------------------
$.0001 Par Value
----------------

Check whether the Registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $3,422,665.

As of March 14, 2006, the number of shares held by non-affiliates was approximately 2,577,000 shares. The approximate market value based on the last sale (i.e. $2.00 per share as of March 14, 2006) of the Company's Common Stock was approximately $5,154,000.

The number of shares outstanding of the Registrant's Common Stock, as of March 14, 2006 was 6,917,108.

                           FORWARD-LOOKING STATEMENTS

         We believe this annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations set forth under "Business" and/or "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and stockholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors." In addition to the Risk Factors and other important factors discussed elsewhere in this annual report, you should understand that other risks and uncertainties and our public announcements and filings under the Securities Exchange Act of 1934, as amended could affect our future results and could cause results to differ materially from those suggested by the forward-looking statements.

                                     PART I
Item 1.  Description of Business
-------  -----------------------

OVERVIEW

         Ace Market & Promotions, Inc. incorporated under laws of the State of New York in March 1998, is a full service advertising specialties and promotional products distributor company. We distribute items manufactured by others to our customers typically with our customers' logos on them. Several of our customer categories include large corporations, local schools, universities, financial institutions, hospitals and not-for-profit organizations. Our promotional products are a useful, practical, informative, entertaining, and/or decorative item, most often imprinted with the sponsoring advertiser's name, logo, slogan or message, and typically retained and appreciated by the end recipients who receive them, in many cases free of charge in marketing and communication programs.

         Promotional products are also effective for the following:

         o        dealer/distribution programs;
         o        co-op programs;
         o        company stores;
         o generating new customers or new accounts; o nonprofit fundraising; public awareness campaigns;
         o        promotion of brand awareness and brand loyalty;
         o        employee incentive programs;
         o        new product or service introduction; and
         o        marketing research for survey and focus group participants.

                  We have the ability to distribute over 500,000 promotional product items ranging from stickers that cost pennies all the way through jewelry, sporting goods, awards, and electronics that cost thousands of dollars per unit. Specific categories of promotional products include:

         o Advertising Specialties-build awareness, goodwill and remembrance of the advertiser's name, product, purpose, advantages or other timely message. These products are generally lower priced goods and are usually distributed for free.
         o Business Gifts, Awards and Commemoratives - generally lower priced goods and are given for goodwill, often at trade shows to generate traffic.
         o Incentives and Awards-focus on motivation, workplace safety, goal setting and recognition. These are typically higher priced items used in incentive programs to promote employee retention and recognition. They may also be used in recruitment programs as well.
         o        Premiums-given after a specific behavior has been performed.

         The most popular products that we have distributed over the last several years and account for over 50% of our business are as follows:

         o        Wearables, such as t-shirts, golf shirts and hats.
         o        Glassware, such as mugs and drinking glasses.
         o        Writing instruments, such as pens, markers and highlighters.
         o        Bags, such as tote bags, gift bags and brief cases.

COMPANY HISTORY

         We have been in business since 1998. We have grown our business through internal growth without acquisitions and without us having the benefits of any trademarks, patents, service marks, franchises, concessions, royalty agreements or labor contracts. Our growth has been achieved through cash flow from operations and the private sale of our restricted common stock totaling approximately $1,130,000. See "Notes to Consolidated Financial Statements" for additional information on the sale of our common stock during the last two years.

THE MARKET

         There are thousands of different types and styles of promotional products. In many cases, it is even possible to obtain custom items that are not found in any catalog. According to The Counselor - State of the Industry 2005 Survey, which is available online at no cost to the public at www.thecounselor.net, the most popular promotion products sold in 2004 were the following:

         o        wearables;
         o        writing instruments;
         o        glassware and ceramics;
         o        desk/office/business accessories;
         o        calendars;
         o        recognition awards/trophies; and
         o        magnets.

MARKET SIZE
-----------

         According to the Promotional Products Association International, which is available online at no cost to the public at www.ppai.com/MediaInformation/Instustry/Statistics/SalesVolumeEstimates/, promotional product distributor's sales were $5.13 billion in 1991, with steady increases in sales until they reached $17.85 billion in 2000. Promotional Product sales then declined to $16.55 billion in 2001, $15.63 billion in 2002, increased to $16.34 billion in 2003 and $17.3 billion in 2004. A revitalized economy, increased competition in the marketplace, and a trend toward integrated and targeted marketing strategies has contributed to this growth. Integrated marketing campaigns involve not only advertising, but also sales promotions, internal communications, public relations, and other disciplines. The objectives of integrated marketing are to promote products and services, raise employee awareness, motivate personnel, and increase productivity through a wide array of methods including extensive use of promotional products.

 DISTRIBUTORS

         According to the Promotional Products Association International, which is available online at no cost to the public at www.ppai.com/MediaInformation/ Instustry/Statatistics/SalesVolumeEstimates/, with no single company dominating the market, the promotional products industry is highly fragmented with 20,249 distributors in the industry with revenues of less than $2.5 million and 919 distributors with revenues of $2.5 million or more. According to The Counselor - State of the Industry 2005 Survey, the top ten distributors in our industry are believed to have sales of between $137 million and $230 million for 2004. Wearguard-Crest Co., Halo Branded Solutions/Lee Wayne Corporation, Corporate Express Promotional Marketing, 4 Imprint Inc. and American Identity are the top five distributors with 2004 sales of $230 million, $207 million $200 million, $191.5 million and 179.5 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

         According to the Promotional Products Association International, which is available online at no cost to the public at www.ppai.com/ProductsResources/ Research/TopBuyers/, the following ranks the top ten purchasers of promotional products in descending order according to the findings of a 2003 study by Louisiana State University and Glenrich Business Studies. Industries were named by distributors according to the volume spent on promotional products by each industry.

         o        education: schools, seminars
         o financial: banks, savings and loans, credit unions, stock brokers
         o        health care: hospitals, nursing homes, clinics
         o        not-for-profit organizations
         o        construction: building trades and building supplies
         o        government: public offices, agencies, political candidates
         o        trade, professional associations and civic clubs
         o        real estate: agents, title companies and appraisers
         o        automotive: manufacturers, dealers, parts suppliers
         o        professionals: doctors, lawyers, cpa's, architects

SUPPLY CHAIN

         Domestic and overseas manufacturers generally sell their promotional product items directly to suppliers. Suppliers sell to distributors like Ace Marketing and distributors sell promotional products to customer users such as large corporations, financial institutions, universities and schools, hospitals, not-for-profit organizations and small businesses. However, manufacturers have the ability to sell their promotional products directly to distributors and customers. Suppliers have the ability to sell promotional products directly to customers who are not distributors.

         Whereas the majority of the items are made overseas, often in China, and the suppliers are simply importing from actual manufacturers, we generally consider the supplier as the beginning of the industry supply chain. They choose specified product lines and import blank goods to be warehoused until a distributor orders one of their items with a customer logo on it. The suppliers generally run the risk of inventory exposure and fluctuations in an item's popularity. This is generally why most distributors stick to distributing and not importing. There are situations where importing directly from the manufacturer and thus cutting out the supplier does in fact make sense. Generally, this happens when a distributor has a large quantity order and has enough lead time from the customer to import the item. Since ocean freight from overseas generally takes 30-45 days and manufacturing may take several weeks, this only makes sense when a customer orders far in advance and in large quantity. The benefits of this are outstanding since the margins and cost savings can be substantial. But, in general, the average order in the industry is below $1,000 and thus the need for individual suppliers to carry specified product lines and hold inventory to fill the need of the average distributor with the average order.

Suppliers
---------

         Management believes that while there are an estimated 3,000 suppliers in the industry, most of the promotional products distributors have access to the same suppliers. Currently, we utilize approximately 500 suppliers in our business with only one supplier accounting for about 10% of our purchasing requirements over the last two years. We seek to distinguish ourselves from other distributors by attractive pricing, by sourcing unique items, creating custom products and/or offering superior in house service and customer support through our employees. Most suppliers require us to pay within 30 days of delivery of an order; however, we may not receive our customers' payments in the same time frame. This requires us to have available cash resources to finance most of our customers' orders. The possible lack of available cash resources would limit our ability to take orders from customers, thus limiting our ability to grow. An infusion of additional capital, a line of credit and better payment terms based on volume can enable us to service a broader base of customers. We have never sought to establish a line of credit, although we may seek to establish one with an institutional lender in the future.

Purchasing Trends - Need for Value Added Products and Related Services
----------------------------------------------------------------------

         Price is no longer the sole motivator of purchasing behavior for our customers. With the availability of similar products from multiple sources, customers are increasingly looking for distributors who provide a tangible value-added to their products. As a result, we provide a broad range of products and related services. Specifically, we provide research and consultancy services, artwork and design services, and fulfillment services to our customers. These services are provided in-house by our current employees. Management believes that by offering these services, we can attempt to attract new customers.

OUR CUSTOMERS

         We presently have over 500 customer accounts ranging from fortune 500 companies to local schools and small businesses. A customer account is a person or entity who has purchased promotional products from us in the past on a non-exclusive basis and may or may not purchase from us additional promotional products in the future. Our customer base grows mainly through business and personal referrals and the efforts of our sales representatives. Generally our customers do not actively seek distributors to bid on their projects. There are many reasons why our customers may work with us over another distributor. The average buyer first believes that price is the sole issue with the lowest bidding distributor on a project obtaining the business. Once they gain more experience and understand the difficulties in processing and fulfilling an order on time and correctly, they generally analyze the rationale on how they choose a distributor differently. Although pricing is important to our customers, they also count on our dependability, creativity and efficiency. Our promotional products bear their corporate name and are a reflection of their corporate image. The events they use these items for are of the utmost importance. If they go with another distributor who gives them run of the mill ideas possibly at a lower cost, a poor quality product with inferior quality decoration and/or the goods arrive late, then they quickly realize there should be other factors that determine which distributor they should be working with. For each of the years ended December 31, 2005 and 2004, a customer accounted for approximately 15% and 9% of net revenues, respectively. Aggregate revenues from these customers are dispersed among many different franchises and storefront locations.

SERVICING OUR CUSTOMERS

We have built our business around the concept of reliability, quality, innovative and custom promotional products at competitive prices while maintaining a high level of customer service and good relationships with industry suppliers. Our research licensed software technology, that we purchased from an outside vendor and is available for licensing to other distributors in the industry, affords us the ability to locate and purchase industry product in an efficient manner rather than to have to manually research products through hundreds of catalogs and/or reference books. Our in-house art capabilities through our salaried employees make us a "one stop shop" for custom merchandise and provide our customers with comfort in knowing logo modifications will not delay valuable production days on tight turn-around projects. Our in-house art department consists of two employees who work on Apple computers using licensed software programs such as Illustrator, Photoshop and Quark to create new logos or manipulate current ones. These logos are then sent to the supplier who arranges to put them on the product whether internally or through an outside source in one of the following manners:

         o        silkscreen printing
         o        embroidery
         o        hot stamp
         o        heat transfer
         o        embossing/debossing
         o        engraving

Our reliability stems from our own customized and detailed tracking system that we structured and implemented to ensure an order is processed correctly and on time. In general, customers contact us when they have a need for items that have corporate logos. They provide us with general information that helps us determine what products to suggest, including the following:

         o        The type of event and the targeted audience;
         o        The number of units that are required and the budget; and
         o        The timing of the event and the theme of the event.

         The aforementioned parameters will narrow the field of items suggested from a broad list of 500,000 to possibly a dozen or less. Once a customer calls in or e-mails us requesting ideas for an upcoming event, we begin to research ideas based on their parameters and we use our research software to look up dozens of products, prepare a competitive analysis between similar products to find just the right one, send a picture to the customer by email and prepare and send a quotation to the customer also by email. This provides us an immediate time saving advantage over other distributors who still do things manually. Many of these distributors still scan a reference book which is called a register. They search for a particular product, such as clocks, then find the sub-category they are interested in, such as plastic, and there they find all the suppliers who carry the specific item they are looking to purchase. They must then either cross reference each supplier to find their phone number or web address, or they can physically pull as many of the catalogs they have on hand and search for the products that they are interested in and send catalogs with tabbed pages via regular mail or overnight service. This is an inefficient way to research and deliver images of products. We are not aware of any statistical information which allows us to tell the percentages of distributors who use publicly available licensed research software systems like ours versus the manual way described above.

         When the customer decides on the product that they would like to order, the order is processed in our order entry department utilizing our order-entry software which is available for licensing to anyone in the industry from third party vendors. The salesperson submits the specifics of the order to our order entry department where the order is keyed into the system by our employees. Three parts to each order are printed:

         o ACKNOWLEDGEMENT This outlines the product ordered along with a description of the product and how the logo will be placed and in what colors. It includes the quantity ordered, the price per piece, total cost, ship to address, and the delivery date. It is sent to our customer via fax along with a hard copy of the artwork that will be used on the order. The order will not move forward until our customer signs off on the acknowledgment and the artwork. No order runs without the sign offs thus protecting us in the long run of a customer claiming they were not aware of some aspect of the order.

         o PURCHASE ORDER The Purchase order is submitted to the supplier only after the acknowledgment and art are signed by our customer. It contains all the information that the acknowledgment contains except the price of the product is now shown as the price we will be paying. The art is sent via e-mail to the factory and the purchase order requires that the supplier send back a paper proof of the art to insure accuracy before proceeding with the order. Now the supplier has the exact same parameters to complete the order that the customer signed off on. They must meet the delivery date for the quantity specified, with the logo specified, at the price we submitted. Orders are drop shipped from the supplier directly to the customer, except on rare occasions where packaging is done in our office.

         o SALES ORDER COPY This is a print out that essentially shows all of the components on the acknowledgment and the purchase order combined side by side. It shows what we pay for the product and what price our customer pays for the product. It also shows the gross profit, the gross profit percentage, and the commission due to the salesperson.

         Once the above process takes place, the entire work folder goes to the tracking department. We have developed a system to follow each order from the time it is processed, through the time it is shipped. This is yet another safeguard to protect us from a supplier not fulfilling their obligations, which in turn may lead to us losing money, a customer, or both. The tracking process consists of us contacting the factory at various points in the production process to ensure that the order is on schedule. We verbally verify the item, quantity, and ship date and document who at the supplier verified the information. We then call again at a certain point in the process to verify it is on schedule and lastly call on the day of shipping to receive tracking numbers. The above processes have historically led to eliminating disputes with both suppliers and customers.

OUR STRATEGY

         Our objective is to be a leading full service advertising specialties and promotional products company. Key elements of our strategy are:

         o        CREATING AWARENESS OF OUR PRODUCTS, SERVICES AND FACILITIES.
                  We have been in business for over eight years since March 1998. Our revenues are derived from existing customers and new customers through word of mouth recommendations, attendance at trade shows, our sales representatives and advertising and promotion in trade journals.

         o MOTIVATING RETAILERS TO UTILIZE PROMOTIONAL AND SPECIALTY PRODUCTS IN THEIR BUSINESS. It is our management's belief from conversations with persons in our industry and trade show attendance, that a trend in our industry is often for the use of promotional items to customers rather than cash incentives for gaining customer loyalty and motivating sales people. In this regard, customers who received a promotional item tended to purchase more and repeat purchases more often than customers who received a discount coupon of equivalent value. Additionally, sales forces show a tendency for greater motivation when receiving a trip or merchandise as opposed to the cash equivalent. We must show our customers the benefits of utilizing promotional and specialty items in their business and for their sales force and build customer loyalty through the use of point systems that are exchanged for promotional merchandise.

         o        OUR COMPANY WAS BUILT AS A PLATFORM THAT COULD GROW EASILY.
                  Scalability is the key and we have separate departments with defined roles which will allow this to occur and for our salesperson to sell. Our sales persons receive helpful support from us. In many other distributorships, the salesperson is often responsible for everything from answering phones, doing all their own research, processing orders, billing, tracking and collections. At our company, we provide all the backup to allow our sales persons to just sell. Since our technology is currently up to date, including in house servers to allow access to our systems from off-site, we have the ability to pick up salespeople from any location in the United States.

         o KEY ACQUISITIONS OF SMALL DISTRIBUTORS AND INTEGRATING THEIR WORKFORCE INTO OURS. We will target one or more of the estimated 20,000 small distributors for potential acquisition. However, we can provide no assurances that we will be successful in acquiring any distributors on terms satisfactory to us, if at all.

         o PROVIDING GENEROUS INCENTIVES TO OUR SALES PEOPLE TO INCREASE PERFORMANCE LEVELS. We offer competitive commissions in addition to back office support and research assistance to allow our independent sales representatives to optimize their sales time and to provide them with adequate incentives to sell promotional products to our customers rather than for our competitors. In the future, we may offer a stock option program for additional incentives.

         o MAINTAIN A COMPETITIVE GROSS PROFIT PERCENTAGE ON ALL SALES ORDERS. In 2005, 2004 and 2003 our gross profit percentage was 32.1%, 29% and 31%, respectively. According to The Counselor - State of the Industry 2005 Survey, the average reported gross profit margin for distributors during 2000 through 2004 ranged from 32.5% to 34.3%.

         o PROVIDE RESEARCH, CONSULTING, DESIGN AND FULFILLMENT SERVICES TO OUR CUSTOMERS TO INCREASE PROFITABILITY. We design promotional products for our customers and provide consulting services in connection therewith. We utilize licensed research software technology and order entry systems that are available to anyone in the industry for license to provide the best services to our customers in the most timely fashion possible.

         o UTILIZING THE INTERNET AND ITS CAPABILITIES AND OPPORTUNITIES FOR SALES OF PROMOTIONAL PRODUCTS AND COST SAVINGS. Our website is www.Acemarketing.net. Our website is utilized for multiple purposes, including providing information to potential customers who want to learn about us and research our available product line. We also develop online company stores for customers to help facilitate re-orders at cost savings to them based upon a pre-determined product line.

SALES AND MARKETING

         Our revenues are derived from existing customers and new customers through word of mouth recommendations, attendance at trade shows, our sales representatives and advertising and promotion in trade journals. Except for two executive officers, our sales representatives receive commissions and are not paid a salary. They work at their own location or at our facility and may sell products on behalf of other companies. We encourage our sales representatives to sell promotion products for us on the basis of sales incentives which include competitive commissions and appropriate sales support and research which is provided in-house by our employees. In the future, we intend to offer stock and/or stock options as part of their incentive programs.

         Our website is www.Acemarketing.net. Our website is utilized for multiple purposes, including providing information to potential customers who want to learn about us and research our available product line.

Technology
----------

         Technology affects most industries, and specifically the internet, which enables many capabilities and opportunities for cost savings. Sales of promotional products are often catalog-based. The cost of producing and mailing a catalog can be high. Placing a catalog on a website takes less manpower to maintain and less money to update and distribute new versions. Additionally, integrating the catalog with the order processing system can save time and money in placing and filling orders, also eliminating manual errors.

         The proliferation of open architecture software and hardware makes an increasing number of systems available for automating processes and integrating back office systems. By doing this, we reduce support requirements and further enhance margins. Additionally, the ability to provide more direct support to our sales force has led to increased retention of our sales team.

POSSIBLE GROWTH THROUGH ACQUISITIONS
------------------------------------

         As a result of the fact that about 20,000 of the estimated 21,000 distributors are doing $2.5 million or less in annual sales in our estimated $16 billion annual industry, we believe the environment for growth and consolidation in the promotional products industry is appealing, and that we would like to take advantage of this if a satisfactory opportunity arises. There are some issues that our company must address to be successful. The main issues are motivating previous owners, retaining sales people, and integrating operations.

         We have had conversions with the owners of several distributors of promotional products and have observed that they are open to conversions taking place for the possible sale of their business.

         We believe that when a distributor is acquired, a decision must be made about the existing management team, most typically the owner. An evaluation must be made regarding the skills of the owner and desirability of having them involved in our company. Acquisitions would be typically made for the customer accounts; however, due to the size of the target companies, the owner would most likely also be a key employee or sales person. The motivation of the previous owner to work for others may be an issue. We must address this issue and ensure the continued participation of the owners. In general, the best way to mitigate this risk is to tie up much of the previous owners' payment in stock, thus providing incentive for the overall company's success.

         We believe that one of the most difficult tasks in our acquiring a company is transitioning the new acquisition into us. It is important to have flexible, open systems and technology to integrate the back office operations, as well as strong controls and processes to put in place. Having the appropriate technology and strong management team will help alleviate some of the issues here.

         As of the date hereof, there is no agreement to acquire any other company or distributor and there can be no assurances given that our plans will be realized to grow through acquisitions of one or more distributors or, if successful, that any acquisitions can be profitably integrated into our company's operations.

Competition
-----------

         While our competition is extensive with over 20,000 distributors, we believe that there are no companies that dominate the market in which we operate. Our company competes within the industry on the basis of service, competitive prices, personnel relationships and competitive commissions to our sales representatives to sell promotional products for us rather than our competitors. Competitors' advantages over us may include better financing, greater experience and better service, cheaper prices and personal relationships than us.

         According to The Counselor - State of the Industry 2005 Survey, the top ten distributors in our industry are believed to have sales of between $137 million and $230 million for 2004. Wearguard-Crest Co., Halo Branded solutions/Lee Wayne Corporation, Corporate Express Promotional Marketing, 4 Imprint Inc. and American Identity are the top five distributors with 2004 sales of $230 million, $207 million $200 million, $191.5 million and 179.5 million, respectively. Nearly 80% of the distributors surveyed and reported to be privately owned family businesses. We can provide no assurances that we will be able to successfully compete in the future with competitors that have greater experience and financial assets than us.

         We believe that in the promotional products industry, sales people typically have a large amount of autonomy and control the relationships with their customers. This works both for and against us. To avoid losing customers, we must provide the appropriate incentives to keep sales people. At the same time, while there can be no assurances, management believes our company will be able to obtain new customers by luring sales people away from competitors. The offering of stock incentives and health care benefits are ways to retain sales people, especially in an industry where these types of benefits are rare.

EMPLOYEES

         Our three executive officers are employees of our Company. We also employ eight other persons, each of whom provide in-house sales and other services to our Company. During 2005, 15 independent sales representatives provided multiple service orders for our Company.

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS FORM 10-KSB, IN EVALUATING US AND OUR BUSINESS. ANY OF THE FOLLOWING RISKS, AS WELL AS OTHER RISKS AND UNCERTAINTIES, COULD HARM OUR BUSINESS AND FINANCIAL RESULTS AND CAUSE THE VALUE OF OUR SECURITIES TO DECLINE, WHICH IN TURN COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

                         RISKS RELATING TO OUR BUSINESS

THE PROMOTIONAL PRODUCTS DISTRIBUTION INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

         We compete with over 20,000 distributor companies. Some of our competitors have greater financial and other resources than we do which could allow them to compete more successfully. Most of our promotional products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products which we would then be unable to market. Industry consolidation among promotional products distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition. In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.

WE EXPERIENCE FLUCTUATIONS IN QUARTERLY EARNINGS. AS A RESULT, WE MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our business has been subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters, particularly in the months of September through November, due to the timing of sales of promotional products and year-end promotions. Net sales and operating profits have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:

         o        costs of developing new promotions and services;

         o        costs related to acquisitions of businesses;

         o        The timing and amount of sales and marketing expenditures;

         o general economic conditions, as well as those specific to the promotional product industry; and

         o        our success in establishing additional business relationships.

         Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate. If our operating results do not meet market expectations, our stock price may decline in the event a market should develop.

BECAUSE WE DO NOT MANUFACTURE THE PRODUCTS WE DISTRIBUTE, WE ARE DEPENDENT UPON THIRD PARTIES FOR THE MANUFACTURE AND SUPPLY OF OUR PRODUCTS.

         We obtain all of our products from third-party suppliers, both domestically and overseas primarily in China. We submit purchase orders to our suppliers who are not committed to supply products to us. Therefore, suppliers may be unable to provide the products we need in the quantities we request. Because we lack control of the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely cost effective basis. There is no guarantee that we will be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of our products would have an adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.

WE MAY NOT BE ABLE TO EXPAND THROUGH INTERNAL GROWTH AND MEET CHANGES IN THE INDUSTRY.

         Our plans for internal growth include hiring in-house sales representatives from our competitors and offering stock incentives and generous commissions to keep them. Additionally, we have room for growth by building direct relationships with advertising agencies and major corporations. Because of potential industry changes, our products and promotions must continue to evolve to meet changes in the industry. Our future expansion plans may not be successful due to competition, competitive pressures and changes in the industry.

OUR LIMITED CASH RESOURCES AND LACK OF A LINE OF CREDIT MAY RESTRICT OUR EXPANSION OPPORTUNITIES.

         An economic issue that can limit our growth is lack of extensive cash resources, due to the typical payment terms of a transaction. Most suppliers require us to pay within 30 days of delivery of an order; however, we may not receive our customer's payment in the same time frame. This requires us to have available cash resources to finance most of our customers' orders. Any lack of cash resources would limit our ability to take orders from customers, thus limiting our ability to grow. An infusion of capital and a good line of credit can enable us to service a broader base of customers. We can provide no assurances that we will obtain an adequate line of credit in the future, if at all.

OUR PROPOSED EXPANSION THROUGH ACQUISITIONS INVOLVES SEVERAL RISKS.

     We may expand our domestic markets in part through acquisitions in the future. Such transactions would involve numerous risks, including possible adverse effects on our operating results or the market price of our common stock. Some of our future acquisitions could give rise to an obligation by us to make contingent payments or to satisfy certain repurchase obligations, which payments could have an adverse effect on our results of operations. In addition, integrating acquired businesses:

         o        may result in a loss of customers of the acquired businesses;

         o        requires significant management attention; and

         o may place significant demands on our operations, information systems and financial resources.

         There can be no assurance that our future acquisitions will be successful. Our ability to successfully effect acquisitions will depend upon the following:

         o The availability of suitable acquisition candidates at acceptable prices;

         o        The development of an established market for our common stock;
                  and

         o The availability of financing on acceptable terms, in the case of non-stock transactions.

OUR REVENUES DEPEND ON OUR RELATIONSHIPS WITH CAPABLE INDEPENDENT SALES PERSONNEL OVER WHOM WE HAVE NO CONTROL AS WELL AS KEY CUSTOMERS, VENDORS AND MANUFACTURERS OF THE PRODUCTS WE DISTRIBUTE.

         Our future operating results depend on our ability to maintain satisfactory relationships with qualified independent Sales personnel as well as key customers, vendors and manufacturers. We are dependent upon our independent sales representatives to sell our products and do not have any direct control over these third parties. If we fail to maintain our existing relationships with our independent sales representatives, key customers, vendors and manufacturers or fail to acquire new relationships with such key persons in the future, our business may suffer.

OUR FUTURE PERFORMANCE IS MATERIALLY DEPENDENT UPON OUR MANAGEMENT AND THEIR ABILITY TO MANAGE OUR GROWTH.

         Our future success is substantially dependent upon the efforts and abilities of members of our existing management, particularly Dean L. Julia, Chief Executive Officer and Michael Trepeta, President. The loss of the services of Mr. Julia or Mr. Trepeta could have a material adverse effect on our business. We have a three year employment agreement with each of Mr. Julia and Mr. Trepeta effective March 1, 2005. However, we lack "key man" life insurance policies on any of our officers or employees. Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel. Our management personnel is currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

         We may need to raise additional funds in the future to fund more aggressive expansion of our business or make strategic acquisitions or investments. We may require additional equity or debt financings or funds from other sources for these purposes. No assurance can be given that these funds will be available for us to finance our development on acceptable terms, if at all. Such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are lacking from operations or additional sources of financing, we may have to delay or scale back our growth plans.

               RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

WE LACK AN ESTABLISHED TRADING MARKET FOR OUR COMMON STOCK, AND YOU MAY BE UNABLE TO SELL YOUR COMMON STOCK AT ATTRACTIVE PRICES OR AT ALL.

         There is currently a limited and sporadic trading market for our common stock in the OTC electronic bulletin board under the symbol "AMKT." There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. The trading price of the common stock depends on many factors, including:

         o        The markets for similar securities;

         o        our financial condition, results of operations and prospects;

         o The publication of earnings estimates or other research reports and speculation in the press or investment community;

         o        Changes in our industry and competition; and

         o        general market and economic conditions.

As a result, we cannot assure you that you will be able to sell your common stock at attractive prices or at all.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

         The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

         o The publication of earnings estimates or other research reports and speculation in the press or investment community;

         o        Changes in our industry and competitors;

         o        our financial condition, results of operations and prospects;

         o any future issuances of our common stock, which may include primary offerings for cash, issuances in connection with business acquisitions, and the grant or exercise of stock options from time to time;

         o        general market and economic conditions; and

         o any outbreak or escalation of hostilities, which could cause a recession or downturn in our economy.

         In addition, the markets in general can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed or quoted. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our business.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS IN THE FUTURE.

         No cash dividends have been paid by our company on our common stock. The future payment by us of cash dividends on our common stock, if any, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition as well as other relevant factors. We do not intend to pay cash dividends upon our common stock for the foreseeable future.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND AGREEMENTS COULD DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY.

         Certain provisions of our articles of incorporation may discourage, delay, or prevent a merger or acquisition that a shareholder may consider favorable. These provisions include:

         o        Authority of the board of directors to issue preferred stock.
         o        Prohibition on cumulative voting in the election of directors.

WE LACK INDEPENDENT DIRECTORS AND COMMITTEES THEREOF.

         The Sarbanes-Oxley Act of 2002 requires us as a public corporation to have an audit committee composed solely of independent directors. Currently, we have no independent directors or committees of directors. Without independent directors, our board may have no way to resolve conflicts of interest, including, without limitation, executive compensation, employment contracts and the like.

OUR FUTURE SALES OF COMMON STOCK BY MANAGEMENT AND OTHER STOCKHOLDERS MAY HAVE AN ADVERSE EFFECT ON THE THEN PREVAILING MARKET PRICE OF OUR COMMON STOCK.

         In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by management and other stockholders pursuant to and in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a person who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding shares of common stock or the average weekly trading volume in shares during the four calendar weeks immediately prior to such sale. Rule 144 also permits under certain circumstances, the sale of shares without any quantity or other limitation by a person who is not an affiliate of our company and who has satisfied a two-year holding period. Future sales of shares of our common stock made under Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

Item 2.  Description of Property
--------------------------------

         Our principal executive offices are located at 457 Rockaway Avenue, Valley Stream, NY 11581. We currently lease approximately 4,000 square feet of office space at this facility at an annual cost of approximately $57,000 pursuant to a month-to-month lease. We are currently exploring our options of obtaining a new location and/or entering into a long-term lease at our current facility. We also lease approximately 1,000 square feet of space at an annual cost of approximately $15,000 at 1105 Portion Road, Farmingville, NY 11738.

Item 3.  Legal Proceedings
--------------------------

         We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

         Since June 9, 2005, our common stock has been traded on the OTC Bulletin Board under the symbol "AMKT." Our common stock trades on a limited basis on the OTC Electronic Bulletin Board in the Over-the-Counter Market. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated (it being understood that prices for the quarter ended June 30, 2005 are for the period June 9 through June 30, 2005).

         Quarters Ended                                High       Low
         --------------------------------------------------------------

         June 30, 2005............................    $ 3.50     $ .50
         September 30, 2005.......................      2.00       .50
         December 31, 2005........................      2.00       .57

         The closing sales price on March 14, 2006 was $2.00 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

         All of our restricted common stock may be eligible for sale in compliance with Rule 144 of the Securities Act of 1933, as amended. Rule 144 provides among other things and subject to certain limitations that a person holding restricted securities for a period of one year may sell those securities in brokerage transactions every 90 days in an amount equal to the greater of the average weekly trading volume over the four preceding weeks or 1% of our company's outstanding common stock. Persons who have owned our restricted common stock for a period of at least two years and are not affiliates of our company may sell or otherwise transfer their common shares pursuant to Rule 144(k) of the Securities Act. Possible or actual sales of our company's common stock under Rule 144 may have a depressive effect upon the price of our common stock if any meaningful market were to develop for our common stock in the future.

         Currently, we have outstanding warrants to purchase 837,000 shares of our common stock at a price of $2.00 per share. In the event that all of the warrants are exercised, of which there can be no assurances given, an additional 837,000 shares of restricted common stock will be issued and may be resold pursuant to Rule 144 after a holding period of at least one year, unless we elect to voluntarily register the resale of the shares issuable upon exercise of the warrants for earlier sale. No registration rights were granted in connection with the issuance of said warrants.

         As of March 14, 2006, there were approximately 50 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The Company's transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004.

DIVIDEND POLICY
---------------

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

         During the year ended December 31, 2005, the Company had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

-------------- ----------------- --------------- ------------------------- ------------------- -----------------------
                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER
                                                 DISCOUNTS TO MARKET                           IF OPTION, WARRANT OR
                                                 PRICE OR CONVERTIBLE      EXEMPTION FROM      CONVERTIBLE SECURITY,
               TITLE OF                          SECURITY, AFFORDED TO     REGISTRATION        TERMS OF EXERCISE OR
DATE OF SALE   SECURITY          NUMBER SOLD     PURCHASERS                CLAIMED             CONVERSION
-------------- ----------------- --------------- ------------------------- ------------------- -----------------------
Jan. 2005      Common Stock      600,000         For services rendered -   Section 4(2) -      Options exercisable
               Options           Options         no other consideration    granted to          at $1.00 per share;
                                                 received; no              officers,           immediately
                                                 commissions paid.         directors and       exer-cisable; expire
                                                                           legal counsel       Jan. 2015; contain
                                                                           under our 2005      cashless exercise
                                                                           Incentive Plan.     provisions.
                                                                           Each grantee is a
                                                                           sophisticated
                                                                           investor, who
                                                                           re-ceived the
                                                                           options with a
                                                                           restrictive
                                                                           legend in
                                                                           con-nection with
                                                                           services rendered
                                                                           and is able to
                                                                           fend for himself.
                                                                           A Form S-8
                                                                           Registration
                                                                           Statement was
                                                                           later filed with
                                                                           the Commission
                                                                           in April and
                                                                           September 2005.
-------------- ----------------- --------------- ------------------------- ------------------- -----------------------
Jan. -Feb.     Common Stock      100,000         $100,000 received; no     Rule 506 of         Class B Warrants
2005           and Class B       Shares and      commissions paid; no      Regulation D; a     exercisable at $2.00
               Warrants          Class B         placement agent was       Form D was filed    per share through
                                 Warrants        utilized.                 on February 22,     Jan. 2, 2008.
                                                                           2005; securities
                                                                           sold to two
                                                                           accredited
                                                                           investors only.
-------------- ----------------- --------------- ------------------------- ------------------- -----------------------
Jan. 2005      Common Stock      31,076 Shares   Conversion of $31,076     Section 3a(9); no   Not Applicable.
                                                 of debt; no commissions   commissions paid.
                                                 paid; no placement
                                                 agent was utilized.
-------------- ----------------- --------------- ------------------------- ------------------- -----------------------

         The Company currently has outstanding Class A Warrants to purchase 737,000 shares of Common Stock exercisable at $2.00 per share. The Class A Warrants which were originally scheduled to expire on January 2, 2006 have been extended through July 1, 2006.

RECENT PURCHASES OF SECURITIES
------------------------------

         During the year ended December 31, 2005, the Company had no repurchases of its common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

         The following discussion should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results.

CRITICAL ACCOUNTING POLICIES
----------------------------

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

         REVENUE RECOGNITION. Revenues are recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with Emerging Issue Task Force Issue No. 99-19, reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with Emerging Issue Task Force Issue No. 00-10, accounting for shipping and handling fees and costs.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. We are required to make judgments based on historical experience and future expectations, as to the realizability of our accounts receivable. We make these assessments based on the following factors: (a) historical experience, (b) customer concentrations, customer credit worthiness, (d) current economic conditions, and (e) changes in customer payment terms.

         STOCK BASED COMPENSATION. The Company accounts for employee stock compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company has also adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Accounting for Stock-Based Compensation." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first interim reporting period that begins after December 15, 2005. The Company will adopt the provisions of SFAS No.123(R) in the first quarter of Fiscal 2006. Reference is made to the Notes to Financial Statements for a description of certain other recently issued accounting pronouncements.

 OVERVIEW

         We are a full service advertising specialties and promotional products company. Specific categories of the use of promotional products include advertising specialties, business gifts, incentives and awards, and premiums. Through the services of our in-house sales persons and the use of independent sales representatives, we distribute items to our customers typically with their logos on them. Several of our customer categories include large corporations, local schools, universities, financial institutions, hospitals and not-for-profit organizations.

         The most popular products that we have distributed over the last several years and account for over 50% of our business are as follows:

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

         Price is no longer the sole motivator of purchasing behavior for our customers. With the availability of similar products from multiple sources, customers are increasingly looking for distributors who provide a tangible value-added to their products. As a result, we provide a broad range of products and related services. Specifically, we provide research and consultancy services, artwork and design services, and fulfillment services to our customers. These services are provided in-house by our current employees. Management believes that by offering these services, we can attempt to attract new customers.

         Our revenues are expected by us to grow as economic conditions in the United States continue to improve, by adding additional in-house and independent sales representatives to our sales network. While one or more acquisitions of other distributors will also be considered by Management, we can provide no assurances that one or more acquisitions of other distributors will be completed on terms satisfactory to us, if at all.

Results of Operations
---------------------

         The following table sets forth certain selected audited condensed statement of operations data for the periods indicated in dollars and as a percentage of total net revenues. The following discussion relates to our results of operations for the periods noted and is not necessarily indicative of the results expected for any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

                                                 Year Ended December 31
                                                 ----------------------
                                               2005                   2004
                                               ----                   ----
Revenue                               $       3,422,665       $       2,379,186
Cost of Revenues                              2,324,185               1,688,248
Gross Profit                                  1,098,480                 690,938
Operating Expenses                            1,776,710                 844,574
(Loss) from operations                         (678,230)               (153,636)
Net (Loss)                            $        (682,538)      $        (157,150)
Net (Loss) per common Share           $            (.12)      $            (.03)
Weighted average common Shares
Outstanding                                   5,880,531               5,426,389

         We generated revenues of $3,422,665 for 2005 compared to $2,379,186 for fiscal 2004. The 44% increase in revenues of $1,043,479 in 2005 compared to 2004 is primarily due to our utilizing additional in-house and independent sales representatives to obtain additional customers.

         Gross profit was $1,098,480 for 2005 or 32.1% of net revenues compared to $690,938 or 29.0% for fiscal 2004. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs associated with shipping of merchandise to our customers which are included in costs of revenues and net revenue. Reimbursement of freight costs have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The change in gross profit percentage for fiscal 2005 relates to the mix of product sold and size of orders.

         Operating expenses consisting of selling, general, and administrative expenses were $1,776,710 for fiscal 2005 compared to $844,574 for fiscal 2004. Operating costs as a percentage of net revenue was 51.9% for 2005 compared to 35.5% for 2004. Operating expenses in 2005 increased over 2004 primarily due to the following reasons:

         o A non-recurring and non-cash charge to operations of $451,000 in the second quarter of 2005 relating to the grant of warrants to purchase 1,100,000 shares at an exercise price of $.10 per share to a financial advisor with cashless exercise provisions, which warrants were exercised as of February 27, 2006 and resulted in the issuance of 1,029,032 shares as of that date.

         o Commencing in March 2005, a $2,000 per month increase in salary of each of our President and Chief Executive Officer totaling $40,000 for 2005 and the hiring of a Chief Financial Officer at an annual cost of $50,000.
         o Directors and officers liability insurance at a cost of $26,000.
         o Professional and other fees relating to being a publicly held corporation totaling approximately $124,000 for 2005.
         o A non-cash charge of $34,421 to operations relating to the grant of options to consultants of our Company.

         Our net loss was $(682,538) for 2005 as compared to $(157,150) for 2004. Our 2005 increase in net loss relates primarily to non-cash charges incurred in operations during 2005 totaling $489,421 relating to the granting of options and warrants to consultants and advisors.

Liquidity and Capital Resources
-------------------------------

         At December 31, 2005, we had cash and cash equivalents of $398,235. We consider highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.

         During 2005, net cash was used in operating activities of $252,040. This was primarily due to net loss of $682,538 and an increase in accounts receivable of $408,452, partially offset by a non-cash stock-based compensation charge of $489,421 and increases in liabilities and customer deposits of $211,171 and $98,000, respectively. During 2005, net cash of $11,010 was used in investing activities to purchase property and equipment. During 2005, net cash of $95,000 was provided from financing activities due to the sale of our common stock and warrants. During 2004, net cash was used in operating activities of $171,068. This was primarily due to our net loss of $157,150 and decreases in accounts payable and accrued expenses of $9,750. During 2004, cash was used in investing activities to purchase property and equipment of $14,273. During 2004, net cash of $696,901 was provided by financing activities from the proceeds of sale of our common stock and warrants totaling $713,201 less payments on notes payable of $16,300.

         Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our Company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations. All past borrowings from outside investors have been repaid or converted into our company's common stock. We raised net proceeds of $95,000 from the sale of our common stock and warrants to purchase additional common stock in the first quarter of 2005 and we raised net proceeds of $713,201 from the sale of our common stock and warrants in 2004.

         We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, hire additional sales persons, capital expenditures and possible acquisitions. The primary sources of funding for such requirements will be cash generated from operations, raising additional capital from the sale of equity or other securities and borrowings under debt facilities which currently do not exist. We believe that we can generate sufficient cash flow from these sources to fund our operations for at least the next fifteen months.

Item 7.  Financial Statements
-----------------------------

         The report of the Independent Accountants, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-KSB, following this page.

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.
--------------------------------------------------------------------------------
                                        REPORT ON AUDITS OF FINANCIAL STATEMENTS

                                          YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


CONTENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


FINANCIAL STATEMENTS

  Report of Independent Registered Public Accounting Firm             F-1

  Balance Sheets                                                      F-2

  Statements of Operations                                            F-3

  Statement of Stockholders' Equity                                   F-4

  Statements of Cash Flows                                            F-5

  Notes to Financial Statements                                   F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Ace Marketing & Promotions, Inc.

We have audited the accompanying balance sheets of Ace Marketing & Promotions, Inc. for the years ended December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Marketing & Promotions, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





Melville, New York
March 1, 2006


                                                                                       ACE MARKETING &
                                                                                      PROMOTIONS, INC.

BALANCE SHEETS
=======================================================================================================
DECEMBER 31,                                                              2005               2004
-------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                            $   398,235       $   566,285
  Accounts receivable, net of allowance for doubtful accounts of
    $10,000 and $0 at December 31, 2005 and 2004, respectively             711,056           312,604
  Prepaid expenses and other current assets                                 41,282            68,407
                                                                       ------------------------------
Total Current Assets                                                     1,150,573           947,296

Property and Equipment, net                                                 21,100            15,680

Other Assets                                                                 5,492             3,135
                                                                       ------------------------------
Total Assets                                                           $ 1,177,165       $   966,111
                                                                       ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Note payable                                                         $        --       $    25,000
  Accounts payable                                                         355,475           183,653
  Accrued expenses                                                         125,485            92,212
  Customer deposits                                                         98,000                --
                                                                       ------------------------------
Total Current Liabilities                                                  578,960           300,865
                                                                       ------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized;
    none issued                                                                 --                --
  Common stock, $.0001 par value; 25,000,000 shares authorized;
    5,888,076 and 5,757,000 shares issued and outstanding
    at December 31, 2005 and 2004, respectively                                589               576
  Additional paid-in capital                                             1,646,109         1,030,625
  Accumulated deficit                                                   (1,048,493)         (365,955)
                                                                       ------------------------------
Total Stockholders' Equity                                                 598,205           665,246
                                                                       ------------------------------
Total Liabilities and Stockholders' Equity                             $ 1,177,165       $   966,111
                                                                       ==============================


-----------------------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                                F-2


                                                                                                ACE MARKETING &
                                                                                               PROMOTIONS, INC.

STATEMENTS OF OPERATIONS
================================================================================================================
YEARS ENDED DECEMBER 31,                                                             2005              2004
----------------------------------------------------------------------------------------------------------------

Revenue, net                                                                      $ 3,422,665       $ 2,379,186
Cost of Revenue                                                                     2,324,185         1,688,248
                                                                                  ------------------------------
Gross Profit                                                                        1,098,480           690,938
                                                                                  ------------------------------

Operating Expenses:
  Selling (including stock based compensation of $17,533 and $0 for
    the years ended December 31, 2005 and 2004, respectively)                         461,233           292,034
  General and administrative (including stock based compensation of $471,888
    and $0 for the years ended December 31, 2005 and 2004, respectively)            1,315,477           552,540
                                                                                  ------------------------------
Total Operating Expenses                                                            1,776,710           844,574
                                                                                  ------------------------------

Loss from Operations                                                                 (678,230)         (153,636)
                                                                                  ------------------------------

Other Income (Expense):
  Interest expense                                                                     (4,532)           (3,609)
  Interest income                                                                         224                95
                                                                                  ------------------------------
Total Other Expenses                                                                   (4,308)           (3,514)
                                                                                  ------------------------------

Net Loss                                                                          $  (682,538)      $  (157,150)
                                                                                  ==============================

Net Loss Per Common Share:
  Basic                                                                           $     (0.12)      $     (0.03)
                                                                                  ==============================

  Diluted                                                                         $     (0.12)      $     (0.03)
                                                                                  ==============================

Weighted Average Common Shares Outstanding:
  Basic                                                                             5,880,531         5,426,389
                                                                                  ==============================

  Diluted                                                                           5,880,531         5,426,389
                                                                                  ==============================


----------------------------------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                                           F-3


                                                                                                            ACE MARKETING &
                                                                                                            PROMOTIONS, INC.

Statement of Stockholders' Equity
============================================================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
----------------------------------------------------------------------------------------------------------------------------


                                                 Total                Common Stock             Additional
                                             Stockholders'    ---------------------------        Paid-in
                                                Equity           Shares           Amount         Capital          (Deficit)
                                           ----------------------------------------------------------------------------------
Balance, January 1, 2004                    $   109,195         5,020,000      $       502      $   317,498      $  (208,805)
Securities Issued to Private
  Placement Investors, net                      713,201           737,000               74          713,127               --
Net Loss                                       (157,150)               --               --               --         (157,150)
                                            ---------------------------------------------------------------------------------
Balance at, December 31, 2004                   665,246         5,757,000              576        1,030,625         (365,955)
Conversion of Note Payable                       31,076            31,076                3           31,073               --
Securities Issued to Private
  Placement Investors, net                       95,000           100,000               10           94,990               --
Issuance of Stock Purchase Warrants
  for Services                                  455,000                --               --          455,000               --
Issuance of Stock Options for Services           34,421                --               --           34,421               --
Net Loss                                       (682,538)               --               --               --         (682,538)
                                            ---------------------------------------------------------------------------------
Balance at, December 31, 2005               $   598,205         5,888,076      $       589      $ 1,646,109      $(1,048,493)
                                            =================================================================================


-----------------------------------------------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                                                        F-4



                                                                      ACE MARKETING &
                                                                     PROMOTIONS, INC.

STATEMENTS OF CASH FLOWS
=====================================================================================
YEARS ENDED DECEMBER 31,                                      2005            2004
-------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net Loss                                                 $(682,538)      $(157,150)
                                                           --------------------------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                            5,590           6,019
      Allowance for doubtful accounts                         10,000              --
      Stock-based compensation                               489,421              --
      Changes in operating assets and liabilities:
        (Increase) decrease in operating assets:
          Accounts receivable                               (408,452)         (5,901)
          Prepaid expenses and other assets                   24,768          (4,286)
        (Decrease) increase in operating liabilities:
          Accounts payable and accrued expenses              211,171          (9,750)
          Customer deposits                                   98,000              --
                                                           --------------------------
  Total adjustments                                          430,498         (13,918)
                                                           --------------------------
Net Cash Used in Operating Activities                       (252,040)       (171,068)
                                                           --------------------------

Cash Flows from Investing Activities:
  Acquisition of property and equipment                      (11,010)        (14,273)
                                                           --------------------------
Net Cash Used in Investing Activities                        (11,010)        (14,273)
                                                           --------------------------

Cash Flows from Financing Activities:
  Proceeds from private placement                             95,000         713,201
  Payments on note payable                                        --         (16,300)
                                                           --------------------------
Net Cash Provided by Financing Activities                     95,000         696,901
                                                           --------------------------

Net (Decrease) Increase in Cash and Cash Equivalents        (168,050)        511,560
Cash and Cash Equivalents, beginning of year                 566,285          54,725
                                                           --------------------------
Cash and Cash Equivalents, end of year                     $ 398,235       $ 566,285
                                                           ==========================


-------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                F-5

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS - Ace Marketing & Promotions, Inc. (the "Company") is a full service advertising specialties and promotional products company that distributes items typically with logos to large corporations, schools and universities, financial institutions and not-for-profit organizations. Specific categories of promotional products include advertising specialties, business gifts, incentives and awards, and premiums.

         REVENUE RECOGNITION - Revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with Emerging Issue Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Revenue is recognized on a gross basis since the Company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Advance payments made by customers are included in customer deposits.

         The Company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred, in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs".

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are being amortized using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease. The costs of additions and improvements, which substantially extend the useful life of a particular asset, are capitalized. Repair and maintenance costs are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the account and the gain or loss on disposition is reflected in operating income.

         COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2005 and 2004, there were no such adjustments required.

         CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

         Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.

         The Company places its temporary cash investments with high credit quality financial institutions. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2005 and 2004.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.
--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

         NET INCOME PER SHARE - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

         ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005 and 2004 approximated $6,100 and $600, respectively.

         STOCK-BASED COMPENSATION - The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In compliance with SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. The Company has also adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the Company's net loss and net loss per share as reported would be reduced for the years ended December 31, 2005 and 2004 to the pro forma amounts presented below:

         YEARS ENDED DECEMBER 31,                                                               2005               2004
         ----------------------------------------------------------------------------------------------------------------------
         Net Loss, as reported                                                           $         (682,538) $        (157,150)

         Add:       Stock based employee compensation expense included in reported net
                    loss                                                                                 --                 --

         Deduct:    Total stock based employee compensation expense determined under
                    fair value based method                                                        (219,135)                --
                                                                                         --------------------------------------

         Pro Forma Net Loss                                                              $         (901,673) $        (157,150)
                                                                                         ======================================

         Basic Loss Per Share:
           As reported                                                                   $             (.12) $            (.03)
                                                                                         ======================================
           Pro forma                                                                     $             (.15) $            (.03)
                                                                                         ======================================

         Diluted Loss Per Share:
           As reported                                                                   $             (.12) $            (.03)
                                                                                         ======================================
           Pro forma                                                                     $             (.15) $            (.03)
                                                                                         ======================================

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the years ended December 31:

                                                     2005               2004
         -----------------------------------------------------------------------

         Dividend Yield                                0.00%             n/a
         Volatility                                    7.17%             n/a
         Risk-Free Interest Rate                       2.82%             n/a
         Expected Life                            9.85 YEARS             n/a

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

         INCOME TAXES - Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities for which income tax or tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, accounts receivables and accounts payable, reflected in the accompanying balance sheet, approximates fair value as of December 31, 2005 and 2004, due to their short term nature.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first interim reporting period that begins after December 15, 2005. The Company will adopt the provisions of SFAS No.123(R) in the first quarter of Fiscal 2006.

         In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on the Company's consolidated financial statements.

         On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

         exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's results of operations or cash flows.

         In December 2004, the FASB issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

         In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     2.  PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consist of the following at December 31:

                                                 USEFUL LIVES            2005             2004
         ---------------------------------------------------------------------------------------------
         Furniture and Fixtures                     5 years       $          47,844 $          42,603
         Leasehold Improvements                     5 years                   8,919             3,150
                                                                  ------------------------------------
                                                                             56,763            45,753
         Less Accumulated Depreciation                                       35,663            30,073
                                                                  ------------------------------------
                                                                  $          21,100 $          15,680
                                                                  ====================================

         Depreciation expense for the years ended December 31, 2005 and 2004 was $5,590 and $6,020, respectively.

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

     3.  NOTES PAYABLE

         Note payable to a stockholder in the original principal amount of $25,000, which bore interest at a rate of 10% per annum.

         Prior to the repayment of any of the principal and accrued interest, the holder converted the note into common stock of the Company at the conversion rate of $1.50 per share. On January 13, 2005, the Company agreed to convert the principal and accrued interest into common stock of the Company at a reduced conversion rate of $1.00 per share, which resulted in the issuance of 31,076 shares of common stock.

     4.  INCOME TAXES

         The provision for income taxes for the years ended December 31, 2005 and 2004 is summarized as follows:

                                                     2005               2004
         --------------------------------------------------------------------------
         Current:
           Federal                             $               -  $              -
           State                                               -                 -
                                               ------------------------------------
                                                               -                 -
                                               ------------------------------------
         Deferred:
           Federal                                             -                 -
           State                                               -                 -
                                               ------------------------------------
                                                               -                 -
                                               ------------------------------------
                                               $               -  $              -
                                               ====================================

         The Company has federal and state net operating loss carryforwards of approximately $494,000, which can be used to reduce future taxable income through 2025.

         The tax effects of temporary differences which give rise to deferred tax assets (liabilities) at December 31, are summarized as follows:

                                                      2005               2004
         ----------------------------------------------------------------------------

         Deferred Tax Assets:
           Net operating loss carryforwards     $         198,000 $         126,000
           Stock based compensation                       196,000                 -
           Allowance for doubtful accounts                  4,000                 -
                                                -------------------------------------
         Deferred Tax Assets                              398,000           126,000
         Less Valuation Allowance                         398,000           126,000
                                                -------------------------------------
         Net Deferred Tax Asset                 $               - $               -
                                                =====================================

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

         YEARS ENDED DECEMBER 31,                        2005          2004
         -----------------------------------------------------------------------

         Federal Statutory Tax Rate                    34.00%         34.00%
         State Taxes, net of federal benefit            6.00%          6.00%
         Change in Valuation Allowance                (40.00%)       (40.00%)
                                                     ---------------------------
         Total Tax Expense                              0.00%          0.00%
                                                     ===========================

     5.  STOCKHOLDERS' EQUITY

         CAPITALIZATION - On February 9, 2005, the stockholders approved an amendment to the Company's Certificate of Incorporation to (i) increase the authorized shares of Common Stock from 22,000,000 shares to 25,000,000; par value $.0001; and (ii) create 5,000,000 shares of
         Preferred Stock, $.0001 par value. The Board of Directors has the authority to issue shares of Preferred Stock from time to time and to fix such rights, preferences and privileges of such issuances.

         PRIVATE PLACEMENT OF SECURITIES - During Fiscal 2004, the Company sold through a private placement, 14.74 units (each consisting of 50,000 common shares and 50,000 Class A Warrants) at a purchase price of $50,000 per unit for net proceeds of $713,200, net of closing costs of approximately $23,800. Each Class A Warrant has an exercise price of $2.00 and was to expire on January 2, 2006. On February 28, 2006, the Company extended the expiration date of the Class A Warrants to July 1, 2006.

         During Fiscal 2005, the Company completed a private placement through the sale of 10 units (each consisting of 10,000 common shares and 10,000 Class B Warrants) at a purchase price of $10,000 per unit for net proceeds of $95,000, net of transaction cost of approximately $5,000. Each Class B Warrant has an exercise price of $2.00 and expires on January 2, 2008.

         WARRANTS - On June 10, 2005 the Company entered into a consulting agreement with a financial advisory firm. In connection with this agreement, the Company granted a warrant for the purchase of 1,100,000 shares of the Company's common stock. The warrant has an exercise price of $.10 per share and expires on June 10, 2010. In connection with this grant, the Company recorded a charge of $451,000, which is included in general and administrative expenses. On February 27, 2006, the holder exercised the warrants utilizing the cashless exercise provision and received 1,029,032 shares of common stock in exchange for the exercise of the 1,100,000 warrants based on the closing price of $1.55 of the Company's stock on that date.

         On September 26, 2005 the Company entered into a consulting agreement with a financial advisory firm. In connection with this agreement, the Company granted a warrant for the purchase of 100,000 shares of the Company's common stock. The warrant has an exercise price of $2.50 per share and expires on August 14, 2010. In connection with this grant, the Company recorded a charge of $4,000, which is included in general and administrative expenses.

         STOCK OPTION PLAN - During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "Plan") for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000.

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


         Additional information with respect to the Plan is as follows:

         YEARS ENDED DECEMBER 31,                                2005                                 2004
         -----------------------------------------------------------------------------------------------------------------
                                                                       WEIGHTED                             Weighted
                                                                        AVERAGE                              Average
                                                                       EXERCISE                             Exercise
         Fixed Stock Options                           SHARE             PRICE             Share              Price
         -----------------------------------------------------------------------------------------------------------------

         Outstanding, beginning of year                         -  $          -                     -     $          -
         Granted                                        3,112,000             1.04                  -                -
         Forfeited                                       (335,000)            1.00                  -                -
                                                 ------------------                  -------------------
         Outstanding, end of year                       2,777,000  $          1.05                  -     $          -
                                                 ==================                  ===================

         Options exercisable, end of year                 887,800  $          1.05                  -     $          -
                                                 ==================                  ===================

         Weighted-Average Fair Values of
            Options Granted During Year                            $           .20                        $          -
                                                                   ==================                     ==================


         The following table summarizes information about stock options outstanding at December 31, 2005:

                                              Options Outstanding                                 Options Exercisable
                            ---------------------------------------------------------    --------------------------------------
                                                     Weighted
                                                     Average            Weighted                                 Weighted
                                                    Remaining           Average                                  Average
                                  Number           Contractual         Exercise               Number             Exercise
           Exercise Price      Outstanding            Life               Price              Outstanding           Price
         ----------------------------------------------------------------------------    --------------------------------------

                   $1.00        2,157,000             5.69 yrs.          $1.00                  665,800           $1.00
            $1.20 - 1.25          620,000             8.13 yrs.          $1.22                  222,000           $1.20

         COMMON SHARES RESERVED

         Warrants                                                     2,037,000
                                                              ==================

         Stock Option Plan                                            4,000,000
                                                              ==================

     6.  COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS - The Company leases office space under a non-cancelable operating lease, which expires in November 2007. The Company is currently leasing additional office space on a month-to-month basis. The Company leased additional office space under a non-cancelable operating lease, which expires on November 30, 2007. Minimum future rentals under non-cancelable lease commitments are as follows:

         YEARS ENDING DECEMBER 31,
         -----------------------------------------------------------------------

         2006                                                  $          13,000
         2007                                                             12,400


--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


         Rent expense was approximately $45,000 and $43,000 for the years December 31, 2005 and 2004, respectively.

         EMPLOYMENT CONTRACTS - On March 1, 2005, the Company entered into employment contracts with two of its officers. The employment agreements provide for minimum annual salaries plus bonuses equal to 5% of pre-tax earnings (as defined) and other perquisites commonly found in such agreements. In addition, pursuant to the employment contracts, the Company granted the officers options to purchase up to an aggregate of 400,000 shares of common stock. The employment agreements expire on March 1, 2008, and are renewable for a two year period. Minimum aggregate future commitments under the employment contracts is as follows:

         YEARS ENDING DECEMBER 31,
         -----------------------------------------------------------------------

         2006                                                  $         328,000
         2007                                                            376,000
         2008                                                             64,000

     7.  TRANSACTIONS WITH MAJOR CUSTOMERS

         The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral.

         For each of the years ended December 31, 2005 and 2004, a customer accounted for approximately 15% and 9% of net revenues, respectively. Aggregate revenues from these customers are dispersed among many different franchises and storefront locations.

     8.  RELATED PARTY TRANSACTIONS

         The Company purchased merchandise with a cost of approximately $10,000 and $20,000 for the years ended December 31, 2005 and 2004, respectively from an entity that is owned by an individual related to one of the officers of the Company.

     9.  SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS

         Cash paid during the years for:

         YEARS ENDED DECEMBER 31,                 2005              2004
         -----------------------------------------------------------------------

         Interest                          $           7,066  $               -
                                           =====================================

         Income Taxes                      $               -  $               -
                                           =====================================

         During the year ended December 31, 2005, the Company issued 31,076 shares of common stock with a value of $31,076 in connection with a conversion of a note payable.


--------------------------------------------------------------------------------

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

         Not Applicable.

Item 8.A.  Controls and Procedures.

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended December 31, 2005. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

         Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Item 8.B.  Other Information.

         Not Applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

         The names, ages and principal occupations of the Company's present officers and directors are listed below.

                                     First Became Director
     Name (1)                Age         and/or Officer                      Position
     --------                ---         --------------                      --------
     Dean Julia              38               1998            Chief Executive Officer/ Secretary/
                                                              Treasurer/Director/Co-Founder
     Michael Trepeta         34               1998            President/Director/Co-Founder
     Scott Novack            38               1998            Director/Co-Founder
     Sean McDonnell          45               2005            Chief Financial Officer
______
(1)      Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

         The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

MANAGEMENT TEAM

         Our officers, directors and founders each have experience in the development of early stage companies including business strategies, products and services and financing.

DEAN L. JULIA

         Mr. Julia holds a Bachelor of Business Administration from Hofstra University received in 1990. Since that time, Mr. Julia has been associated with various broker/dealers as a stockbroker where he was involved in the funding of numerous development stage and growth companies. From 1991 to 1996, Mr. Julia served as a Vice President for Reich & Co. From 1993 to 1994, he was Vice President for D. Blech & Co. From 1994 to 1995, he served as a Vice President for GKN Securities; and from 1995 to 1996 he served as Vice President for Rickel & Associates. From September 1996 through February 1998, Mr. Julia served as President and Chief Executive Officer of DLJ Consulting, a financial intermediary consultant for public and private companies. In 1998, Mr. Julia co-founded us and became an officer, director and principal stockholder of our company and a full time employee.

MICHAEL D. TREPETA

         Mr. Trepeta received a Bachelor of Science Degree in Applied Economics and Business Management with a minor in Communications from Cornell University in 1993. Since that time, Mr. Trepeta has been associated with various broker/dealers as a stockbroker where he was involved in the funding of numerous development stage and growth companies. Mr. Trepeta was a Vice President of

Investments at Joseph Roberts & Co. in 1994 and a Vice President of Investments at Rickel & Associates from 1995-1996. From September of 1996 through February 1998, he has served as President of MDT Consulting Group, Inc., a corporation contracted by publicly traded companies to serve as a financial intermediary to investment bankers and to assist in developing products, services, and business strategies. In 1998, Mr. Trepeta co-founded us and he became an officer, director and principal owner of our company and a full time employee.

SCOTT J. NOVACK

         Mr. Novack holds a Bachelor of Business Administration from Hofstra University received in 1990. From 1993-1994, Mr. Novack was a Vice President at
D. Blech & Co., a New York investment bank specializing in raising venture capital money for early stage companies. From 1994-1995, Mr. Novack was a Vice President at GKN Securities, a New York based investment bank. From 1995-1996, Mr. Novack was a Vice President at Rickel Associates, a New York based investment bank. Mr. Novack was the President of SJN Consulting Group, Inc., a privately held company, from 1996 to 2003. SJN was a corporation contracted by publicly traded companies to serve as a financial intermediary to investment bankers and to assist in developing products, services, and business strategies. Since 2003, Mr. Novack is a private investor who invests for his own account. In 1998, Mr. Novack co-founded us and became a director of our company.

SEAN MCDONNELL

         Sean J. McDonnell, Certified Public Accountant, has been self employed and in private accounting practice since January 1990 handling many different types of business entities and associations. Mr. McDonnell has spent much of his time helping his customers grow their companies and acquire financing for the purchase of buildings and equipment. Prior to starting his own practice, he was employed from 1985 - 1990 as a senior staff member in the accounting firm of Breiner & Bodian CPA's. After graduating from Dowling College in 1984, he was employed by Kenneth Silver C.P.A. from 1984 - 1985. He is currently serving on the boards of the Police Athletic League, North East Youth Sports Association and Sound Beach Soccer Club, Inc. Mr. McDonnell has served as our Chief Financial Officer since January 3, 2005 and currently as an employee, he devotes such time to our affairs as is necessary for the performance of his duties.

LACK OF COMMITTEES

         Our Company has no audit, compensation or nominating committees of our board of directors or committees performing similar functions. We are currently seeking to nominate and appoint to the board two independent directors and to form an audit committee consisting of the two independent directors. It is our goal that at least, one of the two independent directors would be deemed a "Financial Expert" within the meaning of Sarbanes-Oxley Act of 2002, as amended. An independent director is defined in Rule 4200(a)(14) of the NASD's Listing Standards to mean a person other than an officer or employee of our Company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons should not be considered independent:

         o A director who is employed by the Company or any of its affiliates for the current year or any of the past three years;

         o A director who accepts any compensation from the Company or any of its affiliates in excess of $60,000 during the previous fiscal year other than compensation for Board service, benefits under a tax qualified retirement plan, or non discretionary compensation;
         o A director who is a member of the immediate family of an individual who is, or has been in any of the past three years, employed by the Company or any of its affiliates as an executive officer. Immediate family includes a person's spouse, parents, children, siblings, mother-in-law, father-in-law, sister-in-law, brother-in-law, son-in-law, daughter-in-law, and anyone who resides in such person's home;
         o A director who is a partner in, or a controlling shareholder or an executive officer of, any for-profit business organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company's securities) that exceed 5% of the Company's or business organizations consolidated gross revenues for that year, or $200,000, whichever is more, in any of the past three years;
         o A director who is employed as an executive of another entity where any of the Company's executives serve on that entity's compensation committee.

         The term "Financial Expert" is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

         We can provide no assurances that our board's efforts to select two persons to serve as independent directors on the Board of Directors (at least one of which is a "Financial Expert") and on the proposed audit committee will be successful. In the event an audit committee is established, the Board would adopt a written charter. Such charter would be expected to include, among other things:

         o being directly responsible for the appointment, compensation and oversight of our independent auditor, which shall report directly to the audit committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;
         o annually reviewing and reassessing the adequacy of the committee's formal charter;
         o reviewing the annual audited financial statements with our management and the independent auditors and the adequacy of our internal accounting controls;
         o reviewing analyses prepared by our management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
         o        reviewing the independence of the independent auditors;
         o reviewing our auditing and accounting principles and practices with the independent auditors and reviewing major changes to our auditing and accounting principles and practices as suggested by the independent auditor or its management;
         o reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and
         o all responsibilities given to the audit committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

CODE OF ETHICS
--------------

         Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrongdoing and to promote:

         o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
         o Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;
         o Compliance with applicable governmental law, rules and regulations;
         o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
         o        Accountability for adherence to the code.

         On March 14, 2006, the Company adopted a Code of Ethics and Code of Conduct which have been filed as Exhibit 14.1 to our Form 10-KSB. Changes to the Code of Ethics and Code of Conduct will be filed under a Form 8-K or quarterly or annual report under the Exchange Act.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all
Section 16(a) forms they file. During fiscal 2005, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge, except for certain late filings of Glenwood Capital and Peter Chung with respect to a Form 3 and Form 4s.

Item 10.  Compensation of Directors and Executive Officers.
-----------------------------------------------------------

         The following table provides a summary compensation table with respect to the Company's Chief Executive Officer and each officer who has salary and bonuses of at least $100,000 for 2005. During the past three fiscal years, the Company has not granted stock appreciation rights to its executive officers. In addition, the Company does not have a defined benefit or actuarial plan.

                                               SUMMARY COMPENSATION TABLE
                                               --------------------------

--------------------------------------------------------------------------- ------------------------------------ --------------
                                                                                   Long Term Compensation
--------------------------------------------------------------------------- ------------------------------------ --------------
                                 Annual Compensation                        Awards                     Payouts
----------------------- -------- ----------------------------------------- -------------------------  --------- --------------
Name and                Year     Salary ($)    Bonus ($)     Other Annual   Restricted   Number of     LTIP      All Other
Principal Position                                           Compensation   Stock        Options       Payout    Compensation
                                                             ($)(1)         Award(s)                   ($)        ($)
                                                                            ($)
----------------------- -------- ------------- ------------- -------------- ------------ ------------- --------- --------------
Dean L. Julia, Chief     2005    $  141,000       $2,500          -0-           -0-          450,000      0             0
Executive Officer        2004       121,500        -0-            -0-           -0-          -0-          0             0
                         2003       108,000        -0-            -0-           -0-          -0-          0             0
----------------------- -------- ------------- ------------- -------------- ------------ ------------- --------- --------------
Michael D. Trepeta       2005      141,000        2,500           -0-           -0-          450,000      0             0
President and Chief      2004      121,500         -0-            -0-           -0-          -0-          0             0
Operating Officer        2003      108,000         -0-            -0-           -0-          -0-          0             0
----------------------- -------- ------------- ------------- -------------- ------------ ------------- --------- --------------
___________

 (1) Does not include the value of a leased automobile provided to the executive officers for business purposes as each officer has his own separate automobile that he uses for personal reasons.

EMPLOYMENT AGREEMENTS
---------------------

         Michael Trepeta, our president and Dean Julia, our chief executive office, received salaries at the rate of $9,000 per month between 2002 through March 2004, which was raised to $10,500 per month in April, 2004, $12,000 per month in March 2005 and $14,000 per month in March 2006. Historically, all compensation of our executive officers and directors including, without limitation, the payment of salaries, bonuses and the grant of options and employment contracts have been determined solely by our Board of Directors, which is controlled by the founders of the Company. Effective March 1, 2005, we entered into employment contracts with each of Messrs. Julia and Trepeta. These contracts contain the following material provisions:

         o A term of three years, with the Executive having the option to renew the agreement for a period of an additional two years.
         o A current monthly base salary of $14,000, which salary will increase each subsequent March 1 by at least $2,000 per month during the term of the agreements and any extension thereof.
         o The annual grant on March 1 of each year of ten-year stock options to purchase 50,000 shares at an exercise price equal to the then fair market value of our common stock as determined by the Board. On December 28, 2005, Messrs.Trepeta and Julia each agreed to amend their employment contracts to eliminate the automatic annual grant of options in consideration of the grant of ten year options to purchase 200,000 shares exercisable at $1.20 per share, with one-half immediately vested and the other half to vest on December 28, 2008.
         o        Annual bonuses of at least 5% of pre-tax earnings.
         o Use of company automobile with all related costs paid for by us.
         o        Health insurance.
         o        Indemnification to the extent permitted by New York law.
         o        Right to participate in any pensions of our company.

Directors' Compensation
-----------------------

         Our directors are not expected to receive cash compensation for their services as such. However, our non-employee directors will receive a fee of $500 to be paid to them for attending each meeting of the Board of Directors. All directors will also be reimbursed for actual travel expenses incurred in attending board meetings. Members of the board of directors are eligible to participate under our company's stock incentive plan. Messrs. Julia and Trepeta will receive compensation and options as executive officers pursuant to their employment contracts and not in their capacity as directors of our company. Equity incentive awards issued to other board members will not be a fixed amount or granted on a pre-determined timetable. Equity incentive awards will be determined and granted in the sole discretion of the board and/or a compensation committee of the board at such times and in such amounts as the board or a committee thereof determines to make such awards.

2005 Employee Benefit and Consulting Services Compensation Plan
---------------------------------------------------------------

         On January 3, 2005, our company established an Employee Benefit and Consulting Services Compensation Plan (the "2005 Plan") covering 2,000,000 shares, which 2005 Plan was ratified by our stockholders on February 9, 2005. On August 12, 2005, the company's stockholders approved a 2,000,000 share increase in the 2005 Plan to 4,000,000 shares.

ADMINISTRATION
--------------

         Our board of directors administers the 2005 Plan, has the authority to determine and designate officers, employees, directors and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The board may, in its sole discretion, accelerate the vesting of awards.

TYPES OF AWARDS
---------------

         The 2005 Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. In furtherance of this purpose, the 2005 Plan contains provisions for granting non-statutory stock options and incentive stock options and common stock awards.

         STOCK OPTIONS. A "stock option" is a contractual right to purchase a number of shares of common stock at a price determined on the date the option is granted. An incentive stock option is an option granted under the Internal Revenue Code of 1986 to our employees with certain tax advantages to the grantee over non-statutory stock options. The option price per share of common stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price in the case of incentive stock options shall not be less than 100% of the fair market value of the common stock on the date of grant and may be granted below fair market value in the case of non-statutory stock options. Incentive stock options granted to owners of 10% or more of our common stock must be granted at an exercise price of at least 110% of the fair market value of our common stock and may not have a term greater than five years. Also, the value of incentive options vesting to any employee cannot exceed $100,000 in any calendar year. The option price of our options must be paid in cash, money order, check or common stock of the company. The non-statutory stock options may also contain at the time of grant, at the discretion of the board, certain other cashless exercise provisions. These cashless exercise provisions are included in the currently outstanding non-statutory stock options granted by the board.

         Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the optionee ceases to be an employee of our company for any reason other than death, any incentive stock option exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the optionee's death, any incentive stock option exercisable at the date of death may be exercised by the legal heirs of the optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs. In the event of disability of the optionee, any incentive stock options shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs. The termination and other provisions of a non-statutory stock option shall be fixed by the board of directors at the date of grant of each respective option.

         COMMON STOCK AWARD. Common stock awards are shares of common stock that will be issued to a recipient at the end of a restriction period, if any, specified by the board if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of common stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period unless otherwise determined by the board, the restricted stock award will be terminated.

AWARDS
------

         As of March 14, 2006, we granted non-statutory stock options to purchase 1,791,000 shares of our common stock which are currently outstanding at exercise prices ranging from $1.00 per share to $1.25 per share, exclusive of options to purchase 1,335,000 shares which have been cancelled since the date of grant.. The board has granted options with varying terms.

         It is not possible to predict the individuals who will receive future awards under the Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of March 14, 2006 on the known benefits provided to certain persons and group of persons under the Plan.


   ----------------------------------------------------- ---------------- ---------------- ------------------------
                                                                                            VALUE OF UNEXERCISED
                                                            NUMBER OF        RANGE OF
                                                         SHARES SUBJECT   EXERCISE PRICE         OPTIONS AT
                                                           TO OPTIONS      ($) PER SHARE     MARCH 14, 2006 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Dean L. Julia, Chief Executive Officer                    450,000      $1.00- $1.20                410,000
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Michael D. Trepeta, President                             450,000      $1.00- $1.20                410,000
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Sean McDonnell, Chief Financial officer                    50,000      $1.00- $1.20                 50,000
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Three Executive Officers As a group                       950,000      $1.00 -$1.20                870,000
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Non-Executive Officer,
   Employees and Consultants                                 841,000      $1.00- $1.25                786,000
   ----------------------------------------------------- ---------------- ---------------- ------------------------
__________

(1) Value is normally calculated by multiplying (a) the difference between the market value per share at March 14, 2006 (based upon a closing sales price of $2.00 per share on that date) and the option exercise price by
        (b) the number of shares of Common Stock underlying the option.

ELIGIBILITY
-----------

         Our officers, employees, directors and consultants of Ace and our subsidiaries are eligible to be granted stock options, and common stock awards.

TERMINATION OR AMENDMENT OF THE 2005 PLAN
-----------------------------------------

         The board may at any time amend, discontinue, or terminate all or any part of the 2005 Plan, provided, however, that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided that we will seek the approval of our stockholders for any amendment if such approval is necessary to comply with any applicable federal or state securities laws or rules or regulations.


                               OPTION GRANTS TABLE
                               -------------------

         The information provided in the table below provides information with respect to individual grants of stock options during 2005 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2005.

                        Option Grants in Last Fiscal Year
                        ---------------------------------
                                                                                                  Potential
                                                                                             Realizable Value at
                                                                                                Assumed Annual
                                                                                             Rates of Stock Price
                                                                                                 Appreciation
                                   Individual Grants                                         for Option Term (2)
                                   -----------------                                         -------------------

                                        (c)% of Total
                                       Options/Granted
                                         to Employees
                           Options     (Consultants) in   Exercise Price   Expiration
          Name           Granted (#)   Fiscal Year (1)        ($/Sh)          Date         5% ($)         10% ($)
          ----           -----------   ---------------        ------          ----         ------         -------
 Dean L. Julia             250,000          14.0%              1.00         01/03/15      157,500         397,500
 Michael D. Trepeta        250,000          14.0%              1.00         01/03/15      157,500         397,500
 Dean L. Julia             200,000          11.2%              1.20         12/28/15      150,000         382,000
 Michael D. Trepeta        200,000          11.2%              1.20         12/28/15      150.000         382,000
_____________
N/A - Not Applicable.

(1) The percentage of total options granted to employees in the fiscal year is based upon options granted to officers, directors, employees and consultants, exclusive of options cancelled before the filing date of this Form 10-KSB.

(2) The potential realizable value of each grant of options assumes that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The information provided in the table below provides information with respect to each exercise of stock option during 2005 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

           (a)                  (b)             (c)                 (d)                          (e)
                                                                                              Value of
                                                                 Number of                  Unexercised
                                                                Unexercised                 In-the-Money
                              Shares                               Options at                 Options
                            Acquired on       Value              FY-End (#)                 at Fy-End($)
                             Exercise        Realized           Exercisable/                Exercisable/
          Name             (     #   )        ($)(1)            Unexercisable             Unexercisable(1)
          ----             -----------        ------            -------------             ----------------
Dean L. Julia                    0              0            350,000 / 100,000              37,500/ -0-
Michael D. Trepeta               0              0            350,000 / 100,000              37,500/ -0-

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common
         Stock (based upon a last sale of $1.15 on December 23, 2005, which was the last date of sale in December 2005), underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

         As of March 14, 2006, the Company had outstanding 6,917,108 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

------------------------------------------------------------- ------------------------------- ------------------------

                                                                     NUMBER OF COMMON         APPROXIMATE
          NAME AND ADDRESS OF BENEFICIAL OWNER (1)                        SHARES              PERCENTAGE
------------------------------------------------------------- ------------------------------- ------------------------
OFFICERS AND DIRECTORS
------------------------------------------------------------- ------------------------------- ------------------------
Scott Novack
457 Rockaway Avenue
Valley Stream, NY 11583                                                    1,137,000                   16.4
------------------------------------------------------------- ------------------------------- ------------------------
------------------------------------------------------------- ------------------------------- ------------------------
Michael D. Trepeta
457 Rockaway Avenue
Valley Stream, NY 11583(2)                                                 1,452,000                   20.0
------------------------------------------------------------- ------------------------------- ------------------------
------------------------------------------------------------- ------------------------------- ------------------------
Dean L. Julia
457 Rockaway Avenue
Valley Stream, NY 11583 (2)                                                1,422,000                   19.6
------------------------------------------------------------- ------------------------------- ------------------------
------------------------------------------------------------- ------------------------------- ------------------------
Sean McDonnell
457 Rockaway Avenue
Valley Stream, NY 11583 (3)                                                   50,000                    .7
------------------------------------------------------------- ------------------------------- ------------------------
------------------------------------------------------------- ------------------------------- ------------------------
All Directors and Officers as a
Group (four persons) (4)                                                   4,061,000                   53.0
------------------------------------------------------------- ------------------------------- ------------------------
------------------------------------------------------------- ------------------------------- ------------------------
Glenwood Capital Corporation
2070 South Hibiscus Drive
North Miami Beach, FL 33181 (5)                                            1,202,912                   17.3
------------------------------------------------------------- ------------------------------- ------------------------
------------------------------------------------------------- ------------------------------- ------------------------
Domenico Iannucci
One Windsor Drive
Muttontown, NY 11753 (6)                                                     789,660                   10.7
------------------------------------------------------------- ------------------------------- ------------------------

_______________
(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner.

(2)   Includes options to purchase 350,000 shares.

(3)   Includes options to purchase 50,000 shares.

(4)   Includes options to purchase 750,000 shares.

(5) Includes 1,079,032 shares and 50,000 Class B Warrants owned by Glenwood Capital and 73,880 shares owned by Peter S. Chung.

(6) Includes 339,660 shares of Common Stock, Class A Warrants to purchase 300,000 shares and Class B Warrants to purchase 50,000 shares and includes options to purchase 100,000 shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
-------------------------------------------------------------------

         The following summary information is as of March 14, 2006 and relates to our 2005 Plan described in Item 10 pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                (a)                            (b)                    (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
                                                                                      Number of securities
                                                                                      remaining available for
                                Number of shares of            Weighted average       future issuance under
                                commonstock to be              exercise price of      equity compensation plans
                                issued upon exercise           outstanding            (excluding shares
Plan category                   of outstanding options         options (1)             reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans                                     1,791,000                    1.075                     2,209,000
------------------------------- ------------------------------ ---------------------- --------------------------------
___________

(1) Based upon 1,171,000 options exercisable at $1.00 per share, 400,000 options exercisable at $1.20 per share and 220,000 options exercisable at $1.25 per share.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         The transaction described in paragraph (i) below was approved by the Board of directors and was an arms-length transaction which did not involve a director or executive officer of our company. The transactions described in paragraph (ii) below were approved by the Board of Directors based upon obtaining at least three competitive quotes and Mr. Trepeta's wife being the best price. The transactions described in paragraphs (i) and (ii) were on terms to us that are at least as favorable as the terms we could have obtained from an unaffiliated party.

         (i) On August 5, 2002, we issued to David McCooey, who is currently the beneficial owner of 5.0% of our outstanding shares of common stock, a debenture in the principal amount of $25,000 originally convertible at $1.50 per share. The debenture bore interest at the rate of 10% per annum. On January 13, 2005, we agreed with Mr. McCooey to convert his $25,000 of principal and accrued interest thereon of $6,076, which payments were in arrears, into 31,076 shares of our common stock at a conversion price of $1.00 per share.

          (ii) Mr. Trepeta's wife has a company which is a candle supplier. From time-to-time, we have in the past and may in the future purchase candle supplies from her company. During 2004 and 2005, , we purchased a total of $20,471 and $10,313, respectively, from her company.

         In the future, we expect to have one or more members of our Board be independent directors of our company. It is anticipated that future transactions between us and our executive officers and directors and other affiliated parties will be approved by the then disinterested members of the Board and, if not a majority of the Board, then by our independent director(s) through a committee appointed by the Board.

Item 13. Exhibits
-----------------

Exhibit                 Description
-------                 -----------
No.
---
3.1           Articles of Incorporation filed March 26, 1998 (1)
3.2           Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4           Amended By-Laws (1)
10.1          Letter Employment Agreement - Michael Trepeta (2)
10.2          Letter Employment Agreement - Dean Julia (2)
10.3          Amendment to Employment Agreement - Michael Trepeta (3)
10.4          Amendment to Employment Agreement - Dean L. Julia (3)
11.1 Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1          Code of Ethics/Code of Conduct (3)
21.1          Subsidiaries of the Issuer - None
23.1          Accountant's Consent - Re: Form S-8 Registration Statement (3)
31.1          Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2          Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1          Chief Executive Officer Section 1350 Certification (3)
32.2          Chief Financial Officer Section 1350 Certification (3)
99.1          2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2          Form of Class A Warrant (2)
99.3          Form of Class B Warrant (2)
99.4          Amendment to 2005 Plan (4)
99.5          Release - 2005 Results of Operations (3)
____________

(1) Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.

(2) Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.

(3)      Filed herewith.

(4) Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.

Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------

AUDIT FEES

         For the fiscal year ended December 31, 2005, the aggregate fees billed for professional services rendered by Holtz Rubenstein Reminick LLP ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $43,500.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         For the fiscal year ended December 31, 2005, there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

         For the fiscal year ended December 31, 2005, there was $3,750 in fees billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors. The foregoing fees exclude any expense reimbursement.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACE MARKETING & PROMOTIONS, INC.

                                       By:  /s/ Dean L. Julia
                                            -----------------------------------
                                            Dean L. Julia, Chairman of the
                                            Board and Chief Executive Officer

Dated:  Valley Stream, New York
March 17, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                               Title                       Date
----------                               -----                       ----

/s/ Dean L. Julia               Chairman of the Board            March  17, 2006
------------------------        Chief Executive Officer
Dean L. Julia


/s/ Sean McDonnell              Chief Financial Officer          March  17, 2006
------------------------
Sean McDonnell


/s/ Michael D. Trepeta          President, Director              March  17, 2006
------------------------
Michael D. Trepeta


/s/ Scott Novack                Director                          March 17, 2006
------------------------
Scott Novack


Dean L. Julia, Michael D. Trepeta and Scott Novack represent all the current members of the Board of Directors.