Form 10KSB/A
period 2005-12-31
ACE MARKETING & PROMOTIONS INC
filed 2006-04-28
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


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

REASON FOR FILING 10-KSB/A

         This Form 10-KSB/A is being filed to amend certain information contained in Item 5 under "Recent Sales of Unregistered Securities" and in Item 10 in the "Summary Compensation" table and in "Employment Agreements."

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

June 2005      Warrants         1,100,000 Shares Services rendered; no     Section 4(2); no    Five year warrants,
                                                 commissions paid; no      commissions paid.   contain cashless
                                                 placement agent was                           exercise provisions
                                                 utilized.                                     and are exercisable at
                                                                                               $.10 per share.
-------------- ----------------- --------------- ------------------------- ------------------- -----------------------
August 2005    Warrants         100,000 Shares   Services rendered; no     Section 4(2); no    Five year warrants,
                                                 commissions paid; no      commissions paid.   contain cashless
                                                 placement agent was                           exercise provisions
                                                 utilized.                                     and are exercisable at
                                                                                               $2.50 per share.
-------------- ----------------- --------------- ------------------------- ------------------- -----------------------

         The Company currently has outstanding Class A Warrants to purchase 737,000 shares of Common Stock exercisable at $2.00 per share. The Class A Warrants which were originally scheduled to expire on January 2, 2006 have been extended through July 1, 2006.


RECENT REPURCHASES OF SECURITIES
--------------------------------


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



HOLTZ RUBENSTEIN REMINICK LLP

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

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.
--------------------------------------------------------------------------------
                                                                             F-6

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
                                                                                         ======================================

--------------------------------------------------------------------------------
                                                                             F-7

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

--------------------------------------------------------------------------------
                                                                             F-8

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

--------------------------------------------------------------------------------
                                                                             F-9

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
                                                =====================================

--------------------------------------------------------------------------------
                                                                            F-10

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

--------------------------------------------------------------------------------
                                                                            F-11

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


--------------------------------------------------------------------------------
                                                                            F-12

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


--------------------------------------------------------------------------------
                                                                            F-13

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


                                               SUMMARY COMPENSATION TABLE
                                               --------------------------

--------------------------------------------------------------------------- ------------------------------------ --------------
                                                                                   Long Term Compensation
--------------------------------------------------------------------------- ------------------------------------ --------------
                                 Annual Compensation                        Awards                     Payouts
----------------------- -------- ----------------------------------------- -------------------------  --------- --------------
Name and                Year     Salary ($)    Bonus ($)     Other Annual   Restricted   Number of     LTIP      All Other
Principal Position                                           Compensation   Stock        Options       Payout    Compensation
                                                             ($)(1)         Award(s)                   ($)        ($)
                                                                            ($)
----------------------- -------- ------------- ------------- -------------- ------------ ------------- --------- --------------
Dean L. Julia, Chief     2005    $  141,000       $2,500         5,000          -0-          450,000      0             0
Executive Officer        2004       121,500        -0-            -0-           -0-          -0-          0             0
                         2003       108,000        -0-            -0-           -0-          -0-          0             0
----------------------- -------- ------------- ------------- -------------- ------------ ------------- --------- --------------
Michael D. Trepeta       2005      141,000        2,500           5,000         -0-          450,000      0             0
President and Chief      2004      121,500         -0-            -0-           -0-          -0-          0             0
Operating Officer        2003      108,000         -0-            -0-           -0-          -0-          0             0
----------------------- -------- ------------- ------------- -------------- ------------ ------------- --------- --------------

_______

 (1) Includes the value of term life insurance and disability payments for the benefit of the officer and his family.
         Does not include the value of a leased automobile provided to the executive officers for business purposes as each officer has his own separate automobile that he uses for personal reasons.

EMPLOYMENT AGREEMENTS
---------------------

         Michael Trepeta, our president and Dean Julia, our chief executive office, received salaries at the rate of $9,000 per month between 2002 through March 2004, which was raised to $10,500 per month in April, 2004, $12,000 per month in March 2005 and $14,000 per month in March 2006. Historically, all compensation of our executive officers and directors including, without limitation, the payment of salaries, bonuses and the grant of options and employment contracts have been determined solely by our Board of Directors, which is controlled by the founders of the Company. Effective March 1, 2005, we entered into employment contracts with each of Messrs. Julia and Trepeta. These contracts contain the following material provisions:

         o A term of three years, with the Executive having the option to renew the agreement for a period of an additional two years.
         o A current monthly base salary of $14,000, which salary will increase each subsequent March 1 by at least $2,000 per month during the term of the agreements and any extension thereof.
         o The annual grant on March 1 of each year of ten-year stock options to purchase 50,000 shares at an exercise price equal to the then fair market value of our common stock as determined by the Board. On December 28, 2005, Messrs. Trepeta and Julia each agreed to amend their employment contracts to eliminate the automatic annual grant of options in consideration of the grant of ten year options to purchase 200,000 shares exercisable at $1.20 per share, with one-half immediately vested and the other half to vest on December 28, 2008.
         o        Annual bonuses of at least 5% of pre-tax earnings.
         o Use of company automobile with all related costs paid for by us.
         o        Health insurance.
         o        Indemnification to the extent permitted by New York law.
         o        Right to participate in any pensions of our company.

         o Company paid disability insurance and term life insurance for the benefit of his family in an amount to be fixed by the Board of Directors of the Company at a cost not to exceed $10,000 per annum.

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

Item 13. Exhibits
-----------------

Exhibit                 Description
-------                 -----------
No.
---
3.1           Articles of Incorporation filed March 26, 1998 (1)
3.2           Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4           Amended By-Laws (1)
10.1          Letter Employment Agreement - Michael Trepeta (2)
10.2          Letter Employment Agreement - Dean Julia (2)
10.3          Amendment to Employment Agreement - Michael Trepeta (5)
10.4          Amendment to Employment Agreement - Dean L. Julia (5)
11.1 Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1          Code of Ethics/Code of Conduct (5)
21.1          Subsidiaries of the Issuer - None
23.1          Accountant's Consent - Re: Form S-8 Registration Statement (5)
31.1          Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2          Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1          Chief Executive Officer Section 1350 Certification (3)
32.2          Chief Financial Officer Section 1350 Certification (3)
99.1          2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2          Form of Class A Warrant (2)
99.3          Form of Class B Warrant (2)
99.4          Amendment to 2005 Plan (4)
99.5          Release - 2005 Results of Operations (5)
____________

(1) Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.

(2) Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.

(3)      Filed herewith.

(4) Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.

(5) Filed in March 2006 with the original filing of the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.

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

Dated:  Valley Stream, New York
April 28, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                               Title                       Date
----------                               -----                       ----

/s/ Dean L. Julia               Chairman of the Board            April  28, 2006
------------------------        Chief Executive Officer
Dean L. Julia


/s/ Sean McDonnell              Chief Financial Officer          April  28, 2006
------------------------
Sean McDonnell


/s/ Michael D. Trepeta          President, Director              April 28, 2006
------------------------
Michael D. Trepeta


/s/ Scott Novack                Director                         April 28, 2006
------------------------
Scott Novack


Dean L. Julia, Michael D. Trepeta and Scott Novack represent all the current members of the Board of Directors.