Form 10QSB
period 2006-03-31
ACE MARKETING & PROMOTIONS INC
filed 2006-05-15
CIK 1084267

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


                  FOR THE QUARTERLY PERIOD ENDED March 31, 2006


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

                                 Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of May 15, 2006, the registrant had a total of 6,917,108 shares of Common Stock outstanding.

                        ACE MARKETING & PROMOTIONS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

             Condensed Balance Sheet as of March 31, 2006                      3

             Condensed Statements of Operations for the Three
               Months Ended March 31, 2006 and March 31, 2005                  4

             Condensed Statements of Cash Flows for the three Months
               Ended March 31, 2006 and March 31, 2005                         5

            Notes to Condensed Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

   Item 3.  Controls and Procedures                                           15

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 16

   Item 2.  Changes in Securities                                             16

   Item 3.  Defaults Upon Senior Securities                                   16

   Item 4.  Submissions of Matters to a Vote of Security Holders              17

   Item 5.  Other Information                                                 17

   Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                    18

                                    PART I. FINANCIAL INFORMATION


                                                         ACE MARKETING & PROMOTIONS, INC.

CONDENSED BALANCE SHEET (UNAUDITED)
-----------------------------------------------------------------------------------------
MARCH 31, 2006
-----------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                  $   286,042
  Accounts receivable, net of allowance for doubtful accounts of $10,000         574,009
  Prepaid expenses and other current assets                                       47,884
                                                                             -----------
Total Current Assets                                                             907,935

Property and Equipment, net                                                       20,049

Other Assets                                                                       5,492
                                                                             -----------
Total Assets                                                                 $   933,476
                                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                           $   313,177
  Accrued expenses                                                               123,806
                                                                             -----------
Total Current Liabilities                                                        436,983
                                                                             -----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.0001 par value; 25,000,000 shares authorized
    6,917,108 shares issued and outstanding                                          692
  Preferred stock $.0001 par value: 500,000 shares authorized
    no shares outstanding                                                             --
  Additional paid-in capital                                                   1,659,989
  Accumulated deficit                                                         (1,164,188)
                                                                             -----------
Total Stockholders' Equity                                                       496,493
                                                                             -----------
                                                                             -----------
Total Liabilities and Stockholders' Equity                                   $   933,476
                                                                             ===========


-----------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                            3




                                                         ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                  2006               2005
-----------------------------------------------------------------------------------------

Revenues, net                                             $ 1,075,007        $   558,407
Cost of Revenues                                              775,173            357,909
                                                          ------------------------------
  Gross Profit                                                299,834            200,498
                                                          ------------------------------

Operating Expenses:
  Selling, general and administrative expenses                416,173            247,554
                                                          ------------------------------
Total Operating Expenses                                      416,173            247,554
                                                          ------------------------------

Loss from Operations                                         (116,339)           (47,056)
                                                          ------------------------------

Other Income (Expense):
  Interest expense                                                 --             (4,511)
  Interest income                                                 747                 99
                                                          ------------------------------
Total Other Income (Expense)                                      747             (4,412)
                                                          ------------------------------

Loss Before Provision for Income Taxes                       (115,592)           (51,468)

Income Tax  Expense                                                --                 --
                                                          ------------------------------

Net Loss                                                  $  (115,592)       $   (51,468)
                                                          ==============================

Net Loss Per Common Share:

  Basic                                                   $     (0.01)       $     (0.01)
                                                          ==============================

  Diluted                                                 $     (0.01)       $     (0.01)
                                                          ==============================

Weighted Average Common Shares Outstanding:

  Basic                                                     6,253,954          5,851,476
                                                          ==============================

  Diluted                                                   6,253,954          5,851,476
                                                          ==============================


-----------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                            4




                                                         ACE MARKETING & PROMOTIONS, INC.

Condensed Statements of Cash Flows (unaudited)
-----------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                      2006            2005
-----------------------------------------------------------------------------------------


Cash Flows from Operating Activities:
  Net loss                                                     $(115,592)      $ (51,468)
                                                               --------------------------
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                1,051           1,305
      Stock-based payments                                        13,880          16,500
      Changes in operating assets and liabilities:
        (Increase) decrease in operating assets:
          Accounts receivable                                    137,047          75,676
          Prepaid expenses and other assets                       (6,602)         33,914
        Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                  (43,977)        (73,146)
          Customer deposits                                      (98,000)         74,000
                                                               --------------------------
  Total adjustments                                                3,399         128,249
                                                               --------------------------
Net Cash (Used in ) Provided by Operating Activities            (112,193)         76,781
                                                               --------------------------

Cash Flows from Financing Activities:
  Proceeds from private placement                                     --          95,000
                                                               --------------------------
Net Cash Provided by Financing Activities                             --          95,000
                                                               --------------------------

Net (Decrease) Increase in Cash and Cash Equivalents            (112,193)        171,781
Cash and Cash Equivalents, beginning of period                   398,235         566,285
                                                               --------------------------
Cash and Cash Equivalents, end of period                       $ 286,042       $ 738,066
                                                               ==========================


-----------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                            5

                         ACE MARKETING & PROMOTIONS, INC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (UNAUDITED)

The Condensed Balance Sheet as of March 31, 2006, the Condensed Statements of Operations for the three months ended March 31, 2006 and 2005 and the Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2006, results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2005.

The results of operations and cash flows for the three months ended March 31, 2006are not necessarily indicative of the results to be expected for the full year.


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

                         ACE MARKETING & PROMOTIONS, INC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (UNAUDITED)


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

3.       STOCK COMPENSATION

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

All stock options under the Plan are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date.

Effective January 1, 2006, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

                         ACE MARKETING & PROMOTIONS, INC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (UNAUDITED)


In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123
(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended March 31, 2006 include employee share-based compensation expense totaling approximately $11,400. Such amounts have been included in the Condensed Consolidated Statements of Income within general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the three months ended March 31, 2005 totaled $0.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

There were no options granted to employees during the three month period ended March 31, 2006. The weighted average estimated fair value of stock options granted to employees in the three months ended March 31, was $.21. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants in Fiscal 2006, the Company will take into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The assumptions made in calculating the fair values of options granted during the three months ended March 31, 2005 are as follows:

       ----------------------------------------  -------------------
       Expected volatility                             0.0%
       ----------------------------------------  -------------------
       Expected dividend yield                         0.0%
       ----------------------------------------  -------------------
       Risk-free interest rate                        2.37%
       ----------------------------------------  -------------------
       Expected term (in years)                        10.0
       ----------------------------------------  -------------------

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                      Three
                                                                  Months Ended
                                                                   March 31,
                                                                      2005
                                                                  -----------

         Net loss, as reported                                    $   (51,468)

         Deduct: Total stock based  compensation expense
         determined under the fair value based method for all
         awards (no tax effect)                                      (181,500)
                                                                  -----------

         Pro forma net loss                                       $  (232,968)
                                                                  ===========

         Net income per share:
            Basic - as reported                                   $     (0.01)
            Basic - pro forma                                     $     (0.04)

            Diluted - as reported                                 $     (0.01)
            Diluted - pro forma                                   $     (0.04)

                         ACE MARKETING & PROMOTIONS, INC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (UNAUDITED)


The following table represents our stock options granted, exercised, and forfeited during the quarter ended March 31, 2006:

                                                                                       Weighted
                                                                         Weighted      Average
                                                                         Average      Remaining       Aggregate
                                                                         Exercise    Contractual      Intrinsic
                                                           Share          Price          Term           Value
         ----------------------------------------------------------------------------------------------------------
         Outstanding,  beginning of year                  2,777,000    $        1.05

         Forfeited                                       (1,000,000)            1.00
                                                      --------------
         Outstanding, end of quarter                      1,777,000    $        1.08     6.26      $     1,108,900
                                                      ==============

         Options exercisable, end of quarter                887,800    $        1.05     7.84      $       575,960
                                                      ==============

No options were exercised the first quarter of 2006 and 2005.


4.       CONSULTING AGREEMENT

         On June 10, 2005 the Company entered into a consulting agreement with a financial advisory firm. In connection with this agreement, the Company granted a warrant for the purchase of 1,100,000 shares of the Company's common stock containing cashless exercise provisions. The warrant was exercisable at $.10 per share and would have expired on June 10, 2010. On February 27, 2006, the holder exercised the warrants utilizing the cashless exercise provision and received 1,029,032 shares of common stock in exchange for the exercise of the 1,100,000 warrants based on the closing price of $1.55 of the Company's stock on that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2005 which includes our audited financial statements for the year ended December 31, 2005 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

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

                                  Three Months Ended
                                       March 31,

                             2006                        2005

Revenue                 $1,075,007   100%       $   558,407     100%

Cost of Revenues           775,173    72%           357,909      64%
                        ----------              -----------
Gross Profit               299,834    28%           200,498      36%
Selling, general &
 Administrative
 expenses                  416,173    39%           247,554      44%
(Loss)
from operations          $(115,592)  (11%)      $  (47,056)     (8%)

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005
--------------------------------------------------------------------------

We generated revenues of $1,075,007 in the first three months of 2006 compared to $558,407 in the same three month period ending March 31, 2005. The increase in revenues of $516,600 in 2006 compared to 2005 is primarily due to our utilizing additional sales representations to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenues was $775,173 or 72% of revenues in the first three months of 2006 compared to $357,909 or 64% of revenues in the same three months of 2005. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $417,264 in 2006 is related to an increase in revenues.

Gross profit was $299,834 in the first three months of 2006 or 28% of net revenues compared to $200,498 in the same three months of 2005 or 36% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The decrease in gross profit percentage during the first quarter of 2006 relates to the mix of product sold and size of orders.

Selling, general, and administrative expenses were $416,173 in the first three months of 2006 compared to $247,554 in the same three months of 2005. Such costs include payroll and related expenses, insurance and rents. The overall increase of $168,619 is primarily due to expanding operations by acquiring additional office space and hiring sales and support staff to handle the new business location. More specifically, operating expenses in the first quarter of 2006 increased over first quarter of 2005 mainly due to the following reasons:

         o Start-up cost related to opening additional office in Farmingville, NY.
         o Salary, commissions and benefits increases totaling approximately $148,000 for 2006, including hiring sales and support staff to handle the new business.
         o A non-cash charge of approximately $12,000 to operations relating to employee stock based payment expenses in 2006 as a result of adoption of SFAS 123R.
         o Professional and other fees relating to be publicly held corporation totaling approximately $34,000.

Net loss was $(115,592) in the first three months of 2006 compared to a net loss of $(47,056) for the same three months in 2005. No benefit for income taxes is provided for in 2006 and 2005 due to the full valuation allowance on the net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $286,042 at March 31, 2006. Cash used by operating activities for the three months ended March 31, 2006 was $(112,193). This resulted primarily from a decrease in accounts receivable of $137,047 and a decrease in accounts payable and accrued expenses of $43,977 and a decrease in customer deposits of $98,000, offset by a net loss in operations of $(115,592).

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our Company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations. As of March 31, 2006, all borrowings from outside investors have been repaid or converted into our company's common stock. We raised net proceeds of $95,000 from the sale of our common stock and warrants to purchase additional common stock in the first quarter of 2005.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, hire additional sales persons, capital expenditures and possible acquisitions. The primary sources of funding for such requirements will be cash generated from operations, raising additional capital from the sale of equity or other securities and borrowings under debt facilities which currently do not exist. We believe that we can generate sufficient cash flow from these sources to fund our operations for at least the next twelve months. We are currently seeking to raise private financing of up to $4,830,000 from the sale of our common stock and warrants. We can provide no assurance that our attempt to raise additional financing will be successful On terms satisfactory to us, if at all.

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


ITEM 2.   CHANGES IN SECURITIES.

     (a) In the three months ended March 31, 2006 there were no sales of unregistered securities, except as follows:

                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF                           IF OPTION, WARRANT OR
                                                 UNDERWRITING OR OTHER      EXEMPTION FROM    CONVERTIBLE SECURITY
DATE OF          TITLE OF                        DISCOUNTS TO MARKET        REGISTRATION      TERMS OF EXERCISE
SALE             SECURITY        NUMBER SOLD     PRICE OR CONVERTIBLE       CLAIMED           OR CONVERSION
----------------------------------------------------------------------------------------------------------------------
Feb. 2006     Common stock      1,029,032        Cashless exercise of      Section 4(2).        Warrants exercisable
              underlying        shares           1,100,000 warrants        A restrictive        at $.10 per share;
              warrants                           based upon a market       legend appears on    immediately
                                                 price of $1.55 per        each                 exercisable;
                                                 share                     certificate          expire
                                                                                                Jan. 2015;
                                                                                                contain
                                                                                                cashless
                                                                                                exercise
                                                                                                provisions.


     (b)  Rule 463 of the Securities Act is not applicable to the Company.
     (c) In the three months ended March 31, 2006 there were no repurchases by the Company of its Common Stock.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Not applicable.

ITEM 5.  OTHER INFORMATION:

         None.

ITEM 6.  EXHIBITS:

         Except for the exhibits listed below as filed herewith or unless Otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).

Number                Exhibit Description
------                -------------------
No.
---
3.1           Articles of Incorporation filed March 26, 1998 (1)
3.2           Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4           Amended By-Laws (1)
10.1          Letter Employment Agreement - Michael Trepeta (2)
10.2          Letter Employment Agreement - Dean Julia (2)
10.3          Amendment to Employment Agreement - Michael Trepeta (3)
10.4          Amendment to Employment Agreement - Dean L. Julia (3)
11.1 Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1          Code of Ethics/Code of Conduct (3)
31.1          Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (5)
31.2          Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (5)
32.1          Chief Executive Officer Section 1350 Certification (5)
32.2          Chief Financial Officer Section 1350 Certification (5)
99.1          2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2          Form of Class A Warrant (2)
99.3          Form of Class B Warrant (2)
99.4          Amendment to 2005 Plan (4)
99.5          Release - 2006 First Quarter  Results of Operations (5)
------------

(1) Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.

(2) Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.

(3) Incorporated by reference to Form 10-KSB for fiscal year ended December 31, 2005.

(4) Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005 for the quarter ended June 30, 2005.

(5)      Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACE MARKETING & PROMOTIONS, INC.



Date: May 15, 2006                     By:  /s/ Dean L. Julia
                                            -----------------------------
                                            Dean L. Julia,
                                            Chief Executive Officer



Date: May 15, 2006                     By:  /s/ Sean McDonnell
                                            -----------------------------
                                            Sean McDonnell,
                                            Chief Financial Officer