Form 10QSB
period 2006-06-30
ACE MARKETING & PROMOTIONS INC
filed 2006-08-21
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________

                                   FORM 10-QSB
                            _________________________

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                        COMMISSION FILE NUMBER: 000-51160

                        ACE MARKETING & PROMOTIONS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                NEW YORK                                  11-3427896
(State of jurisdiction of Incorporation)     I.R.S. Employer Identification No.)

                                457 ROCKAWAY AVE.
                             VALLEY STREAM, NY 11581
                    (Address of principal executive offices)

                                 (516) 256-7766
                         (Registrant's telephone number)

                                 NOT APPLICABLE
      (Former name, address and fiscal year, if changed since last report)
                            _________________________


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

                                 Yes [ ] No [X]

As of June 30, 2006, the registrant had a total of 6,937,108 shares of Common Stock outstanding.

                        ACE MARKETING & PROMOTIONS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS


PAGE

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheet as of June 30, 2006                       3

             Condensed Statements of Operations for the Three and Six Months
             Ended June 30 2006 and June 2005                                  4

             Condensed Statements of Cash Flows for the six Months Ended
             June 30, 2006 and June 30, 2005                                   5

             Notes to Condensed Financial Statements                           6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        10

   Item 3.   Controls and Procedures                                          13

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                                14

   Item 2.   Changes in Securities                                            14

   Item 3.   Defaults Upon Senior Securities                                  14

   Item 4.   Submissions of Matters to a Vote of Security Holders             14

   Item 5.   Other Information                                                14

   Item 6.   Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                    16


                                    PART I. FINANCIAL INFORMATION

                                  ACE MARKETING & PROMOTIONS, INC.

CONDENSED BALANCE SHEET (UNAUDITED)
=========================================================================================
JUNE 30, 2006
-----------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                   $   279,201
  Accounts receivable, net of allowance for doubtful accounts of $10,000          652,651
  Prepaid expenses and other current assets                                        38,257
                                                                              -----------
Total Current Assets                                                              970,109

Property and Equipment, net                                                        18,999
Deferred Offering Costs                                                            95,000
Other Assets                                                                        5,492
                                                                              -----------
Total Assets                                                                  $ 1,089,600
                                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                            $   372,931
  Accrued expenses                                                                116,399
  Customer deposits                                                                78,400
                                                                              -----------
Total Current Liabilities                                                         567,730
                                                                              -----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.0001 par value; 25,000,000 shares authorized
   6,937,108 shares issued and outstanding                                            694
  Preferred stock $.0001 par value: 500,000 shares authorized
   no shares outstanding                                                               --
  Additional paid-in capital                                                    1,805,318
  Accumulated deficit                                                          (1,284,142)
                                                                              -----------
Total Stockholders' Equity                                                        521,870
                                                                              -----------
Total Liabilities and Stockholders' Equity                                    $ 1,089,600
                                                                              ===========

-----------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                            3



ACE MARKETING & PROMOTIONS, INC.
===================================================================================================================
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                  Six Months Ended
                                                              June 30,                            June 30,
                                                      2006               2005               2006             2005
-------------------------------------------------------------------------------------------------------------------

Revenues, net                                     $ 1,088,589       $   990,786       $ 2,163,596       $ 1,549,193
Cost of Revenues                                      754,291           682,810         1,529,464         1,040,719
                                                  ------------------------------      -----------------------------
Gross Profit                                          334,298           307,976           634,132           508,474
                                                  ------------------------------      -----------------------------

Operating Expenses:
Selling, general and administrative expenses          454,311           749,527           870,484           997,081
                                                  ------------------------------      -----------------------------
Total Operating Expenses                              454,311           749,527           870,484           997,081
                                                  ------------------------------      -----------------------------

Loss from Operations                                 (120,013)         (441,551)         (236,352)         (488,607)
                                                  ------------------------------      -----------------------------

Other Income (Expense):
Interest expense                                           --               (21)               --            (4,532)
Interest income                                           124                22               871               121
                                                  ------------------------------      -----------------------------
Total Other Income (Expense)                              124                 1               871            (4,411)
                                                  ------------------------------      -----------------------------

Loss Before Provision for Income Taxes               (119,889)         (441,550)         (235,481)         (493,018)

Provision for Income Taxes                                 --                --
                                                  ------------------------------      -----------------------------

Net Loss                                          $  (119,889)      $  (441,550)      $  (235,481)      $  (493,018)
                                                  ==============================      ==============================

Net Loss Per Common Share:

Basic                                             $     (0.02)      $     (0.07)      $     (0.04)      $     (0.08)
                                                  ==============================      ==============================

Diluted                                           $     (0.02)      $     (0.07)      $     (0.04)      $     (0.08)
                                                  ==============================      ==============================

Weighted Average Common Shares Outstanding:

Basic                                               6,923,701         5,888,076         6,590,678         5,872,861
                                                  ==============================      ==============================

Diluted                                             6,923,701         5,888,076         6,590,678         5,872,861
                                                  ==============================      ==============================

--------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                                       4



ACE MARKETING & PROMOTIONS, INC.
====================================================================================
Condensed Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                                    2006            2005
------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                                $(235,649)      $(493,018)
                                                          --------------------------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                           2,101           2,609
      Stock-based payments                                   64,314         476,692
      Changes in operating assets and liabilities:
       (Increase) decrease in operating assets:
         Accounts receivable                                 58,405        (144,105)
         Prepaid expenses and other assets                    3,025          57,327
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                8,370         (72,593)
         Customer deposits                                  (19,600)             --
                                                          --------------------------
  Total adjustments                                         116,615         319,930
                                                          --------------------------
Net Cash Used in Operating Activities                      (119,034)       (173,088)
                                                          --------------------------

Cash Flows from Financing Activities:
  Proceeds from private placement                                --         126,076
  Payment on notes payable                                       --         (25,000)
                                                          --------------------------
Net Cash Provided by Financing Activities                        --         101,076
                                                          --------------------------

Net Decrease in Cash and Cash Equivalents                  (119,034)        (72,012)
Cash and Cash Equivalents, beginning of period              398,235         566,285
                                                          --------------------------
Cash and Cash Equivalents, end of period                  $ 279,201       $ 494,273
                                                          ==========================

------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                       5

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

The Condensed Balance Sheet as of June 30, 2006, the Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005 and the Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2006, results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2005.

The results of operations and cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION - Revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with Emerging Issue.

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

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

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

As a result of the adoption of FAS 123 (R), the Company's results for the three and six month period ended June 30, 2006 include employee share-based compensation expense totaling approximately $13,000 and $24,500, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


compensation arrangements due to a history of operating losses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the three and six months ended June 30, 2005 totaled $0 and $0, respectively.

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

The weighted average assumptions made in calculating the fair values of options granted during the three and six months ended June 30, 2006 and 2005 are as follows:

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                               2006         2005         2006        2005
                            ------------ ------------ ----------- ------------
                                          Pro forma               Pro Forma

Expected volatility               25.0%        0.00%       25.0%        0.00%
Expected dividend yield              --           --          --           --
Risk-free interest rate           5.02%        2.84%       5.02%        2.38%
Expected term (in years)           5.00         5.00        5.00         9.84

Fair Values                       $0.34       $ 0.13       $0.34        $0.21

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                Three Months
                                                                   Ended       Six Months Ended
                                                               June 30, 2005     June 30,2005
                                                                -----------       -----------
Net loss, as reported                                           $  (441,550)      $  (493,018)

Deduct: Total stock based  compensation expense determined
under the fair value based method for all awards (no tax
effect)                                                                (439)         (181,939)
                                                                -----------       -----------

Pro forma net loss                                              $  (441,989)      $  (674,957)
                                                                ===========       ===========

Net income per share:
   Basic - as reported                                          $     (0.07)      $     (0.08)
   Basic - pro forma                                            $     (0.08)      $     (0.11)

   Diluted - as reported                                        $     (0.07)      $     (0.08)
   Diluted - pro forma                                          $     (0.08)      $     (0.11)




                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

The following table represents our stock options granted, exercised, and forfeited during the quarter ended June 30, 2006:


                                                                         Weighted           Weighted
                                                                          Average           Average           Aggregate
                                                                         Exercise          Remaining          Intrinsic
                                                      Share                Price        Contractual Term        Value
---------------------------------------------- --------------------- ------------------ ----------------- -------------------

Outstanding, beginning of year                         2,777,000         $    1.05
Granted                                                  182,000              2.09
Exercised                                                (37,778)             1.00
Forfeited                                             (1,000,000)             1.00
                                               ---------------------
Outstanding, end of quarter                            1,921,222         $    1.17            6.13            $ 2,077,000
                                               =====================

Options exercisable, end of quarter                    1,057,006         $    1.06            7.30            $ 1,262,000
                                               =====================


On May 31, 2006, an option holder exercised 37,778 options utilizing the cashless exercise provisions and received 20,000 shares of common stock. The options were exercisable at $1.00 per share with a fair market value of $2.125 per share on the date of exercise.

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

5.       LEGAL SERVICES

On April 25, 2006, the Company granted 50,000 ten year non statutory stock options to a law firm in connections with services related to a private placement offering. The options have an exercise price of $0.10 per share and have been valued at $95,000 and are included in deferred offering costs at June 30, 2006.

6.       RELATED PARTY TRANSACTION

On April 10, 2006, the Company granted 40,000 five year non statutory stock options to an entity controlled by two of the officers of the Company, for the purchase of an email list of promotional products professionals and an industry specific search engine. The officers of the Company have waived their right to receive any benefit from the option grant, and the options were granted in the name of the minority shareholders of the related entity. The options have an exercise price of $2.50 per share and the email list and search engine were expensed and have been valued at approximately $18,000 which is included in general and administrative expenses for the periods ended June 30, 2006.

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

                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                    2005              2006              2005              2006
                                                    ----              ----              ----              ----
Revenue                                         $ 1,088,588       $   990,786       $ 2,163,596       $ 1,549,193

Cost of Revenues                                    754,291           682,810         1,529,464         1,040,719
                                                -----------       -----------       -----------       -----------
Gross Profit                                        334,298           307,976           634,131           508,474
Selling, general & Administrative expenses          454,311           749,527           870,484           997,081
                                                -----------       -----------       -----------       -----------
(Loss) from operations                          $  (120,013)      $  (441,551)      $  (236,352)      $  (488,607)
                                                ===========       ===========       ===========       ===========

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005
------------------------------------------------------------------------

We generated revenues of $1,088,588 in the second quarter of 2006 compared to $990,786 in the same three month period ending June 30, 2005. The increase in revenues of $97,802 in 2006 compared to 2005 is primarily due to our utilizing additional sales representations to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenues was $754,291 or 69% of revenues in the second quarter of 2006 compared to $682,810 or 69% of revenues in the same three months of 2005. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $71,481 in 2006 is related to an increase in revenues.

Gross profit was $334,298 in the second quarter of 2006 or 31% of net revenues compared to $307,976 in the same three months of 2005 or 31% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $454,311 in the second quarter of 2006 compared to $749,527 in the same three months of 2005. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $295,216 is primarily due to the decrease in stock based compensation.

Net loss was $(119,889) in the second quarter of 2006 compared to a net loss of $(451,551) for the same three months in 2005. No benefit for income taxes is provided for in 2006 and 2005 due to the full valuation allowance on the net deferred tax assets.

Six months ended June 30, 2006 versus June 30, 2005
---------------------------------------------------

We generated revenues of $2,163,596 in the first half of 2006 compared to $1,549,193 in the same six month period ending June 30, 2005. The increase in revenues of $614,403 in 2006 compared to 2005 is primarily due to our utilizing additional sales representations to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenues was $1,529,464 or 71% of revenues in the first half of 2006 compared to $1,040,719 or 67% of revenues in the same six months of 2005. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $488,745 in 2006 is related to an increase in revenues.

Gross profit was $634,132 in the first half of 2006 or 29% of net revenues compared to $508,474 in the same six months of 2005 or 33% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The decrease in gross profit percentage during the first half of 2006 relates to the mix of product sold and size of orders.

Selling, general, and administrative expenses were $870,4849 in the first half of 2006 compared to $997,081 in the same six months of 2005. Such costs include payroll and related expenses, insurance and rents. The overall decrease of $126,597 is primarily due to the decrease in stock based compensation.


Net loss was $(235,481) in the first half of 2006 compared to a net loss of $(493,018) for the same six months in 2005. No benefit for income taxes is provided for in 2006 and 2005 due to the full valuation allowance on the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $279,201 at June 30, 2006. Cash used by operating activities for the six months ended June 30, 2006 was $(119,034). This resulted primarily from a net loss of $(235,649), an increase in accounts receivable of $(58,405) and a increase in accounts payable and accrued expenses of $8,370 partially offset by prepaid expenses of $3,025 and stock based compensation of $64,314.

The Company had cash and cash equivalents of $494,273 at June 30, 2005. Cash used by operating activities for the six months ended June 30, 2005 was $(173,088). This resulted primarily from a net loss of $(493,018), an increase in accounts receivable of $(144,105) and a decrease in accounts payable and accrued expenses of $(72,593) partially offset by prepaid expenses of $57,327 and stock based compensation of $476,692. Cash provided from financing activities was $126,076 resulting from private a placement of common stock and warrants which netted $95,000 and the conversion of a note payable with accrued interest into common stock of the company at a reduced conversion rate of $1.00 per share, which resulted in the issuance of 31,076 shares of common stock.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our Company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations. As of June 30, 2006, all borrowings from outside investors have been repaid or converted into our company's common stock. We raised net proceeds of $95,000 from the sale of our common stock and warrants to purchase additional common stock in the first quarter of 2005.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, hire additional sales persons, capital expenditures and possible acquisitions. The primary sources of funding for such requirements will be cash generated from operations, raising additional capital from the sale of equity or other securities and borrowings under debt facilities which currently do not exist. We believe that we can generate sufficient cash flow from these sources to fund our operations for at least the next twelve months. We are currently seeking to raise private financing of up to $4,830,000 from the sale of our common stock and warrants as described below. We can provide no assurance that our attempt to raise additional financing will be successful on terms satisfactory to us, if at all.

The Registrant has a plan of financing to sell shares of its unregistered Common Stock at $1.75 per share and to issue Warrants also exercisable at $1.75 per share. This financing is ongoing through a licensed broker/dealer who is a member of the National Association of Securities Dealers, Inc. As of August 16, 2006, the Company has raised gross proceeds of $761,250 and is obligated to issue 435,000 shares of Common Stock and Warrants to purchase 217,500 shares of its Common Stock, exclusive of shares of Common Stock and Warrants to be issued to the Placement Agent. Exemption from registration is claimed under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The aforementioned securities have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The securities being sold pursuant to the plan of financing contain certain registration rights.

ITEM 3.  CONTROLS AND PROCEDURES

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

ITEM 2.           CHANGES IN SECURITIES.

(a) In the three months ended June 30, 2006 there were no sales of unregistered securities, except as follows:

                                                                   CONSIDERATION
                                                                    RECEIVED AND
                                                                   DESCRIPTION OF                          IF OPTION, WARRANT
                                                                   UNDERWRITING OR                           OR CONVERTIBLE
                                                                 OTHER DISCOUNTS TO     EXEMPTION FROM      SECURITY TERMS OF
                                                                   MARKET PRICE OR       REGISTRATION          EXERCISE OR
DATE OF SALE        TITLE OF SECURITY       NUMBER SOLD              CONVERTIBLE            CLAIMED            CONVERSION
-----------------------------------------------------------------------------------------------------------------------------
April 2006             Common stock         50,000 shares        Services rendered;   Section 4(2). A      Options
                       underlying options                        no commissions paid  restrictive legend   exercisable at
                                                                                      appears on each      $.10 per share;
                                                                                      certificate          immediately
                                                                                                           exercisable;
                                                                                                           expire April 25,
                                                                                                           2016; contain
                                                                                                           cashless exercise
                                                                                                           provisions.

         (b) Rule 463 of the Securities Act is not applicable to the Company.
         (c) In the three months ended June 30, 2006 there were no repurchases by the Company of its Common Stock.

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

Exhibit
Number            Description
------            -----------
3.1               Articles of Incorporation filed March 26, 1998 (1)
3.2               Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3               Amendment to Articles of Incorporation approved by
                  stockholders on February 9, 2005(1)
3.4               Amended By-Laws (1)
10.1              Letter Employment Agreement - Michael Trepeta (2)
10.2              Letter Employment Agreement - Dean Julia (2)
10.3              Amendment to Employment Agreement - Michael Trepeta (3)
10.4              Amendment to Employment Agreement - Dean L. Julia (3)
11.1              Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1              Code of Ethics/Code of Conduct (3)
31.1              Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
                  (5)
31.2              Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
                  (5)
32.1              Chief Executive Officer Section 1350 Certification (5)
32.2              Chief Financial Officer Section 1350 Certification (5)
99.1              2005 Employee Benefit and Consulting Services Compensation
                  Plan(2)
99.2              Form of Class A Warrant (2)
99.3              Form of Class B Warrant (2)
99.4              Amendment to 2005 Plan (4)
99.5              Release - 2006 Second Quarter Results of Operations (5)
_____________

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

                                              ACE MARKETING & PROMOTIONS, INC.



Date: August 21, 2006                         By: /s/ Dean L. Julia
                                                  ------------------------------
                                                  Dean L. Julia,
                                                  Chief Executive Officer


Date: August 21, 2006                         By: /s/ Sean McDonnell
                                                  ------------------------------
                                                  Sean McDonnell,
                                                  Chief Financial Officer