Form 10QSB/A
period 2006-06-30
ACE MARKETING & PROMOTIONS INC
filed 2006-08-22
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________


                                   FORM 10-QSB/A
                            _________________________


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

                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                    2006              2005              2006             2005
                                                    ----              ----              ----              ----
Revenue                                         $ 1,088,588       $   990,786       $ 2,163,596       $ 1,549,193

Cost of Revenues                                    754,291           682,810         1,529,464         1,040,719
                                                -----------       -----------       -----------       -----------
Gross Profit                                        334,298           307,976           634,131           508,474
Selling, general & Administrative expenses          454,311           749,527           870,484           997,081
                                                -----------       -----------       -----------       -----------
(Loss) from operations                          $  (120,013)      $  (441,551)      $  (236,352)      $  (488,607)
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

                                              ACE MARKETING & PROMOTIONS, INC.



Date: August 22, 2006                         By: /s/ Dean L. Julia
                                                  ------------------------------
                                                  Dean L. Julia,
                                                  Chief Executive Officer


Date: August 22, 2006                         By: /s/ Sean McDonnell
                                                  ------------------------------
                                                  Sean McDonnell,
                                                  Chief Financial Officer