Form 10QSB
period 2006-09-30
ACE MARKETING & PROMOTIONS INC
filed 2006-11-13
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-QSB
                            -------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                        COMMISSION FILE NUMBER: 000-51160


                        ACE MARKETING & PROMOTIONS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


          NEW YORK                                         11-3427896
  (State of jurisdiction                               (I.R.S. Employer
     of Incorporation)                                 Identification No.)

                                457 ROCKAWAY AVE.
                             VALLEY STREAM, NY 11581
                    (Address of principal executive offices)

                                 (516) 256-7766
                         (Registrant's telephone number)

                                 NOT APPLICABLE
      (Former name, address and fiscal year, if changed since last report)

                            -------------------------

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

                                 Yes [ ] No [X]

As of November 6, 2006, the registrant had a total of 8,028,363 shares of Common Stock outstanding, after giving effect to the issuance of an aggregate of 1,091,255 shares of Common Stock issued in connection with a recently completed private placement offering as described herein under "Item 2 - 2006 Financing,."

                        ACE MARKETING & PROMOTIONS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheet as of September 30, 2006                3

             Condensed Statements of Operations for the Three and
               Nine Months Ended September 30, 2006 and 2005                 4

             Condensed Statements of Cash Flows for the nine Months
               Ended September 30, 2006 and September  30, 2005              5

             Notes to Condensed Financial Statements                         6

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10

   Item 3.   Controls and Procedures                                        14

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                              15

   Item 2.   Changes in Securities                                          15

   Item 3.   Defaults Upon Senior Securities                                15

   Item 4.   Submissions of Matters to a Vote of Security Holders           15

   Item 5.   Other Information                                              15

   Item 6.   Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                  17

                          PART I. FINANCIAL INFORMATION

                                                         ACE MARKETING & PROMOTIONS, INC.

CONDENSED BALANCE SHEET (UNAUDITED)
-----------------------------------------------------------------------------------------
SEPTEMBER 30, 2006
-----------------------------------------------------------------------------------------

ASSETS

Current Assets:
   Cash and cash equivalents                                                  $ 1,299,928
   Accounts receivable, net of allowance for doubtful accounts of $10,000         772,455
   Prepaid expenses and other current assets                                       89,901
                                                                              -----------
Total Current Assets                                                            2,162,284

Property and Equipment, net                                                        17,949
Other Assets                                                                        5,492
                                                                              -----------
Total Assets                                                                  $ 2,185,725
                                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                           $   439,802
   Accrued expenses                                                               114,680
                                                                              -----------
Total Current Liabilities                                                         554,482
                                                                              -----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.0001 par value; 25,000,000 shares
     authorized 7,838,683 shares issued and outstanding                               784
   Preferred stock $.0001 par value: 500,000 shares
     authorized no shares outstanding                                                  --
   Additional paid-in capital                                                   2,933,719
   Accumulated deficit                                                         (1,303,260)
                                                                              -----------
Total Stockholders' Equity                                                      1,631,243
                                                                              -----------
Total Liabilities and Stockholders' Equity                                    $ 2,185,725
                                                                              ===========


-----------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                            3


                                                                                  ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                        2006             2005            2006             2005
------------------------------------------------------------------------------------------------------------------

Revenues, net                                       $ 1,357,655      $   750,957      $ 3,521,251      $ 2,300,150
Cost of Revenues                                        918,632          477,466        2,448,096        1,518,185
                                                    -----------      -----------      -----------      -----------
   Gross Profit                                         439,023          273,491        1,073,155          781,965
                                                    -----------      -----------      -----------      -----------

Operating Expenses:
   Selling, general and administrative expenses         459,791          313,066        1,330,275        1,310,147
                                                    -----------      -----------      -----------      -----------
Total Operating Expenses                                459,791          313,066        1,330,275        1,310,147
                                                    -----------      -----------      -----------      -----------

Net (Loss) from Operations                              (20,768)         (39,575)        (257,120)        (528,182)
                                                    -----------      -----------      -----------      -----------

Other Income (Expense):
   Interest expense                                          --               --               --           (4,532)
   Interest income                                        1,482               12            2,353              133
                                                    -----------      -----------      -----------      -----------
Total Other Income (Expense)                              1,482               12            2,353           (4,399)
                                                    -----------      -----------      -----------      -----------

 (Loss) Before Provision for Income Taxes               (19,286)         (39,563)        (254,767)        (532,581)

Provision for Income Taxes                                   --               --               --               --
                                                    -----------      -----------      -----------      -----------

Net Income (Loss)                                   $   (19,286)     $   (39,563)     $  (254,767)     $  (532,581)
                                                    ===========      ===========      ===========      ===========

Net Loss Per Common Share:

   Basic                                            $     (0.00)     $     (0.01)     $     (0.04)     $     (0.09)
                                                    ===========      ===========      ===========      ===========

   Diluted                                          $     (0.00)     $     (0.01)     $     (0.04)     $     (0.09)
                                                    ===========      ===========      ===========      ===========

Weighted Average Common Shares Outstanding:

   Basic                                              7,389,442        5,888,076        6,859,859        5,877,988
                                                    ===========      ===========      ===========      ===========

   Diluted                                            7,389,442        5,888,076        6,859,859        5,877,988
                                                    ===========      ===========      ===========      ===========


------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                                     4


                                                      ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                              2006             2005
--------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net loss                                              $  (254,767)     $  (532,581)
                                                         -----------      -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                               3,151            3,913
   Stock-based payments                                       87,135          481,786
   Changes in operating assets and liabilities:
      (Increase) decrease in operating assets:
         Accounts receivable                                 (61,399)         (29,057)
         Prepaid expenses and other assets                   (48,619)          31,144
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                73,522          (77,761)
         Customer deposits                                   (98,000)              --
                                                         -----------      -----------
   Total adjustments                                         (44,210)         410,025
                                                         -----------      -----------
Net Cash Used in Operating Activities                       (298,977)        (122,556)
                                                         -----------      -----------

Cash Flows from Financing Activities:
   Proceeds from private placement, net                    1,200,670          126,076
   Payment on notes payable                                       --          (25,000)
                                                         -----------      -----------
Net Cash Provided by Financing Activities                  1,200,670          101,076
                                                         -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents         901,693          (21,480)
Cash and Cash Equivalents, beginning of period               398,235          566,285
                                                         -----------      -----------
Cash and Cash Equivalents, end of period                 $ 1,299,928      $   544,805
                                                         ===========      ===========


-------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                        5


                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

The Condensed Balance Sheet as of September 30, 2006, the Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and the Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2006, results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2005.

The results of operations and cash flows for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

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

As a result of the adoption of FAS 123(R), the Company's results for the three and nine month period ended September 30, 2006 include employee share-based compensation expense totaling approximately $12,000 and $37,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the three and nine months ended September 30, 2005 totaled $0 and $0 respectively.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

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

The weighted average assumptions made in calculating the fair values of options granted during the three and nine months ended September 30, 2006 and 2005 are as follows:

                               Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                                2006         2005           2006        2005
                            ------------ ------------   ----------- ------------
                                          Pro forma                  Pro Forma

Expected volatility                  --       25.00%         25.0%        1.00%
Expected dividend yield              --           --            --           --
Risk-free interest rate              --        3.49%         5.02%        2.41%
Expected term (in years)             --         5.00          5.00         9.79

Fair Values                          --       $ 0.20         $0.34        $0.16

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                   Three Months     Nine Months
                                                      Ended            Ended
                                                  September 30,    September 30,
                                                      2005             2005
                                                  ------------     ------------

Net loss, as reported                              $  (39,563)     $  (532,581)

Deduct: Total stock based compensation expense
  determined under the fair value based method
  for all awards (no tax effect)                            0         (181,939)
                                                  ------------     ------------

Pro forma net loss                                $   (39,563)     $  (714,520)
                                                  ============     ============

Net income per share:
   Basic - as reported                             $    (0.01)     $     (0.09)
   Basic - pro forma                               $    (0.01)     $     (0.12)

   Diluted - as reported                           $    (0.01)     $     (0.09)
   Diluted - pro forma                             $    (0.01)     $     (0.12)

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

The following table represents our stock options granted, exercised, and forfeited during the quarter ended September 30, 2006:

                                                                                           Weighted
                                                                         Weighted          Average
                                                                          Average          Remaining          Aggregate
                                                                         Exercise         Contractual         Intrinsic
                                                      Share                Price              Term              Value
---------------------------------------------- --------------------- ------------------ ----------------- -----------------

Outstanding, beginning of year                         2,777,000         $    1.05
Granted                                                  182,000              2.09
Exercised                                                (37,778)             1.00
Forfeited                                             (1,000,000)             1.00
                                               ---------------------
Outstanding, end of quarter                            1,921,222         $    1.17            6.13            $ 2,077,000
                                               =====================

Options exercisable, end of quarter                    1,130,464         $    1.07            7.14            $ 1,338,000
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

5.       PRIVATE PLACEMENT

During the nine months ended September 30, 2006 the Company raised proceeds of $1,200,670 (net of expenses of $202,080) from the sale of 13.36 Units. Each Unit consisted of 60,000 shares of the Company's Common Stock and Class C Warrants to purchase 30,000 shares of Common Stock at an offering price of $105,000 per Unit. The Class C Warrants are exercisable at $1.75 per share at anytime from the date of issuance through the earlier of June 30, 2009 or the redemption date of the Class C Warrants, whichever is earlier. In addition, through September 30, 2006, the Company issued 100,000 shares to the placement agent in connection with the offering.

In connection with the offering, the Company granted 50,000 ten year non statutory stock options to a law firm for legal services The options have an exercise price of $0.10 per share and have been valued at $95,000 and were netted against the proceeds of the offering at September 30, 2006.

6.       RELATED PARTY TRANSACTION

On April 10, 2006, the Company granted 40,000 five year non statutory stock options to an entity controlled by two of the officers of the Company, for the purchase of an email list of promotional products professionals and an industry specific search engine. The officers of the Company have waived their right to receive any benefit from the option grant, and the options were granted in the name of the minority shareholders of the related entity. The options have an exercise price of $2.50 per share and the email list and search engine were expensed and have been valued at approximately $18,000, which is included in general and administrative expenses for the period ended September 30, 2006.

7.       MAJOR CUSTOMER

For the nine months ended September 30, 2006, sales from one customer approximated 26.7% of total sales.

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

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-QSB. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-QSB are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition,
(b) possible loss of customers, and (c) the company's ability to attract and retain key personnel, (d) The Company's ability to manage other risks, uncertainties and factors inherent in the business and otherwise discussed in this 10-QSB and in the Company's other filings with the SEC. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                     September 30,
                                                  2006              2005             2006             2005
                                               -----------      -----------      -----------      -----------
Revenue                                        $ 1,357,655      $   750,957      $ 3,521,251      $ 2,300,150

Cost of Revenues                                   918,632          477,466        2,448,096        1,518,185
                                               -----------      -----------      -----------      -----------
Gross Profit                                       439,023          273,491        1,073,527          781,965
Selling, general & Administrative expenses         459,791          313,066        1,330,275        1,310,147
                                               -----------      -----------      -----------      -----------
(Loss) from operations                             (20,768)         (39,575)        (257,120)        (528,182)
                                               ===========      ===========      ===========      ===========

Three Months Ended September 30, 2006 versus Three Months Ended September 30,
-----------------------------------------------------------------------------
2005
----

We generated revenues of $1,357,655 in the third quarter of 2006 compared to $750,957 in the same three month period ending September 30, 2005. The increase in revenues of $606,698 in 2006 compared to 2005 is primarily due to our utilizing additional sales representations to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenues was $918,632 or 68% of revenues in the third quarter of 2006 compared to $477,466 or 64% of revenues in the same three months of 2005. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $441,166 in 2006 is related to an increase in revenues.

Gross profit was $439,023 in the third quarter of 2006 or 32% of net revenues compared to $273,491 in the same three months of 2005 or 36% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $459,791 in the third quarter of 2006 compared to $313,066 in the same three months of 2005. Such costs include payroll and related expenses, insurance and rents. The overall increase of $146,725 is primarily due to the increase in stock based compensation and an increase in salaries.

Net loss was $(20,768) in the third quarter of 2006 compared to a net loss of $(39,575) for the same three months in 2005.

The third quarter net loss for 2006 includes stock based payments (non-cash) of $22,821 as compared to $5,094 for the comparable period of 2005. No benefit for income taxes is provided for in 2006 and 2005 due to the full valuation allowance on the net deferred tax assets.

Nine months ended September 30, 2006 versus September 30, 2005
--------------------------------------------------------------

We generated revenues of $3,521,251 in the first nine months of 2006 compared to $2,300,150 in the same nine month period ending September 30, 2005. The increase in revenues of $1,221,101 in 2006 compared to 2005 is primarily due to our utilizing additional sales representations to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenues was $2,448,096 or 70% of revenues in the first nine months of 2006 compared to $1,518,185 or 66% of revenues in the same nine months of 2005. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $929,911 in 2006 is related to an increase in revenues.

Gross profit was $1,073,155 in the first nine months of 2006 or 30% of net revenues compared to $781,965 in the same nine months of 2005 or 34% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The decrease in gross profit percentage during the first nine months of 2006 relates to the mix of product sold and size of orders.

Selling, general, and administrative expenses were $1,330,275 in the first nine months of 2006 compared to $1,310,147 in the same nine months of 2005. Such costs include payroll and related expenses, insurance and rents. The overall increase of $20,127 is primarily due to the increase in salaries.

Net loss was $(257,120) in the first nine months of 2006 compared to a net loss of $(528,182) for the same nine months in 2005. The first nine months of 2006 include stock based payments (non-cash) of $87,135 as compared to $481,786 for the comparable period of the prior year. No benefit for income taxes is provided for in 2006 and 2005 due to the full valuation allowance on the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES


The Company had cash and cash equivalents of $1,299,928 at September 30, 2006. Cash used by operating activities for the nine months ended September 30, 2006 was $(298,977). This resulted primarily from a net loss of $(254,767), an increase in accounts receivable of $(61,399) and a increase in accounts payable and accrued expenses of $73,522 partially offset by customer deposits of $(98,000) and stock based compensation of $87,135.

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

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, hire additional sales persons, capital expenditures and possible acquisitions. The primary sources of funding for such requirements will be cash generated from operations, raising additional capital from the sale of equity or other securities and borrowings under debt facilities which currently do not exist. We believe that we can generate sufficient cash flow from these sources to fund our operations for at least the next fifteen months. In the event we should need additional financing, we can provide no assurances that we will be able to obtain financing on terms satisfactory to us, if at all.

2006 Financing
--------------

We recently engaged Brookshire Securities Corporation, a licensed broker-dealer and member of the NASD, to act as Placement Agent to raise financing for our company through the sale of our unregistered securities solely to "accredited investors" as defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended.

Pursuant to the offering, we raised gross proceeds of $1,665,250 from the sale of Units. Each Unit consisted of 60,000 shares of our Common Stock and Class C Warrants to purchase 30,000 shares of Common Stock at an offering price of $105,000 per Unit. We had the right to sell fractional Units, but not fractional shares or fractional Class C Warrants. The Class C Warrants are exercisable at $1.75 per share at anytime from the date of issuance through the earlier of June 30, 2009 or the redemption date of the Class C Warrants, whichever is earlier.

Each Class C Warrant may be redeemed by us at a redemption price of $.001 per Warrant, on at least 30 days prior written notice (the "Redemption Date'), at anytime after the average closing sales price of our Common Stock as reported in the Over-the-Counter Market OTC Electronic Bulletin Board, NASDAQ or if listed on a national securities exchange, equals or exceeds $3.00 per share for a period of 20 consecutive trading days ending within 10 days prior to the date of the notice of redemption is mailed or otherwise delivered by us to each holder of Class C Warrants.

All investors who purchased Units in the Offering have the following additional rights:

         o LIQUIDATED DAMAGES RELATING TO REGISTRATION STATEMENT - We have agreed to file a Registration Statement with the SEC within 60 days (automatically extended to 120 days if we have executed an agreement to acquire the stock or assets of another promotional product distributor) after the final closing date of the Offering (i.e. October 30, 2006), to provide for the resale by purchasers of Units of the shares of Common Stock and the Warrant Shares issuable upon exercise of the Class C Warrants under the Securities Act. We have agreed to use our best efforts to have the Registration Statement declared effective as soon as possible after filing and we have agreed to obtain an effective Registration Statement within 210 days after the final closing date of the Offering (i.e. October 30, 2006), subject to a 30-day extension if the Registration Statement receives a "full review" from the Commission. These intervals would be extended by 30 days if fiscal year end audited financial statements would be required, and which were not issued prior to the closing. If the Registration Statement is not effective within the aforementioned time parameters, we will pay liquidated damages in cash or, at our discretion, in Common stock (based upon the fair market value of our Common Stock) equal to 1% of the amount invested to each investor for each subsequent 30-day period that we fail to have an effective Registration Statement, up to a maximum of 9%. In the event the SEC establishes policy preventing the use of or prohibiting the effectiveness of a registration statement, and the Registration Statement is still pending with liquidated damages accruing, we shall be responsible for said damages up to the date of the policy change. We have agreed to use our best efforts to maintain the effectiveness of the registration statement until the earlier of five years from the final closing date of the Offering or until the Shares and Warrant Shares may be sold pursuant to provisions of Rule 144(k) without volume limitations. Any registration costs (other than costs of counsel to subscribers or commissions related to the sales of the Shares and Warrant Shares) will be paid by us.

         o ANTI-DILUTION PROTECTION - In the event we seek to raise money on a capital raise transaction during the period commencing on October 30, 2006 and terminating on the earlier of 24 months from that date or 12 months from the initial effective date of the Registration Statement (the "Covered Period") and we sell shares of our Common Stock or issue options or warrants at a price below $1.75 per share during the Covered Period, the investors in the Offering will have the following anti-dilution protection during the Covered Period:

                           "MOST FAVORED NATION PROVISION" - Purchasers of Units sold by the Company during the Covered Period may elect at the time of each capital raise transaction by us to exchange their unsold Units multiplied by $105,000 per Unit in exchange for an equivalent amount of our securities offered in any new capital raise transaction based upon the new terms offered by us. A capital raise transaction shall not include the issuance of securities to officers, directors, employees, advisors or consultants or securities issued in connection with acquisitions, consolidations or mergers."

Pursuant to the Offering, we sold 951,575 shares of our Common Stock and Class C Warrants to purchase 475,788 shares of our Common Stock. We also issued to the Placement Agent 139,680 shares of Common Stock and five-year Warrants to purchase 95,160 shares of Common Stock exercisable at $1.00 per share. Exemption from registration is claimed under Rule 506 of Regulation d promulgated under
Section 4(2) of the Securities Act.


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

ITEM 2.  CHANGES IN SECURITIES.

(a) Between July 1, 2006 and October 31, 2006, there were no sales of unregistered securities, except as follows:

                                                                 CONSIDERATION
                                                                 RECEIVED AND
                                                                 DESCRIPTION OF                            IF OPTION, WARRANT
                                                                 UNDERWRITING OR                           OR CONVERTIBLE
                                                                 OTHER DISCOUNTS TO   EXEMPTION FROM       SECURITY, TERMS OF
                                                                 MARKET PRICE OR      REGISTRATION         EXERCISE OR
DATE OF SALE           TITLE OF SECURITY    NUMBER SOLD          CONVERTIBLE          CLAIMED              CONVERSION
---------------------- -------------------- -------------------- -------------------- -------------------- --------------------
July  -  October       Common Stock and     951,575  shares      $1,665,250 gross           Rule 506       For a description
2006                   Class C              475,788  warrants    proceeds received;                        of Class C
                       Warrants                                  12% of gross                              Warrants and
                                                                 proceeds paid to                          Placement Agent
                                                                 Brookshire                                Warrants, see 2006
                                                                 Securities plus                           Financing.
                                                                 $30,000 legal
                                                                 expenses, 100,000
                                                                 shares of Common
                                                                 Stock and
                                                                 Placement Agent
                                                                 Warrants to
                                                                 purchase 139,680
                                                                 shares.

(b) Rule 463 of the Securities Act is not applicable to the Company.
(c) In the three months ended September 30, 2006 there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Not applicable.

ITEM 5.  OTHER INFORMATION:

The Company has outstanding Class A Common Stock Purchase Warrants to purchase an aggregate of 737,000 shares of Common Stock, exercisable at $2.00 per share. The expiration date of the Class A Warrants has been extended to the close of business on January 3, 2007.

ITEM 6.  EXHIBITS:

          Except for the exhibits listed below as filed herewith or unless Otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).

Exhibit
Number        Description
------        -----------
3.1           Articles of Incorporation filed March 26, 1998 (1)
3.2           Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3           Amendment to Articles of Incorporation approved by stockholders on
              February 9, 2005(1)
3.4           Amended By-Laws (1)
10.1          Letter Employment Agreement - Michael Trepeta (2)
10.2          Letter Employment Agreement - Dean Julia (2)
10.3          Amendment to Employment Agreement - Michael Trepeta (3)
10.4          Amendment to Employment Agreement - Dean L. Julia (3)
11.1          Statement re: Computation of per share earnings. See Statement of
              Operations and Notes to Financial Statements
14.1          Code of Ethics/Code of Conduct (3)
31.1          Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (5)
31.2          Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (5)
32.1          Chief Executive Officer Section 1350 Certification (5)
32.2          Chief Financial Officer Section 1350 Certification (5)
99.1          2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2          Form of Class A Warrant (2)
99.3          Form of Class B Warrant (2)
99.4          Amendment to 2005 Plan (4)
99.5          Release - 2006 Third Quarter Results of Operations (5)
99.6          Form of Class C Warrant (5)

-------------

(1) Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.

(2) Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.

(3) Incorporated by reference to Form 10-KSB for fiscal year ended December 31, 2005.

(4) Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005 for the quarter ended September 30, 2005.

(5)      Filed herewith.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACE MARKETING & PROMOTIONS, INC.



Date: November 13, 2006                     By: /s/ Dean L. Julia
                                                --------------------------------
                                                Dean L. Julia,
                                                Chief Executive Officer


Date: November 13, 2006                     By: /s/ Sean McDonnell
                                                --------------------------------
                                                Sean McDonnell,
                                                Chief Financial Officer