Form 10KSB
period 2006-12-31
ACE MARKETING & PROMOTIONS INC
filed 2007-03-19
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

{X}             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                        COMMISSION FILE NUMBER: 000-51160

                        ACE MARKETING & PROMOTIONS, INC.
            --------------------------------------------------------
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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: COMMON STOCK, $.0001 PAR VALUE

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

State issuer's revenues for its most recent fiscal year: $4,506,807.

As of March 1, 2007, the number of shares held by non-affiliates was approximately 3,800,000 shares. The approximate market value based on the last sale (i.e. $1.76 per share as of March 1, 2007) of the Company's Common Stock was approximately $6,688,000.

The number of shares outstanding of the Registrant's Common Stock, as of March 1, 2007 was 8,028,363.

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

COMPANY HISTORY

      We have been in business since 1998. We have grown our business through internal growth without acquisitions and without us having the benefits of any trademarks, patents, service marks, franchises, concessions, royalty agreements or labor contracts. Our growth has been achieved through cash flow from operations and the private sale of our restricted common stock. See "Notes to Consolidated Financial Statements" for additional information on the sale of our common stock during the last three years.

THE MARKET

      There are thousands of different types and styles of promotional products. In many cases, it is even possible to obtain custom items that are not found in any catalog. According to The Counselor - State of the Industry 2006 Survey, which is available online at no cost to the public at www.thecounselor.net, the most popular promotion products sold in 2005 were the following:

      o     wearables;
      o     writing instruments;
      o     glassware and ceramics;
      o     desk/office/business accessories;
      o     calendars;
      o     recognition awards/trophies; and
      o     magnets.

MARKET SIZE

      According to the Promotional Products Association International, which is available online at no cost to the public at www.ppai.com/MediaInformation/Industry/Statistics/SalesVolumeEstimates/, promotional product distributor's sales were $5.13 billion in 1991, with steady increases in sales until they reached $17.85 billion in 2000. Promotional Product sales then declined to $16.55 billion in 2001, $15.63 billion in 2002, increased to $16.34 billion in 2003, to $17.3 billion in 2004 and to $18.01 in 2005. A revitalized economy, increased competition in the marketplace, and a trend toward integrated and targeted marketing strategies has contributed to this growth. Integrated marketing campaigns involve not only advertising, but also sales promotions, internal communications, public relations, and other disciplines. The objectives of integrated marketing are to promote products and services, raise employee awareness, motivate personnel, and increase productivity through a wide array of methods including extensive use of promotional products.

DISTRIBUTORS

      According to the Promotional Products Association International, which is available online at no cost to the public at www.ppai.com/MediaInformation/ Instustry/Statatistics/SalesVolumeEstimates/, with no single company dominating the market, the promotional products industry is highly fragmented with 20,350 distributors in the industry with revenues of less than $2.5 million and 947 distributors with revenues of $2.5 million or more. According to The Counselor - State of the Industry 2006 Survey, the top ten distributors in our industry are believed to have sales of between $113.8 million and $229 million for 2005. Corporate Express Promotional Marketing, Wearguard-Crest Co., Proforma Inc., Group II Communications and American Identity are the top five distributors with 2005 sales of $229 million, $224 million, $202 million, $186 million and 180 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

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

OUR CUSTOMERS - CHOOSING US AS YOUR RIGHT DISTRIBUTOR

      Most of our promotional products bear our customers' corporate name and are a reflection of their corporate image. The events they use these items for are of the utmost importance. If they go with another distributor who gives them run of the mill ideas possibly at a lower cost, a poor quality product with inferior quality decoration and/or the goods arrive late, then they quickly realize there should be other factors that determine which distributor they should be working with. We presently have over 500 customer accounts ranging from fortune 500 companies to local schools and small businesses. A customer account is a person or entity who has purchased promotional products from us in the past on a non-exclusive basis and may or may not purchase from us additional promotional products in the future. No customer has accounted for more than 10% of sales during the past three years. Our customer base grows mainly through business and personal referrals and the efforts of our sales representatives. Generally our customers do not actively seek distributors to bid on their projects. There are many reasons why our customers may work with us over another distributor. The average buyer first believes that price is the sole issue with the lowest bidding distributor on a project obtaining the business. Once they gain more experience and understand the difficulties in processing and fulfilling an order on time and correctly, they generally analyze the rationale on how they choose a distributor differently. Although pricing is important to our customers, they also count on our dependability, creativity and efficiency In this regard, we recently agreed to develop an online store for one of the fastest growing privately held hospices in the United States to consolidate the customer's purchasing from us for its multiple locations across the country.

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

OUR STRATEGY

      Our objective is to be a leading full service advertising specialties and promotional products company. Key elements of our strategy are:

      o CREATING AWARENESS OF OUR PRODUCTS, SERVICES AND FACILITIES. We have been in business since March 1998. Our revenues are derived from existing customers and new customers through word of mouth recommendations, attendance at trade shows, our sales representatives and advertising and promotion in trade journals.

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

      o MAINTAIN A COMPETITIVE GROSS PROFIT PERCENTAGE ON ALL SALES ORDERS. In 2006, 2005 and 2004, our gross profit percentage was 31.3%, 32.1% and 29% , respectively. According to The Counselor - State of the Industry 2006 Survey, the average reported gross profit margin for distributors during 2000 through 2005 ranged from 32.5% to 33.8%.

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

SALES AND MARKETING

      Our revenues are derived from existing customers and new customers through word of mouth recommendations, attendance at trade shows, our sales representatives and advertising and promotion in trade journals. Except primarily our two executive officers, our sales representatives receive commissions and are not paid a salary. They work at their own location or at our facility and may sell products on behalf of other companies. We encourage our sales representatives to sell promotion products for us on the basis of sales incentives which include competitive commissions and appropriate sales support and research which is provided in-house by our employees. In the future, we intend to offer stock and/or stock options as part of their incentive programs.

      Our website is www.Acemarketing.net. Our website is utilized for multiple purposes, including providing information to potential customers who want to learn about us and research our available product line.

TECHNOLOGY

      Technology affects most industries, and specifically the internet, which enables many capabilities and opportunities for cost savings. Sales of promotional products are often catalog-based. The cost of producing and mailing a catalog can be high. Placing a catalog on a website takes less manpower to maintain and less money to update and distribute new versions Additionally, integrating the catalog with the order processing system can save time and money in placing and filling orders, also eliminating manual errors.

      The proliferation of open architecture software and hardware makes an increasing number of systems available for automating processes and integrating back office systems. By doing this, we reduce support requirements and further enhance margins. Additionally, the ability to provide more direct support to our sales force has led to increased retention of our sales team.

POSSIBLE GROWTH THROUGH ACQUISITIONS

      As a result of the fact that about 20,000 of the estimated 21,000 distributors are doing $2.5 million or less in annual sales in our estimated $17.85 billion annual industry, we believe the environment for growth and consolidation in the promotional products industry is appealing, and that we would like to take advantage of this if a satisfactory opportunity arises. There are some issues that our company must address to be successful. The main issues are motivating previous owners, retaining sales people, and integrating operations.

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

      In February 2007, we entered into a letter of intent to acquire the customer lists and intangible assets of Bright Ideas Marketing & Promotions, Inc. The anticipated purchase price is estimated at $380,000 to be paid one-half in cash and one-half in our restricted Common Stock, subject to adjustment. In connection with said acquisition, we intend to enter into three-year employment contracts with two key employees and owners of Bright Ideas. We can provide no assurances that our acquisition of the customer lists and other intangible assets of Bright Ideas will be completed. For 2006, Bright Ideas had approximately $1,000,000 in gross sales and $380,000 in gross profit (unaudited). As of the date hereof, there is no other agreement to acquire any other company or distributor and there can be no assurances given that our plans will be realized to grow through acquisitions of one or more distributors or, if successful, that any acquisitions can be profitably integrated into our company's operations.

JOINT VENTURE WITH ATRIUM ENTERPRISES

      We have entered into a Joint Venture Agreement with Atrium Enterprises, a leader in the motivational, incentive and rewards industry, whereby we have received the exclusive rights to market and sell a customized version of Atriums technology platform called, WWW.EXPERIENCETHEREWARDS.COM. In addition, Atrium will provide its sales services to us on an exclusive basis in our business that will consist of selling promotional products, print sales and the like to Atrium's clients. In this respect, Ace has received its first sales order through Atrium which was in excess of $400,000.

      Atrium has agreed to develop a fully functional customized "Points Banking" platform for us called, "ACE REWARDS". "This platform will allow us to differentiate ourselves from our competition by offering reward points and incentives to all our customers who purchase promotional products through us and to our employees. Atrium will also provide an enhanced Solata marketing and communication module to the platform that would allow us to re-sell this "ACE REWARDS" platform to other entities within the promotional products industry. In addition Atrium agreed to create and introduce a sponsored Mobile Banking Debit Card to Ace Marketing and its customers. Atrium has granted us exclusive sales and marketing rights to both the "ACE REWARD" platform and the Mobile Banking Debit Card within the promotional products industry, and related industry organizations such as ASI and PPAI. For additional information, see "Note 10 to our financial statements."

COMPETITION

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

      According to The Counselor - State of the Industry 2006 Survey, the top ten distributors in our industry are believed to have sales of between $113.8 million and $229 million for 2005. Corporate Express Promotional Marketing, Wearguard-Crest Co., Proforma Inc., Group II Communications and American Identity are the top five distributors with 2005 sales of $229 million, $224 million $202 million, $186.0million and 180.0 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

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

EMPLOYEES

      As of March 1, 2007, we had 12 full time employees, including two executive officers who provide in-house sales, our Chief Financial Officer, two part-time support staff employees and four sales representatives who provide services to us on a non-exclusive basis as independent consultants.

      We have an agreement with Aon Consulting, a division of Aon Corporation, whereby Aon will recruit 50 additional salespeople for Ace over the next 12 months. Aon is seeking to implement a targeted national recruiting campaign to help us attract top producing industry experienced sales talent generating at least $400,000 in annual revenue. While management has confidence in Aon's ability to fulfill its contractual commitment to Ace, we can provide no assurances that Aon will succeed and that we will in turn hire any experienced salespersons that meet our targeted goals pursuant to our agreement with Aon.

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

WE MAY FAIL TO HIRE ADDITIONAL EXPERIENCED SALESPERSONS, EACH OF WHOM HAVE A TRACK RECORD OF GENERATING AT LEAST $400,000 IN ANNUAL REVENUE.

      We have an agreement with Aon Consulting, a division of Aon Corporation, whereby Aon will recruit 50 additional salespeople for Ace over the next 12 months. Aon is seeking to implement a targeted national recruiting campaign to help us attract top producing industry experienced sales talent generating at least $400,000 in annual revenue. While management has confidence in Aon's ability to fulfill its contractual commitment to Ace, we can provide no assurances that Aon will succeed and that we will in turn hire any experienced salespersons that meet our targeted goals pursuant to our agreement with Aon.

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

OUR ACQUISITION OF BRIGHT IDEAS MAY NOT BE COMPLETED.

      In February 2007, we entered into a letter of intent to acquire the customer lists and intangible assets of Bright Ideas Marketing & Promotions, Inc. The anticipated purchase price is estimated at $380,000 to be paid one-half in cash and one-half in our restricted Common Stock, subject to adjustment. In connection with said acquisition, we intend to enter into three-year employment contracts with two key employees and owners of Bright Ideas. We can provide no assurances that our acquisition of the customer lists and other intangible assets of Bright Ideas will be completed pursuant to the aforementioned terms, if at all.

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

      In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of restricted stock pursuant to and in compliance with the provisions of Rule 144 of the Securities Act of 1933 and pursuant to a Registration Statement that became effective on December 21, 2006. Such Registration Statement registers for sale 951,575 outstanding shares and 475,788 shares underlying presently exercisable and outstanding warrants exercisable at $1.75 per share. In general, under Rule 144, a person who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding shares of common stock or the average weekly trading volume in shares during the four calendar weeks immediately prior to such sale. Rule 144 also permits under certain circumstances, the sale of shares without any quantity or other limitation by a person who is not an affiliate of our company and who has satisfied a two-year holding period. Future sales of shares of our common stock made under Rule 144 or otherwise may have an adverse effect on the then prevailing market price, if any, of our common stock.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Since June 9, 2005, our common stock has been traded on the OTC Bulletin Board under the symbol "AMKT." Our common stock trades on a limited basis on the OTC Electronic Bulletin Board in the Over-the-Counter Market. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated (it being understood that prices for the quarter ended June 14, 2005 are for the period June 9 through June 30, 2005).

      Quarters Ended                           High          Low
      -----------------------------------------------------------
      June 30, 2005                           $3.50         $ .50
      September 30, 2005                       2.00           .50
      December 31, 2005                        2.00           .57
      March 31, 2006                           2.25          1.01
      June 30, 2006                            2.99          1.70
      September 30, 2006                       2.75          2.00
      December 31, 2006                        2.25          1.45

      All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

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

      The Company currently has outstanding Class A Warrants to purchase 737,000 shares of Common Stock exercisable at $2.00 per share. The Class A Warrants which were originally scheduled to expire on January 2, 2006 have been extended through March 31, 2007.

      Currently, we have outstanding Class B Warrants to purchase 100,000 shares of our common stock exercisable at a price of $2.00 per share, warrants to purchase 95,160 shares exercisable at $1.00 per share and warrants to purchase 475,788 shares exercisable at $1.75 per share. In the event that all of the warrants are exercised, of which there can be no assurances given, additional shares of common stock will be issued and may be resold pursuant to Rule 144 after a holding period of at least one year. No registration rights were granted in connection with the issuance of said warrants, except for the resale of the 475,788 shares underlying the warrants exercisable at $1.75 per share, which 475,788 shares were registered for resale on December 21, 2006.

      As of March 1, 2007, there were approximately 80 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The Company's transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004.

DIVIDEND POLICY

      We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

      During the year ended December 31, 2006, the Company had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

                                                           CONSIDERATION
                                                           RECEIVED AND
                                                           DESCRIPTION OF
                                                           UNDERWRITING OR                          IF OPTION,
                                                           OTHER DISCOUNTS TO                       WARRANT OR
                                                           MARKET PRICE OR                          CONVERTIBLE
                                                           CONVERTIBLE          EXEMPTION FROM      SECURITY, TERMS
                                                           SECURITY AFFORDED    REGISTRATION        OF EXERCISE OR
DATE OF SALE       TITLE OF SECURITY  NUMBER SOLD          TO PURCHASERS        CLAIMED             CONVERSION
----------------------------------------------------------------------------------------------------------------------
October 2006       Common Stock       951,575  shares;     $1,665,250           Rule 506 of         Warrants to
                                      475,788 warrants     received; $209,830   Regulation D; a     purchase 95,160
                                      issued to            paid to placement    Form D was filed.   shares issued to
                                      investors; 139,680   agent and its                            the placement
                                      shares and 95,160    counsel.                                 agent, which are
                                      warrants issued to                                            exercisable at
                                      the placement                                                 $1.00 per share
                                      agent (1)                                                     and expire June
                                                                                                    30, 2011. Class
                                                                                                    C Warrants
                                                                                                    issued to
                                                                                                    investors are
                                                                                                    exercisable at
                                                                                                    $1.75 per share
                                                                                                    and expire on
                                                                                                    June 30, 2009.
April 2006         Common Stock       50,000 shares        Services rendered;   Section 4(2). A
                   Underlying                              No commissions       restrictive         Options
                   Options                                 Paid                 legend appears on   exercisable at
                                                                                each                $.10 per share;
                                                                                Certificate.        expire April 25,
                                                                                                    2016; contain
                                                                                                    cashless
                                                                                                    exercise
                                                                                                    provisions

--------------
(1) On December 31, 2006, the Company obtained an effective registration statement registering the resale of the 951,575 shares and 475,788 shares of Common Stock issuable upon exercise of a like number of Warrants.

RECENT PURCHASES OF SECURITIES

      During the year ended December 31, 2006, the Company had no repurchases of its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      STOCK BASED COMPENSATION. Prior to January 1, 2006, we accounted for employee stock compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our plans and measured compensation expense for our share-based compensation using the intrinsic value method, that is, as the excess, if any, of the fair market value of the our stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123) and SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148).

      Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS 123(R), using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense for 2006 includes 1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and 2) compensation expense for share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Reference is made to the Notes to Financial Statements for a description of certain recently issued accounting pronouncements.

RESULTS OF OPERATIONS

      The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

------------------------------------ ------------------------------------------
                                                Year Ended December 31
------------------------------------ ------------------------------------------
                                               2006                2005
                                               ----                ----
------------------------------------ --------------------- --------------------
Revenue                              $      4,506,807             3,422,665
------------------------------------ --------------------- --------------------
Cost of Revenues                            3,183,825             2,324,185
------------------------------------ --------------------- --------------------
Gross Profit                                1,322,982             1,098,480
------------------------------------ --------------------- --------------------
Operating Expenses                          1,806,684             1,776,710
------------------------------------ --------------------- --------------------
(Loss) from operations                      (483,702)             (678,230)
------------------------------------ --------------------- --------------------
Net (Loss)                           $      (481,026)      $      (682,538)
------------------------------------ --------------------- --------------------
Net (Loss) per common Share          $          (.07)      $          (.12)
------------------------------------ --------------------- --------------------
Weighted average common Shares
Outstanding                                 7,142,594             5,880,531
------------------------------------ --------------------- --------------------

      We generated revenues of $4,506,807 for 2006 as compared to $3,422,665 for 2005. The 31.7% increase in revenues of $1,084,142 in 2006 compared to 2005 is primarily due to our utilizing additional in-house and independent sales representatives to obtain additional customers.

      Gross profit was $1,322,982 for 2006 as compared to $1,098,480 for 2005. Our gross profit percentage was 29.4% as compared to 32.1% for 2005. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs associated with shipping of merchandise to our customers which are included in costs of revenues and net revenue. Reimbursement of freight costs have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The change in gross profit percentage for fiscal 2006 relates to the mix of product sold and size of orders.

      Operating expenses consisting of selling, general, and administrative expenses were $1,806,684 for 2006 as compared to $1,776,710 for fiscal 2005. Operating costs as a percentage of net revenue was 40.0% for 2006 compared to 51.9% for 2005. Operating expenses in 2006 increased over 2005 by approximately $30,000 or 1.7% primarily due to increased salaries of executive officers.

      Our net loss was $(481,026) for 2006 as compared to $(682,538) for 2005. In 2006, we experienced a reduction in stock based compensation of approximately $380,000, increased gross profit of approximately $225,000 and decreased sales commissions of approximately $62,000, while incurring increased salaries and benefits of approximately $380,000. The foregoing are the primary reasons for our 2006 net loss decreasing by a net amount of approximately $200,000 as compared to 2005.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2006, we had cash and cash equivalents of $1,353,131. We consider highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.

      For 2006, net cash was used in operating activities of $(466,041) substantially due to our net loss of $(481,026), increased by a reduction in customer deposits of $98,000 and partially offset by non-cash stock based compensation of $109,959. For 2006, net cash of $1,420,937 was provided by financing activities due to proceeds from a private placement of our Common Stock and Class C Common Stock Purchase Warrants. During 2005, net cash was used in operating activities of $252,040. This was primarily due to net loss of $(694,809) and an increase in accounts receivable of $408,452, partially offset by a non-cash stock-based compensation charge of $489,421 and increases in liabilities and customer deposits of $211,171 and $98,000, respectively. During 2005, net cash of $11,010 was used in investing activities to purchase property and equipment. During 2005, net cash of $95,000 was provided from financing activities due to the sale of our common stock and warrants.

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

2006 FINANCING

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

      All investors who purchased Units in the Offering have the following additional rights:

      o LIQUIDATED DAMAGES RELATING TO REGISTRATION STATEMENT - We have agreed to file a Registration Statement with the SEC within 60 days (automatically extended to 120 days if we have executed an agreement to acquire the stock or assets of another promotional product distributor) after the final closing date of the Offering (i.e. October 30, 2006), to provide for the resale by purchasers of Units of the shares of Common Stock and the Warrant Shares issuable upon exercise of the Class C Warrants under the Securities Act. We have agreed to use our best efforts to have the Registration Statement declared effective as soon as possible after filing and we have agreed to obtain an effective Registration Statement within 210 days after the final closing date of the Offering (i.e. October 30, 2006), subject to a 30-day extension if the Registration Statement receives a "full review" from the Commission. These intervals would be extended by 30 days if fiscal year end audited financial statements would be required, and which were not issued prior to the closing. If the Registration Statement is not effective within the aforementioned time parameters, we will pay liquidated damages in cash or, at our discretion, in Common stock (based upon the fair market value of our Common Stock) equal to 1% of the amount invested to each investor for each subsequent 30-day period that we fail to have an effective Registration Statement, up to a maximum of 9%. In the event the SEC establishes policy preventing the use of or prohibiting the effectiveness of a registration statement, and the Registration Statement is still pending with liquidated damages accruing, we shall be responsible for said damages up to the date of the policy change. We have agreed to use our best efforts to maintain the effectiveness of the registration statement until the earlier of five years from the final closing date of the Offering or until the Shares and Warrant Shares may be sold pursuant to provisions of Rule 144(k) without volume limitations. Any registration costs (other than costs of counsel to subscribers or commissions related to the sales of the Shares and Warrant Shares) will be paid by us. This Registration Statement was filed in November 2006 and became effective on December 21, 2006.

      o ANTI-DILUTION PROTECTION - In the event we seek to raise money on a capital raise transaction during the period commencing on October 30, 2006 and terminating on the earlier of 24 months from that date or 12 months from the initial effective date of the Registration Statement (the "Covered Period") and we sell shares of our Common Stock or issue options or warrants at a price below $1.75 per share during the Covered Period, the investors will have the following anti-dilution protection during the Covered Period:

            "MOST FAVORED NATION PROVISION - Purchasers of Units sold by the Company during the Covered Period may elect at the time of each capital raise transaction by us to exchange their unsold Units multiplied by $105,000 per Unit in exchange for an equivalent amount of our securities offered in any new capital raise transaction based upon the new terms offered by us. A capital raise transaction shall not include the issuance of securities to officers, directors, employees, advisors or consultants or securities issued in connection with acquisitions, consolidations or mergers."

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

ITEM 7.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

      The report of the Independent Accountants, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-KSB, following this page.

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.
                                  ----------------------------------------------
                                        REPORT ON AUDITS OF FINANCIAL STATEMENTS

                                          YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


CONTENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005                                  PAGES
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Report of Independent Registered Public Accounting Firm                F-1

  Balance Sheets                                                         F-2

  Statements of Operations                                               F-3

  Statement of Stockholders' Equity                                      F-4

  Statements of Cash Flows                                               F-5

  Notes to Financial Statements                                       F-6 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ace Marketing & Promotions, Inc.

We have audited the accompanying balance sheets of Ace Marketing & Promotions, Inc. for the years ended December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Marketing & Promotions, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT.



Melville, New York
February 12, 2007

--------------------------------------------------------------------------------
                                                                             F-1


                                                                                             ACE MARKETING &
                                                                                             PROMOTIONS, INC.

BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                     2006             2005
-------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                $     1,353,131   $       398,235
  Accounts receivable, net of allowance for doubtful accounts of
    $10,000 at December 31, 2006 and 2005, respectively                            721,986           711,056
  Prepaid expenses and other current assets                                         47,683            41,282
                                                                          -----------------------------------
Total Current Assets                                                             2,122,800         1,150,573

Property and Equipment, net                                                         16,899            21,100

Other Assets                                                                         5,492             5,492
                                                                          -----------------------------------
Total Assets                                                               $     2,145,191   $     1,177,165
                                                                          ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                         $       359,518   $       355,475
  Accrued expenses                                                                 137,598           125,485
Customer deposits                                                                        -            98,000
                                                                          -----------------------------------
Total Current Liabilities                                                          497,116           578,960
                                                                          -----------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized;
    none issued                                                                          -                 -
  Common stock, $.0001 par value; 25,000,000 shares authorized;
    8,028,363 and 5,888,076 shares issued and outstanding
    at December 31, 2006 and 2005, respectively                                        803               589
  Additional paid-in capital                                                     3,176,791         1,646,109
  Accumulated deficit                                                           (1,529,519)       (1,048,493)
                                                                          -----------------------------------
Total Stockholders' Equity                                                       1,648,075           598,205
                                                                          -----------------------------------
Total Liabilities and Stockholders' Equity                                 $     2,145,191   $     1,177,165
                                                                          ===================================


-------------------------------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                                        F-2


                                                                                      ACE MARKETING &
                                                                                      PROMOTIONS, INC.

STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                2006                2005
------------------------------------------------------------------------------------------------------

Revenue, net                                                      $     4,506,807     $     3,422,665
Cost of Revenue                                                         3,183,825           2,324,185
                                                                 -------------------------------------
Gross Profit                                                            1,322,982           1,098,480
                                                                 -------------------------------------

Operating Expenses:
  Selling (including stock based compensation of
    $63,280 and $17,533 for the years ended
    December 31, 2006 and 2005, respectively)                             444,192             461,233
  General and administrative (including stock based
    compensation of $46,679 and $471,888 for the
    years ended December 31, 2006 and 2005, respectively)               1,362,492           1,315,477
                                                                 -------------------------------------
Total Operating Expenses                                                1,806,684           1,776,710
                                                                 -------------------------------------

Loss from Operations                                                     (483,702)           (678,230)
                                                                 -------------------------------------

Other Income (Expense):
  Interest expense                                                              -              (4,532)
  Interest income                                                           2,676                 224
                                                                 -------------------------------------
Total Other Income (Expenses)                                               2,676              (4,308)
                                                                 -------------------------------------

Net Loss                                                          $      (481,026)    $      (682,538)
                                                                 =====================================

Net Loss Per Common Share:
  Basic                                                           $         (0.07)    $         (0.12)
                                                                 =====================================
  Diluted                                                         $         (0.07)    $         (0.12)
                                                                 =====================================

Weighted Average Common Shares Outstanding:
  Basic                                                                 7,142,594           5,880,531
                                                                 =====================================
  Diluted                                                               7,142,594           5,880,531
                                                                 =====================================


------------------------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                                 F-3


                                                                                                        ACE MARKETING &
                                                                                                        PROMOTIONS, INC.

Statement of Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005
------------------------------------------------------------------------------------------------------------------------


                                              Total                Common Stock             Additional
                                           Stockholders'  ------------------------------      Paid-in
                                              Equity          Shares          Amount          Capital        (Deficit)
                                          --------------  --------------  --------------  --------------  --------------
Balance, January 1, 2005                   $    665,246       5,757,000    $        576    $  1,030,625    $   (365,955)
Conversion of Note Payable                       31,076          31,076               3          31,073               -
Securities Issued to Private
  Placement Investors, net                       95,000         100,000              10          94,990               -
Issuance of Stock Purchase Warrants
  for Services                                  455,000               -               -         455,000               -
Stock Based Payments                             34,421               -               -          34,421               -
Net Loss                                       (682,538)              -               -               -        (682,538)
                                          --------------  --------------  --------------  --------------  --------------
Balance, at December 31, 2005                   598,205       5,888,076             589       1,646,109      (1,048,493)
Securities Issued to Private
  Placement Investors, net                    1,420,937       1,091,255             109       1,420,828               -
Cashless Exercise of Stock
  Purchase Warrants                                   -       1,029,032             103            (103)              -
Cashless Exercise of Stock Options                    -          20,000               2              (2)              -
Stock Based Payments                            109,959               -               -         109,959               -
Net Loss                                       (481,026)              -               -               -        (481,026)
                                          --------------  --------------  --------------  --------------  --------------
Balance, at December 31, 2006               $ 1,648,075       8,028,363    $        803    $  3,176,791    $ (1,529,519)
                                          ==============  ==============  ==============  ==============  ==============




------------------------------------------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                                                   F-4


                                                                                           ACE MARKETING &
                                                                                           PROMOTIONS, INC.

STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                      2006              2005
-----------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                                              $      (481,026)   $      (682,538)
                                                                       ------------------------------------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                                4,201             5,590
      Allowance for doubtful accounts                                                  -            10,000
      Stock-based compensation                                                   109,959           489,421
      Changes in operating assets and liabilities:
        (Increase) decrease in operating assets:
          Accounts receivable                                                    (10,930)         (408,452)
          Prepaid expenses and other assets                                       (6,401)           24,768
        (Decrease) increase in operating liabilities:
          Accounts payable and accrued expenses                                   16,156           211,171
          Customer deposits                                                      (98,000)           98,000
                                                                       -------------------------------------
  Total adjustments                                                               14,985           430,498
                                                                       -------------------------------------
Net Cash Used in Operating Activities                                           (466,041)         (252,040)
                                                                       -------------------------------------

Cash Flows from Investing Activities:
  Acquisition of property and equipment                                                -           (11,010)
                                                                       -------------------------------------
Net Cash Used in Investing Activities                                                  -           (11,010)
                                                                       -------------------------------------

Cash Flows from Financing Activities:
  Proceeds from private placement, net                                         1,420,937            95,000
                                                                       -------------------------------------
Net Cash Provided by Financing Activities                                      1,420,937            95,000
                                                                       -------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                             954,896          (168,050)
Cash and Cash Equivalents, beginning of year                                     398,235           566,285
                                                                       -------------------------------------
Cash and Cash Equivalents, end of year                                  $      1,353,131   $       398,235
                                                                       =====================================





------------------------------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                                       F-5


                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

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

    COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2006 and 2005, there were no such adjustments required.

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

    The Company places its temporary cash investments with high credit quality financial institutions. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2006 and 2005.

    CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

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

    ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2006 and 2005 approximated $500 and $6,100, respectively.

    SHARE-BASED COMPENSATION - Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Therefore, the Company measured compensation expense for its share-based compensation using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123) and SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS
    148).

    Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED PAYMENT, using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense for 2006 includes, (1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and, (2) compensation expense for share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

    PRO FORMA FINANCIAL INFORMATION - For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net income and earnings per common share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation (except loss per share data):

    YEAR ENDED DECEMBER 31, 2005
    ----------------------------------------------------------------------------

    Net Loss, as reported                                        $     (682,538)
    Add:
      Stock based employee compensation expense
        included in reported net loss                                         -
    Deduct:
      Total stock based employee compensation expense
        determined under fair value based method                       (219,135)
                                                                 ---------------
    Pro Forma Net Loss                                           $     (901,673)
                                                                 ===============
    Loss Per Share:
      Basic and Diluted - as reported                            $         (.12)
                                                                 ===============
      Basic and Diluted - Pro forma                              $         (.15)
                                                                 ===============

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

    INCOME TAXES - Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities for which income tax or tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets, if it is more likely, than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, accounts receivables and accounts payable, reflected in the accompanying balance sheet, approximates fair value as of December 31, 2006 and 2005, due to their short term nature.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2006, the FASB issued Financial Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"), as an interpretation of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective in the first quarter of Fiscal 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial position or results of operation.

    In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the Company's fiscal fourth quarter ending December 31, 2006. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial position or results of operation.

    On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction, between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate that the adoption of this Statement will have a material effect on our financial position or results of operation.

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income. SFAS 158 will have no impact on the Company's financial position or results of operation.

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

2.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consist of the following at December 31:

                                             USEFUL LIVES            2006               2005
    -----------------------------------------------------------------------------------------------
    Furniture and Fixtures                      5 years        $         47,844   $         47,844
    Leasehold Improvements                      5 years                   8,919              8,919
                                                             --------------------------------------
                                                                         56,763             56,763
    Less Accumulated Depreciation                                        39,864             35,663
                                                             --------------------------------------
                                                               $         16,899   $         21,100
                                                             ======================================

    Depreciation expense for the years ended December 31, 2006 and 2005 was $4,201 and $5,590, respectively.

3.  INCOME TAXES

    The provision for income taxes for the years ended December 31, 2006 and 2005 is summarized as follows:

                                                              2006               2005
    ----------------------------------------------------------------------------------------
    Current:
      Federal                                           $              -   $              -
      State                                                            -                  -
                                                       -------------------------------------
                                                                       -                  -
                                                       -------------------------------------
    Deferred:
      Federal                                                          -                  -
      State                                                            -                  -
                                                       -------------------------------------
                                                        $              -   $              -
                                                       =====================================

    The Company has federal and state net operating loss carryforwards of approximately $2,485,000, which can be used to reduce future taxable income through 2026.

    The tax effects of temporary differences which give rise to deferred tax assets (liabilities) at December 31, are summarized as follows:

                                                             2006                2005
    ----------------------------------------------------------------------------------------
    Deferred Tax Assets:
      Net operating loss carryforwards                  $        994,000   $        198,000
      Stock based compensation                                    55,000            196,000
      Allowance for doubtful accounts                              4,000              4,000
                                                       -------------------------------------
    Deferred Tax Assets                                        1,053,000            398,000
    Less Valuation Allowance                                   1,053,000            398,000
                                                       -------------------------------------
    Net Deferred Tax Asset                              $              -   $              -
                                                       =====================================

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

    A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

    YEARS ENDED DECEMBER 31,                           2006          2005
    ----------------------------------------------------------------------------

    Federal Statutory Tax Rate                           34.00%        34.00%
    State Taxes, net of federal benefit                   6.00%         6.00%
    Change in Valuation Allowance                       (40.00%)      (40.00%)
                                                   -----------------------------
    Total Tax Expense                                     0.00%         0.00%
                                                   =============================

4.  STOCKHOLDERS' EQUITY

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

    PRIVATE PLACEMENT OF SECURITIES - During Fiscal 2004, the Company sold through a private placement, 14.74 units (each consisting of 50,000 common shares and 50,000 Class A Warrants). Each Class A Warrant has an exercise price of $2.00 and was to expire on January 3, 2007. On January 3, 2007, the Company extended the expiration date of the Class A Warrants to March 31, 2007.

    During Fiscal 2005, the Company completed a private placement through the sale of 10 units (each consisting of 10,000 common shares and 10,000 Class B Warrants) at a purchase price of $10,000 per unit for net proceeds of $95,000, net of transaction cost of approximately $5,000. Each Class B Warrant has an exercise price of $2.00 and expires on January 2, 2008.

    During Fiscal 2006, the Company completed a private placement through the sale of 15.859 units (each consisting of 60,000 common shares and 30,000 Class C Warrants) at a purchase price of $105,000 per unit for net proceeds of $1,420,937, net of transaction costs of approximately $244,000. Each Class C Warrant has an exercise price of $1.75 per share and expires on June 30, 2009.

    Pursuant to the Offering, the Placement Agent was issued 139,680 shares of the Company's common stock and a warrant to purchase 95,160 shares of common stock at an exercise price of $1.00 per share. The placement agent warrants expire on June 29, 2011. In addition, pursuant to the Offering, the Company issued options to purchase 50,000 shares of the Company's common stock at an exercise price of $.10 per share to a law firm in connection with legal services for the Offering. The options were valued at $95,000 and have been recorded as a cost of the Offering.

5.  SHARE-BASED COMPENSATION

    WARRANTS - On June 10, 2005, the Company entered into a consulting agreement with a financial advisory firm. In connection with this agreement, the Company granted a warrant for the purchase of 1,100,000 shares of the Company's common stock. The warrant had an exercise price of $.10 per share and expires on June 10, 2010. In connection with this grant, the Company recorded a charge of $451,000, which is included in general and administrative expenses for the year ended December 31, 2005. On February 27, 2006, the holder exercised the warrants utilizing the cashless exercise provision and received 1,029,032 shares of common stock in exchange for the exercise of the 1,100,000 warrants based on the closing price of $1.55 of the Company's stock on that date.

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

    On September 26, 2005, the Company entered into a consulting agreement with a financial advisory firm. In connection with this agreement, the Company granted a warrant for the purchase of 100,000 shares of the Company's common stock. The warrant has an exercise price of $2.50 per share and expires on August 14, 2010. In connection with this grant, the Company recorded a charge of $4,000, which is included in general and administrative expenses for the year ended December 31, 2005.

    PURCHASE OF LISTS AND SEARCH ENGINE - On April 10, 2006, the Company granted 40,000 non-statutory stock options to an entity controlled by two of the officers of the Company, for the purchase of an email list of promotional products professionals and an industry specific search engine. The officers of the Company have waived their right to receive any benefit from the option grant, and the options were granted in the name of the minority shareholders of the related entity. The options have an exercise price of $2.50 per share and expire on April 10, 2011. The email list and search engine were expensed and have been valued at approximately $18,000, which is included in general and administrative expenses for the year ended December 31, 2006.

    SHARE BASED COMPENSATION PLAN - During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "Plan") for the granting of up to 4,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company.

    All stock options under the Plan are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options generally vest over periods ranging from 1 to 3 years and generally expire either 5 or 10 years from the grant date.

    Effective January 1, 2006, the Company's Plan is accounted for, in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. SFAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

    Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

    While SFAS No. 123 encouraged recognition of the fair value of all stock-based awards, on the date of grant, as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

    In adopting SFAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, that are outstanding, as of the required effective date, shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123.

    As a result of the adoption of SFAS 123(R), the Company's results for the year ended December 31, 2006 include employee share-based compensation expense totaling approximately $49,000. Such amounts have been included in the Statement of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements, due to a history of operating losses. Employee stock compensation expense recorded under APB No. 25 in the Statement of Operations for the year ended December 31, 2005 totaled $0.

    The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants in Fiscal 2006, the Company took into consideration guidance under SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

    The estimated fair value of each option award granted was determined on the date of grant using the following weighted-average assumptions for option grants during the years ended December 31, 2006 and 2005:

                                                        2006           2005
    ----------------------------------------------------------------------------

    Dividend Yield                                        0.00%         0.00%
    Volatility                                           25.00%         7.17%
    Risk-Free Interest Rate                               5.02%         2.82%
    Expected Life                                    5.00 YEARS    9.85 years

    A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended is as follows:

                                                                             Weighted
                                                           Weighted          Average
                                                            Average         Remaining         Aggregate
                                                           Exercise        Contractual        Intrinsic
    Options                              Shares              Price         Term (years)         Value
    --------------------------------------------------------------------------------------------------------
    Outstanding, beginning of year         2,777,000    $          1.05                -    $             -
    Granted                                  222,000               2.16                -                  -
    Exercised                                (37,778)              1.00                -                  -
    Forfeited                             (1,000,000)              1.00                -                  -
                                    -----------------
    Outstanding, end of year               1,961,222    $          1.20             6.09    $     1,169,417
                                    ========================================================================
    Exercisable, end of year               1,087,455    $          1.11             7.06    $       724,858
                                    ========================================================================

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

    For the year ended December 31, 2006, share-based compensation expense related to stock options was approximately $92,000. The weighted-average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 was $.57 and $.20, respectively.

    The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $1.75 closing price of the Company's common stock on December 29, 2006. The total intrinsic value of options exercised in the years ended December 31, 2006 and 2005 was approximately $42,500 and $0, respectively, determined as of the date of exercise. The Company received no cash proceeds from options exercised in the years ended December 31, 2006 and 2005. Options exercised during the year ended December 31, 2006 were completed through cashless exercise provisions of the Plan. There were no options exercised in the year ended December 31, 2005.

    A summary of the status of the Company's non-vested shares as of December 31, 2006 and the changes during the year ended December 31, 2006, is as follows:

                                                                           Weighted
                                                                           Average
                                                                          Grant-Date
    Non-vested Shares                                     Shares          Fair Value
    ------------------------------------------------------------------------------------
    Non-vested at January 1, 2006                           1,911,200   $           .18
    Granted                                                   222,000               .57
    Vested                                                   (259,433)              .20
    Forfeited                                              (1,000,000)              .13
                                                     -----------------------------------
    Non-vested at December 31, 2006                           873,767   $           .32
                                                     ===================================

    As of December 31, 2006 and 2005, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $216,000 and $199,000, respectively. Unamortized compensation cost as of December 31, 2006 is expected to be recognized over a remaining weighted-average vesting period of 4.02 years. For the year ended December 31, 2006, the weighted average fair value of options exercised was $.13.

    COMMON SHARES RESERVED

    Class A Warrants                                                     737,000
    Class B Warrants                                                     100,000
    Class C Warrants                                                     475,788
    Placement Agent Warrants                                              95,160
    2005 Stock Option Plan                                             3,962,222

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

    YEARS ENDING DECEMBER 31,
    ----------------------------------------------------------------------------

    2007                                                             $    14,000

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

    Rent expense was approximately $72,000 and $45,000 for the years December 31, 2006 and 2005, respectively.

    EMPLOYMENT CONTRACTS - On March 1, 2005, the Company entered into employment contracts with two of its officers. The employment agreements provide for minimum annual salaries plus bonuses equal to 5% of pre-tax earnings (as defined) and other perquisites commonly found in such agreements. In addition, pursuant to the employment contracts, the Company granted the officers options to purchase up to an aggregate of 400,000 shares of common stock. The employment agreements expire on March 1, 2008, and are renewable for a 2 year period. Minimum aggregate future commitments under the employment contracts is as follows:

    YEARS ENDING DECEMBER 31,
    ----------------------------------------------------------------------------

    2007                                                                 376,000
    2008                                                                  64,000

7.  TRANSACTIONS WITH MAJOR CUSTOMERS

    The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral.

    For each of the years ended December 31, 2006 and 2005, a customer accounted for approximately 21% and 15% of net revenues, respectively. Aggregate revenues from these customers are dispersed among many different franchises and storefront locations.

8.  RELATED PARTY TRANSACTIONS

    The Company purchased merchandise with a cost of approximately $8,700 and $10,000 for the years ended December 31, 2006 and 2005, respectively, from an entity that is owned by an individual related to one of the officers of the Company.

9.  SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS

    Cash paid during the years for:

    YEARS ENDED DECEMBER 31,                            2006           2005
    ----------------------------------------------------------------------------

    Interest                                        $          -   $      7,066
                                                   =============================

    Income Taxes                                    $          -   $          -
                                                   =============================

    During the year ended December 31, 2005, the Company issued 31,076 shares of common stock, with a value of $31,076, in connection with a conversion of a note payable.

10. SUBSEQUENT EVENTS

    In February 2007, the Company entered into a non-binding letter of intent to acquire the customer lists and intangible assets of a promotions company. The purchase price is estimated to be approximately $380,000, payable 50% in cash and 50% in restricted Common Stock of the Company.

--------------------------------------------------------------------------------

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

    In February 2007, the Company entered into a joint marketing and sales agreement with Atrium Enterprises Ltd. ("Atrium"). Atrium provides solutions to corporate customers through the design and application of performance improvement programs.

    The agreement provides for the Company to receive the exclusive rights to market and sell Atrium's products and services to its customers and provides Atrium the exclusive right to sell and market the Company's promotional services to its' customers. The Company will receive a 50% commission on gross profit (as defined) from all sales of Atrium's products and services generated by the Company. Atrium will receive a 50% commission on gross profit (as defined) from all sales of the Company's promotional services generated by Atrium. In addition, Atrium was granted an option to purchase 70,000 shares of the Company's common stock at an exercise price of $2.50 per share. The options vest in three equal installments commencing on February 15, 2008, and expire four years after the date of grant.







--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

ITEM 8.A. CONTROLS AND PROCEDURES.

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended December 31, 2006. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

      Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

ITEM 8.B.   OTHER INFORMATION.

      Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The names, ages and principal occupations of the Company's present officers and directors are listed below.

                             FIRST BECAME
                               DIRECTOR
  NAME (1)          AGE      AND/OR OFFICER               POSITION
  --------          ---      --------------               --------

  Dean Julia         39           1998       Chief Executive Officer/ Secretary/
                                             Treasurer/Director/Co-Founder
  Michael Trepeta    35           1998       President/Director/Co-Founder
  Scott Novack       39           1998       Director/Co-Founder
  Sean McDonnell     46           2005       Chief Financial Officer

---------
(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

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

SEAN MCDONNELL

      Sean J. McDonnell, Certified Public Accountant, has been self employed and in private accounting practice since January 1990 handling many different types of business entities and associations. Mr. McDonnell has spent much of his time helping his customers grow their companies and acquire financing for the purchase of buildings and equipment. Prior to starting his own practice, he was employed from 1985 - 1990 as a senior staff member in the accounting firm of Breiner & Bodian CPA's. After graduating from Dowling College in 1984, he was employed by Kenneth Silver C.P.A. from 1984 - 1985. He is currently serving on the boards of the Police Athletic League, North East Youth Sports Association and Sound Beach Soccer Club, Inc. Mr. McDonnell has served as our Chief Financial Officer since January 3, 2005 and as an employee, he devotes such time to our affairs as is necessary for the performance of his duties.

INDUSTRY ADVISOR

      In April 2006, we hired Paul S. Pickard as an industry advisor and consultant to our Company. His contract currently runs through April 2009. Paul Pickard's previous experience is in running two of the largest distributors in the promotional products industry and having led the strategic build up of a $1 Billion company. Mr. Pickard most recently served as CEO at American Identity, one of the largest distributors of promotional products, where he expanded the sales force over 25% in less than one year and propelled the company to record earnings. Previously, he led National Pen through a demanding three-year repositioning initiative, where he transformed a vertically integrated pen manufacturing company into a direct marketer of promotional products. This resulted in revenue growing from $100 million to almost $200 million in less than 48 months. Before joining National Pen, Mr. Pickard was one of four executives that lead a strategic build up in the manufactured housing retail business. This build up consisted of seven acquisitions and 14 greenfield start-ups as a $1 billion division of Fleetwood Enterprises. Fleetwood selected Mr. Pickard for the task due to his previous contribution in growing Fleetwood's operations in northern California.

      Mr. Pickard's earlier career was with the Taco Bell Division of PepsiCo, where he was responsible for the Los Angeles market, an information technology department, and a key marketing initiative. He introduced many new products into the Taco Bell system, achieved dramatic cost savings for information technology, and contributed leading-edge ideas to the marketing program. Mr. Pickard began his post-MBA career as a management consultant with McKinsey & Co. Prior to attending business school, he worked for Texas Instruments and Hewlett-Packard in engineering, sales, and strategy development roles. Mr. Pickard holds an M.B.A. with a concentration in Finance and Marketing and a B.S. in Engineering with a major in Mechanical Engineering and Material Science, earning both degrees at Duke University. He currently sits on the board of Luth Research, a market research supplier.

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

      Under the National Association of Securities Dealers Automated Quotations definition, an "independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board's discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;
(3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Ace has served on that company's compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Ace's outside auditor.

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

      We can provide no assurances that our board's efforts to select two persons to serve as independent directors on the Board of Directors (at least one of which is a "Financial Expert") and on the proposed audit committee will be successful. In the event an audit committee is established, its first responsibility would be to adopt a written charter. Such charter would be expected to include, among other things:

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

      In March 2006, the Company adopted a Code of Ethics and Code of Conduct which have been filed as Exhibit 14.1 to our Form 10-KSB. Changes to the Code of Ethics and Code of Conduct will be filed under a Form 8-K or quarterly or annual report under the Exchange Act.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all
Section 16(a) forms they file. During fiscal 2006, none of our officers, directors or 10% or greater stockholders failed to file or filed any forms late to the best of our knowledge, except for certain Form 4 filings of Glenwood Capital and Peter Chung.

ITEM 10.   COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.

SUMMARY COMPENSATION TABLE

      The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2006 by (1) each person who served as the principal executive officer of the Company during fiscal year 2006; (2) the Company's most highly compensated (up to a maximum of two) executive officers as of December 31, 2006 with compensation during fiscal year 2006 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December31, 2006.

                                                               SALARY COMPENSATION
                                                       ---------------------------------------
                                                                    NON-EQUITY    NONQUALIFIED
NAME AND                                                OPTIONS   INCENTIVE PLAN    DEFERRED     ALL OTHER
PRINCIPAL             FISCAL           BONUS   STOCK    AWARDS    COMPENSATION    COMPENSATION  COMPENSATION
POSITION               YEAR   SALARY    ($)    AWARDS   ($)(1)         ($)         EARNINGS($)   ($)(2)(3)      TOTAL ($)
-------------------   ------ -------- ------- -------- ---------  --------------  ------------  ------------  ------------
Dean L. Julia          2006  $164,000    --      --     $16,667         --             --        $  15,600     $  196,267
Chief Executive
 Officer

Michael D. Trepeta     2006   164,000    --      --     $16,667         --             --        $  15,387     $  196,054
President

(1) Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-KSB.

(2) Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3) Includes compensation for service as a director described under Director Compensation, below.

      For a description of the material terms of each named executive officers' employment agreement, including the terms of the terms of any common share purchase option grants, see that section of this Form 10-KSB captioned "Employment Agreements."

      No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2006 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

      For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see "Employment Agreements".

EXECUTIVE OFFICER OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

      The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2006.

                            OPTION AWARDS                                                         STOCK AWARDS
--------------------------------------------------------------------------------  --------------------------------------------------
                                                                                                         EQUITY
                                                                                                         INCENTIVE
                                                                                                         PLAN
                                                                                                         AWARDS:
                                                EQUITY                                                   NUMBER     EQUITY
                                                INCENTIVE                                                OF         INCENTIVE PLAN
                                                PLAN                                                     UNEARNED   AWARDS:
                                                AWARDS:                                       MARKET     SHARES,    MARKET OR
                    NUMBER OF    NUMBER OF      NUMBER OF                         NUMBER OF   VALUE OF   UNITS OR   PAYOUT VALUE OF
                    SECURITIES   SECURITIES     SECURITIES                        SHARES OF   SHARES OR  OTHER      UNEARNED
                    UNDERLYING   UNDERLYING     UNDERLYING                        UNITS OF    UNITS OF   RIGHTS     SHARES, UNITS OR
                    UNEXERCISE   UNEXERCISED    UNEXERCISED OPTION    OPTION      STOCK THAT  STOCK      THAT HAVE  OTHER RIGHTS
                    OPTIONS(#)   OPTIONS(#)     UNEARNED    EXERCISE  EXPIRATION  HAVE NOT    HAVE NOT   NOT        THAT HAVE NOT
NAME                EXERCISABLE  UNEXERCISABLE  OPTIONS(#)  PRICE($)  DATE        VESTED(#)   VESTED     VESTED     VESTED
------------------  -----------  -------------  ----------  --------  ----------  ---------   ---------- ---------  ----------------
Dean L. Julia         250,000    --             --          $1.00     01/03/15    --          --         --         --
  (1)                 100,000    100,000                    $1.20     12/28/15

Michael D. Trepeta    250,000    --             --          $1.00     01/03/15    --          --         --         --
  (1)                 100,000    100,000                    $1.20     12/28/15

--------------
(1) Common share purchase options to acquire 250,000 shares of common stock at $1.00 per share were granted on January 3, 2005. These options were fully exercisable (vested) upon grant. Options granted on December 28, 2005 vest and are exercisable immediately as to one-half of the options and the balance shall vest and become exercisable on December 28, 2008. All options contain cashless exercise provisions.

EMPLOYMENT AGREEMENTS

      Each of the following executive officers is a party to an employment agreement with the Company.

NAME               POSITION                   ANNUAL SALARY(1)  BONUS (2)
Dean L. Julia      Chief Financial Officer    $188,000          Annual bonuses of at least 5% of pre-tax earnings
Michael Trepeta    President                  $188,000          Annual bonuses of at least 5% of pre-tax earnings

----------
(1) Annual salary is for 2007. Compensation of each executive officer named in the table above has his monthly base salary increased by $2,000 each subsequent March 1st during the term of the agreement and any extensions thereof. The current monthly base salary of $14,000 increased to $16,000 on March 1, 2007.

(2) Annual bonuses are paid by us by the last business day of March for the preceding calendar (fiscal) year, except in the event of termination prior to the end of any fiscal year (other than termination for cause), a pro rata portion of the annual bonus shall be paid within 30 days of termination.

      A summary of each Executive's employment agreement is as follows:

      Each Executive is eligible for options to purchase our common stock at the discretion of our Board of Directors. Each Executive will receive at least five weeks of paid vacation. Each employment agreement expires on February 29, 2008. The Agreement shall be automatically renewed for a period of two years thereafter unless the Executive gives 60 days prior written notice of his intention not to renew this Agreement prior to the end of the initial Term. Each employment agreement may not be terminated without cause. However, it may be terminated at any time by the Executive upon written three-month notice. In such event, the Company shall be relieved of all of its obligations under this Agreement, except for payment of the Executive's Base Salary and Annual Bonus earned and unpaid through the effective date of termination and those obligations with respect to indemnification and director and officer insurance.

      We may terminate the Executive's employment for cause ("Cause") in the event (i) the Executive's commission of an act involving fraud, embezzlement, or theft against the property or personnel of Company, or (ii) the Executive shall be convicted of, or plead NOLO CONTENDERE to a felony or engages in other criminal conduct that could reasonably be expected to have a material adverse affect on the business, assets, properties, prospects, results of operations or financial condition of Company. In the event this Agreement is terminated for cause, the Executive's Base Salary and any unearned Annual Bonus and all benefits shall terminate immediately upon such discharge, and we shall have no further obligations to the Executive except for payment and reimbursement for any monies due which right to payment or reimbursement accrued prior to such termination.

      We may terminate this Agreement upon the disability or death of the Executive by giving written notice to the Executive. In the case of disability, such termination will become effective immediately upon the giving of such notice unless otherwise specified by us. "Disability" shall mean that for a period of more than six consecutive months in any 12-month period the Executive is unable to perform the essential functions of his position because of physical, mental or emotional incapacity resulting from injury, sickness or disease. Upon any such termination, we shall be relieved of all our obligations under the Executive's employment, except for payment of the Executive's Base Salary and Annual Bonus earned and unpaid through the effective date of termination.

      We have agreed to defend and indemnify each Executive in his capacity as an officer against all claims, judgments, damages, liabilities, costs and expenses (including reasonable attorney's fees) arising out of, based upon, or related to his performance of services to us, to the maximum extent permitted under law. We will also use our reasonable best efforts to include each Executive as an insured under all applicable directors' and officers' liability insurance policies maintained by us.

      The Executives' employment agreements do not have any severance payments in the event of termination or change in control provisions, except for their entitlement to payment as described above. Each Executive is also entitled to the following additional benefits:

      o The annual grant on March 1 of each year of ten-year stock options to purchase 50,000 shares at an exercise price equal to the then fair market value of our common stock as determined by the Board. On December 28, 2005, Messrs. Trepeta and Julia each agreed to amend their employment contracts to eliminate the automatic annual grant of options in consideration of the grant of ten year options to purchase 200,000 shares exercisable at $1.20 per share, with one-half immediately vested and the other half to vest on December 28, 2008 irrespective of employment or termination thereof;

      o Election to the Board of Directors and during the term of employment, the Board's nomination for re-election to the Board;
      o Paid disability insurance and term life insurance for the benefit of each Executive's family in an amount fixed by the Board at a cost not to exceed $10,000 per annum;
      o     Use of company automobile with all related costs paid for by us;
      o     Health insurance; and
      o     Right to participate in any pensions of our company.


                              CORPORATE GOVERNANCE

BOARD OF DIRECTORS

BOARD MEMBERS WHO ARE DEEMED INDEPENDENT

      Our board of directors has determined that none of our directors are "independent" as that term is defined by the National Association of Securities Dealers Automated Quotations ("NASDAQ"). See "Lack of Committees" for the NASDAQ definition of "Independent Director."

DIRECTOR COMPENSATION

STOCK OPTIONS

      Stock options and equity compensation awards to our non-employee / non-executive director are at the discretion of the Board. To date, no options or equity awards have been made to our non-employee / non-executive director.

CASH COMPENSATION

      Our non-employee / non-executive director is eligible to receive a fee of $500 to be paid for attending each Board meeting; however, no fees were paid in 2006.

TRAVEL EXPENSES

      All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

DIRECTOR COMPENSATION

      The following table shows the overall compensation earned for the 2006 fiscal year with respect to each non-employee and non-executive director as of December 31, 2006.

                                                              DIRECTOR COMPENSATION
                              --------------------------------------------------------------------------------------
                              FEES
                              EARNED                            NON-EQUITY      NONQUALIFIED
NAME AND                      OR PAID                           INCENTIVE PLAN  DEFERRED      ALL OTHER
PRINCIPAL                     IN CASH   STOCK       OPTION      COMPENSATION    COMPENSATION  COMPENSATION
POSITION                      ($)       AWARDS ($)  AWARDS ($)  ($) (2)         EARNINGS ($)  ($)(3)        TOTAL($)
----------------------------  --------  ----------  ----------  --------------  ------------  ------------  --------
Scott Novack, Director        --        --          --          --              --            --            --

----------
(1) Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this prospectus.

(2)   Excludes awards or earnings reported in preceding columns.

(3) Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

2005 EMPLOYEE BENEFIT AND CONSULTING SERVICES COMPENSATION PLAN

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

AWARDS

      As of December 31, 2006, the Company has granted non-statutory stock options to purchase 1,961,222 shares of the company's common stock which are currently outstanding at exercise prices ranging from $1.00 per share to $2.50 per share, exclusive of options which have been cancelled since the date of grant. The board has granted options with varying terms.

      It is not possible to predict the individuals who will receive future awards under the Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2006 on the known benefits provided to certain persons and group of persons under the Plan.

----------------------------------------------------- ---------------- ---------------- -----------------------
                                                          NUMBER OF        RANGE OF      VALUE OF UNEXERCISED
                                                       SHARES SUBJECT   EXERCISE PRICE        OPTIONS AT
                                                         TO OPTIONS     ($) PER SHARE    DECEMBER 31, 2006 (1)
----------------------------------------------------- ---------------- ---------------- -----------------------
----------------------------------------------------- ---------------- ---------------- -----------------------
Dean L. Julia, Chief Executive Officer                       450,000     $1.00 - $1.20       $     297,500
----------------------------------------------------- ---------------- ---------------- -----------------------
Michael D. Trepeta, President                                450,000     $1.00 - $1.20             297,500
----------------------------------------------------- ---------------- ---------------- -----------------------
Sean McDonnell, Chief Financial officer                       50,000     $1.00                      37,500
----------------------------------------------------- ---------------- ---------------- -----------------------
Three Executive Officers As a group                          950,000     $1.00 - $1.20             632,500
----------------------------------------------------- ---------------- ---------------- -----------------------
Non-Executive Officer
Employees and Consultants                                  1,011,222     $1.00- $ 2.50       $     536,917
----------------------------------------------------- ---------------- ---------------- -----------------------

----------
(1) Value is normally calculated by multiplying (a) the difference between the market value per share at year end (i.e. $1.75 based upon a last sale on December 29, 2006) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 1, 2007, the Company had outstanding 8,028,063 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

-------------------------------------------- ------------------- ---------------

  NAME AND ADDRESS OF BENEFICIAL OWNER (1)        NUMBER OF        APPROXIMATE
                                                COMMON SHARES      PERCENTAGE
-------------------------------------------- ------------------- ---------------
OFFICERS AND DIRECTORS:
--------------------------------------------------------------------------------

-------------------------------------------- ------------------- ---------------
Scott Novack                                      1,052,402           13.1
457 Rockaway Avenue
Valley Stream, NY 11583
-------------------------------------------- ------------------- ---------------

-------------------------------------------- ------------------- ---------------
Michael D. Trepeta
457 Rockaway Avenue
Valley Stream, NY 11583(2)                        1,366,402           16.1
-------------------------------------------- ------------------- ---------------
Dean L. Julia
457 Rockaway Avenue
Valley Stream, NY 11583 (2)                       1,366,901           16.0
-------------------------------------------- ------------------- ---------------

-------------------------------------------- ------------------- ---------------
Sean McDonnell                                       50,000             .6
457 Rockaway Avenue
Valley Stream, NY 11583 (3)
-------------------------------------------- ------------------- ---------------

-------------------------------------------- ------------------- ---------------
All Directors and Officers as a
Group (four persons) (4)                          3,785,705           43.1
-------------------------------------------- ------------------- ---------------

-------------------------------------------- ------------------- ---------------
Glenwood Capital Corporation                      1,245,002           15.3
2070 South Hibiscus Drive
North Miami Beach, FL 33181 (5)
-------------------------------------------- ------------------- ---------------
Domenico Iannucci
One Windsor Drive
Muttontown, NY 11753 (6)                            789,660             9.7
-------------------------------------------- ------------------- ---------------

---------------
(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

      The following summary information is as of December 31, 2006 and relates to our 2005 Plan described in Item 10 pursuant to which we have granted options to purchase our common stock:

--------------------------  ----------------------  ----------------  -------------------------
                            (a)                     (b)               (c)
--------------------------  ----------------------  ----------------  -------------------------

                                                                      Number of securities
                                                                      remaining available
                            Number of shares of     Weighted average  for future issuance
                            common stock to be      exercise price    under equity compensation
                            issued upon exercise    of outstanding    plans (excluding shares
Plan category               of outstanding options  options           reflected in column (a)
--------------------------  ----------------------  ----------------  -------------------------
Equity compensation Plans          1,961,222              $1.20               2,001,000
--------------------------  ----------------------  ----------------  -------------------------

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

      (ii) Mr. Trepeta's wife has a company which is a candle supplier. From time-to-time, we have in the past and may in the future purchase candle supplies from her company. During 2006 and 2005, we purchased a total of $8,657 and $10,313, respectively, from her company.

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

OTHER TRANSACTIONS

      On April 10, 2006, the Company granted 40,000 five year non statutory stock options to an entity controlled by Dean L. Julia and Michael D. Trepeta, for the purchase of an email list of promotional products professionals and an industry specific search engine. Messrs. Julia and Trepeta have waived their right to receive any benefit from the option grant, and the options were granted in the name of the minority shareholders of the related entity. The options have an exercise price of $2.50 per share and the email list and search engine were expensed and have been valued at approximately $18,000, which is included in general and administrative expenses for the year ended December 31, 2006.

Item 13.   EXHIBITS

Exhibit No.   Description
-----------   -----------

3.1           Articles of Incorporation filed March 26, 1998 (1)
3.2           Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4           Amended By-Laws (1)
10.1          Employment Agreement - Michael Trepeta (2)
10.2          Employment Agreement - Dean Julia (2)
10.3          Amendment to Employment Agreement - Michael Trepeta (5)
10.4          Amendment to Employment Agreement - Dean L. Julia (5)
10.5          Joint Venture Agreement with Atrium Enterprises Ltd. (3)
10.6          Agreement with Aon Consulting (3)
11.1 Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1          Code of Ethics/Code of Conduct (5)
21.1          Subsidiaries of the Issuer - None
23.1          Consent of by Holtz Rubenstein Reminick LLP (3)
31.1          Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2          Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1          Chief Executive Officer Section 1350 Certification (3)
32.2          Chief Financial Officer Section 1350 Certification (3)
99.1          2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2          Form of Class A Warrant (2)
99.3          Form of Class B Warrant (2)
99.4          Amendment to 2005 Plan (4)
99.5          Form of Class C Warrant (3)
99.6          Release of Earnings - 2006 (3)

-----------
(1) Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2) Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.
(3)   Filed herewith.
(4) Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      For the fiscal year ended December 31, 2006 and 2005, the aggregate fees billed for professional services rendered by Holtz Rubenstein Reminick LLP ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $61,500 and $43,500, respectively.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

      For the fiscal years ended December 31, 2006 and 2005, there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

      For the fiscal years ended December 31, 2006 and 2005, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

                                   SIGNATURES

      Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACE MARKETING & PROMOTIONS, INC.

                                        By: /s/ Dean L. Julia
                                            ------------------------------------
                                            Dean L. Julia, Chairman of the
                                            Board and Chief Executive Officer


Dated:  Valley Stream, New York
March 16, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                       Title                          Date
----------                       -----                          ----

/s/ Dean L. Julia                Chairman of the Board          March 16, 2007
--------------------------       Chief Executive Officer
Dean L. Julia

/s/ Sean McDonnell               Chief Financial Officer        March 16, 2007
--------------------------
Sean McDonnell

/s/ Michael D. Trepeta           President, Director            March 16, 2007
--------------------------
Michael D. Trepeta

/s/ Scott Novack                 Director                       March 16, 2007
--------------------------
Scott Novack


Dean L. Julia, Michael D. Trepeta and Scott Novack represent all the current members of the Board of Directors.