Form 10QSB
period 2007-03-31
ACE MARKETING & PROMOTIONS INC
filed 2007-05-15
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________

                                   FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                        COMMISSION FILE NUMBER: 000-51160

                        ACE MARKETING & PROMOTIONS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                NEW YORK                                 11-3427886
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

                                 Yes [ ] No [X]

As of May 15, 2007, the registrant had a total of 8,028,363 shares of Common Stock outstanding.

                        ACE MARKETING & PROMOTIONS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS


PAGE

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheet as of March 31, 2007                      3

             Condensed Statements of Operations for the Three Months
               Ended March 31, 2007 and 2006                                   4

             Condensed Statements of Cash Flows for the three Months
               Ended March 31, 2007 and March 31, 2006                         5

             Notes to Condensed Financial Statements                           6

   Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       9

   Item 3.   Controls and Procedures                                          13

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                                14

   Item 2.   Changes in Securities                                            14

   Item 3.   Defaults Upon Senior Securities                                  14

   Item 4.   Submissions of Matters to a Vote of Security Holders             14

   Item 5.   Other Information                                                14

   Item 6.   Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                    16


                                         PART I. FINANCIAL INFORMATION

                                       ACE MARKETING & PROMOTIONS, INC.

CONDENSED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------
                                                                               MARCH, 31       DECEMBER, 31
                                                                                 2007             2006
                                                                              -----------------------------
                                                                              (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                                                   $ 1,045,532       $ 1,353,131
  Accounts receivable, net of allowance for doubtful accounts of $10,000          841,983           721,986
  Prepaid expenses and other current assets                                       261,774            47,683
                                                                              -----------------------------
Total Current Assets                                                            2,149,289         2,122,800

Property and Equipment, net                                                        15,887            16,899

Other Assets                                                                        7,745             5,492
                                                                              -----------------------------
Total Assets                                                                  $ 2,172,921       $ 2,145,191
                                                                              =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Customer deposits                                                               137,000
  Accounts payable                                                                342,046       $   359,518
  Accrued expenses                                                                149,043           137,598
                                                                              -----------------------------
Total Current Liabilities                                                         628,089           497,116
                                                                              -----------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.0001 par value; 25,000,000 shares authorized
    8,028,363 and 8,028,363 shares issued and outstanding
    at March 31, 2007 and December 31, 2006, respectively                             803               803
  Preferred stock $.0001 par value: 500,000 shares authorized
    no shares outstanding                                                              --                --
  Additional paid-in capital                                                    3,202,374         3,176,791
  Accumulated deficit                                                          (1,658,345)       (1,529,519)
                                                                              -----------------------------
Total Stockholders' Equity                                                      1,544,832         1,648,075
                                                                              -----------------------------
Total Liabilities and Stockholders' Equity                                    $ 2,172,921       $ 2,145,191
                                                                              =============================


-----------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                              3


                                            ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                                        THREE MONTHS ENDED
                                                                                            March, 31
                                                                                      2007             2006
                                                                                   -----------------------------

Revenue, net                                                                       $ 1,282,880       $ 1,075,007
Cost of Revenue                                                                        865,525           775,173
                                                                                   -----------------------------
  Gross Profit                                                                         417,355           299,834
                                                                                   -----------------------------

Operating Expenses:
  Selling, general and administrative expenses (including stock-based payment
  expense of $25,583 and $13,880, in 2007 and 2006, respectively)                      554,523           416,173
                                                                                   -----------------------------
Total Operating Expenses                                                               554,523           416,173
                                                                                   -----------------------------

Loss from Operations                                                                  (137,168)         (116,339)
                                                                                   -----------------------------

Other Income:
 Interest income                                                                         8,342               747
                                                                                   -----------------------------
Total Other Income                                                                       8,342               747
                                                                                   -----------------------------

Loss Before Provision for Income Taxes                                                (128,826)         (115,592)

Income Tax  Provision                                                                       --                --
                                                                                   -----------------------------

Net Loss                                                                           $  (128,826)      $  (115,592)
                                                                                   =============================

Net Loss Per Common Share:

  Basic                                                                            $     (0.02)      $     (0.01)
                                                                                   =============================

  Diluted                                                                          $     (0.02)      $     (0.01)
                                                                                   =============================

Weighted Average Common Shares Outstanding:

  Basic                                                                              8,028,363         6,253,954
                                                                                   =============================

  Diluted                                                                            8,028,363         6,253,954
                                                                                   =============================

----------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                                   4


                        ACE MARKETING & PROMOTIONS, INC.

Condensed Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                  March, 31
                                                           2007              2006
                                                       ------------------------------

Cash Flows from Operating Activities:
  Net loss                                             $  (128,826)      $  (115,592)
                                                       ------------------------------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                            1,012             1,051
    Stock-based payments                                    25,583            13,880
    Changes in operating assets and liabilities:
    (Increase) decrease in operating assets:
      Accounts receivable                                 (119,997)          137,047
      Prepaid expenses and other assets                   (216,344)           (6,602)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                 (6,027)          (43,977)
     Customer deposits                                     137,000           (98,000)
                                                       ------------------------------
  Total adjustments                                       (178,773)            3,399
                                                       ------------------------------
Net Cash Used in Operating Activities                     (307,599)         (112,193)
                                                       ------------------------------

Net Decrease in Cash and Cash Equivalents                 (307,599)         (112,193)
Cash and Cash Equivalents, beginning of period           1,353,131           398,235
                                                       ------------------------------
Cash and Cash Equivalents, end of period               $ 1,045,532       $   286,042
                                                       ==============================


-------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                        5


                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

The Condensed Balance Sheet as of March 31, 2007, the Condensed Statements of Operations for the three months ended March 31, 2007 and 2006 and the Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2007, results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2006.

The results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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


NEW ACCOUNTING PRONOUNCEMENTS - In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. We believe that the adoption of FIN 48 on January 1, 2007 will not have a material impact on the Company's financial statements.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

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

The Company's Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

The Company's results for the three month periods ended March 31, 2007 and 2006 include employee share-based compensation expense totaling approximately $26,000 and $14,000. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The following table represents our stock options granted, exercised, and forfeited during the quarter ended March 31, 2007:

                                                                         Weighted           Weighted
                                                                          Average           Average           Aggregate
                                                                         Exercise          Remaining          Intrinsic
                                                      Share                Price        Contractual Term        Value
---------------------------------------------- --------------------- ------------------ ----------------- -------------------
Outstanding, beginning of year                         1,961,222         $    1.20
Granted                                                        -
Exercised                                                      -
Forfeited                                                      -
                                               ---------------------
Outstanding, end of quarter                            1,961,222         $    1.17            5.88            $   787,000
                                               =====================

Options exercisable, end of quarter                    1,289,089         $    1.11            6.59            $   577,000
                                               =====================


As of March 31, 2007, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $190,000. Unamortized compensation cost as of March 31, 2007 is expected to be recognized over a remaining weighted-average vesting period of 3.75 years.

4.       TRANSACTIONS WITH MAJOR CUSTOMER

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral.

For the three months ended March 31, 2007 and 2006, sales from one customer approximated 47.5% and 26.7%, respectively of total sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2006 which includes our audited financial statements for the year ended December 31, 2006 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

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

Recently Issued Accounting Pronouncements
-----------------------------------------

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

                                                   2007               2006
                                                   ----               ----
Revenue                                         $ 1,282,880       $ 1,075,007

Cost of Revenues                                    865,525           775,173
                                                -----------       -----------
Gross Profit                                        417,355           299,834
Selling, general & Administrative expenses          554,523           416,173
                                                -----------       -----------
Loss from operations                               (137,168)         (116,339)
                                                ===========       ===========

We generated revenues of $1,282,880 in the first quarter of 2007 compared to $1,075,007 in the same three month period ending March 31, 2006. The increase in revenues of $207,873 in 2007 compared to 2006 is primarily due to our utilizing additional sales representations to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenues was $865,525 or 67.5% of revenues in the first quarter of 2007 compared to $775,173 or 72% of revenues in the same three months of 2006. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $90,352 in 2007 is related to an increase in revenues.

Gross profit was $417,355 in the first quarter of 2007 or 32.5% of net revenues compared to $299,834 in the same three months of 2006 or 28% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $554,523 in the first quarter of 2007 compared to $416,173 in the same three months of 2006. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall increase of $138,350 was primarily due to a $63,000 increase in salaries, commissions and other compensation paid to our employees to sustain our growth, a one time cash fee for public awareness/investor relations of approximately $45,000 and a $12,000 increase in stock based compensation.

Loss was $137,168 in the first quarter of 2007 compared to a net loss of $116,339 for the same three months in 2006. The first quarter net loss for 2007 includes stock based payments (non-cash) of $25,583 as compared to $13,880 for the comparable period of 2006. It also includes a one time cash fee for public awareness/investor relations of approximately $45,000. No benefit for income taxes is provided for in 2007 and 2006 due to the full valuation allowance on the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The company had cash and cash equivalents of $1,045,532 at March 31, 2007. Cash used by operating activities for the three months ended March 31, 2007 was $(307,599). This resulted primarily from a net loss of $128,826, an increase in accounts receivable of $119,997 and an increase in prepaid expenses and other assets of $216,344 primarily offset by customer deposits of $137,000 and stock based compensation of $25,583.

The Company had cash and cash equivalents of $286,042 at March 31, 2006. Cash used by operating activities for the three months ended March 31, 2006 was $(112,193). This resulted primarily from a decrease in accounts receivable of $137,047 and a decrease in accounts payable and accrued expenses of $43,977 and a decrease in customer deposits of $98,000, offset by a net loss in operations of $115,592.

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

2006 Financing
--------------

In 2006, we engaged Brookshire Securities Corporation, a licensed broker-dealer and member of the NASD, to act as Placement Agent to raise financing for our company through the sale of our unregistered securities solely to "accredited investors" as defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended.

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

All investors who purchased Units in the Offering have the following additional rights:

         o REGISTRATION RIGHTS - On December 21, 2006, we obtained an effective Registration Statement to register the resale of 951,575 shares of our Common Stock and 475,788 shares of our Common Stock underlying a like number of Class C Warrants.

         o ANTI-DILUTION PROTECTION - In the event we seek to raise money on a capital raise transaction during the period commencing on October 30, 2006 and terminating on the earlier of 24 months from that date or 12 months from the initial effective date (i.e. December 21, 2006) of the Registration Statement (the "Covered Period") and we sell shares of our Common Stock or issue options or warrants at a price below $1.75 per share during the Covered Period, the investors in the Offering will have the following anti-dilution protection during the Covered
                  Period:

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

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS:

As of the filing date of this Form 10-QSB, we are not a party to any pending legal proceedings.

ITEM 2.           CHANGES IN SECURITIES.

         (a) Between January 1, 2007 and March 31, 2007, there were no sales of unregistered securities.
         (b) Rule 463 of the Securities Act is not applicable to the Company.
         (c) In the three months ended March 31, 2007, there were no repurchases by the Company of its Common Stock.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Not applicable.

ITEM 5.  OTHER INFORMATION:

The Company has outstanding Class A Common Stock Purchase Warrants to purchase an aggregate of 737,000 shares of Common Stock, exercisable at $2.00 per share. The expiration date of the Class A Warrants has been extended to the close of business on July 2, 2007.

ITEM 6.  EXHIBITS:

          Except for the exhibits listed below as filed herewith or unless Otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).


Exhibit
Number            Description
------            -----------
3.1               Articles of Incorporation filed March 26, 1998 (1)
3.2               Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3               Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4               Amended By-Laws (1)
10.1              Letter Employment Agreement - Michael Trepeta (2)
10.2              Letter Employment Agreement - Dean Julia (2)
10.3              Amendment to Employment Agreement - Michael Trepeta (3)
10.4              Amendment to Employment Agreement - Dean L. Julia (3)
11.1              Statement re: Computation of per share earnings. See Statement of Operations and Notes to
                  Financial Statements
14.1              Code of Ethics/Code of Conduct (3)
31.1              Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (6)
31.2              Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (6)
32.1              Chief Executive Officer Section 1350 Certification (6)
32.2              Chief Financial Officer Section 1350 Certification (6)
99.1              2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2              Form of Class A Warrant (2)
99.3              Form of Class B Warrant (2)
99.4              Amendment to 2005 Plan (4)
99.5              Release - 2007 First Quarter Results of Operations (6)
99.6              Form of Class C Warrant (5)
_____________

(1)      Incorporated by reference to Registrant's Registration Statement on
         Form 10-SB as filed with the Commission on February 10, 2005.

(2)      Incorporated by reference to Registrant's Registration Statement on
         Form 10-SB/A as filed with the Commission March 18, 2005.

(3)      Incorporated by reference to Form 10-KSB for fiscal year ended December
         31, 2005.

(4) Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005 for the quarter ended March 31, 2005.

(5) Incorporated by reference to the Registrant's Form 10-QSB filed with the Commission on November 13, 2006 for the quarter ended September 30, 2006.

(6)      Filed herewith.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ACE MARKETING & PROMOTIONS, INC.



Date:  May 15, 2007                          By: /s/ Dean L. Julia
                                                 -------------------------------
                                                 Dean L. Julia,
                                                 Chief Executive Officer


Date: May 15, 2007                           By: /s/ Sean McDonnell
                                                 -------------------------------
                                                 Sean McDonnell,
                                                 Chief Financial Officer