Form 10QSB
period 2007-06-30
ACE MARKETING & PROMOTIONS INC
filed 2007-08-09
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________

                                   FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                                 Yes [ ] No [X]

As of August 9, 2007, the registrant had a total of 8,017,529 shares of Common Stock outstanding.

                        ACE MARKETING & PROMOTIONS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheet as of June 30, 2007                       3

             Condensed Statements of Operations for the three and six months
               ended June 30, 2007 and 2006                                    4

             Condensed Statements of Cash Flows for the six months ended
                June 30, 2007 and June 30, 2006                                5

             Notes to Condensed Financial Statements                           6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         9

   Item 3.   Controls and Procedures                                          13

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                                14

   Item 2.   Changes in Securities                                            14

   Item 3.   Defaults Upon Senior Securities                                  14

   Item 4.   Submissions of Matters to a Vote of Security Holders             14

   Item 5.   Other Information                                                14

   Item 6.   Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                    16


                               PART I. FINANCIAL INFORMATION

                             ACE MARKETING & PROMOTIONS, INC.

CONDENSED BALANCE SHEET (UNAUDITED)
-----------------------------------------------------------------------------------------
JUNE 30, 2007                                                                  UNADJUSTED
-----------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                   $ 1,037,262
  Accounts receivable, net of allowance for doubtful accounts of $10,000          733,064
  Prepaid expenses and other current assets                                        65,378
                                                                              -----------
Total Current Assets                                                            1,835,704

Property and Equipment, net                                                        19,062
Other Assets                                                                        7,745
                                                                              -----------
Total Assets                                                                  $ 1,862,511
                                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                            $   307,455
  Accrued expenses                                                                116,361
                                                                              -----------
Total Current Liabilities                                                         423,816
                                                                              -----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.0001 par value; 25,000,000 shares authorized
    8,005,029 shares issued and outstanding                                           803
  Preferred stock $.0001 par value: 500,000 shares authorized
    no shares outstanding                                                              --
  Additional paid-in capital                                                    3,259,458
  Accumulated deficit                                                          (1,790,065)
  Less: Treasury Stock, at cost, 23,334 shares                                    (31,501)
                                                                              -----------
Total Stockholders' Equity                                                      1,438,695
                                                                              -----------
Total Liabilities and Stockholders' Equity                                    $ 1,862,511
                                                                              ===========

-----------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                            3


                                            ACE MARKETING & PROMOTIONS, INC.


CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        2007             2006               2007             2006
----------------------------------------------------------------------------------------------------------------------

Revenues, net                                       $ 1,400,786       $ 1,088,589       $ 2,683,666       $ 2,163,596
Cost of Revenues                                        960,074           754,291         1,825,598         1,529,464
                                                    ------------------------------      ------------------------------
  Gross Profit                                          440,712           334,298           858,068           634,132
                                                    ------------------------------      ------------------------------

Operating Expenses:
  Selling, general and administrative expenses          580,384           454,311         1,134,908           870,484
                                                    ------------------------------      ------------------------------
Total Operating Expenses                                580,384           454,311         1,134,908           870,484
                                                    ------------------------------      ------------------------------

Loss from Operations                                   (139,672)         (120,013)         (276,840)         (236,352)
                                                    ------------------------------      ------------------------------

Other Income (Expense):
  Interest expense                                          (43)               --               (43)               --
  Interest income                                         7,995               124            16,337               871
                                                    ------------------------------      ------------------------------
Total Other Income (Expense)                              7,952               124            16,294               871
                                                    ------------------------------      ------------------------------

Loss Before Provision for Income Taxes                 (131,720)         (119,889)         (260,546)         (235,481)

Provision for Income Taxes                                   --                --                --                --
                                                    ------------------------------      ------------------------------

Net Loss                                            $  (131,720)      $  (119,889)      $  (260,546)      $  (235,481)
                                                    ==============================      ==============================

Net Loss Per Common Share:

  Basic                                             $     (0.02)      $     (0.02)      $     (0.03)      $     (0.04)
                                                    ==============================      ==============================

  Diluted                                           $     (0.02)      $     (0.02)      $     (0.03)      $     (0.04)
                                                    ==============================      ==============================

Weighted Average Common Shares Outstanding:

  Basic                                               8,012,722         6,923,701         8,020,499         6,590,678
                                                    ==============================      ==============================

  Diluted                                             8,012,722         6,923,701         8,020,499         6,590,678
                                                    ==============================      ==============================


----------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                                         4


                                  ACE MARKETING & PROMOTIONS, INC.


Condensed Statements of Cash Flows (unaudited)
-----------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                                      2007              2006
-----------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                                 $  (260,546)      $  (235,649)
                                                           ------------------------------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                              2,243             2,101
      Stock-based payments                                      51,166            64,314
      Changes in operating assets and liabilities:
        (Increase) decrease in operating assets:
          Accounts receivable                                  (11,078)           58,405
          Prepaid expenses and other assets                    (19,948)            3,025
        Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                (73,300)            8,370
          Customer deposits                                         --           (19,600)
                                                           ------------------------------
  Total adjustments                                            (50,917)          116,615
                                                           ------------------------------
Net Cash Used in Operating Activities                         (311,463)         (119,034)
                                                           ------------------------------

Cash Flows from Investing Activities:
  Acquisition of property & equipment                           (4,406)               --
                                                           ------------------------------
Net Cash Provided by Financing Activities                       (4,406)               --
                                                           ------------------------------

Net Decrease in Cash and Cash Equivalents                     (315,869)         (119,034)
Cash and Cash Equivalents, beginning of period               1,353,131           398,235
                                                           ------------------------------
Cash and Cash Equivalents, end of period                   $ 1,037,262       $   279,201
                                                           ==============================

-----------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                            5

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

The Condensed Balance Sheet as of June 30, 2007, the Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006 and the Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2006.

The results of operations and cash flows for the three and/or six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

NEW ACCOUNTING PRONOUNCEMENTS - In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's financial statements.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

2.       EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 3,519,000 and 2,848,000 because they are antidilutive as a result of a net loss for the six months ended June 30, 2007 and 2006..

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

The Company's results for the three and six month periods ended June 30, 2007 and 2006 include employee share-based compensation expense totaling approximately $25,583 and $51,166 and $42,309 and $56,189 respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)


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

The following table represents the activity under our stock option plan:

                                                                         Weighted           Weighted
                                                                          Average           Average           Aggregate
                                                                         Exercise          Remaining          Intrinsic
                                                      Share                Price        Contractual Term        Value
---------------------------------------------- --------------------- ------------------ ----------------- -------------------
Outstanding, January 1, 2007                           1,921,222         $    1.17
Granted                                                        -
Exercised                                                      -
Forfeited                                                      -
                                               ---------------------
Outstanding, June 30, 2007                             1,921,222         $    1.17            5.63            $ 1,169,417
                                               =====================

Options exercisable, June 30, 2007                     1,352,247         $    1.11            6.07            $   889,585
                                               =====================


As of June 30, 2007, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $165,000. Unamortized compensation cost as of June 30, 2007 is expected to be recognized over a remaining weighted-average vesting period of 3.50 years.

4.       TRANSACTIONS WITH MAJOR CUSTOMER

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral.

For the three and six months ended June 30, 2007 and 2006, sales from ten percent or greater customers approximated 27% and 37%, 11 % and 27%, respectively of total sales. During these reporting periods, we had up to two different principal customers, each of whom are retailers, accounting for these results.

5.            TREASURY SHARES

In April 2007, in connection with a settlement arrangement with a former sales agent, the Company received 23,334 shares of its common stock from the sales agent. The shares have been recorded at their fair value on the date of receipt and presented as treasury shares.

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

STOCK-BASED PAYMENTS. Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS 123(R), using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense for 2006 includes 1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and 2) compensation expense for share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

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

                                                             2007              2006
Three Months Ended June 30,:                        ------------------------------------
Revenue                                                   $1,400,786         $1,088,589

Cost of Revenue                                              960,074            754,291
                                                    -----------------   ----------------
Gross Profit                                                 440,712            334,298
Selling, general & Administrative expenses                   580,384            454,311
                                                    -----------------   ----------------
Loss from operations                                       (139,672)          (120,013)
                                                    =================   ================

Six Months Ended June 30,:                                 2007               2006
                                                    ------------------------------------

Revenue                                                   $2,683,666         $2,163,596

Cost of Revenue                                            1,825,598          1,529,464
                                                    -----------------   ----------------
Gross Profit                                                 858,068            634,132
Selling, general & Administrative expenses                 1,134,908            870,484
                                                    -----------------   ----------------
Loss from operations                                       (276,840)          (236,352)
                                                    =================   ================

We generated revenue of $1,400,786 in the three months ended June 30, 2007 compared to $1,088,589 in the same three month period ending June 30, 2006. We generated revenue of $2,683,666 in the six months ended June 30, 2007 compared to $2,163,596 in the same six month period ending June 30, 2006. The increase in revenue of $312,197 or 28.7% in the three months ended June 30, 2007 and $520,070 or 24.0% in the six months ended June 30, 2007 as compared to the comparable periods of 2006 are primarily due to our utilizing additional sales representations to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenue was $960,074 or 68.5% of revenue in the three months ended June 30, 2007 compared to $754,291 or 69.3% of revenues in the same three months of 2006. Cost of revenue was $1,825,598 or 68.0% of revenues in the six months ended June 30, 2007 compared to $1,529,464 or 70.7% of revenue in the same six months of 2006. Cost of revenue includes purchases and freight costs associated with the shipping of merchandise to our customers. Increases in cost of revenues in 2007as compared to 2006 are related to an increase in revenue.

Gross profit was $440,712 in the three months ended June 30, 2007 or 31.5% of net revenue compared to $334,298 in the same three months of 2006 or 30.7% of revenue. Gross profit was $858,068 in the six months ended June 30, 2007 or 32.0% of net revenue compared to $634,132 in the same six months of 2006 or 29.3% of revenues. Gross profit will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenue have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $580,384 in the three months ended June 30, 2007 compared to $454,311 in the same three months of 2006. Selling, general, and administrative expenses were $1,134,908 in the six months ended June 30, 2007 compared to $870,484 in the same six months of 2006. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. For the six months ended June 30, 2007, the overall increase of $126,073 was primarily due to a $128,685 increase in salaries, commissions and other compensation paid to our employees to sustain our growth and a $16,726 decrease in stock based compensation. For the six months ended June 30, 2007, the overall increase of $264,424 was primarily due to a $191,148 increase in salaries, commissions and other compensation paid to our employees to sustain our growth, one time cash fees for public awareness/investor relations of approximately $45,000 and a $5,023 decrease in stock based compensation.

Net Loss was $131,720 for the three months ended June 30, 2007 compared to a net loss of $119,889 for the same three months in 2006. The net loss for the six months ended June 30, 2007 includes stock based payments (non-cash) of $25,583 as compared to $42,309 for the comparable period of 2006. Net Loss was $260,546 for the six months ended June 30, 2007 compared to a net loss of $235,481 for the same six months in 2006. The net loss for the six months ended June 30, 2007 includes stock based payments (non-cash) of $51,166 as compared to $56,189 for the comparable period of 2006. It also includes a one time cash fee for public awareness/investor relations of approximately $45,000. No benefit for income taxes is provided for in 2007 and 2006 due to the full valuation allowance on the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The company had cash and cash equivalents of $1,037,262 at June 30, 2007. Cash used by operating activities for the six months ended June 30, 2007 was $(311,463). This resulted primarily from a net loss of $ 260,546 and a decrease in accounts payable of $73,300, partially offset by stock based compensation of $51,166.

The Company had cash and cash equivalents of $279,201 at June 30, 2006. Cash used by operating activities for the six months ended June 30, 2006 was $(119,034). This resulted primarily from a net loss of $(235,481), partially offset by decreased accounts receivable of $58,405 and stock based compensation of $64,314.

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

ITEM 2.           CHANGES IN SECURITIES.

         (a) Between January 1, 2007 and June 30, 2007, there were no sales of unregistered securities,
         (b) Rule 463 of the Securities Act is not applicable to the Company.
         (c) In the six months ended June 30, 2007, there were no repurchases by the Company of its Common Stock. However, 23,334 shares were cancelled by agreement with a former consultant in settlement of a dispute involving the number of shares the consultant was entitled to retain for services previously rendered.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Not applicable.

ITEM 5.  OTHER INFORMATION:

The Company has outstanding Class A Common Stock Purchase Warrants to purchase an aggregate of 737,000 shares of Common Stock, exercisable at $2.00 per share. The expiration date of the Class A Warrants has been extended to the close of business on September 28,2007.

ITEM 6.  EXHIBITS:

          Except for the exhibits listed below as filed herewith or unless Otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).


Exhibit
Number            Description
------            -----------
3.1               Articles of Incorporation filed March 26, 1998 (1)
3.2               Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3               Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4               Amended By-Laws (1)
10.1              Letter Employment Agreement - Michael Trepeta (2)
10.2              Letter Employment Agreement - Dean Julia (2)
10.3              Amendment to Employment Agreement - Michael Trepeta (3)
10.4              Amendment to Employment Agreement - Dean L. Julia (3)
11.1              Statement  re:  Computation  of per share  earnings.  See  Statement of  Operations  and Notes to
                  Financial Statements
14.1              Code of Ethics/Code of Conduct (3)
31.1              Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (6)
31.2              Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (6)
32.1              Chief Executive Officer Section 1350 Certification (6)
32.2              Chief Financial Officer Section 1350 Certification (6)
99.1              2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2              Form of Class A Warrant (2)
99.3              Form of Class B Warrant (2)
99.4              Amendment to 2005 Plan (4)
99.5              Release - 2007 Second Quarter Results of Operations (6)
99.6              Form of Class C Warrant (5)
_____________

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

                                                ACE MARKETING & PROMOTIONS, INC.



Date:  August 9, 2007                           By: /s/ Dean L. Julia
                                                    ----------------------------
                                                    Dean L. Julia,
                                                    Chief Executive Officer


Date: August 9, 2007                            By: /s/ Sean McDonnell
                                                    ----------------------------
                                                    Sean McDonnell,
                                                    Chief Financial Officer