Form 10QSB
period 2007-09-30
ACE MARKETING & PROMOTIONS INC
filed 2007-11-08
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

                                 Yes [ ] No [X]

As of November 6, 2007, the registrant had a total of 8,021,615 shares of Common Stock outstanding.

                        ACE MARKETING & PROMOTIONS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed Balance Sheet as of September 30, 2007                  3

            Condensed Statements of Operations for the three and
              nine months ended September 30, 2007 and 2006                   4

            Condensed Statements of Cash Flows for the nine months
              ended September 30, 2007 and 2006                               5

            Notes to Condensed Financial Statements                           6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        109

   Item 3.  Controls and Procedures                                          14

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                15

   Item 2.  Changes in Securities                                            15

   Item 3.  Defaults Upon Senior Securities                                  15

   Item 4.  Submissions of Matters to a Vote of Security Holders             15

   Item 5.  Other Information                                                15

   Item 6.  Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                   17

                                PART I. FINANCIAL INFORMATION

                              ACE MARKETING & PROMOTIONS, INC.

CONDENSED BALANCE SHEET (UNAUDITED)
-------------------------------------------------------------------------------------------
SEPTEMBER 30, 2007
-------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                    $    938,506
  Accounts receivable, net of allowance for doubtful accounts of $10,000          1,005,257
  Prepaid expenses and other current assets                                         101,225
                                                                               ------------
Total Current Assets                                                              2,044,988

Property and Equipment, net                                                          39,040
Other Assets                                                                          7,745
                                                                               ------------
Total Assets                                                                   $  2,091,773
                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                             $    373,032
  Accrued expenses                                                                  251,523
                                                                               ------------
Total Current Liabilities                                                           624,555
                                                                               ------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.0001 par value; 25,000,000 shares authorized
    8,040,863 shares issued and outstanding                                             804
  Preferred stock $.0001 par value: 500,000 shares authorized
    no shares outstanding                                                                 -
  Additional paid-in capital                                                      3,563,144
  Accumulated deficit                                                            (2,065,229)
  Less: Treasury Stock, at cost, 23,334 shares                                      (31,501)
                                                                               ------------
Total Stockholders' Equity                                                        1,467,218
                                                                               ------------
Total Liabilities and Stockholders' Equity                                     $  2,091,773
                                                                               ============



-------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.



                                         ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                        2007            2006            2007            2006
----------------------------------------------------------------------------------------------------------------

Revenues, net                                       $  1,639,182    $  1,357,655    $  4,322,848    $  3,521,251
Cost of Revenues                                       1,050,799         918,632       2,876,397       2,448,096
                                                    ------------    ------------    ------------    ------------
  Gross Profit                                           588,383         439,023       1,446,451       1,073,155
                                                    ------------    ------------    ------------    ------------

Operating Expenses:
  Selling, general and administrative expenses           869,277         459,791       2,004,185       1,330,275
                                                    ------------    ------------    ------------    ------------
Total Operating Expenses                                 869,277         459,791       2,004,185       1,330,275
                                                    ------------    ------------    ------------    ------------

Loss from Operations                                    (280,894)        (20,768)       (557,734)       (257,120)
                                                    ------------    ------------    ------------    ------------

Other Income (Expense):
  Interest expense                                            (1)              -             (44)              -
  Interest income                                          5,731           1,482          22,068           2,353
                                                    ------------    ------------    ------------    ------------
Total Other Income (Expense)                               5,730           1,482          22,024           2,353
                                                    ------------    ------------    ------------    ------------

Loss Before Provision for Income Taxes                  (275,164)        (19,286)       (535,710)       (254,767)

Provision for Income Taxes                                     -               -               -               -
                                                    ------------    ------------    ------------    ------------

Net Loss                                            $   (275,164)   $    (19,286)   $   (535,710)   $   (254,767)
                                                    ============    ============    ============    ============

Net Loss Per Common Share:

  Basic                                             $      (0.03)   $          -    $      (0.07)   $      (0.04)
                                                    ============    ============    ============    ============

  Diluted                                           $      (0.03)   $          -    $      (0.07)   $      (0.04)
                                                    ============    ============    ============    ============

Weighted Average Common Shares Outstanding:

  Basic                                                8,015,708       7,389,442       8,018,885       6,859,859
                                                    ============    ============    ============    ============

  Diluted                                              8,015,708       7,389,442       8,018,885       6,859,859
                                                    ============    ============    ============    ============


----------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.



                              ACE MARKETING & PROMOTIONS, INC.

Condensed Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                    2007            2006
-------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                                     $   (535,710)   $   (254,767)
                                                               ------------    ------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                     3,940           3,151
    Stock-based payments                                            354,853          87,135
    Changes in operating assets and liabilities:
      (Increase) decrease in operating assets:
        Accounts receivable                                        (283,271)        (61,399)
        Prepaid expenses and other assets                           (55,795)        (48,619)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                       127,439          73,522
        Customer deposits                                                 -         (98,000)
                                                               ------------    ------------
  Total adjustments                                                 147,166         (44,210)
                                                               ------------    ------------
Net Cash Used in Operating Activities                              (388,544)       (298,977)
                                                               ------------    ------------

Cash Flows from Investing Activities:
  Proceeds from private placement, net                                    -       1,200,670
  Acquisition of property and equipment                             (26,081)              -
                                                               ------------    ------------
Net Cash (used in) Provided by Financing Activities                 (26,081)      1,200,670
                                                               ------------    ------------

Net Decrease (Increase) in Cash and Cash Equivalents               (414,625)        901,693
Cash and Cash Equivalents, beginning of period                    1,353,131         398,235
                                                               ------------    ------------
Cash and Cash Equivalents, end of period                       $    938,506    $  1,299,928
                                                               ============    ============


-------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.


                                              5

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

The Condensed Balance Sheet as of September 30, 2007, the Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and the Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2006.

The result of operations and cash flows for the three and/or nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

2.   EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 3,679,000 and 3,304,000 because they are antidilutive as a result of a net loss for the nine months ended September 30, 2007 and 2006.

3.   STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company accounts for stock-based compensation with its employees in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Stock options and warrants issued in exchange for non-employee services pursuant to the provisions of FAS 123(R), Emerging Issues Task Force ("EITF") 96-3 and EITF 96-18 are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable

The Company's results for the three and nine month periods ended September 30, 2007 and 2006 include share-based compensation expense totaling approximately $304,000 and $23,000 and $355,000 and $87,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006:

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                              2007         2006         2007         2006
                                                           ----------   ----------   ----------   ----------

Employee stock-based compensation - option grants          $  270,865   $   12,131   $  296,593   $   36,621
Employee stock-based compensation - stock grants               12,000            -       12,000            -
Non-Employee stock-based compensation - option grants          12,721       10,690       38,160       50,513
Non-Employee stock-based compensation - stock grants            8,100            -        8,100            -
                                                           ----------   ----------   ----------   ----------
Total                                                      $  303,686   $   22,821   $  354,853   $   87,134
                                                           ==========   ==========   ==========   ==========

     STOCK OPTION PLAN

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

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


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

The weighted average assumptions made in calculating the fair values of options granted during the three and nine months ended September 30, 2007 and 2006 are as follows:

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                  2007        2006          2007        2006
                                  ----        ----          ----        ----
Expected volatility              58.23%         -          58.23%      25.00%
Expected dividend yield              -          -              -           -
Risk-free interest rate           4.15%         -           4.15%       5.02%
Expected term (in years)         10.00          -          10.00        5.00

The following table represents the activity under our stock option plan :

                                                                         Weighted
                                                           Weighted      Average
                                                            Average      Remaining      Aggregate
                                                           Exercise     Contractual     Intrinsic
                                              Share          Price         Term           Value
----------------------------------------------------------------------------------------------------
Outstanding, January 1, 2007                1,921,222       $ 1.17
Granted                                       300,000       $ 1.20
Exercised                                           -
Forfeited                                           -
                                         ------------
Outstanding, September 30, 2007             2,221,222       $ 1.18         6.00        $   111,922
                                         ============

Options exercisable, September 30, 2007     1,652,247       $ 1.13         6.56        $    93,945
                                         ============

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2007 was $0.86 and $0.86, respectively. The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $0.00 and $0.57, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $1.10 closing price of the Company's common stock on September 28, 2007.

As of September 30, 2007, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $135,800. Unamortized compensation cost as of September 30, 2007 is expected to be recognized over a remaining weighted-average vesting period of 3.25 years.

Additionally, the Plan provides for the granting of restricted or non-restricted share awards. During the nine months ended September 30, 2007, the Company awarded 7,500 shares of non-restricted common stock to certain employees. The weighted average fair value of these awards as of the date of grant was $1.60 per share. Compensation expense associated with non-restricted shares is recognized on the date of grant, compensation expense associated with restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. The Company recognized $12,000 of expense for the three and nine months ended September 30, 2007 in connection with stock awards. There were no stock awards in the three and nine months ended September 30, 2006. There are no unvested stock awards as of September 30, 2007.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

4.   TRANSACTIONS WITH MAJOR CUSTOMER

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral.

For the three and nine months ended September 30, 2007 and 2006, revenue from one customer accounted for approximately 31.3% and 25.9%, 37.7 % and 26.3%, respectively of total revenue.

5.   TREASURY SHARES

In April 2007, in connection with a settlement arrangement with a former sales agent, the Company received 23,334 shares of its common stock from the sales agent. The shares have been recorded at their fair value on the date of receipt and presented as treasury shares.

6.   EMPLOYMENT CONTRACTS

On August 22, 2007 the Company extended the employment contracts of two officers. The extensions are on terms similar to the initial contracts and expire on February 28, 2011, except that the extensions contain one year severance pay as defined.

7.   CONSULTING AGREEMENT

During the three and nine months ended September 30, 2007, the Company issued 5,000 shares of common stock to a consultant in exchange for financial and marketing services. The services were recorded equal to the value of the shares and an expense of $8,100 is included in selling, general and administrative for the three and nine months ended September 3, 2007.

8.   SUBSEQUENT EVENTS - WARRANTS

On October 8, 2007, the Company's Board of Directors approved the extension of the expiration date of the Company's Class A Warrants to January 2, 2008.

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

OVERVIEW

     We are a full service promotional marketing and distribution company offering a wide array of business solutions. Ace has grown organically through referrals based on its high quality service and external financings to support our growth. We are also expanding through hiring leading independent salespersons who are well supported by the Ace proprietary business structure. By offering more services and solutions to our customers, new recruits will have the ability to expand their present business by simply making the move to Ace. Upon integrating their client base into our system they too become trusted advisors that provide integrated business solutions instead of a commodity based promotional product salesperson.

     These achievements position us to accelerate growth through potential acquisition and consolidation of other companies as well as simply recruiting experienced salespeople. In the event a company is acquired by us, of which no assurances can be given in this regard, the new clients would all be introduced to the additional services that are now available in our promotional marketing model.

     We have effectively carved out a niche for Ace. Marketing and branding companies create an image and direction for clients. Ad agencies develop print, TV, radio and other campaigns aimed at goals of recruiting and introducing new products or services. Traditional promotional product companies offer imprinted merchandise and apparel. Ace finds itself in a position of providing value added services that compliment those of the ad agency, as well as branding and marketing companies while at the same time far exceeding the capabilities of a standard promotional products distributor.

     We expect our revenues to grow as economic conditions in the United States continue to improve, by adding additional in-house and independent sales representatives to our sales network. While one or more acquisitions of other distributors will also be considered by Management, we can provide no assurances that one or more acquisitions of other distributors will be completed on terms satisfactory to us, if at all.

Recently Issued Accounting Pronouncements
-----------------------------------------

Reference is made to the Notes to Financial Statements for a description of certain recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Three Months Ended September 30,:                    2007            2006
--------------------------------                 ------------    ------------

Revenue                                          $  1,639,182    $  1,357,655

Cost of Revenue                                     1,050,799         918,632
                                                 ------------    ------------
Gross Profit                                          588,383         439,023
Selling, general & Administrative expenses            869,277         459,791
                                                 ------------    ------------
Loss from operations                                 (280,894)        (20,768)
                                                 ============    ============

Nine Months Ended September 30,:                      2007            2006
-------------------------------                  ------------    ------------

Revenue                                          $  4,322,848    $  3,521,251

Cost of Revenue                                     2,876,397       2,448,096
                                                 ------------    ------------
Gross Profit                                        1,446,451       1,073,155
Selling, general & Administrative expenses          2,004,185       1,330,275
                                                 ------------    ------------
Loss from operations                                 (557,734)       (257,120)
                                                 ============    ============

We generated revenue of $1,639,182 in the three months ended September 30, 2007 compared to $1,357,655 in the same three month period ending September 30, 2006. We generated revenue of $4,322,848 in the nine months ended September 30, 2007 compared to $3,521,251 in the same nine month period ending September 30, 2006. The increases in revenue of $281,527 or 20.7% in the three months ended September 30, 2007 and $801,597 or 22.8% in the nine months ended September 30, 2007 as compared to the comparable periods of 2006 are primarily due to our utilizing additional sales representations to obtain additional customers and our new and existing customers buying products with higher average prices.

Cost of revenue was $1,050,798 or 64.1% of revenue in the three months ended September 30, 2007 compared to $918,632 or 67.7% of revenues in the same three months of 2006. Cost of revenue was $2,876,397 or 66.5% of revenues in the nine months ended September 30, 2007 compared to $2,447,724 or 69.5% of revenue in the same nine months of 2006. Cost of revenue includes purchases and freight costs associated with the shipping of merchandise to our customers. Increases in cost of revenues in 2007 as compared to 2006 are related to an increase in revenue.

Gross profit was $588,383 in the three months ended September 30, 2007 or 35.9% of net revenue compared to $439,023 in the same three months of 2006 or 32.3% of revenue. Gross profit was $1,446,451 in the nine months ended September 30, 2007 or 33.5% of net revenue compared to $1,073,527 in the same nine months of 2006 or 30.5% of revenues. Increased margins were primarily attributable to Ace retaining a sales coach to assist its sales representatives with techniques to sell products at higher prices as trusted advisors. Gross profit will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items, costs of freight which are passed onto our customers and the volume of product sold.

Selling, general, and administrative expenses were $869,277 in the three months ended September 30, 2007 compared to $459,791 in the same three months of 2006. Selling, general, and administrative expenses were $2,004,185 in the nine months ended September 30, 2007 compared to $1,330,275 in the same nine months of 2006. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. For the three months ended September 30, 2007, the overall increase of $409,486 was primarily due to a $99,420 increase in salaries, commissions and other compensation paid to our employees to sustain our growth and a $280,865 increase in stock based compensation. For the nine months ended September 30, 2007, the overall increase of $673,910 was primarily due to a $290,569 increase in salaries, commissions and other compensation paid to our employees to sustain our growth, one time cash fees for public awareness/investor relations of approximately $45,000 and a $267,719 increase in stock based compensation.

For the three months ended September 30, 2007 we incurred a loss before income taxes of $275,164 as compared to a loss before income taxes of $19,286 for the same three months in 2006. The increase in the pre-tax loss for the three month period ended September 30, 2007 as compared to the comparable period in 2006 is primarily attributable to an increase in stock based payments (non-cash) of approximately $281,000, which was as a result of grants to certain officers of the Company for a bonus in connection with extension of employment contracts. For the nine months ended September 30, 2007 we incurred a loss before income taxes of $535,710 as compared to a loss before income taxes of $254,767 for the same nine months in 2006. The increase in the pre-tax loss for the nine month period ended September 30, 2007 as compared to the comparable period in 2006 is primarily attributable to an increase in stock based payments (non-cash) of approximately $268,000, which was as a result of grants to certain office rs of the Company for a bonus in connection with extension of employment contracts. It also includes a one time cash fee for public awareness/investor relations of approximately $45,000.

Our results of operations for the three and nine months ended September 30, 2007 were significantly impacted as a result of a non-recurring (non-cash) stock option grant to certain officers of the Company in consideration of extending their employment contract. The option grant resulted in a charge of approximately $260,000 to the three and nine month periods ended September 30, 2007. Our stock-based payments to employees and consultants can vary period to period based upon the terms of the underlying grants. For comparison purposes, the three months ended September 30, 2007 and 2006, income before income taxes, excluding stock-based payments of $303,686 and $22,821, was $28,522 and $3,535, respectively, and for the nine months ended September 30, 2007 and 2006, (loss) before income taxes, excluding stock-based payments of $354,853 and $87,134, was ($108,857) and ($167,633), respectively.

No benefit for income taxes is provided for in 2007 and 2006 due to the full valuation allowance on the net deferred tax assets as a result of the uncertainty of the future realization of deferred tax assets. As a result our pre-tax loss and net loss are the same.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $938,506 at September 30, 2007. Cash used by operating activities for the nine months ended September 30, 2007 was $(388,544). This resulted primarily from a net loss of $(537,710), an increase in accounts receivable of $(283,271) and an increase in accounts payable and accrued expenses of $127,439 partially offset by stock based payments of $354,853.

The Company had cash and cash equivalents of $1,299,928 at September 30, 2006. Cash used by operating activities for the nine months ended September 30, 2006 was $(298,977). This resulted primarily from a net loss of $(254,767), an increase in accounts receivable of $(61,399), decrease in customer deposits of $(98,000), offset by an increase in accounts payable and accrued expenses of $73,522 and stock based compensation of $87,135.

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

All investors who purchased Units in the Offering have the following additional rights:

     o REGISTRATION RIGHTS - On December 21, 2006, we obtained an effective Registration Statement to register the resale of 951,575 shares of our Common Stock and 475,788 shares of our Common Stock underlying a like number of Class C Warrants. The Registration Statement became stale on September 21, 2007 and we are in the process of updating the Registration Statement (and accompanying Prospectus) and intend to file an amended Registration Statement with the SEC.

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

ITEM 2.  CHANGES IN SECURITIES.

     (a) Between January 1, 2007 and September 30, 2007, there were no sales of unregistered securities, except as indicated in the table below:

----------------------------------------------------------------------------------------------------------------------
                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER
                                                 DISCOUNTS TO MARKET                           IF OPTION, WARRANT OR
                                                 PRICE OR CONVERTIBLE      EXEMPTION FROM      CONVERTIBLE SECURITY,
DATE OF        TITLE OF          NUMBER          SECURITY, AFFORDED TO     REGISTRATION        TERMS OF EXERCISE OR
SALE           SECURITY          SOLD            PURCHASERS                CLAIMED             CONVERSION
----------------------------------------------------------------------------------------------------------------------
July 2007      Common Stock      7,500 shares    Services rendered; no     Section 4(2) of     Not applicable.
                                                 commissions paid          the Securities Act
----------------------------------------------------------------------------------------------------------------------
July 2007      Common Stock      4,086 shares    Cancellation of 8,671     Section 3(a)9 of    Not applicable.
                                                 warrants on a cashless    the Securities Act
                                                 basis
----------------------------------------------------------------------------------------------------------------------

     (b)  Rule 463 of the Securities Act is not applicable to the Company.

     (c) In the nine months ended September 30, 2007, there were no repurchases by the Company of its Common Stock. However, 23,334 shares were cancelled by agreement with a former consultant in settlement of a dispute involving the number of shares the consultant was entitled to retain for services previously rendered.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     Not applicable.

ITEM 5.  OTHER INFORMATION:

The Company has outstanding Class A Common Stock Purchase Warrants to purchase an aggregate of 737,000 shares of Common Stock, exercisable at $2.00 per share. The expiration date of the Class A Warrants has been extended to the close of business on January 2, 2008.

ITEM 6.  EXHIBITS:

Except for the exhibits listed below as filed herewith or unless Otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).

Exhibit
Number    Description
------    -----------

3.1       Articles of Incorporation filed March 26, 1998 (1)
3.2       Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4       Amended By-Laws (1)
10.1      Letter Employment Agreement - Michael Trepeta (2)
10.2      Letter Employment Agreement - Dean Julia (2)
10.3      Amendment to Employment Agreement - Michael Trepeta (3)
10.4      Amendment to Employment Agreement - Dean L. Julia (3)
10.5      Further Amendment to Employment Agreement - Michael Trepeta (7)
10.6      Further Amendment to Employment Agreement - Dean Julia (7)
11.1 Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1      Code of Ethics/Code of Conduct (3)
31.1      Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (6)
31.2      Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (6)
32.1      Chief Executive Officer Section 1350 Certification (6)
32.2      Chief Financial Officer Section 1350 Certification (6)
99.1      2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2      Form of Class A Warrant (2)
99.3      Form of Class B Warrant (2)
99.4      Amendment to 2005 Plan (4)
99.5      Release - 2007 Third Quarter Results of Operations (6)
99.6      Form of Class C Warrant (5)

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

(6)  Filed herewith.

(7)  Incorporated by reference to Registrant's Form 8-K dated September 21,
     2007.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACE MARKETING & PROMOTIONS, INC.



Date: November 8, 2007                   By: /s/ Dean L. Julia
                                             -----------------------------------
                                             Dean L. Julia,
                                             Chief Executive Officer


Date: November 8, 2007                   By: /s/ Sean McDonnell
                                             -----------------------------------
                                             Sean McDonnell,
                                             Chief Financial Officer