Form 10KSB
period 2007-12-31
ACE MARKETING & PROMOTIONS INC
filed 2008-03-31
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

{X}              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Securities registered pursuant to Section 12 (g) of the Act:
------------------------------------------------------------
Common Stock, $.0001 Par Value
------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

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

State issuer's revenues for its most recent fiscal year: $5,665,413.

As of March 24, 2008, the number of shares held by non-affiliates was approximately 3,790,000 shares. The approximate market value based on the last sale (i.e. $.75 per share as of March 24, 2008) of the Company's Common Stock was approximately $2,842,500.

             The number of shares outstanding of the Registrant's Common Stock, as of March 24, 2008 was 8,101,615.

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

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------


COMPANY OVERVIEW

         Ace Marketing & Promotions, Inc. (the "Company" or "Ace") is a full service promotional marketing company offering a wide array of business solutions. These solutions include: fulfillment and warehousing, incentives and rewards programs, importing, e-commerce and web design, printing and forms management, database management and branded merchandise. Although we offer several business solutions, our core business still remains to be distributing advertising specialties and promotional items manufactured by others to our customers typically with our customers' logos on them. Several of our customer categories include large corporations, local schools, universities, financial institutions, hospitals and not-for-profit organizations. Our promotional products are a useful, practical, informative, entertaining, and/or decorative item, most often imprinted with the sponsoring advertiser's name, logo, slogan or message, and typically retained and appreciated by the end recipients who receive them, in many cases free of charge in marketing and communication programs.

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

ACE ADVANTAGES

         Ace presently has over 2000 customer accounts ranging from Fortune 500 companies to local schools and small businesses. We have built our business around the concept of high quality innovative branded merchandise, competitive pricing, and consistently superior customer service. Our operational platform, using top-line technology, is designed for economies of scale and ensures superior relations with major industry suppliers. The platform also provides superior support to an expanding team of experienced, well-connected salespeople who are key to acquiring new business.

         The major advantage we hold over most companies in the promotional product industry is the ability to provide integrated business solutions to its customers as trusted advisors. The majority of companies in the promotional product industry offer only branded merchandise, whereas, we offer solutions in:

                  o        Branded Merchandise;
                  o        Importing;
                  o        Incentive / Rewards programs;
                  o        Printing / Forms Management;

                  o        Fulfillment / Warehousing;
                  o        E-commerce / Website Design; and
                  o        Database Management / Integrated Marketing Solutions.

         The ability to offer multiple solutions and integrate them is what separates us from the average promotional product distributor. Where nearly all of the competition continues to be viewed as commodity based "order takers", our solutions based services deepen the relationship with our clients as our sales consultants become trusted advisors and Ace becomes a valued business partner.

POSITIONED FOR GROWTH

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

BUSINESS STRATEGY

         Ace's growth to date is based on a scalable corporate structure, using top-of-the-line technology, to create advantages over most small distributors by:

         o Quickly targeting the best products and prices to meet a client's needs;
         o Providing in-house art capabilities for rapidly customizing merchandise;
         o Providing fulfillment and warehousing services for inventory or custom programs,
         o Providing research, consulting and design services to our customers;
         o        Offering direct overseas importing for large quantities;
         o Providing incentive and reward programs for both customers and employees;
         o        Providing full service print and forms management solutions;
         o Providing full e-commerce solutions, including company stores and website design;

         o Managing purchase orders consistently from query to final order;
         o Tracking shipments effectively regardless of size or the overseas location of the supplier; and
         o Offering database management software, which integrates with each service offered and allows the customer the ability to quantify the results of any given marketing campaign or promotion.

         In addition, Ace offers a wide array of services not offered by most distributors. These additional services allow our salespeople the opportunity to open new doors and create more sales with both new and old customers. By providing all the necessary back-office support, these efficiencies also free salespersons to focus on selling. The in-house computer system allows access from off-site, enabling sales staff to operate from any location.

ACE MOBILE MARKETING

         In February 2008, we entered into an agreement with Blue Bite, LLC, a distributor of Wilico Wireless Networking Solutions, SA (hereinafter referred to as "Blue Bite"), to become an authorized provider and reseller in the United States of mobile advertising solutions, in the Mobile Advertising & Proximity Marketing Industry.

         Management believes that proximity marketing has unlimited marketing possibilities to thousands of different businesses. Proximity marketing is the localized wireless distribution of advertising content associated with a particular place. If we place a Blue Bite proximity transmitting box in a location of an advertiser/business, transmissions (messages) will be sent to and received by cell phones and PDA's equipped with Bluetooth technology within approximately 100 meters of a marketing broadcast. A person receiving the transmission can elect to download the transmission, read the message and potentially act upon the message sent by the advertiser.
The message will remain on the cell phone or PDA until proactively removed by the user. The user also has the ability to forward the message to other users, which generates multiple views over an extended period of time.

         Management believes that advertisers are constantly seeking new measurable media channels that can accurately target and engage key consumer segments, and deliver compelling, relevant content that can be enjoyed for what it is, shared with friends, interactively engaged with or commercially acted upon instantaneously. All messages received by the public are free of charge meaning there is no charge on any content a consumer downloads. We will enable our advertising customers to promote their business by sending still images, animated images, audio files, video clips, text files, promotional or discount contents, bar codes, mobile games and java applications and business card files. We can also send live data such as news and sports updates to targeted mobile phones.

         Management believes that proximity marketing is completely spam-free and compliant with all applicable governmental regulations. It asks the users if they would like to receive the content. It tracks how many people accept and reject the content, providing the sender with a detailed time and date for every transmission. The system maintains a unique Bluetooth ID assigned to each device, and therefore will not send users the same advertisement more than once, and if rejected will not contact the user again.

         The ABI Research report published in January 2008 on mobile marketing refers to the industry as still being in its "wild west" years but forecasts it will settle down and become a $24 billion slice of the worldwide marketing and advertising pie by 2013. It estimates there was about $1.8 billion spent in 2007 on all forms of mobile marketing.

         Ace intends to market its Blue Bite proximity boxes under the name "Ace Mobile Marketing" as a premiere mobile technology. This will allow Ace to create a new channel in the mobile marketplace for existing brands and marketers to leverage the inherent strengths of mobile advertising. Ace has formed a new wholly-owned subsidiary under the name Ace Mobile Marketing, Inc. to market its new services to clients.

         Ace also plans to leverage the technology to develop niche vertical sites. These services will be scalable for both large and small businesses to monetize high traffic areas. Additionally, the platform shall be dynamically scalable for worldwide partnerships, where a multi-location business will be able to send a different marketing campaign for each demographic. Ace has loaned Blue Bite $50,000 pursuant to a Note (due March 1, 2009) convertible at Ace's option into a 10% ownership interest of Blue Bite. At the time of conversion, Ace would also have to deliver to Blue Bite $75,000 in fair market value of its restricted Common Stock as additional consideration.

THE MARKET

         There are thousands of different types and styles of promotional products. In many cases, it is even possible to obtain custom items that are not found in any catalog. According to The Counselor - State of the Industry 2006 Survey, which is available online at no cost to the public at www.thecounselor.net, the most popular promotion products sold in 2006 were the following:

                  o Wearables (which also accounts for one- third of the overall industry revenue);
                  o        writing instruments;
                  o        glassware and ceramics;
                  o        desk/office/business accessories;
                  o        calendars;
                  o        Bags
                  o        Caps and headwear
                  o        recognition awards/trophies; and
                  o        Sporting goods.

         According to the Promotional Products Association International, which is available online at no cost to the public at www.ppai.com/MediaInformation/Industry/Statistics/SalesVolumeEstimates/, promotional product distributor's sales were $5.13 billion in 1991, with steady increases in sales until they reached $17.85 billion in 2000. Promotional Product sales then declined to $16.55 billion in 2001, $15.63 billion in 2002, increased to $16.34 billion in 2003, to $17.3 billion in 2004 and to $18.6 in 2006. A revitalized economy, increased competition in the marketplace, and a trend toward integrated and targeted marketing strategies has contributed to this growth. Integrated marketing campaigns involve not only advertising, but also sales promotions, internal communications, public relations, and other disciplines. The objectives of integrated marketing are to promote products and services, raise employee awareness, motivate personnel, and increase productivity through a wide array of methods including extensive use of promotional products.

DISTRIBUTORS

         According to the Promotional Products Association International, which is available online at no cost to the public at www.ppai.com/MediaInformation/ Instustry/Statatistics/SalesVolumeEstimates/, with no single company dominating the market, the promotional products industry is highly fragmented with 20,350 distributors in the industry with revenues of less than $2.5 million and 947 distributors with revenues of $2.5 million or more. According to The Counselor - State of the Industry 2007 Survey, the top ten distributors in our industry are believed to have sales of between $131 million and $240 million for 2006. Wearguard-Crest Co., Corporate Express Promotional Marketing, Proforma Inc., Group II Communications and Bensussen Deutsch & Associates, Inc. are the top five distributors with 2006 sales of $240 million, $235 million, $228 million, $222 million and 199 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

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

         o        education: schools, seminars;
         o financial: banks, savings and loans, credit unions, stock brokers;
         o        health care: hospitals, nursing homes, clinics;
         o        not-for-profit organizations;
         o        construction: building trades and building supplies;
         o        government: public offices, agencies, political candidates;
         o        trade, professional associations and civic clubs;
         o        real estate: agents, title companies and appraisers;
         o        automotive: manufacturers, dealers, parts suppliers; and
         o        professionals: doctors, lawyers, cpa's, architects.

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

SERVICING OUR CUSTOMERS

         The major advantage we hold over most companies in the promotional product industry is the ability to provide integrated business solutions to its customers as trusted advisors. The majority of companies in the promotional product industry offer only branded merchandise, whereas, we offer solutions in:

                  o        Branded Merchandise
                  o        Importing
                  o        Incentive / Rewards programs
                  o        Printing / Forms Management
                  o        Fulfillment / Warehousing
                  o        E-commerce / Website Design
                  o        Database Management / Integrated Marketing Solutions

         We have built our distribution business around the concept of reliability, quality, innovative and custom promotional products at competitive prices while maintaining a high level of customer service and good relationships with industry suppliers. Our research licensed software technology, that we purchased from an outside vendor and is available for licensing to other distributors in the industry, affords us the ability to locate and purchase industry product in an efficient manner rather than to have to manually research products through hundreds of catalogs and/or reference books. Our in-house art capabilities through our salaried employees make us a "one stop shop" for custom merchandise and provide our customers with comfort in knowing logo modifications will not delay valuable production days on tight turn-around projects. Our in-house art department consists of two employees who work on Apple computers using licensed software programs such as Illustrator, Photoshop and Quark to create new logos or manipulate current ones. These logos are then sent to the supplier who arranges to put them on the product whether internally or through an outside source in one of the following manners:

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

OUR DISTRIBUTION AND MARKETING STRATEGY

         Key elements of our distribution and marketing strategy are:

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

   o MAINTAIN A COMPETITIVE GROSS PROFIT PERCENTAGE ON ALL SALES ORDERS. For the years ended December 31, 2007, 2006, 2005 and 2004, our gross profit percentage was 32.6%, 29.4%, 32.1% and 29% , respectively. According to The Counselor - State of the Industry 2006 Survey, the average reported gross profit margin for distributors during 2000 through 2005 ranged from 32.5% to 33.8%.

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

         As of the date hereof, there is no firm agreement to acquire any company or distributor and there can be no assurances given that our plans will be realized to grow through acquisitions of one or more distributors or, if successful, that any acquisitions can be profitably integrated into our company's operations.

JOINT MARKETING AND SALES AGREEMENT  WITH ATRIUM ENTERPRISES

         We have entered into a Joint Marketing and Sales Agreement with Atrium Enterprises, a leader in the motivational, incentive and rewards industry, whereby we have received the exclusive rights to market and sell a customized version of Atriums technology platform called, WWW.EXPERIENCETHEREWARDS.COM. In addition, Atrium provides its sales services to us on an exclusive basis in our business which consists of selling promotional products, print sales and the like to Atrium's clients.

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

         According to The Counselor - State of the Industry 2006 Survey, the top ten distributors in our industry are believed to have sales of between $113.8 million and $229 million for 2005. Corporate Express Promotional Marketing, Wearguard-Crest Co., Proforma Inc., Group II Communications and American Identity are the top five distributors with 2005 sales of $229 million, $224 million $202 million, $186 million and 180.0 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

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

EMPLOYEES

         As of March 24, 2008, we had 12 full time employees, including two executive officers who provide in-house sales, our Chief Financial Officer, two part-time support staff employees and eight sales representatives of which four are employees who provide services on an exclusive basis and four additional persons who provide services to us on a non-exclusive basis as independent consultants.

         We have an agreement with Aon Consulting, a division of Aon Corporation, whereby Aon will recruit up to 50 additional salespeople for Ace. Aon is seeking to implement a targeted national recruiting campaign to help us attract top producing industry experienced sales talent generating at least $400,000 in annual revenue. As of the filing date of this Form 10-KSB, this recruiting plan has not been implemented as Ace will require additional financing estimated at $2,000,000 to support the hiring of a substantial number of additional personnel.

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


                         RISKS RELATING TO OUR BUSINESS

THE PROMOTIONAL PRODUCTS DISTRIBUTION INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

         We compete with over 20,000 distributor companies. Some of our competitors have greater financial and other resources than we do which could allow them to compete more successfully. Most of our promotional products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products which we would then be unable to market and may provide business solutions related to promotional products competitive with those provided by us. Industry consolidation among promotional products distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition. In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.

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

OUR FUTURE PERFORMANCE IS MATERIALLY DEPENDENT UPON OUR MANAGEMENT AND THEIR ABILITY TO MANAGE OUR GROWTH.

         Our future success is substantially dependent upon the efforts and abilities of members of our existing management, particularly Dean L. Julia, Chief Executive Officer and Michael Trepeta, President. The loss of the services of Mr. Julia or Mr. Trepeta could have a material adverse effect on our business. We have an employment agreement with each of Messrs. Julia and Mr. Trepeta expiring February 28, 2011. However, we lack "key man" life insurance policies on any of our officers or employees. Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel. Our management personnel is currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

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

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

         The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

    o The publication of earnings estimates or other research reports and speculation in the press or investmentcommunity;

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

         In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 4,890,995 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         Our principal executive offices are located at 457 Rockaway Avenue, Valley Stream, NY 11581. We currently lease approximately 4,000 square feet of office space at this facility at an annual cost of approximately $57,000 pursuant to a month-to-month lease. We are currently exploring our options of obtaining a new location and/or entering into a long-term lease at our current facility. We also lease approximately 2,000 square feet of space at an annual cost of approximately $31,000 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

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

         QUARTERS ENDED                                      HIGH        LOW
         -------------------------------------------------------------------

         June 30, 2005......................................$3.50      $ .50
         September 30, 2005................................. 2.00        .50
         December 31, 2005.................................. 2.00        .57
         March 31, 2006..................................... 1.80       1.70
         June 30, 2006...................................... 2.25       2.25
         September 30, 2006................................. 2.25       2.15
         December 31, 2006.................................. 2.25       1.46
         March 31, 2007..................................... 2.05       1.32
         June 30, 2007...................................... 1.95       1.25
         September 30, 2007................................. 2.00        .86
         December 31, 2007.................................. 1.45        .65

         The closing sales price on March 24, 2008 was $.75 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

         In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be 4,890,995 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations.

Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

         Currently, we have outstanding Class A and Class B warrants to purchase 837,000 restricted shares of our common stock exercisable at a price of $2.00 per share through April 1, 2008. In the event that all of the warrants are exercised, of which there can be no assurances given, an additional 837,000 shares of restricted common stock will be issued and may be resold pursuant to Rule 144 after a holding period of at least six months, unless we elect to voluntarily register the resale of the shares issuable upon exercise of the warrants for earlier sale. No registration rights were granted in connection with the issuance of said warrants.

         Between July 20, 2006 and November 30, 2006, we sold 951,575 shares of common stock at a purchase price of $1.75 per share and Class C warrants to purchase 475,788 shares at an exercise price of $1.75 per share. We also issued to the placement agent and its designees 139,680 shares of common stock and placement agent warrants to purchase 95,160 shares exercisable at a price of $1.00 per share. We registered the resale of the 951,575 shares of common stock sold to these investors, including the 475,788 shares issuable upon exercise of the Class C warrants.

         As of March 24, 2008, there were 83 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004.

DIVIDEND POLICY
---------------

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

         Since January 2007, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER
                                                 DISCOUNTS TO MARKET                           IF OPTION, WARRANT OR
                                                 PRICE OR CONVERTIBLE      EXEMPTION FROM      CONVERTIBLE SECURITY,
                 TITLE OF                        SECURITY, AFFORDED TO     REGISTRATION        TERMS OF EXERCISE OR
DATE OF SALE     SECURITY       NUMBER SOLD      PURCHASERS                CLAIMED             CONVERSION
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
February 2007    Common         70,000 shares    Services rendered; no     Section 4(2)        Not applicable.
                 Stock                           commissions paid
                 Options
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------


                                      -21-






---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
July 2007        Common Stock   12,500 shares    Services rendered; no     Section 4(2). A     Not applicable.
                                                 commissions paid          restrictive
                                                                           legend appears on
                                                                           each certificate
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
July 2007        Common Stock   4,086 shares     Cancellation of 8,671     Section 3(a)9 of    Not applicable
                                                 warrants on a cashless    the Securities Act
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
October 2007     Common Stock   5,000 shares     Services rendered;        Section 4(2). A     Not applicable
                                                 No commissions paid       restrictive
                                                                           legend appears on
                                                                           each certificate
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
December 2007    Common Stock   75,000 shares    Services rendered;        Section 4(2). A     Not applicable
                                                 No commissions paid       restrictive
                                                                           legend appears on
                                                                           each certificate
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------

RECENT PURCHASES OF SECURITIES
------------------------------

         In 2007, we have had no repurchases of our common stock. However, 23,334 shares were cancelled by agreement with a former consultant in settlement of a dispute involving the number of shares consultant was entitled to retain for services previously rendered.


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

OVERVIEW
--------

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

RESULTS OF OPERATIONS
---------------------

2007 VERSUS 2006
----------------

         The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

                                  ----------------------------------------------
                                            Year Ended December 31
                                  ----------------------------------------------
                                           2007                   2006
                                  ----------------------- ----------------------
Revenue                           $     5,660,102         $      4,506,807
Cost of Revenues                         3,844,047               3,183,825
Gross Profit                             1,816,055               1,322,982
Operating Expenses                       2,721,058               1,806,684
(Loss) from operations                   (905,003)               (483,702)
Net (Loss)                               (879,055)        $      (481,026)
Net (Loss) per common Share                  (.11)        $          (.07)
Weighted average common Shares
Outstanding                              8,021,521               7,142,594


         We generated revenues of $5,660,102 for 2007 as compared to $4,506,807 for 2006. The 25.6% increase in revenues of $1,158,606 in 2007 compared to 2006 is primarily due to our utilizing additional in-house and independent sales representatives to obtain additional customers.

         Gross profit was $1,816,055 for 2007 as compared to $1,322,982 for 2006. Our gross profit percentage was 32.1% as compared to 29.4% for 2006. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs associated with shipping of merchandise to our customers which are included in costs of revenues and net revenue. Reimbursement of freight costs have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The change in gross profit percentage for fiscal 2007 relates to the mix of product sold and size of orders.

         Operating expenses consisting of selling, general, and administrative expenses were $2,721,058 for 2007 as compared to $1,806,684 for fiscal 2006. Operating costs as a percentage of net revenue was 48.1 % for 2007 compared to 40.1% for 2006. Operating expenses in 2007 increased over 2006 by approximately $914,374 or 50.6 % primarily due to increased salaries of executive officers, stock based compensation and commissions paid.

         Our net loss was $(879,055) for 2007 as compared to $(481,026) for 2006.

         Our results of operations for fiscal 2007 were significantly impacted as a result of (x) additional costs incurred (primarily consisting of a new website ($20,000), new computer systems ($30,000), hiring additional personnel ($26,000) and collateral materials ($10,000)) estimated at approximately $100,000 to switch from a branded merchandise company to an integrated business solutions company and (y) stock based compensation of $449,638. Our stock-based payments to employees and consultants can vary period to period based upon the terms of the underlying grants. Fiscal 2007 included stock based (option) compensation to two executive officers in connection with an extension of their employment contracts of approximately $290,000. For comparison purposes, fiscal 2007 and 2006 net loss, excluding stock-based payments of $449,638 and $109,959, was $(429,417) and $(371,067), respectively.

         No benefit for income taxes is provided for in 2007 and 2006 due to the full valuation allowance on the net deferred tax assets as a result of the uncertainty of the future realization of deferred tax assets. As a result our pre-tax loss and net loss are the same.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company had cash and cash equivalents of $819,021 at December 31, 2007. Cash used by operating activities for the year ended December 31, 2007 was $(511,739). This resulted primarily from a net loss of $(879,055) and an increase of accounts receivable of $241,933 partially offset by stock based compensation of $449,638 and an increase in accounts payable and accrued expenses of $184,351.

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

         All investors who purchased Units in the Offering have the following additional rights:

   o REGISTRATION RIGHTS -We currently have an effective Registration Statement registering the resale of the unsold 951,575 shares of our Common Stock and 475,788 shares of our Common Stock underlying a like number of Class C Warrants

   o ANTI-DILUTION PROTECTION - In the event we seek to raise money on a capital raise transaction during the period commencing on October 30, 2006 and terminating on the earlier of 24 months from that date or 12 months from the initial effective date (i.e. December 21, 2006) of the Registration Statement (the "Covered Period") and we sell shares of our Common Stock or issue options or warrants at a price below $1.75 per share during the Covered Period, the investors in the Offering will have the following anti-dilution protection during the Covered Period:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         In July 2006, the FASB issued Financial Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"), as an interpretation of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective in the first quarter of Fiscal 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of this Statement did not have a material effect on the Company's financial position or results of operation.

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the Company's fiscal fourth quarter ending December 31, 2006. The adoption of this Statement did not have a material effect on the Company's financial position or results of operation.

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

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income. SFAS 158 had no impact on the Company's financial position or results of operation.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its financial statements.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent's ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period beginning after December 15, 2008. The Company is currently reviewing the effect that the adoption of this statement will have on its financial statements.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

FINANCIAL STATEMENTS
--------------------

         The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-KSB, following this page.

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.
                                   ---------------------------------------------
                                        REPORT ON AUDITS OF FINANCIAL STATEMENTS

                                          YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


CONTENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006                                 PAGES
--------------------------------------------------------------------------------


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

  Statement of Stockholders' Equity                                     F-4

  Statements of Cash Flows                                              F-5

  Notes to Financial Statements                                      F-6 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Ace Marketing & Promotions, Inc.
Valley Stream, New York

We have audited the accompanying balance sheets of Ace Marketing & Promotions, Inc. for the years ended December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Marketing & Promotions, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Holtz Rubenstein Reminick LLP

Melville, New York
March 26, 2008

                                                                                     ACE MARKETING &
                                                                                    PROMOTIONS, INC.

BALANCE SHEETS
====================================================================================================
DECEMBER 31,                                                               2007              2006
----------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                            $   819,021       $ 1,353,131
  Accounts receivable, net of allowance for doubtful accounts of
    $10,000 at December 31, 2007 and 2006, respectively                    963,919           721,986
  Prepaid expenses and other current assets                                 75,375            47,683
                                                                       -----------------------------
Total Current Assets                                                     1,858,315         2,122,800

Property and Equipment, net                                                 34,065            16,899

Other Assets                                                                 7,745             5,492
                                                                       -----------------------------
Total Assets                                                           $ 1,900,125       $ 2,145,191
                                                                       =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                     $   475,452       $   359,518
  Accrued expenses                                                         206,015           137,598
                                                                       -----------------------------
Total Current Liabilities                                                  681,467           497,116
                                                                       -----------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized;
    none issued                                                                 --                --
  Common stock, $.0001 par value; 25,000,000 shares authorized;
    8,124,949 and 8,028,363 shares issued and outstanding
    at December 31, 2006 and 2005, respectively                                813               803
  Additional paid-in capital                                             3,657,920         3,176,791
  Accumulated deficit                                                   (2,408,574)       (1,529,519)
                                                                       -----------------------------
                                                                         1,250,159         1,648,075
  Less: Treasury Stock, at cost, 23,334 shares                             (31,501)               --
                                                                       -----------------------------
Total Stockholders' Equity                                               1,218,658         1,648,075
                                                                       -----------------------------
Total Liabilities and Stockholders' Equity                             $ 1,900,125       $ 2,145,191
                                                                       =============================

----------------------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                              F-2







                                                                             ACE MARKETING &
                                                                            PROMOTIONS, INC.

STATEMENTS OF OPERATIONS
============================================================================================
YEARS ENDED DECEMBER 31,                                          2007              2006
--------------------------------------------------------------------------------------------

Revenue, net                                                   $ 5,660,102       $ 4,506,807
Cost of Revenue                                                  3,844,047         3,183,825
                                                               -----------------------------
Gross Profit                                                     1,816,055         1,322,982
                                                               -----------------------------

Operating Expenses:
  Selling (including stock based payments of
    $212,638 and $63,280 for the years ended
    December 31, 2007 and 2006, respectively)                      795,115           444,192
  General and administrative (including stock based
    payments of $237,000 and $46,679 for the
    years ended December 31, 2007 and 2006, respectively)        1,925,943         1,362,492
                                                               -----------------------------
Total Operating Expenses                                         2,721,058         1,806,684
                                                               -----------------------------

Loss from Operations                                              (905,003)         (483,702)
                                                               -----------------------------

Other Income:
  Interest income                                                   25,948             2,676
                                                               -----------------------------
Total Other Income                                                  25,948             2,676
                                                               -----------------------------

Net Loss                                                       $  (879,055)      $  (481,026)
                                                               =============================

Net Loss Per Common Share:
  Basic                                                        $     (0.11)      $     (0.07)
                                                               =============================
  Diluted                                                      $     (0.11)      $     (0.07)
                                                               =============================

Weighted Average Common Shares Outstanding:
  Basic                                                          8,021,521         7,142,594
                                                               =============================
  Diluted                                                        8,021,521         7,142,594
                                                               =============================


--------------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                      F-3








                                                                                                                 ACE MARKETING &
                                                                                                                PROMOTIONS, INC.

Statement of Stockholders' Equity
================================================================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------------------------------------------------------


                                       Total           Common Stock         Additional                       Treasury Stock
                                   Stockholders'  ------------------------    Paid-in                   ------------------------
                                      Equity        Shares       Amount       Capital      (Deficit)      Shares        Amount
                                    -----------   -----------  -----------  -----------   -----------   -----------  -----------

Balance, January 1, 2006            $   598,205     5,888,076  $       589  $ 1,646,109   $(1,048,493)           --  $        --
Securities Issued to Private
  Placement Investors, net            1,420,937     1,091,255          109    1,420,828            --            --           --
Cashless Exercise of Stock
  Purchase Warrants                          --     1,029,032          103         (103)           --            --           --
Cashless Exercise of Stock Options           --        20,000            2           (2)           --            --           --
Stock Based Payments                    109,959            --           --      109,959            --            --           --
Net Loss                               (481,026)           --           --           --      (481,026)           --           --
                                    -----------   -----------  -----------  -----------   -----------   -----------  -----------
Balance, at December 31, 2006         1,648,075     8,028,363          803    3,176,791    (1,529,519)           --           --
Cancellation of Restricted Stock             --            --           --       31,501            --        23,334      (31,501)
Cashless Exercise of Stock
  Purchase Warrants                          --         4,086            1           (1)           --            --           --
Stock Based Payments                    449,638        92,500            9      449,629            --            --           --
Net Loss                               (879,055)           --           --           --      (879,055)           --           --
                                    -----------   -----------  -----------  -----------   -----------   -----------  -----------
Balance, at December 31, 2007       $ 1,218,658     8,124,949  $       813  $ 3,657,920   $(2,408,574)       23,334  $   (31,501)
                                    ===========   ===========  ===========  ===========   ===========   ===========  ===========


--------------------------------------------------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                                                          F-4







                                                                          ACE MARKETING &
                                                                         PROMOTIONS, INC.

STATEMENTS OF CASH FLOWS
=========================================================================================
YEARS ENDED DECEMBER 31,                                      2007               2006
-----------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                                 $  (879,055)      $  (481,026)
                                                           ------------------------------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                              5,705             4,201
      Stock-based compensation                                 449,638           109,959
      Changes in operating assets and liabilities:
        Increase in operating assets:
          Accounts receivable                                 (241,933)          (10,930)
          Prepaid expenses and other assets                    (29,945)           (6,401)
        (Decrease) increase in operating liabilities:
          Accounts payable and accrued expenses                184,351            16,156
          Customer deposits                                         --           (98,000)
                                                           ------------------------------
  Total adjustments                                            367,816            14,985
                                                           ------------------------------
Net Cash Used in Operating Activities                         (511,239)         (466,041)
                                                           ------------------------------

Cash Flows from Investing Activities:
  Acquisition of property and equipment                        (22,871)               --
                                                           ------------------------------
Net Cash Used in Investing Activities                          (22,871)               --
                                                           ------------------------------

Cash Flows from Financing Activities:
Proceeds from private placement, net                                --         1,420,937
                                                           ------------------------------
Net Cash Provided by Financing Activities                           --         1,420,937
                                                           ------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents          (534,110)          954,896
Cash and Cash Equivalents, beginning of year                 1,353,131           398,235
                                                           ------------------------------
Cash and Cash Equivalents, end of year                     $   819,021       $ 1,353,131
                                                           ==============================


-----------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                   F-5

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

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

         COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2007 and 2006, there were no such adjustments required.

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

         The Company places its temporary cash investments with high credit quality financial institutions. At times the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2007 and 2006.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents.

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


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

         The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 3,880,000 and 3,519,000 because they are anti-dilutive as a result of a net loss for the years ended December 31, 2007 and 2006.

         ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2007 and 2006 approximated $20,900 and $500, respectively.

         SHARE-BASED COMPENSATION - The Company records compensation expense associated with stock options and other equity-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), SHARE-BASED PAYMENT, using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense includes, (1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and, (2) compensation expense for share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, accounts receivables and accounts payable, reflected in the accompanying balance sheet, approximates fair value as of December 31, 2007 and 2006, due to their short term nature.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2006, the FASB issued Financial Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"), as an interpretation of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective in the first quarter of Fiscal 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of this Statement did not have a material effect on the Company's financial position or results of operation.

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the Company's fiscal fourth quarter ending December 31, 2006. The adoption of this Statement did not have a material effect on the Company's financial position or results of operation.

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

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income. SFAS 158 did not have an impact on the Company's financial position or results of operation.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its financial statements.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent's ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period beginning after December 15, 2008. The Company is currently reviewing the effect that the adoption of this statement will have on its financial statements.

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------



2.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consist of the following at December 31:

                                            USEFUL LIVES            2007               2006
         -------------------------------- ------------------ ------------------- ------------------

         Furniture and Fixtures                5 years       $          70,715   $          47,844
         Leasehold Improvements                5 years                   8,919               8,919
                                                             ------------------- ------------------
                                                                        79,634              56,763
         Less Accumulated Depreciation                                  45,569              39,864
                                                             ------------------- ------------------
                                                             $          34,065   $          16,899
                                                             =================== ==================

         Depreciation expense for the years ended December 31, 2007 and 2006 was $5,705 and $4,201, respectively.

3.       INCOME TAXES

         The provision for income taxes for the years ended December 31, 2007 and 2006 is summarized as follows:

                                               2007                2006
         ------------------------------- ------------------ -------------------

         Current:
           Federal                       $               -  $               -
           State                                         -                  -
                                         ------------------ -------------------
                                                         -                  -
                                         ------------------ -------------------
         Deferred:
           Federal                                       -                  -
           State                                         -                  -
                                         ------------------ -------------------
                                         $               -  $               -
                                         ================== ===================

         The Company has federal and state net operating loss carryforwards of approximately $1,268,000, which can be used to reduce future taxable income through 2027.

         The tax effects of temporary differences which give rise to deferred tax assets (liabilities) at December 31, are summarized as follows:

         DECEMBER 31,                                  2007                2006
         -------------------------------------- ------------------ -------------------

         Deferred Tax Assets:
           Net operating loss carryforwards     $         507,000  $         342,000
           Stock based compensation                       420,000            240,000
           Allowance for doubtful accounts                  4,000              4,000
                                                ------------------ -------------------
         Deferred Tax Assets                              931,000            586,000
         Less Valuation Allowance                         931,000            586,000
                                                ------------------ -------------------
         Net Deferred Tax Asset                 $               -  $               -
                                                ================== ===================

                                                                                   F-9

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------


         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

         YEARS ENDED DECEMBER 31,                    2007             2006
         -------------------------------------- --------------- --------------

         Federal Statutory Tax Rate                   34.00%          34.00%
         State Taxes, net of federal benefit           6.00%           6.00%
         Change in Valuation Allowance               (40.00%)        (40.00%)
                                                --------------- --------------
         Total Tax Expense                             0.00%           0.00%
                                                =============== ==============

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

         PRIVATE PLACEMENT OF SECURITIES - During Fiscal 2004, the Company sold through a private placement, 14.74 units (each consisting of 50,000 common shares and 50,000 Class A Warrants). Each Class A Warrant has an exercise price of $2.00 and was to expire on January 3, 2007. The Company extended the expiration date of the Class A Warrants to April 1, 2008.

         During Fiscal 2005, the Company completed a private placement through the sale of 10 units (each consisting of 10,000 common shares and 10,000 Class B Warrants) at a purchase price of $10,000 per unit for net proceeds of $95,000, net of transaction cost of approximately $5,000. Each Class B Warrant has an exercise price of $2.00 and expires on January 2, 2008. Subsequent to December 31, 2007, the Company extended the expiration date of the Class B Warrants to April 1, 2008.

         During Fiscal 2006, the Company completed a private placement (the "Offering") through the sale of 15.859 units (each consisting of 60,000 common shares and 30,000 Class C Warrants) at a purchase price of $105,000 per unit for net proceeds of $1,420,937, net of transaction costs of approximately $244,000. Each Class C Warrant has an exercise price of $1.75 per share and expires on June 30, 2009.

         Pursuant to the Offering, the Placement Agent was issued 139,680 shares of the Company's common stock and a warrant to purchase 95,160 shares of common stock at an exercise price of $1.00 per share. The placement agent warrants expire on June 29, 2011. During the year ended December 31, 2007, the Placement Agent exercised 8,671 warrants using the cashless exercise provision, and received 4,086 shares of the Company's common stock.

         In addition, pursuant to the Offering, the Company issued options to purchase 50,000 shares of the Company's common stock at an exercise price of $.10 per share to a law firm in connection with legal services for the Offering. The options were valued at $95,000 and have been recorded as a cost of the Offering.

5.       SHARE-BASED COMPENSATION

         WARRANTS - On June 10, 2005, the Company entered into a consulting agreement with a financial advisory firm. In connection with this agreement, the Company granted a warrant for the purchase of 1,100,000 shares of the Company's common stock. The warrant had an exercise price of $.10 per share and expired on June 10, 2010. On February 27, 2006,

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

         the holder exercised the warrants utilizing the cashless exercise provision and received 1,029,032 shares of common stock in exchange for the exercise of the 1,100,000 warrants based on the closing price of $1.55 of the Company's stock on that date.

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

         The Company's results for the years ended December 31, 2007 and 2006 include employee share-based compensation expense totaling approximately $317,000 and $49,000. Such amounts have been included in the Statement of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements, due to a history of operating losses.

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

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

         The estimated fair value of each option award granted was determined on the date of grant using the following weighted-average assumptions for option grants during the years ended December 31, 2007 and 2006:

                                                                                             2007                 2006
         --------------------------------------------------------------------------- --------------------- --------------------

         Dividend Yield                                                                           0.00%                 0.00%
         Volatility                                                                              58.23%                25.00%
         Risk-Free Interest Rate                                                                  4.15%                 5.02%
         Expected Life                                                                       10.00 YEARS            5.00 years

         A summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended is as follows:

                                                                                              Weighted
                                                                          Weighted            Average
                                                                           Average           Remaining           Aggregate
                                                                          Exercise          Contractual          Intrinsic
         Options                                        Shares              Price           Term (years)           Value
         ----------------------------------------- ------------------ ------------------ ------------------- ------------------

         Outstanding, beginning of year                   1,921,222   $           1.17             6.13
         Granted                                            300,000               1.20            10.00
                                                   ------------------
         Outstanding, end of year                         2,221,222   $           1.18             5.74      $               -
                                                   ================== ================== =================== ==================
         Exercisable, end of year                         1,652,247   $           1.13             6.31      $               -
                                                   ================== ================== =================== ==================

         For the years ended December 31, 2007 and 2006, share-based compensation expense related to stock options was approximately $360,000 and $92,000, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $.86 and $.57, respectively.

         The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 is $0, and was calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.66 closing price of the Company's common stock on December 31, 2007. The total intrinsic value of options exercised in the years ended December 31, 2007 and 2006 was approximately $0 and $42,500, respectively, determined as of the date of exercise. The Company received no cash proceeds from options exercised in the years ended December 31, 2007 and 2006. Options exercised during the year ended December 31, 2007 and 2006 were completed through cashless exercise provisions of the Plan.

         A summary of the status of the Company's non-vested shares as of December 31, 2007 and the changes during the year ended December 31, 2007, is as follows:

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

                                                                   Weighted
                                                                   Average
                                                                  Grant-Date
         Non-vested Shares                         Shares         Fair Value
         ------------------------------------ --------------- ------------------

         Non-vested at January 1, 2007               873,767  $              .32
         Granted                                     300,000                 .86
         Vested                                     (575,833)                .57
                                              --------------- ------------------
         Non-vested at December 31, 2007             597,934  $              .36
                                              =============== ==================

         As of December 31, 2007 and 2006, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $108,000 and $216,000, respectively. Unamortized compensation cost as of December 31, 2007 is expected to be recognized over a remaining weighted-average vesting period of 1.14 years. For the year ended December 31, 2006, the weighted average fair value of options exercised was $.13. There were no options exercised during the year ended December 31, 2007.

         COMMON SHARES RESERVED

         Class A Warrants                                                737,000
         Class B Warrants                                                100,000
         Class C Warrants                                                475,788
         Placement Agent Warrants                                         86,489
         2005 Stock Option Plan                                        3,962,222

6.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS - The Company leases office space under non-cancelable operating leases, which expire in November 2009. The Company is obligated for the payment of real estate taxes under these leases. The Company is also currently leasing additional office space on a month-to-month basis. Minimum future rentals under non-cancelable lease commitments are as follows:

         YEARS ENDING DECEMBER 31,
         -----------------------------------------------------------------------

         2008                                                    $        28,000
         2009                                                             27,000

         Rent and real estate tax expense was approximately $85,000 and $72,000 for the years December 31, 2007 and 2006, respectively.

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

         On August 22, 2007, the Company approved a three year extension of the employment contracts with two of its officers expiring on February 28, 2011. The employment agreements provide for minimum annual salaries with scheduled increases per annum to occur on every anniversary date of the contract and extension commencing on March, 1, 2008. A signing bonus of options to purchase 150,000 shares granted to each executive were fully vested at the date of the grant and exercisable at $1.20 per share through August 22, 2017. Ten-year options to purchase 50,000

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

         shares of Common Stock are to be granted at fair market value on each anniversary date of the contract and extension commencing March 1, 2008. Termination pay of one-year base salary based upon the scheduled annual salary of each executive officer for the next contract year, plus the amount of bonuses paid (or entitle to be paid) to the executive for the current fiscal year of the preceding fiscal year, whichever is higher.

         Minimum aggregate future commitments under the employment contracts is as follows:

         YEARS ENDING DECEMBER 31,
         ----------------------------------------------------------------------

         2008                                                          424,000
         2009                                                          472,000
         2010                                                          520,000
         2011                                                           88,000

7.       CONCENTRATIONS

         TRANSACTIONS WITH MAJOR CUSTOMERS - The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the years ended December 31, 2007 and 2006, a customer accounted for approximately 20% and 21% of net revenues, respectively.

         TRANSACTIONS WITH MAJOR SUPPLIER - During the year ended December 31, 2007, a supplier accounted for approximately 12% of net purchases.

8.       RELATED PARTY TRANSACTIONS

         The Company purchased merchandise with a cost of approximately $4,934 and $8,700 for the years ended December 31, 2007 and 2006, respectively, from an entity that is owned by an individual related to one of the officers of the Company.

9.       SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS

         Cash paid during the years for:

         YEARS ENDED DECEMBER 31,                2007               2006
         -------------------------------- ------------------- ------------------

         Interest                         $               -   $               -
                                          =================== ==================

         Income Taxes                     $               -   $               -
                                          =================== ==================


10.      JOINT MARKETING AND SALES AGREEMENT

         In February 2007, the Company entered into a joint marketing and sales agreement with Atrium Enterprises Ltd. ("Atrium"). Atrium provides solutions to corporate customers through the design and application of performance improvement programs.

         The agreement provides for the Company to receive the exclusive rights to market and sell Atrium's products and services to its customers and provides Atrium the exclusive right to sell and market the Company's promotional services to its customers. The Company will receive a 50% commission on gross profit (as defined) from all sales of Atrium's

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

         products and services generated by the Company. Atrium will receive a 50% commission on gross profit (as defined) from all sales of the Company's promotional services generated by Atrium. In addition, Atrium was granted an option to purchase 70,000 shares of the Company's common stock at an exercise price of $2.50 per share. The options vest in three equal installments commencing on February 15, 2008, and expire four years after the date of grant. Included in stock based payments, for the year ended December 31, 2007, is approximately $14,000 related to this grant.

11.      SUBSEQUENT EVENT

         In February 2008, the Company entered into an agreement with Blue Bite, LLC ("Blue Bite"), a distributor of wireless networking solutions, to become an authorized provider and reseller in the United States of mobile advertising solutions.

         In connection with the agreement, the Company loaned Blue Bite $50,000, pursuant to a Note which is due March 1, 2009, and is convertible, at the Company's option, into a 10% ownership interest of Blue Bite. Upon conversion, the Company would also have to deliver to Blue Bite, $75,000 in restricted Common Stock of the Company as additional consideration.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

         Not Applicable.


Item 8.A.( T) Controls and Procedures.
--------------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

         As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission("SEC").

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

         Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.

         Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Our principal executive officer and principal financial officer have concluded that we have material weaknesses in our internal control over financial reporting.

         A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2007.

INDEPENDENT BOARD OF DIRECTORS OR AUDIT COMMITTEE

         We do not have an independent board of directors or audit committee to oversee our internal control over financial reporting.

REVENUE RECOGNITION AND COST OF REVENUE

         Revenue is recognized upon shipment of merchandise to customers and when title and risk of loss transfers to the customer. The verification of drop shipments to customers is not a centralized function, and we lack a process of timely identifying shipping dates and accurately matching revenue and related expenses. As such there is a potential of a misstatement as a result of a period cutoff error. We have purchased new accounting software that will integrate and automate the shipping information with our accounting records and which we believe will remediate this deficiency. This software is expected to be implemented by the end of our second quarter in Fiscal 2008.

INFORMATION TECHNOLOGY

            Management has identified certain control procedures that were not sufficiently documented relating to a) entity level management of our information technology functions; b) logical access to financial applications and company wide networks; and c) the managing of operations for application and technology platforms. We have engaged a consultant to assist us in remediating these deficiencies.

FINANCIAL REPORTING

         Management identified the following significant deficiencies that when aggregated give rise to a material weakness in the area of financial reporting. These deficiencies include a) lack of review or evidence of review in the financial reporting process; b) the inability to account for complex equity transactions; c) various manual processes and dual databases creating need for extensive number of journal entries; and d) inability to apply complex accounting principles. Management is presently assessing these deficiencies.

         This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report on internal control in this annual report.

CHANGES IN INTERNAL CONTROLS
----------------------------

         There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 8.B.  Other Information.
-----------------------------

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT.
---------------------------------------

         The names, ages and principal occupations of the Company's present officers and directors are listed below.


                              FIRST BECAME DIRECTOR
                              ---------------------
NAME (1)              AGE         AND/OR OFFICER                 POSITION
--------              ---         --------------                 --------
                                       1998            Chief Executive Officer/ Secretary/
Dean Julia             40                              Treasurer/Director/Co-Founder
Michael Trepeta        36              1998            President/Director/Co-Founder
Scott Novack           40              1998            Director/Co-Founder
Sean McDonnell         47              2005            Chief Financial Officer
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

LACK OF COMMITTEES
------------------

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


ITEM 10.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.
-----------------------------------------------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2007 and 2006 by (1) each person who served as the principal executive officer of the Company during fiscal year 2007; (2) the Company's most highly compensated (up to a maximum of two) executive officers as of December 31, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2007.

                                                             SALARY COMPENSATION
                                                        --------------------------

                                                                    NON-EQUITY     NONQUALIFIED
NAME AND                                                  OPTIONS   INCENTIVE PLAN DEFERRED      ALL OTHER
PRINCIPAL             FISCAL            BONUS    STOCK    AWARDS    COMPENSATION   COMPENSATION  COMPENSATION
POSITION              YEAR   SALARY ($)  ($)     AWARDS   ($)(1)    ($)            EARNINGS ($)  ($) (2)(3)   TOTAL ($)
--------------------- ------ --------- -------- ------- ---------------------------------------------------------------
Dean L. Julia         2007   $188,000  --        --       $145,667       --             --         $ 15,112   $ 348,779
Chief Executive       2006   $164,000  --        --       $ 16,667       --             --         $ 15,600   $ 196,267
 Officer

Michael D. Trepeta    2007   $188,000  --        --       $145,667       --             --         $ 15,112   $  348,779
President             2006   $164,000  --        --       $ 16,667       --             --         $ 15,387   $  196,054

____________________

                                      -33-





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

         No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2007 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

         For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see "Employment Agreements".

EXECUTIVE OFFICER OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2007.

                                OPTION AWARDS                                             STOCK AWARDS
-------------------------------------------------------------------------------- ---------------------------------------------------
                                                                                                          EQUITY
                                                                                                          INCENTIVE
                                                                                                          PLAN
                                                                                                          AWARDS:
                                                                                                          NUMBER    EQUITY
                                         EQUITY                                                           OF        INCENTIVE PLAN
                                         INCENTIVE PLAN                                                   UNEARNED  AWARDS:
                                         AWARDS:                                              MARKET      SHARES,   MARKET OR
              NUMBER OF   NUMBER OF      NUMBER OF                                NUMBER OF   VALUE OF    UNITS OR  PAYOUT VALUE
              SECURITIES  SECURITIES     SECURITIES                               SHARES OR   SHARES OR   OTHER     UNEARNED
              UNDERLYING  UNDERLYING     UNDERLYING                               UNITS OF    UNITS OF    RIGHTS    SHARES, UNITS OR
              UNEXERCISE  UNEXERCISED    UNEXERCISED        OPTION    OPTION      STOCK THAT  STOCK THAT  THAT HAVE OTHER RIGHTS
              OPTIONS(#)  OPTIONS(#)     UNEARNED           EXERCISE  EXPIRATION  HAVE NOT    HAVE NOT    NOT       THAT HAVE NOT
NAME          EXERCISABLE UNEXERCISABLE  OPTIONS (#)        PRICE ($) DATE        VESTED (#)  VESTED      VESTED    VESTED
------------- ------------------------- ------------------- --------- ---------- ------------ ----------- --------- ----------------
Dean L. Julia 250,000    --             --                  $ 1.00   01/03/15    --           --          --         --
(1)           100,000    100,000                            $ 1.20   12/28/15
              150,000    --             --                  $ 1.20   08/22/17

Michael D.    250,000    --             --                  $ 1.00   01/03/15    --           --          --         --
 Trepeta      100,000    100,000                            $ 1.20   12/28/15
(1)           150,000    --             --                  $ 1.20   08/22/17    --           --          --         --

______________
         (1)      Common Stock purchase options to acquire 250,000 shares of common stock at $1.00 per share were granted on January 3,
                  2005. These options were fully exercisable (vested) upon
                  grant. Options granted on December 28, 2005 vest and are
                  exercisable immediately as to one-half of the options and the balance shall vest and become exercisable on December 28,
                  2008. Common Stock purchase options to acquire 150,000 shares of Common Stock were granted on August 23, 2007, exercisable at $1.20 per share and fully vested at the date of grant. All options contain cashless exercise provisions.

EMPLOYMENT AGREEMENTS

         Each of the following executive officers is a party to an employment agreement with the Company.


NAME               POSITION                  ANNUAL SALARY(1)    BONUS (2)

Dean L. Julia      Chief Financial Officer     $ 212,000         Annual bonuses of at least
                                                                 5% of pre-tax earnings
Michael Trepeta    President                   $ 212,000         Annual bonuses of at least
                                                                 5% of pre-tax earnings
__________
(1)  Annual salary is for 2008. Compensation of each executive officer named in the table above has his monthly base salary increased by $2,000 each subsequent March 1st during the term of the agreement and any extensions thereof. The current monthly base salary of $16,000 increased to $18,000 on
     March 1, 2008.

(2) Annual bonuses are paid by us by the last business day of March for the preceding calendar (fiscal) year, except in the event of termination prior to the end of any fiscal year (other than termination for cause), a pro rata portion of the annual bonus shall be paid within 30 days of termination.

         A summary of each Executive's employment agreement, as amended, is as follows:

         Each employment agreement, as amended, expires on February 29, 2011. The Agreement shall be automatically renewed for a period of two years thereafter unless the Executive gives 60 days prior written notice of his intention not to renew this Agreement prior to the end of the initial Term. Each employment agreement may not be terminated without cause. However, it may be terminated at any time by the Executive upon written three-month notice. In such event, the Company shall be relieved of all of its obligations under the Agreement, except for payment of the Executive's Base Salary and Annual Bonus earned and unpaid through the effective date of termination, those obligations with respect to indemnification and director and officer insurance and severance pay as described below.

         We may terminate the Executive's employment for cause ("Cause") as defined in the Agreement. In the event this Agreement is terminated for cause, the Executive's Base Salary and any unearned Annual Bonus, severance pay and all benefits shall terminate immediately upon such discharge, and we shall have no further obligations to the Executive except for payment and reimbursement for any monies due which right to payment or reimbursement accrued prior to such termination.

         We may terminate this Agreement upon the disability as defined in the Agreement or death of the Executive by giving written notice to the Executive. In the case of disability, such termination will become effective immediately upon the giving of such notice unless otherwise specified by us. Upon any such termination, we shall be relieved of all our obligations under the Executive's employment, except for payment of the Executive's Base Salary and Annual Bonus earned and unpaid through the effective date of termination and severance pay.

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

         Each Executive is also entitled to the following additional benefits:

                  o $2,000 per month pay raise on each March 1 during the term of the Agreement and any extension thereof;
                  o The annual grant on March 1 of each year of ten-year stock options to purchase 50,000 shares at an exercise price equal to the then fair market value of our common stock as determined by the Board. On December 28, 2005, Messrs. Trepeta and Julia each agreed to amend their employment contracts to eliminate the automatic annual grant of options in consideration of the grant of ten year options to purchase 200,000 shares exercisable at $1.20 per share, with one-half immediately vested and the other half to vest on December 28, 2008 irrespective of employment or termination thereof; Pursuant to a three-year extension of their employment agreements, the automatic grant of 50,000 options at fair market value on each anniversary date of the contract recommenced on March 1, 2008. A signing bonus was paid to each executive consisting of options to purchase 150,000 shares, fully vested at the date of grant and exercisable at $1.20 per share at any time through August 22, 1017;
                  o Election to the Board of Directors and during the term of employment, the Board's nomination for re-election to the Board;
                  o Paid disability insurance and term life insurance for the benefit of each Executive's family in an amount fixed by the Board at a cost not to exceed $10,000 per annum;
                  o Use of company automobile with all related costs paid for by us;
                  o        Health insurance;
                  o        Right to participate in any pensions of our company;
                  o Termination pay of one-year base salary based upon the scheduled annual salary of each executive officer for the next contract year, plus the amount of bonuses paid or entitled to be paid to the executive for the current fiscal year or the preceding fiscal year, whichever is higher;
                  o        Health insurance; and
                  o        Right to participate in any pensions of our company.


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

CASH COMPENSATION

         Our non-employee / non-executive director is eligible to receive a fee of $500 to be paid for attending each Board meeting; however, no fees were paid in 2007.

TRAVEL EXPENSES

         All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

DIRECTOR COMPENSATION

         The following table shows the overall compensation earned for the 2007 fiscal year with respect to each non-employee and non-executive director as of December 31, 2007.

                                                             DIRECTOR COMPENSATION
                         -------------------------------------------------------------------------------------------
                              FEES
                              EARNED                           NON-EQUITY     NONQUALIFIED
NAME AND                      OR PAID              OPTION      INCENTIVE PLAN DEFERRED
PRINCIPAL                     IN CASH  STOCK       AWARDS ($)  COMPENSATION   COMPENSATION ALL OTHER
POSITION                      ($)      AWARDS ($)  (1)         ($)(2)         EARNINGS ($) COMPENSATION ($) TOTAL ($)
-----------------------  ------------  ---------- ----------  ------------- -------------  ---------------- ---------
Scott Novack, Director         --       --           --          --             --              --              --

______________
(1) Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-KSB.

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

AWARDS
------

          As of December 31, 2007, the Company has granted non-statutory stock options to purchase 2,221,222 shares of the Company's Common Stock which are currently outstanding at exercise prices ranging from $1.00 per share to $ 2.50 per share, exclusive of options which have been cancelled since the date of grant. The board has granted options with varying terms.

         It is not possible to predict the individuals who will receive future awards under the Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2007 on the known benefits provided to certain persons and group of persons under the Plan.

   ----------------------------------------------------- ---------------- ---------------- ------------------------
                                                            NUMBER OF        RANGE OF       VALUE OF UNEXERCISED
                                                         SHARES SUBJECT   EXERCISE PRICE         OPTIONS AT
                                                           TO OPTIONS      ($) PER SHARE    DECEMBER 31, 2007 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Dean L. Julia, Chief Executive Officer                    600,000      $1.00 - $1.20             $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Michael D. Trepeta, President                             600,000      $1.00 - $1.20             $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Sean McDonnell, Chief Financial officer                    50,000      $1.00                     $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Three Executive Officers As a group                     1,250,000      $1.00 - $1.20             $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Non-Executive Officer, Employees and Consultants          971,222      $1.00-$ 2.50              $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
__________

(1) Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $.66 based upon a last sale on December 31, 2007) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
----------------------------

         As of March 24, 2008, the Company had outstanding 8,101,615 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

------------------------------------------------------------- ------------------------------- ------------------------
                                                                     NUMBER OF COMMON         APPROXIMATE
          NAME AND ADDRESS OF BENEFICIAL OWNER (1)                        SHARES              PERCENTAGE
----------------------------------------------------------------------------------------------------------------------
OFFICERS AND DIRECTORS:
------------------------------------------------------------- ------------------------------- ------------------------
Scott Novack
457 Rockaway Avenue
Valley Stream, NY 11583                                                 1,052,402                      13.0
------------------------------------------------------------- ------------------------------- ------------------------
Michael D. Trepeta
457 Rockaway Avenue
Valley Stream, NY 11583(2)                                              1,566,402                      18.1
------------------------------------------------------------- ------------------------------- ------------------------
Dean L. Julia
457 Rockaway Avenue
Valley Stream, NY 11583 (2)                                             1,536,901                      17.8
------------------------------------------------------------- ------------------------------- ------------------------
Sean McDonnell
457 Rockaway Avenue
Valley Stream, NY 11583 (3)                                               50,000                        .6
------------------------------------------------------------- ------------------------------- ------------------------
All Directors and Officers as a
Group (four persons) (4)                                                4,205,705                      45.5
------------------------------------------------------------- ------------------------------- ------------------------
Glenwood Capital Corporation
2070 South Hibiscus Drive
North Miami Beach, FL 33181 (5)                                           979,122                      11.9
------------------------------------------------------------- ------------------------------- ------------------------
Domenico Iannucci
One Windsor Drive
Muttontown, NY 11753 (6)                                                 789,660                        9.7
------------------------------------------------------------- ------------------------------- ------------------------

                                      -41-






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

(2)   Includes options to purchase 550,000 shares. Excludes options to purchase
      100,000 shares which will vest in December 2008.
(3)   Includes options to purchase 50,000 shares. (4) Includes options to purchase 1,150,000 shares.
(5)   Includes 600,000 shares and 50,000 Class B Warrants owned by Glenwood
      Capital, 218,000 shares and 30,000 warrants owned by Peter S. Chung and 47,212 shares and 7,910 warrants owned by Brookshire and 26,000 warrants owned by Tim Ruggiero, a principal of Brookshire. The foregoing  information was based on information supplied to Ace by the security holders.
(6)   Includes 339,660 shares of Common Stock, Class A Warrants to purchase
      300,000 shares and Class B Warrants to purchase 50,000 shares and includes options to purchase 100,000 shares.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
-------------------------------------------------------------------

         The following summary information is as of December 31, 2007 and relates to our 2005 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                (a)                            (b)                    (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
                                                                                      Number of securities
                                                                                      remaining available for
                                Number of shares of common     Weighted average       future issuance under
                                stock to be issued upon        exercise price of      equity compensation plans
                                exercise                       outstanding            (excluding shares
Plan category                   of outstanding options         options                 reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation
Plans  (1)                                2,221,222                    1.18                      1,778,778
------------------------------- ------------------------------ ---------------------- --------------------------------

(1) Options exercisable at December 31, 2007 include 2,221,222 shares with a weighted average exercise price of $1.00 to $2.50 per share and aggregate intrinsic value of $0.00.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

RELATED PARTY TRANSACTIONS
--------------------------

         Michael Trepeta's wife has a company which is a candle supplier. From time-to-time, we have in the past and may in the future purchase candle supplies from her company. During 2004, 2005, 2006 and 2007, we purchased a total of $20,471, $10,313, $8,657 and $4,934, respectively, from her company.

         The transactions above were approved by the Board of Directors based upon obtaining at least three competitive quotes and Mr. Trepeta's wife being the best price. Accordingly, the transactions described above were believed by Management to be on terms that are at least as favorable to us as the terms we could have obtained from an unaffiliated third party.

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

OTHER TRANSACTIONS
------------------

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

         Pursuant to the Offering, we sold 951,575 shares of our Common Stock and Class C Warrants to purchase 475,788 shares of our Common Stock. We also issued to the Placement Agent 139,680 shares of Common Stock and five-year Warrants to purchase 95,160 shares of Common Stock exercisable at $1.00 per share. We have agreed to file a Registration Statement with the Securities and Exchange Commission within 60 days of October 30, 2006 (automatically extended to 120 days if we have executed an agreement to acquire the stock or assets of another promotional product distributor), to provide for the resale by purchasers of Units of the shares of Common Stock and the Warrant Shares issuable upon exercise of the Class C Warrants under the Securities Act. We have agreed to use our best efforts to have the Registration Statement declared effective as soon as possible after filing and we have agreed to obtain an effective Registration Statement within 210 days of October 30, 2006, subject to a 30-day extension if the Registration Statement receives a "full review" from the Commission. These intervals would be extended by 30 days if fiscal year end audited financial statements would be required, and which were not issued prior to the closing. If the Registration Statement is not effective within the aforementioned time parameters, we will pay liquidated damages in cash or, at our discretion, in Common stock (based upon the fair market value of our Common Stock) equal to 1% of the amount invested to each investor for each subsequent 30-day period that we fail to have an effective Registration Statement, up to a maximum of 9%. In the event the SEC establishes policy preventing the use of or prohibiting the effectiveness of a registration statement, and the Registration Statement is still pending with liquidated damages accruing, we shall be responsible for said damages up to the date of the policy change. We have agreed to use our best efforts to maintain the effectiveness of the registration statement until the earlier of five years from October 30, 2006, the final closing date of the Offering or until the Shares and Warrant Shares may be sold pursuant to provisions of Rule 144(k) without volume limitations. Any registration costs (other than costs of counsel to subscribers or commissions related to the sales of the Shares and Warrant Shares) will be paid by us.

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

              "MOST FAVORED NATION PROVISION - Purchasers of Units sold by Ace Marketing during the Covered Period may elect at the time of each capital raise transaction by us to exchange their unsold Units multiplied by $105,000 per Unit in exchange for an equivalent amount of our securities offered in any new capital raise transaction based upon the new terms offered by us. A capital raise transaction shall not include the issuance of securities to officers, directors, employees, advisors or consultants or securities issued in connection with acquisitions, consolidations or mergers."


Item 13. EXHIBITS
-----------------

Exhibit                 DESCRIPTION
-------                 -----------
NO.
---
3.1           Articles of Incorporation filed March 26, 1998 (1)
3.2           Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4           Amended By-Laws (1)
10.1          Employment Agreement - Michael Trepeta (2)
10.2          Employment Agreement - Dean Julia (2)
10.3          Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4          Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5          Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6          Agreement with Aon Consulting (6)
11.1 Statement Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1          Code of Ethics/Code of Conduct (5)
21.1          Subsidiaries of the Issuer - None in 2007
23.1          Consent of by Holtz Rubenstein Reminick LLP (3)
31.1          Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2          Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1          Chief Executive Officer Section 1350 Certification (3)
32.2          Chief Financial Officer Section 1350 Certification (3)
99.1          2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2          Form of Class A Warrant (2)
99.3          Form of Class B Warrant (2)
99.4          Amendment to 2005 Plan (4)
99.5          Form of Class C Warrant (8)
99.6          Release of Earnings - 2007 (3)

___________
(1) Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.

(2) Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.

(3)     Filed herewith.

(4) Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005. (5) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.

(6) Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.

(7) Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.

(8) Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

AUDIT FEES

         For the fiscal year ended December 31, 2007 and 2006, the aggregate fees billed for professional services rendered by Holtz Rubenstein Reminick LLP ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $54,000 and $49,000, respectively.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         For the fiscal years ended December 31, 2007 and 2006, there were $-0-in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

         For the fiscal years ended December 31, 2007 and 2006, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACE MARKETING & PROMOTIONS, INC.

                                          By:  /S/ Dean L. Julia
                                               ---------------------------------
                                               Dean L. Julia, Chairman of the
                                               Board and Chief Executive Officer

Dated:  Valley Stream, New York
March 28, 2008

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                       TITLE                            DATE
----------                       -----                            ----

/S/ DEAN L. JULIA                Chairman of the Board            March 28, 2008
---------------------------      Chief Executive Officer
Dean L. Julia



/S/ SEAN MCDONNELL               Principal Financial and
--------------------------       Accounting Officer               March 28, 2008
Sean McDonnell



/S/ MICHAEL D. TREPETA
---------------------------      President, Director              March 28, 2008
Michael D. Trepeta


/S/ SCOTT NOVACK
---------------------------      Director                         March 28, 2008
Scott Novack

Dean L. Julia, Michael D. Trepeta and Scott Novack represent all the current members of the Board of Directors.