Form 10QSB
period 2008-03-31
ACE MARKETING & PROMOTIONS INC
filed 2008-05-14
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

                                 Yes [ ] No [X]

As of May 15, 2008, the registrant had a total of 8,121,615 shares of Common Stock outstanding.

                        ACE MARKETING & PROMOTIONS, INC.

                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheets as of March 31, 2008 and
               December 31, 2007                                               3

             Condensed Statements of Operations for the Three Months
               Ended March 31, 2008 and 2007                                   4

             Condensed Statements of Cash Flows for the Three Months
               Ended March 31, 2008 and March 31, 2007                         5

             Notes to Condensed Financial Statements                           6


   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        10

   Item 3. Controls and Procedures                                            14

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                                15

   Item 2.   Changes in Securities                                            15

   Item 3.   Defaults Upon Senior Securities                                  15

   Item 4.   Submissions of Matters to a Vote of Security Holders             15

   Item 5.   Other Information                                                15

   Item 6.   Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                    17

                                                                                                ACE MARKETING &
                                                                                               PROMOTIONS, INC.

Condensed Balance Sheets
---------------------------------------------------------------------------------------------------------------
                                                                                March 31,        December 31,
                                                                                  2008               2007
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                                                  $      931,624     $      819,021
  Accounts receivable, net of allowance for doubtful accounts of
    $10,000 at March 31, 2008 and December 31, 2007, respectively                   630,104            963,919
  Note receivable                                                                    50,000                  -
  Prepaid expenses and other current assets                                         168,753             75,375
                                                                            -----------------------------------
Total Current Assets                                                              1,780,481          1,858,315

Property and Equipment, net                                                          31,853             34,065

Other Assets                                                                          7,745              7,745
                                                                            -----------------------------------
Total Assets                                                                 $    1,820,079     $    1,900,125
                                                                            ===================================

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable                                                             $      320,679     $      475,452
Accrued expenses                                                                    137,123            206,015
Customer deposits                                                                   300,000                  -
                                                                            -----------------------------------
Total Current Liabilities                                                           757,802            681,467
                                                                            -----------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized;
    none issued                                                                           -                  -
  Common stock, $.0001 par value; 25,000,000 shares authorized;
    8,144,949 and 8,124,949 shares issued at March 31, 2008
    and December 31, 2007, respectively                                                 815                813
  Additional paid-in capital                                                      3,801,079          3,657,920
  Accumulated deficit                                                            (2,708,116)        (2,408,574)
                                                                            -----------------------------------
                                                                                  1,093,778          1,250,159
  Less: Treasury Stock, at cost, 23,334 shares                                      (31,501)           (31,501)
                                                                            -----------------------------------
Total Stockholders' Equity                                                        1,062,277          1,218,658
                                                                            -----------------------------------
Total Liabilities and Stockholders' Equity                                   $    1,820,079     $    1,900,125
                                                                            ===================================


---------------------------------------------------------------------------------------------------------------
See notes to condensed financial statements.                                                                  3


                                                                                                ACE MARKETING &
                                                                                               PROMOTIONS, INC.

Condensed Statements of Operations
---------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                      2008               2007
---------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)        (Unaudited)

Revenue, net                                                                 $    1,176,183     $    1,282,880
Cost of Revenue                                                                     810,460            865,525
                                                                            -----------------------------------
Gross Profit                                                                        365,723            417,355
                                                                            -----------------------------------

Operating Expenses:
  Selling, general and administrative expenses (including
    stock-based payments expense of $143,161 and $25,583,
    in 2008 and 2007, respectively)                                                 667,718            554,523
                                                                            -----------------------------------
Total Operating Expenses                                                            667,718            554,523
                                                                            -----------------------------------

Loss from Operations                                                               (301,995)          (137,168)
                                                                            -----------------------------------

Other Income:
  Interest income                                                                     2,453              8,342
                                                                            -----------------------------------
Total Other Income                                                                    2,453              8,342
                                                                            -----------------------------------

Net Loss                                                                     $     (299,542)    $     (128,826)
                                                                            ===================================

Net Loss Per Common Share:
  Basic                                                                      $        (0.04)    $        (0.02)
                                                                            ===================================
  Diluted                                                                    $        (0.04)    $        (0.02)
                                                                            ===================================

Weighted Average Common Shares Outstanding:
  Basic                                                                           8,118,099          8,028,363
                                                                            ===================================
  Diluted                                                                         8,118,099          8,028,363
                                                                            ===================================


---------------------------------------------------------------------------------------------------------------
See notes to condensed financial statements.                                                                  4


                                                                                                ACE MARKETING &
                                                                                               PROMOTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                      2008               2007
---------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)        (Unaudited)

Cash Flows from Operating Activities:
  Net loss                                                                   $     (299,542)    $     (128,826)
                                                                            -----------------------------------
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                     2,212              1,012
    Stock-based compensation                                                        143,161             25,583
    Changes in operating assets and liabilities:
      (Increase) decrease in operating assets:
        Accounts receivable                                                         333,815           (119,997)
        Prepaid expenses and other assets                                           (93,378)          (216,344)
      (Decrease) increase in operating liabilities:
        Accounts payable and accrued expenses                                      (223,665)            (6,027)
        Customer deposits                                                           300,000            137,000
                                                                            -----------------------------------
  Total adjustments                                                                 462,145           (178,773)
                                                                            -----------------------------------
Net Cash Provided by (Used in) Operating Activities                                 162,603           (307,599)
                                                                            -----------------------------------

Cash Flows from Investing Activities:
  Increase in note receivable                                                       (50,000)                 -
                                                                            -----------------------------------
Net Cash Used in Investing Activities                                               (50,000)                 -
                                                                            -----------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                112,603           (307,599)
Cash and Cash Equivalents, beginning of period                                      819,021          1,353,131
                                                                            -----------------------------------
Cash and Cash Equivalents, end of period                                     $      931,624     $    1,045,532
                                                                            ===================================


---------------------------------------------------------------------------------------------------------------
See notes to condensed financial statements.                                                                  5

                          PART I. FINANCIAL INFORMATION

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

The Condensed Balance Sheets as of March 31, 2008, the Condensed Statements of Operations for the three months ended March 31, 2008 and 2007 and the Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007 have been prepared by us without audit, and in accordance with the requirements of Form 10-QSB and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2007.

The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements - On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement references fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction, between market participants in the market in which the reporting entity transacts. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities as of January 1, 2008. The application of this standard did not have a material impact on the results of operations or financial condition. The Company elected to defer adoption of SFAS No. 157 for non-financial assets and liabilities and does not anticipate that adoption in fiscal 2009 will have a material impact on the results of operations or financial condition.

In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008 and did not elect to report at fair value any new financial assets or liabilities entered during the quarter ended March

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its financial statements.

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

2.    LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 4,739,170 and 3,519,000 because they are antidilutive as a result of a net loss for the three months ended March 31, 2008 and 2007.

3.    STOCK COMPENSATION

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

Stock options and warrants issued in exchange for non-employee services pursuant to the provisions of FAS 123(R), Emerging Issues Task Force ("EITF") 96-3 and EITF 96-18 are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable

The Company's results for the three month periods ended March 31, 2008 and 2007 include employee share-based compensation expense totaling approximately $143,000 and $26,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2008 and 2007:

------------------------------------------------------ -------------------------
                                                          Three Months Ended
                                                               March 31,
                                                           2008         2007
------------------------------------------------------ ------------ ------------

Employee stock-based compensation - option grants          $107,055      $12,862
Employee stock-based compensation - stock grants                  -            -
Non-Employee stock-based compensation - option grants        19,156       12,721
Non-Employee stock-based compensation - stock grants         17,000            -
------------------------------------------------------ ------------ ------------
Total                                                      $143,161      $25,583
------------------------------------------------------ ============ ============

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

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

The weighted average assumptions made in calculating the fair values of options granted during the three months ended March 31, 2008 and 2007 are as follows:

------------------------------------------------------ -------------------------
                                                           Three Months Ended
                                                               March 31,
                                                           2008         2007
------------------------------------------------------ ------------ ------------

Expected volatility                                         114.92%            -
Expected dividend yield                                           -            -
Risk-free interest rate                                      3.125%            -
Expected term (in years)                                       5.00            -
------------------------------------------------------ ------------ ------------

The following table represents the activity under our stock option plan:

                                                                 Weighted
                                                     Weighted     Average
                                                      Average    Remaining    Aggregate
                                                     Exercise   Contractual   Intrinsic
                                           Share       Price       Term         Value
-------------------------------------  ------------- --------- ------------- -----------

Outstanding, January 1, 2008              2,221,222    $ 1.13
Granted                                   1,110,000    $  .80
Exercised                                         -         -
Forfeited                                  (100,000)   $ 2.00
                                       -------------
Outstanding, March 31, 2008               3,231,222    $ 1.11      6.77       $       -
                                       =============

Options exercisable, March 31, 2008       1,762,247    $ 1.10      5.99       $       -
                                       =============

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 was $0.52. There were no option grants for the three months ended March 31, 2007.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.75 closing price of the Company's common stock on March 31, 2008. At March 31, 2008 there were no outstanding options with exercise prices less than $.75.

As of March 31, 2008, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $532,473. Unamortized compensation cost as of March 31, 2008 is expected to be recognized over a remaining weighted-average vesting period of 4.75 years.

4.    NOTE RECEIVABLE

In February 2008, the Company entered into an agreement with Blue Bite, LLC ("Blue Bite"), a distributor of wireless networking solutions, to become an authorized provider and reseller in the United States of mobile advertising solutions.

In connection with the agreement, the Company loaned Blue Bite $50,000., The Note bears interest at 10% per annum and is due March 1, 2009. The Note is convertible, at the Company's option, into a 10% ownership interest of Blue Bite. Upon conversion, the Company would also have to deliver to Blue Bite, $75,000 in restricted Common Stock of the Company as additional consideration.

5.    TRANSACTIONS WITH MAJOR CUSTOMER

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral.

For the three months ended March 31, 2008 and 2007, sales from ten percent or greater customers approximated 20.4% and 47.5%, respectively of total sales. During these reporting periods, we had one principal customer, of whom is a retailer, accounting for these results.

6.    CONSULTING AGREEMENT

During the three months ended March 31, 2008, the Company issued 20,000 shares of common stock to a consultant in exchange for marketing and training services. The services were recorded equal to the value of the shares and an expense of $17,000 is included in selling, general and administrative for the three months ended March 31, 2008.

7.   SUBSEQUENT EVENTS - WARRANTS

On April 1, 2008, the Company's Board of Directors approved the extension of the expiration date of the Company's Class A and Class B Warrants to July 1, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      The information contained in this Form 10-QSB and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2007 which includes our audited financial statements for the year ended December 31, 2007 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

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

Recently Issued Accounting Pronouncements
-----------------------------------------

On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement references fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction, between market participants in the market in which the reporting entity transacts. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities as of January 1, 2008. The application of this standard did not have a material impact on the results of operations or financial condition. The Company elected to defer adoption of SFAS No. 157 for non-financial assets and liabilities and does not anticipate that adoption in fiscal 2009 will have a material impact on the results of operations or financial condition.

In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008 and did not elect to report at fair value any new financial assets or liabilities entered during the quarter ended March

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its financial statements.

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

Three Months Ended March 31,                         2008           2007
                                                 ------------   ------------
Revenue                                            $1,176,183     $1,282,880
Cost of Revenues                                      810,460        865,525
                                                 ------------   ------------
Gross Profit                                          365,723        417,355
Selling, general & Administrative expenses            667,718        554,523
                                                 ------------   ------------
(Loss) from operations                               (301,995)      (137,168)
                                                 ============   ============

We generated revenues of $1,176,183 in the first quarter of 2008 compared to $1,282,280 in the same three month period ending March 31, 2007. The decrease in revenues of $106,697 in 2008 compared to 2007 was for the following reason. One of our major customers was responsible for revenues in 2006 and 2007 totaling approximately $930,000 and $1,120,000, respectively. This same customer is anticipated by management to maintain a constant level of sales orders for 2008 versus 2007. Sales of merchandise for this principal customer in the first quarter of 2007 included over $300,000 of merchandise that were ordered in the fourth quarter of fiscal 2006, but due to delays in shipping, were not invoiced until the first quarter of 2007. Accordingly, the first quarter of fiscal 2007 has a bunching effect of orders which did not occur in the first quarter of 2008.

Cost of revenues was $810,460 or 68.9% of revenues in the first quarter of 2008 compared to $865,425 or 67.5% of revenues in the same three months of 2007. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decrease in cost of revenues of $55,065 in 2008 is related to a decrease in sales to a major customer who placed two fewer orders during the current quarter ending March 31, 2008.

Gross profit was $365,723 in the first quarter of 2008 or 31.1% of net revenues compared to $417,355 in the same three months of 2007 or 32.5% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $667,718 in the first quarter of 2008 compared to $554,523 in the same three months of 2007. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall increase of $113,195 was primarily due to a $117,578 increase in stock based compensation.

Net loss was $299,542 in the first quarter of 2008 compared to a net loss of $128,826 for the same three months in 2007. The first quarter net loss for 2008 includes stock based payments (non-cash) of $143,161 as compared to $25,583 for the comparable period of 2007. No benefit for income taxes is provided for in 2008 and 2007 due to the full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources
-------------------------------

The company had cash and cash equivalents of $931,624 at March 31, 2008. Cash provided by operating activities for the three months ended March 31, 2008 was $162,603. This resulted primarily from a net loss of $299,542, offset by stock based compensation of $143,161 a decrease in accounts receivable of $333,815 and an increase in customer deposits of $300,000, as well as an increase prepaid expenses and other assets of $93,378 and a decrease of accounts payable and accrued expenses of $223,665.

Cash used in investing activities for the three months ended March 31, 2008 was $50,000 as a result of an issuance of a note receivable.

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

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our Company that have been repaid. Since 1999, we have relied primarily on equity financing from outside investors to supplement our cash flow from operations.

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

We sold 951,575 shares of our Common Stock and Class C Warrants to purchase 475,788 shares of our Common Stock in the offering. On December 21, 2006 and December 17, 2007, we obtained an effective registration statement with the Securities and Exchange Commission to register the resale of 951,575 shares of Common Stock and 475,588 shares underlying the Class C Warrants. We also issued to the Placement Agent 139,680 shares of Common Stock and five-year Warrants to purchase 95,160 shares of Common Stock exercisable at $1.00 per share. Exemption from registration is claimed under Rule 506 of Regulation d promulgated under
Section 4(2) of the Securities Act.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

As of the filing date of this Form 10-QSB, we are not a party to any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

      (a) Since January 2008, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

---------------- ----------- ------------ ----------------------- ------------------- ----------------------
                                          CONSIDERATION RECEIVED
                                          AND DESCRIPTION
                                          OF UNDERWRITING
                                          OR OTHER DISCOUNTS                          IF OPTION, WARRANT OR
                                          TO MARKET PRICE OR      EXEMPTION FROM      CONVERTIBLE SECURITY,
                 TITLE OF    NUMBER       CONVERTIBLE SECURITY,   REGISTRATION        TERMS OF EXERCISE
DATE OF SALE     SECURITY    SOLD         AFFORDED TO PURCHASERS  CLAIMED             OR CONVERSION
---------------- ----------- ------------ ----------------------- ------------------- ----------------------

---------------- ----------- ------------ ----------------------- ------------------- ----------------------
January 2008     Common      1,000,000    Services rendered; no   Section 4(2)        Not applicable.
                 Stock       shares       commissions paid
                 Options
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
January 2008     Common      20,000       Services rendered; no   Section 4(2). A     Not applicable.
                 Stock       shares       commissions paid        restrictive
                                                                  legend appears on
                                                                  each certificate
---------------- ----------- ------------ ----------------------- ------------------- ----------------------

      (b) Between January 1, 2008 and March 31, 2008, there were no sales of unregistered securities.
      (c) Rule 463 of the Securities Act is not applicable to the Company.
      (d) In the three months ended March 31, 2008, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      Not applicable.

ITEM 5.  OTHER INFORMATION:

The Company has outstanding Class A and Class B Common Stock Purchase Warrants to purchase an aggregate of 737,000 shares of Common Stock, exercisable at $2.00 per share. The expiration date of the Class A and Class B Warrants has been extended to the close of business on July 1, 2008.

ITEM 6.  EXHIBITS:

      Except for the exhibits listed below as filed herewith or unless Otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).

Exhibit
Number     Description
------     -----------
3.1        Articles of Incorporation filed March 26, 1998 (1)
3.2        Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4        Amended By-Laws (1)
10.1       Employment Agreement - Michael Trepeta (2)
10.2       Employment Agreement - Dean Julia (2)
10.3       Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4       Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5       Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6       Agreement with Aon Consulting (6)
11.1       Statement re: Computation of per share earnings. See
           Statement of Operations and Notes to Financial Statements
14.1       Code of Ethics/Code of Conduct (5)
21.1       Subsidiaries of the Issuer - None in 2007
31.1       Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2       Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1       Chief Executive Officer Section 1350 Certification (3)
32.2       Chief Financial Officer Section 1350 Certification (3)
99.1       2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2       Form of Class A Warrant (2)
99.3       Form of Class B Warrant (2)
99.4       Amendment to 2005 Plan (4)
99.5       Form of Class C Warrant (8)
99.6       Release - 2008 First quarter Results of Operations (3)

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

                                        ACE MARKETING & PROMOTIONS, INC.



Date: May 13, 2008                      By: /s/ Dean L. Julia
                                            ------------------------------------
                                            Dean L. Julia,
                                            Chief Executive Officer


Date: May 13, 2008                      By: /s/ Sean McDonnell
                                            ------------------------------------
                                            Sean McDonnell,
                                            Chief Financial Officer