Form 10-Q
period 2008-03-31
ACE MARKETING & PROMOTIONS INC
filed 2008-05-16
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________

                                   FORM 10-Q


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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [ ]                    Accelerated Filer         [ ]
Accelerated Filer       [ ]                    Smaller Reporting Company [X}


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]


        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2008, the registrant had a total of 8,121,615 shares of Common Stock outstanding.


EXPLANATORY NOTE

This Form 10-Q is being filed in replacement of a Form 10-QSB for the quarter ended March 31, 2008 filed with the Securities and Exchange Commission on May 14, 2008, which Form 10-QSB was filed on an incorrect form.

                        ACE MARKETING & PROMOTIONS, INC.

                          FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS


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

                          PART I. FINANCIAL INFORMATION

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

The Condensed Balance Sheets as of March 31, 2008, the Condensed Statements of Operations for the three months ended March 31, 2008 and 2007 and the Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2007 which includes our audited financial statements for the year ended December 31, 2007 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management's Discussion and
Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Qare forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition,
(b) possible loss of customers, and (c) the company's ability to attract and retain key personnel, (d) The Company's ability to manage other risks, uncertainties and factors inherent in the business and otherwise discussed in this 10-Q and in the Company's other filings with the SEC. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

As of the filing date of this Form 10-Q, we are not a party to any pending legal proceedings.

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