Form 10-Q
period 2008-06-30
ACE MARKETING & PROMOTIONS INC
filed 2008-08-15
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                        COMMISSION FILE NUMBER: 000-51160

                        ACE MARKETING & PROMOTIONS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                 NEW YORK                                  11-3427886
                 --------                                  ----------
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

As of August 1, 2008, the registrant had a total of 8,321,615 shares of Common Stock outstanding, exclusive of 250,000 outstanding shares of Series A Preferred Stock automatically convertible on December 15, 2008 into a minimum of 500,000 shares of Common Stock and a maximum of 1,000,000 shares of Common Stock.

                        ACE MARKETING & PROMOTIONS, INC.

                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheet as of June 30, 2008
               nd December 31, 2007                                           3

             Condensed Statements of Operations for the Three
               and Six Months Ended June 30, 2008 and 2007                    4

             Condensed Statements of Cash Flows for the Six Months
               Ended June 30, 2008 and June 30, 2007                          5

             Notes to Condensed Financial Statements                          6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

   Item 3.   Quantitative and Qualitative Disclosures and Market Risk        17

   Item 4.   Controls and Procedures                                         18

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                               19

   Item 2.   Changes in Securities                                           19

   Item 3.   Defaults Upon Senior Securities                                 20

   Item 4.   Submissions of Matters to a Vote of Security Holders            20

   Item 5.   Other Information                                               20

   Item 6.   Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                                   21

                                                                   ACE MARKETING & PROMOTIONS, INC.

CONDENSED BALANCE SHEETS
---------------------------------------------------------------------------------------------------
                                                                         JUNE 30,      December 31,
                                                                           2008            2007
---------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)      (audited)

ASSETS

Current Assets:
   Cash and cash equivalents                                           $   579,305      $   819,021
   Accounts receivable, net of allowance for doubtful accounts of
      $10,000 at June 30, 2008 and December 31, 2007, respectively         859,319          963,919
   Note receivable                                                          50,000               --
   Prepaid expenses and other current assets                                84,531           75,375
                                                                       -----------      -----------
Total Current Assets                                                     1,573,155        1,858,125

Property and Equipment, net                                                 29,641           34,065

Other Assets                                                                 7,745            7,745
                                                                       -----------      -----------
Total Assets                                                           $ 1,610,541      $ 1,900,125
                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                    $   460,816      $   475,452
   Accrued expenses                                                        151,921          206,015
                                                                       -----------      -----------
Total Current Liabilities                                                  612,737          681,467
                                                                       -----------      -----------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.0001 par value; 5,000,000 shares authorized;
      none issued                                                               --               --
   Common stock, $.0001 par value; 25,000,000 shares authorized;
      8,344,949 and 8,124,949 shares issued and outstanding
      at June 30, 2008 and December 31, 2007, respectively                     835              813
   Less: Treasury Stock, at cost, 23,334 shares                            (31,501)         (31,501)
Additional paid-in capital                                               3,929,742        3,657,920
Accumulated deficit                                                     (2,901,272)      (2,408,574)
                                                                       -----------      -----------
Total Stockholders' Equity                                                 997,804        1,218,658
                                                                       -----------      -----------
Total Liabilities and Stockholders' Equity                             $ 1,610,541      $ 1,900,125
                                                                       ===========      ===========


---------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.


                                                                                  ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                  Six Months Ended
                                                              June 30,                          June 30,
                                                        2008            2007              2008            2007
------------------------------------------------------------------------------------------------------------------

Revenue, net                                        $ 2,049,867      $ 1,400,786      $ 3,226,050      $ 2,683,666
Cost of Revenue                                       1,578,235          960,074        2,388,695        1,825,598
                                                    -----------      -----------      -----------      -----------
Gross Profit                                            471,632          440,712          837,355          858,068
                                                    -----------      -----------      -----------      -----------

Operating Expenses:
   Selling, general and administrative expenses         666,312          580,384        1,334,030        1,134,908
                                                    -----------      -----------      -----------      -----------
Total Operating Expenses                                666,312          580,384        1,334,030        1,134,908
                                                    -----------      -----------      -----------      -----------

Loss from Operations                                   (194,680)        (139,672)        (496,675)        (276,840)
                                                    -----------      -----------      -----------      -----------

Other Income (Expense):
   Interest expense                                          --              (43)              --              (43)
   Interest income                                        1,524            7,995            3,977           16,337
                                                    -----------      -----------      -----------      -----------
Total Other Income (Expense)                              1,524            7,952            3,977           16,294
                                                    -----------      -----------      -----------      -----------

Net Loss                                            $  (193,156)     $  (131,720)     $  (492,698)     $  (260,546)
                                                    ===========      ===========      ===========      ===========

Net Loss Per Common Share:

   Basic                                            $     (0.02)     $     (0.02)     $     (0.06)     $     (0.03)
                                                    ===========      ===========      ===========      ===========

   Diluted                                          $     (0.02)     $     (0.02)     $     (0.06)     $     (0.03)
                                                    ===========      ===========      ===========      ===========

Weighted Average Common Shares Outstanding:

   Basic                                              8,165,571        8,012,722        8,163,914        8,020,499
                                                    ===========      ===========      ===========      ===========

   Diluted                                            8,165,571        8,012,722        8,163,914        8,020,499
                                                    ===========      ===========      ===========      ===========


------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.


                                                                                ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ended June 30,
                                                                                       2008             2007
----------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net loss                                                                        $  (492,698)     $  (260,546)
                                                                                   -----------      -----------
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   4,424            2,243
         Stock-based compensation                                                      271,844           51,166
         Changes in operating assets and liabilities:
           (Increase) decrease in operating assets:
              Accounts receivable                                                      104,600          (11,078)
              Prepaid expenses and other assets                                         (9,156)         (19,948)
           Decrease in operating liabilities:
              Accounts payable and accrued expenses                                    (68,730)         (73,300)
                                                                                   -----------      -----------
   Total adjustments                                                                   302,982          (50,917)
                                                                                   -----------      -----------
Net Cash Used in Operating Activities                                                 (189,716)        (311,463)
                                                                                   -----------      -----------

Cash Flows from Investing Activities:
     Increase in Note receivable                                                        50,000               --
     Acquisition of property and equipment                                                  --           (4,406)
                                                                                   -----------      -----------
Net Cash Used in Financing Activities                                                   50,000           (4,406)
                                                                                   -----------      -----------

Net Decrease in Cash and Cash Equivalents                                             (239,716)        (315,869)
Cash and Cash Equivalents, beginning of period                                         819,021        1,353,131
                                                                                   -----------      -----------
Cash and Cash Equivalents, end of period                                           $   579,305      $ 1,037,262
                                                                                   ===========      ===========


---------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                        5

                          PART I. FINANCIAL INFORMATION

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007
                                   (UNAUDITED)


The Condensed Balance Sheet as of June 30, 2008, the Condensed Statements of Operations for the three months and six months ended June 30, 2008 and 2007 and the Condensed Statements of Cash Flows for six months ended June 30, 2008 and 2007 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2008, results of operations for the three months and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2007.

The results reported for the three months and six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the full year.

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

                          PART I. FINANCIAL INFORMATION

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007
                                   (UNAUDITED)


In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008 and did not elect to report at fair value any new financial assets or liabilities entered during the quarter ended June 30, 2008

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its financial statements.

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

2. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 5,124,000 and 3,519,000 because they are antidilutive as a result of a net loss for the three and six months ended June 30, 2008 and 2007.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007
                                   (UNAUDITED)


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

Stock options and warrants issued in exchange for non-employee services pursuant to the provisions of FAS 123(R), Emerging Issues Task Force ("EITF") 96-3 and EITF 96-18 are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable

The Company's results for the three and six month periods ended June 30, 2008 and 2007 includes share-based compensation expense totaling approximately $129,000 and $25,000 and $272,000 and $51,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2008 and 2007.

------------------------------------------------------ -----------------------------------------------
                                                          Six Months Ended          Three Months Ended
                                                               June 30,                 June 30,
                                                           2008         2007          2008       2007
------------------------------------------------------ ------------ -------------- ---------- --------

Employee stock-based compensation - option grants          $133,198      $25,724        -      $12,862
Employee stock-based compensation - stock grants             17,000            -        -            -
Non-Employee stock-based compensation - option grants        31,158       25,442     38,195     12,721
Non-Employee stock-based compensation - stock grants         60,000            -     60,000          -
Non-Employee-Warrants                                        30,488            -     30,488          -
------------------------------------------------------ ------------ -------------- ----------- -------
Total                                                      $271,844      $51,166   $128,683    $25,583
------------------------------------------------------ ============ ============== =========== =======

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007
                                   (UNAUDITED)


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

The weighted average assumptions made in calculating the fair values of options granted during the six months ended June 30, 2008 and 2007 are as follows:

--------------------------------- ----------------------- --------------------
                                       Six Months Ended    Three Months Ended
                                           June 30,             June 30,
                                       2008         2007     2008       2007
--------------------------------- ----------------------- --------------------

Expected volatility                   115.00%           -         -         -
Expected dividend yield                    -            -         -         -
Risk-free interest rate               3.125%            -         -         -
Expected term (in years)                5.00            -         -         -
--------------------------------- ---------- ------------ --------------------

The following table represents the activity under our stock option plan:

                                                                 Weighted
                                                     Weighted     Average
                                                      Average    Remaining    Aggregate
                                                     Exercise   Contractual   Intrinsic
                                           Share       Price       Term         Value
-------------------------------------  ------------- --------- ------------- -----------

Outstanding, January 1, 2008              2,221,222    $ 1.18
Granted                                   1,110,000    $  .98
                                       -------------
Outstanding, June 30, 2008                3,331,222    $ 1.11      6.52       $       -
                                       =============

Options exercisable, June 30, 2008        2,097,038    $ 1.13      5.45       $       -
                                       =============

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007
                                   (UNAUDITED)


The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 was $0.53. There were no option grants for the six months ended June 30, 2007.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.50 closing price of the Company's common stock on June 30, 2008. At June 30, 2008 there were no outstanding options with exercise prices less than $.50.

As of June 30, 2008, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $612,765. Unamortized compensation cost as of June 30, 2008 is expected to be recognized over a remaining weighted-average vesting period of 2.89 years.

4. NOTE RECEIVABLE

In February 2008, the Company entered into an agreement with Blue Bite, LLC ("Blue Bite"), a distributor of wireless networking solutions, to become an authorized provider and reseller in the United States of mobile advertising solutions.

In connection with the agreement, the Company loaned Blue Bite $50,000. The Note bears interest at 10% per annum and is due March 1, 2009. The Note is convertible, at the Company's option, into a 10% ownership interest of Blue Bite. Upon conversion, the Company would also have to deliver to Blue Bite, $75,000 in restricted Common Stock of the Company as additional consideration.

5. TRANSACTIONS WITH MAJOR CUSTOMER

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral.

For the six months ended June 30, 2008 and 2007, sales from ten percent or greater customers approximated 21.7% and 27.0%, respectively of total sales. During these reporting periods, we had one principal customer, of whom is a retailer, accounting for these results.

6. CONSULTING AGREEMENT

During the three months ended June 30, 2008, the company issued to an investment advisor 133,500 warrants for the purpose of providing investor awareness and business advisory services. The services were recorded equal to the value of the warrants and an expense of $30,488 is included in selling, general and administrative for the three and six months ended June 30, 2008.

During the three months ended June 30, 2008, the company issued 200,000 shares of common stock for two independent contractors to seek and obtain new business for the firm. The services were recorded equal to the value of the stock at the date of grant and an expense of $60,000 is included in selling, general and administrative for the three and six months ended June 30, 2008.

During the six months ended June 30, 2008, the Company issued 20,000 shares of common stock to a consultant in exchange for marketing and training services. The services were recorded equal to the value of the shares and an expense of $17,000 is included in selling, general and administrative for the six months ended June 30, 2008.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007
                                   (UNAUDITED)


7. SUBSEQUENT EVENTS - WARRANTS

On July 1, 2008, the Company's Board of Directors approved the extension of the expiration date of the Company's Class A and Class B Warrants to October 1, 2008.

In July 2008, the Company sold 250,000 shares of Convertible Preferred Stock for $250,000. The shares of Preferred Stock automatically converts into a minimum 500,000 and a maximum of 1,000,000 shares on December 15, 2008 based upon a conversion price equal to the lower of $.50 per share or the average closing sales price over the ten trading dates preceding December 15, 2008.

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

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition,
(b) possible loss of customers, and (c) the company's ability to attract and retain key personnel, (d) The Company's ability to manage other risks, uncertainties and factors inherent in the business and otherwise discussed in this 10-Q and in the Company's other filings with the SEC. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008 and did not elect to report at fair value any new financial assets or liabilities entered during the quarter ended June 30, 2008

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its financial statements.

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

Three Months Ended June 30,                          2008           2007
                                                 ------------   ------------
Revenue                                            $2,049,867     $1,400,786
Cost of Revenue                                     1,578,235        960,074
                                                 ------------   ------------
Gross Profit                                          471,632        440,712
Selling, general & Administrative expenses            663,312        580,384
                                                 ------------   ------------
Loss from operations                                 (194,680)      (139,672)
                                                 ============   ============

We generated revenues of $2,049,867 in the second quarter of 2008 compared to $1,400,786 in the same three month period ending June 30, 2007. The increase in revenues of $649,081 in 2008 compared to 2007 was for the following reason. Through a collaborated effort with a major customer, Ace Marketing was able to create, administer and fulfill in house a large order which benefited over 3,500 members of a police organization. The order was responsible for approximately 37% of the quarterly revenue. We can provide no assurances that this large order will be recurring in future operating periods.

Cost of revenues was $1,578,235 or 77% of revenues in the second quarter of 2008 compared to $960,074 or 69% of revenues in the same three months of 2007. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $618,161 in 2008 is related to a increase in sales to a major customer which placed a large order during the current quarter ending June 30, 2008.

Gross profit was $471,632 in the second quarter of 2008 or 23% of net revenues compared to $440,712 in the same three months of 2007 or 31% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The second quarter gross profit was negatively impacted by reduced gross profit achieved in connection with the large order placed by members of a police organization

Selling, general, and administrative expenses were $666,312 in the second quarter of 2008 compared to $580,384 in the same three months of 2007. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall increase of $85,928 was primarily due to a $103,100 increase in stock based compensation.

Net loss was $194,680 in the second quarter of 2008 compared to a net loss of $139,672 for the same three months in 2007. The second quarter net loss for 2008 includes stock based payments (non-cash) of $128,683 as compared to $25,583 for the comparable period of 2007. No benefit for income taxes is provided for in 2008 and 2007 due to the full valuation allowance on the net deferred tax assets.

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

Six months Ended June 30,                            2008           2007
                                                 ------------   ------------
Revenue                                            $3,226,050     $2,683,666
Cost of Revenues                                    2,388,694      1,825,598
                                                 ------------   ------------
Gross Profit                                          837,356        858,068
Selling, general & Administrative expenses          1,334,030      1,134,908
                                                 ------------   ------------
(Loss) from operations                               (496,674)      (276,840)
                                                 ============   ============

We generated revenues of $3,226,050 in the first six months of 2008 compared to $2,683,666 in the same six month period ending June 30, 2007. The increase in revenues of $542,384 in 2008 compared to 2007 is due to the collaborated effort with a major customer, Ace Marketing was able to create, administer and fulfill an in house order which benefited over 3,500 members of the organization. This order was responsible for 23.55 of revenues for the six months ended June 30, 2008. We can provide no assurance that this large order will be recurring in future operating periods.

Cost of revenues was $2,388,694 or 74% of revenues in the first six months of 2008 compared to $1,825,598 or 68% of revenues in the same six months of 2007. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $563,096 in 2008 is related to a increase in sales to a major customer which placed a large order during the current quarter ending June 30, 2008.

Gross profit was $837,356 in the first six months of 2008 or 26% of net revenues compared to $858,068 in the same six months of 2007 or 32% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The six month gross profit was negatively impacted by reduced gross profit achieved in connection with the large order placed by members of a police organization.

Selling, general, and administrative expenses were $1,334,030 in the first six months of 2008 compared to $1,134,908 in the same six months of 2007. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall increase of $199,122 was primarily due to a $220,678 increase in stock based compensation.

Net loss from operations was $(496,674) in the first six months of 2008 compared to a net loss of $(276,840) for the same six months in 2007. The first six months net loss for 2008 includes stock based payments (non-cash) of $271,844 as compared to $51,166 for the comparable period of 2007. No benefit for income taxes is provided for in 2008 and 2007 due to the full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources
-------------------------------

The company had cash and cash equivalents of $579,305 at June 30, 2008. Cash used by operating activities for the six months ended June 30, 2008 was $(239,716). This resulted primarily from a net loss of $(492,697), offset by stock based compensation of $271,844 a decrease in accounts receivable of $104,600 and an increase in prepaid expenses and other assets of $59,157 and a decrease of accounts payable and accrued expenses of $68,730.

The company had cash and cash equivalents of $819,021 at December 31, 2007. Cash used by operating activities during the six months period ended June 30, 2007 was $(311,463). This resulted primarily from a net loss of $(260,546) and an increase in accounts receivable of $11,078, partially offset by stock based compensation of $51,166 and an decrease in accounts payable and accrued expenses of $73,300.

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

2008 Financing
---------------

During July of 2008, the Company sold 250,000 shares of its Series A Preferred Stock at a purchase price of $1.00 per share. The following describes the rights, preferences and privileges of the Series A Preferred Stock:

o CONVERTIBILITY INTO COMMON STOCK. Each share of Preferred Stock shall automatically convert on December 15, 2008 into shares of Common Stock
    (the "Common Shares") based on a conversion price of the lower of $.50 per share or the average closing sale price for the Company's Common Stock on the OTC Bulletin Board for the 10 trading days immediately preceding December 15, 2008, with a floor of $.25 per share. Each share of Preferred Stock may at the option of the holder be converted into Common Shares prior to December 15, 2008 based upon a price of $.50 per share.
o VOTING. The Preferred Shares shall have no voting rights until converted into Common Shares, except as otherwise required by applicable state law.
o DIVIDENDS. The Preferred Shares shall have no dividend rights until converted into Common Shares, except as otherwise required by applicable state law.
o LIQUIDATION PREFERENCE. The Preferred Shares shall have no liquidation preference and shall be treated the same as a holder of Common Shares.

Exemption is claimed for the sale of the aforementioned 250,000 shares of Series A Preferred Stock pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

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

At December 31, 2007, management identified the following significant deficiencies that when aggregated give rise to a material weakness in the area of financial reporting.

These deficiencies include a) lack of review or evidence of review in the financial Reporting process; b) the inability to account for complex equity transaction; c) various manual processes and dual databases creating need for extensive number of journal entries; and d) inability to apply complex accounting principles. Management is presently assessing these deficiencies and as of June 30, 2008 It had not remediated the identified deficiencies.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

      As of the filing date of this Form 10-Q, we are not a party to any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

      (a) From January 2008 to the filing date of this Form 10-Q, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

---------------- ----------- ------------ ----------------------- ------------------- ----------------------
                                          CONSIDERATION RECEIVED
                                          AND DESCRIPTION
                                          OF UNDERWRITING
                                          OR OTHER DISCOUNTS                          IF OPTION, WARRANT OR
                                          TO MARKET PRICE OR      EXEMPTION FROM      CONVERTIBLE SECURITY,
                 TITLE OF    NUMBER       CONVERTIBLE SECURITY,   REGISTRATION        TERMS OF EXERCISE
DATE OF SALE     SECURITY    SOLD         AFFORDED TO PURCHASERS  CLAIMED             OR CONVERSION
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
January 2008     Common      1,000,000    Services rendered; no   Section 4(2)        Not applicable.
                 Stock       shares       commissions paid
                 Options
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
January 2008     Common      20,000       Services rendered; no   Section 4(2). A     Not applicable.
                 Stock       shares       commissions paid        restrictive
                                                                  legend appears on
                                                                  each certificate
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
June 2008       Common      200,000      Services rendered; no    Section 4(2)        Not applicable.
                Stock       shares       commissions paid

---------------- ----------- ------------ ----------------------- ------------------- ----------------------
June 2008       Common      133,500      Services rendered; no    Section 4(2)        Exercisable at prices
                Stock       warrants     commissions paid                             ranging from $.50 per
                Warrants                                                              share to $.80 per share
                                                                                      Through June 30, 2011
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
July 2008  Shares of     250,000     $250,000 paid in cash;  Section 4(2)             Automatically converted
                Series A      shares       No commissions paid                        into common stock on
                Preferred                                                             December 15, 2008 based
                  Stock                                                               upon a conversion price
                                                                                      Equal to the lower of
                                                                                      $.50 per share or the
                                                                                      average closing price
                                                                                      over the 10 preceding
                                                                                      trading days with a
                                                                                      floor of $.25 per share

---------------- ----------- ------------ ----------------------- ------------------- ----------------------
July 2008      Common        250,000      Services rendered; no   Section 4(2)        Exercisable at prices
               Stock         warrants     commissions paid                            ranging from $.50 to
               Warrants                                                               $.80 per share through
                                                                                      June 30, 2011
---------------- ----------- ------------ ----------------------- ------------------- ----------------------

(b)      Rule 463 of the Securities Act is not applicable to the Company.
(c) In the six months ended June 30, 2008, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      Not applicable.


ITEM 5.  OTHER INFORMATION:

      The Company has outstanding Class A and Class B Common Stock Purchase Warrants to purchase an aggregate of 737,000 shares of Common Stock, exercisable at $2.00 per share. The expiration date of the Class A and Class B Warrants has been extended to the close of business on October 1, 2008.


ITEM 6.  EXHIBITS:

      Except for the exhibits listed below as filed herewith or unless Otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).


Exhibit
Number     Description
------     -----------
3.1        Articles of Incorporation filed March 26, 1998 (1)
3.2        Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4        Amended By-Laws (1)
10.1       Employment Agreement - Michael Trepeta (2)
10.2       Employment Agreement - Dean Julia (2)
10.3       Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4       Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5       Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6       Agreement with Aon Consulting (6)
11.1       Statement re: Computation of per share earnings. See
           Statement of Operations and Notes to Financial Statements
14.1       Code of Ethics/Code of Conduct (5)
21.1       Subsidiaries of the Issuer - None in 2007
31.1       Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2       Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1       Chief Executive Officer Section 1350 Certification (3)
32.2       Chief Financial Officer Section 1350 Certification (3)
99.1       2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2       Form of Class A Warrant (2)
99.3       Form of Class B Warrant (2)
99.4       Amendment to 2005 Plan (4)
99.5       Form of Class C Warrant (8)
99.6       Press Release - 2nd Quarter Results of Operations

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


                                            ACE MARKETING & PROMOTIONS, INC.


Date: August 15, 2008                       By: /s/ Dean L. Julia
                                            ------------------------------------
                                            Dean L. Julia,
                                            Chief Executive Officer


Date: August 15, 2008                       By: /s/ Sean McDonnell
                                            ------------------------------------
                                            Sean McDonnell,
                                            Chief Financial Officer