Form 10-Q/A
period 2008-06-30
ACE MARKETING & PROMOTIONS INC
filed 2008-08-20
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q/A

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

                        ACE MARKETING & PROMOTIONS, INC.

                           FORM 10-Q/A QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheet as of June 30, 2008
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

                                                        5

                          PART I. FINANCIAL INFORMATION

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007
                                   (UNAUDITED)


The Condensed Balance Sheet as of June 30, 2008, the Condensed Statements of Operations for the three months and six months ended June 30, 2008 and 2007 and the Condensed Statements of Cash Flows for six months ended June 30, 2008 and 2007 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q/A and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2008, results of operations for the three months and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature.


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

In July 2008, the Company sold 250,000 shares of Convertible Preferred Stock for $250,000. The shares of Preferred Stock automatically converts into a minimum 500,000 and a maximum of 1,000,000 shares on December 15, 2008 based upon a conversion price equal to the lower of $.50 per share or the average closing sales price over the ten trading dates preceding December 15, 2008, with a floor of $.25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      The information contained in this Form 10-Q/A and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-KSB for its fiscal year ended December 31, 2007 which includes our audited financial statements for the year ended December 31, 2007 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-KSB and other Company filings with the Securities and Exchange Commission ("SEC").

      This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition,
(b) possible loss of customers, and (c) the company's ability to attract and retain key personnel, (d) The Company's ability to manage other risks, uncertainties and factors inherent in the business and otherwise discussed in this Form 10-Q/A and in the Company's other filings with the SEC. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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
                                                 ============   ============

We generated revenues of $2,049,867 in the second quarter of 2008 compared to $1,400,786 in the same three month period ending June 30, 2007. The increase in revenues of $649,081 in 2008 compared to 2007 was for the following reason. Through a collaborated effort with a major customer, Ace Marketing was able to create, administer and fulfill in house a large order which benefited over 3,500 members of a police organization. The order was responsible for approximately 34.1% of the quarterly revenue. We can provide no assurances that this large order will be recurring in future operating periods.

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
                                                 ============   ============

We generated revenues of $3,226,050 in the first six months of 2008 compared to $2,683,666 in the same six month period ending June 30, 2007. The increase in revenues of $542,384 in 2008 compared to 2007 is due to the collaborated effort with a major customer, Ace Marketing was able to create, administer and fulfill an in house order which benefited over 3,500 members of the organization. This order was responsible for 21.7% of revenues for the six months ended June 30, 2008. We can provide no assurance that this large order will be recurring in future operating periods.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

      As of the filing date of this Form 10-Q/A, we are not a party to any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

      (a) From January 2008 to the filing date of this Form 10-Q/A, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

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


Exhibit
Number     Description
------     -----------
3.1        Articles of Incorporation filed March 26, 1998 (1)
3.2        Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4        Amended By-Laws (1)
10.1       Employment Agreement - Michael Trepeta (2)
10.2       Employment Agreement - Dean Julia (2)
10.3       Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4       Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5       Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6       Agreement with Aon Consulting (6)
11.1       Statement re: Computation of per share earnings. See
           Statement of Operations and Notes to Financial Statements
14.1       Code of Ethics/Code of Conduct (5)
21.1       Subsidiaries of the Issuer - None in 2007
31.1       Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2       Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1       Chief Executive Officer Section 1350 Certification (3)
32.2       Chief Financial Officer Section 1350 Certification (3)
99.1       2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2       Form of Class A Warrant (2)
99.3       Form of Class B Warrant (2)
99.4       Amendment to 2005 Plan (4)
99.5       Form of Class C Warrant (8)
99.6       Press Release - 2nd Quarter Results of Operations (3)
99.7       Press Release - August 13, 2008 (3)
99.8       Press Release - August 14, 2008 (3)
99.9       Press Release - August 18, 2008 (3)

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


                                            ACE MARKETING & PROMOTIONS, INC.


Date: August 18, 2008                       By: /s/ Dean L. Julia
                                            ------------------------------------
                                            Dean L. Julia,
                                            Chief Executive Officer


Date: August 18, 2008                       By: /s/ Sean McDonnell
                                            ------------------------------------
                                            Sean McDonnell,
                                            Chief Financial Officer