Form 10-Q
period 2008-09-30
ACE MARKETING & PROMOTIONS INC
filed 2008-11-14
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 1, 2008, the registrant had a total of 8,321,615 shares of Common Stock outstanding, exclusive of 445,000 outstanding shares of Series A Preferred Stock automatically convertible on December 15, 2008 into a minimum of 890,000 shares of Common Stock and a maximum of 1,780,000 shares of Common Stock.

                        ACE MARKETING & PROMOTIONS, INC.
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheet as of September 30, 2008
               and December 31, 2007                                          3

             Condensed Statements of Operations for the Three
               and Nine Months Ended September 30, 2008 and 2007              4

             Condensed Statements of Cash Flows for the Nine Months
               Ended September 30, 2008 and September 30, 2007                5

             Notes to Condensed Financial Statements                          6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       12

   Item 3.   Quantitative and Qualitative Disclosures and Market Risk        19

   Item 4.   Controls and Procedures                                         19

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                               20

   Item 2.   Changes in Securities                                           20

   Item 3.   Defaults Upon Senior Securities                                 21

   Item 4.   Submissions of Matters to a Vote of Security Holders            21

   Item 5.   Other Information                                               21

   Item 6.   Exhibits and Reports on Form 8-K                                21

SIGNATURES                                                                   22

                                                                   ACE MARKETING & PROMOTIONS, INC.

CONDENSED BALANCE SHEETS
---------------------------------------------------------------------------------------------------
                                                                        September 30,  December 31,
                                                                           2008            2007
---------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)      (audited)

ASSETS

Current Assets:
   Cash and cash equivalents                                           $   473,782      $   819,021
   Accounts receivable, net of allowance for doubtful accounts of
      $10,000 at September 30, 2008 and December 31, 2007, respectively  1,041,721          963,919
   Note receivable                                                         100,000               --
   Prepaid expenses and other current assets                                89,861           75,375
                                                                       -----------      -----------
Total Current Assets                                                     1,705,364        1,858,315

Property and Equipment, net                                                122,543           34,065

Other Assets                                                                 7,745            7,745
                                                                       -----------      -----------
Total Assets                                                           $ 1,835,652      $ 1,900,125
                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                    $   412,946      $   475,452
   Accrued expenses                                                        134,753          206,015
                                                                       -----------      -----------
Total Current Liabilities                                                  547,699          681,467
                                                                       -----------      -----------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.0001 par value; 5,000,000 shares authorized;
      445,000 and 0 shares issued and outstanding at
      September 30, 2008 and December 31, 2007, respectively                    45               --
   Common stock, $.0001 par value; 25,000,000 shares authorized;
      8,344,949 and 8,124,949 shares issued and outstanding
      at September 30, 2008 and December 31, 2007, respectively                835              813
   Less: Treasury Stock, at cost, 23,334 shares                            (31,501)         (31,501)
Additional paid-in capital                                               4,654,494        3,657,920
Accumulated deficit                                                     (3,335,920)      (2,408,574)
                                                                       -----------      -----------
Total Stockholders' Equity                                               1,287,953        1,218,658
                                                                       -----------      -----------
Total Liabilities and Stockholders' Equity                             $ 1,835,652      $ 1,900,125
                                                                       ===========      ===========


---------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.



                                                                                  ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                        2008            2007              2008            2007
------------------------------------------------------------------------------------------------------------------

Revenue, net                                        $ 1,480,577      $ 1,639,182      $ 4,706,627      $ 4,322,848
Cost of Revenue                                       1,056,082        1,050,799        3,444,777        2,876,397
                                                    -----------      -----------      -----------      -----------
Gross Profit                                            424,495          588,383        1,261,850        1,446,451
                                                    -----------      -----------      -----------      -----------

Operating Expenses:
   Selling, general and administrative expenses         763,795          869,277        2,097,674        2,004,185
                                                    -----------      -----------      -----------      -----------
Total Operating Expenses                                763,795          869,277        2,097,674        2,004,185
                                                    -----------      -----------      -----------      -----------

Loss from Operations                                   (339,300)        (280,894)        (835,824)        (557,734)
                                                    -----------      -----------      -----------      -----------

Other Income (Expense):
   Interest expense                                        (655)              (1)            (806)             (44)
   Interest income                                        1,807            5,731            5,784           22,068
                                                    -----------      -----------      -----------      -----------
Total Other Income (Expense)                              1,152            5,730            4,978           22,024
                                                    -----------      -----------      -----------      -----------
Net Loss                                               (338,148)        (275,164)        (830,846)        (535,710)

Less Preferred Stock Dividend                            96,500                -           96,500                -
                                                    -----------      -----------      -----------      -----------
Net Loss Allocable to Common Shareholders           $  (434,648)     $  (275,164)     $  (927,346)     $  (535,710)
                                                    ===========      ===========      ===========      ===========

Net Loss Per Common Share:

   Basic                                            $     (0.05)     $     (0.03)     $     (0.11)     $     (0.07)
                                                    ===========      ===========      ===========      ===========

   Diluted                                          $     (0.05)     $     (0.03)     $     (0.11)     $     (0.07)
                                                    ===========      ===========      ===========      ===========

Weighted Average Common Shares Outstanding:

   Basic                                              8,321,615        8,015,708        8,202,567        8,018,885
                                                    ===========      ===========      ===========      ===========

   Diluted                                            8,321,615        8,015,708        8,202,567        8,018,885
                                                    ===========      ===========      ===========      ===========


------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.



                                                                                ACE MARKETING & PROMOTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                  Nine Months Ended September 30,
                                                                                       2008             2007
----------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net loss                                                                        $  (830,846)     $  (535,710)
                                                                                   -----------      -----------
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  10,656            3,940
         Stock-based compensation                                                      455,141          354,853
         Changes in operating assets and liabilities:
           (Increase) decrease in operating assets:
              Accounts receivable                                                      (77,802)        (283,271)
              Prepaid expenses and other assets                                        (14,486)         (55,795)
           Decrease in operating liabilities:
              Accounts payable and accrued expenses                                   (133,768)         127,439
                                                                                   -----------      -----------
   Total adjustments                                                                   239,741          147,166
                                                                                   -----------      -----------
Net Cash Used in Operating Activities                                                 (591,105)        (388,544)
                                                                                   -----------      -----------

Cash Flows from Investing Activities:
     Increase in Note receivable                                                      (100,000)              --
     Acquisition of property and equipment                                             (99,134)         (26,081)
                                                                                   -----------      -----------
Net Cash Used in Investing Activities                                                 (199,134)         (26,081)
                                                                                   -----------      -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of Preferred Stock                                          445,000               --
                                                                                    ----------       ----------
Net Cash Provided by Financing Activities                                              445,000               --
                                                                                    ----------       ----------


Net Decrease in Cash and Cash Equivalents                                             (345,239)        (414,625)
Cash and Cash Equivalents, beginning of period                                         819,021        1,353,131
                                                                                   -----------      -----------
Cash and Cash Equivalents, end of period                                           $   473,782       $  938,506
                                                                                   ===========      ===========

Supplemental Disclosure of noncash transaction:

  Beneficial conversion feature - preferred stock dividend                         $    96,500       $       --
                                                                                   ===========      ===========

---------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.



                          PART I. FINANCIAL INFORMATION

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND NINE MONTHS ENDED
                             SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)

The Condensed Balance Sheet as of September 30, 2008, the Condensed Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 and the Condensed Statements of Cash Flows for nine months ended September 30, 2008 and 2007 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2008, results of operations for the three months and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2007.

The results reported for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the full year.

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

                          PART I. FINANCIAL INFORMATION

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND NINE MONTHS ENDED
                             SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)


In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008 and did not elect to report at fair value any new financial assets or liabilities entered during the quarter ended September 30, 2008.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is assessing the impact of the adoption of SFAS 161, but anticipates that SFAS 161 will not have a material effect on its financial position, results of operations and cash flows once it is adopted on January 1, 2009.


2. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. The number of common shares potentially issuable upon the exercise of certain options, convertible preferred stock and warrants that were excluded from the diluted loss per common share calculation was approximately 6,264,000 and 3,679,000 because they are antidilutive as a result of a net loss for the three and nine months ended September 30, 2008 and 2007.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND NINE MONTHS ENDED
                             SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)


3. STOCK COMPENSATION

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

Stock options and warrants issued in exchange for non-employee services pursuant to the provisions of FAS 123(R), Emerging Issues Task Force ("EITF") 96-3 and EITF 96-18 are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable

The Company's results for the three and nine month periods ended September 30, 2008 and 2007 includes share-based compensation expense totaling approximately $183,000 and $455,000 and $304,000 and $355,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007.

------------------------------------------------------ -----------------------------------------------
                                                          Nine Months Ended          Three Months Ended
                                                             September 30,             September 30,
                                                           2008         2007          2008       2007
------------------------------------------------------ ------------ -------------- ---------- --------

Employee stock-based compensation - option grants          $167,034     $296,593     33,836   $270,865
Employee stock-based compensation - stock grants             17,000       12,000        -       12,000
Non-Employee stock-based compensation - option grants        41,442       38,160     10,284     12,721
Non-Employee stock-based compensation - stock grants         60,000        8,100        -        8,100
Non-Employee stock-based compensation - warrants            169,665            -    139,177         -
------------------------------------------------------ ------------ -------------- ----------- -------
Total                                                      $455,141     $354,853   $183,297   $303,686
------------------------------------------------------ ============ ============== =========== =======

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND NINE MONTHS ENDED
                             SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)


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

The weighted average assumptions made in calculating the fair values of options granted during the nine months ended September 30, 2008 and 2007 are as follows:

--------------------------------- ----------------------- --------------------
                                      Nine Months Ended    Three Months Ended
                                         September 30,        September 30,
                                       2008         2007     2008       2007
--------------------------------- ----------------------- --------------------

Expected volatility                   115.00%      58.23%         -     58.23%
Expected dividend yield                    -            -         -         -
Risk-free interest rate               3.125%        4.15%         -      4.15%
Expected term (in years)                5.00        10.00         -      10.00
--------------------------------- ---------- ------------ --------------------

The following table represents the activity under our stock option plan:

                                                                 Weighted
                                                     Weighted     Average
                                                      Average    Remaining    Aggregate
                                                     Exercise   Contractual   Intrinsic
                                           Share       Price       Term         Value
-------------------------------------  ------------- --------- ------------- -----------

Outstanding, January 1, 2008              2,221,222    $ 1.18
Granted                                   1,110,000    $  .98
                                       -------------
Outstanding, September 30, 2008           3,331,222    $ 1.11      6.27       $       -
                                       =============

Options exercisable, September 30, 2008   2,215,038    $ 1.13      5.21       $       -
                                       =============

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND NINE MONTHS ENDED
                             SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)


The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 was $0.53, and $.86 for the nine months ended September 30, 2007.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $1.00 closing price of the Company's common stock on September 30, 2008.

As of September 30, 2008, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $482,645. Unamortized compensation cost as of September 30, 2008 is expected to be recognized over a remaining weighted-average vesting period of 2.72 years.

On January 16, 2008, the Company issued 20,000 shares of common stock to an employee in exchange for marketing and training services. The services were recorded equal to the value of the shares and an expense of $17,000 which is included in selling, general and administrative for the nine months ended September 30, 2008.


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

On September 17, 2008, the company loaned Blue Bite an additional $50,000 pursuant to the terms of a one year convertible promissory note(the "Second Note"). The Second Note provides provides for interest at 10% per annum payable with any outstanding principal on September 17, 2009. The Company has the option to convert the Second Note plus $75,000 worth of shares of restricted Common Stock of the Company into an additional 10% interest in Blue Bite.

5. TRANSACTIONS WITH MAJOR CUSTOMER

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral.

For the nine months ended September 30, 2008 and 2007, sales from ten percent or greater customers approximated 26.4% and 25.9%, respectively of total sales.

6. CONSULTING AGREEMENTS

On June 26, 2008 the Company issued to an investment advisor 133,500 common stock purchase warrants for the purpose of providing investor awareness and business advisory services. The services were recorded equal to the value of the warrants and an expense of $30,488 is included in selling, general and administrative for the nine months ended September 30, 2008.

On June 10, 2008, the Company issued 200,000 shares of common stock for two independent contractors to seek and obtain new business for the firm. The services were recorded equal to the value of the stock at the date of grant and an expense of $60,000 is included in selling, general and administrative for the nine months ended September 30, 2008.

On July 1, 2008, the Company issued to an investor relations and public relations company 250,000 common stock purchase warrants (the "Warrants") for the purpose of providing investor awareness and public relations advisory services. The Warrants are immediately exercisable and expire on June 30, 2011. 150,000 of the Warrants are exercisable at $.50 per share and contain a cashless exercise provision, and 100,000 of the Warrants are exercisable at $.80 per share. The services were recorded equal to the value of the Warrants and an expense of $139,177 is included in selling, general and administrative for the three and nine months ended September 30, 2008.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS AND NINE MONTHS ENDED
                             SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)


7. PRIVATE PLACEMENT - SERIES A CONVERTIBLE PREFERRED STOCK

Between July 2008 and September 30, 2008, through a private placement, the Company sold 445,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, for an issue price of $1.00 per share (the "Preferred Stock").The shares of Preferred Stock are convertible at the holders option, at any time, based upon a conversion price equal to the lower of $.50 per share or the average closing sales price over the ten trading dates preceding December 15, 2008, with a floor of $.25. On December 15, 2008 the Preferred Stock automatically converts into common stock based upon the same conversion rate. As a result of the conversion option and that the Company's stock was trading above $.50 upon the issuance of certain of the Preferred Stock, this resulted in a non-cash beneficial conversion feature of $96,500 which was recognized as a non-cash dividend as of September 30, 2008.

An individual related to one of the Company's officers purchased 250,000 shares of the Preferred Stock.

8. SUBSEQUENT EVENTS

WARRANT EXTENSION

On October 1, 2008, the Company's Board of Directors approved the extension of the expiration date of the Company's Class A and Class B Warrants to January 2, 2009.

CONSULTING AGREEMENT

On October 15, 2008, the Company entered into a one year agreement with a consulting firm to provide public relations services, which agreement may be terminated by the company after three months in the event the company does not raise additional financing from the sale of common stock of at least $1,250,000. The contract provides for monthly cash payments of $5,000 for a minimum period of three months plus the grant of 125,000 stock purchase warrants. The Warrants are immediately exercisable, have an exercise price of $.90, contain a cashless exercise provision and expire on October 14, 2011. In the last nine months of the agreement, the company shall pay $165,000 to the consulting firm. Further, on or before December 31, 2008, the consultant will receive warrants to purchase 375,000 Restricted shares of common stock exercisable at the sale price of the private placement, but at an exercise price not to exceed $1.10 per share. These warrants, if issued, would have an expiration date of October 14, 2011 and will not contain any cashless exercise provisions. In the event the contract is cancelled within the first three-month period, the consultant would not be entitled to receive the additional 375,000 warrants.

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

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition,
(b) possible loss of customers, and (c) the company's ability to attract and retain key personnel, (d) The Company's ability to manage other risks, uncertainties and factors inherent in the business and otherwise discussed in this Form 10-Q and in the Company's other filings with the SEC. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

      We expect our revenues to grow as economic conditions in the United States improve by adding additional in-house and independent sales representatives to our sales network. While one or more acquisitions of other distributors will also be considered by Management, we can provide no assurances that one or more acquisitions of other distributors will be completed on terms satisfactory to us, if at all.

ACE MOBILE MARKETING

      We are an authorized provider and reseller in the United States of mobile advertising solutions, in the Mobile Advertising & Proximity Marketing Industry.

      Management believes that proximity marketing has unlimited marketing possibilities to thousands of different businesses. Proximity marketing is the localized wireless distribution of advertising content associated with a particular place. If we place a proximity transmitting box in a location of an advertiser/business, transmissions (messages) will be sent to and received by cell phones and PDAs equipped with Bluetooth technology within approximately 100 meters of a marketing broadcast. A person receiving the transmission can elect to download the transmission, read the message and potentially act upon the message sent by the advertiser. The message will remain on the cell phone or PDA until proactively removed by the user. The user also has the ability to forward the message to other users, which generates multiple views over an extended period of time. To date, we have not generated any significant revenue from our mobile advertising services.

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

      Ace intends to market the proximity boxes as a premiere mobile technology. This will allow Ace to create a new channel in the mobile marketplace for existing brands and marketers to leverage the inherent strengths of mobile advertising.

      Ace also plans to leverage the technology to develop niche vertical sites. These services will be scalable for both large and small businesses to monetize high traffic areas. Additionally, the platform shall be dynamically scalable for worldwide partnerships, where a multi-location business will be able to send a different marketing campaign for each demographic. Ace has loaned Blue Bite (another authorized provider and reseller of mobile advertising Solutions) $100,000 pursuant to two Notes (due March 1, 2009 and September 17, 2009) convertible at Ace's option into a 20% ownership interest of Blue Bite. At the time of conversion, Ace would also have to deliver to Blue Bite up to $150,000 in fair market value of its restricted Common Stock as additional consideration. See "Note 4."


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

In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008 and did not elect to report at fair value any new financial assets or liabilities entered during the quarter ended September 30, 2008.

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

Three Months Ended September 30,                     2008           2007
                                                 ------------   ------------
Revenue                                           $1,480,577     $1,639,182
Cost of Revenue                                    1,056,082      1,050,799
                                                 ------------   ------------
Gross Profit                                         424,495        588,383
Selling, general & Administrative expenses           763,795        869,277
                                                 ------------   ------------
Loss from operations                                (339,300)     (280,894)
                                                 ============   ============

We generated revenues of $1,480,577 in the third quarter of 2008 compared to $1,639,182 in the same three month period ending September 30, 2007. The decrease in revenues of $158,605 in 2008 compared to 2007 was due to a slowing of the economy as a whole which effects the sale of advertising and promotional items.

Cost of revenues was $1,056,082 or 71% of revenues in the third quarter of 2008 compared to $1,050,799 or 64% of revenues in the same three months of 2007. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $5,283 in 2008 is due to the cost of merchandise which varies depending on the items purchased by the customer.

Gross profit was $424,495 in the third quarter of 2008 or 29% of net revenues compared to $588,383 in the same three months of 2007 or 36% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $763,795 in the third quarter of 2008 compared to $869,277 in the same three months of 2007. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall decrease of $105,482 was primarily due to a $120,389 decrease in stock based compensation.

Net loss was $(339,300) in the third quarter of 2008 compared to a net loss of $(280,894) for the same three months in 2007. The 2008 third quarter increase in net loss of $58,406 as compared to the comparable period of the prior year, was due to a decrease in gross profit of $163,888, partially offset by a $120,389 decrease in stock based compensation. No benefit for income taxes is provided for in 2008 and 2007 due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services by our clients, which commenced in August 2008.

During the quarter ended September 30, 2008, we recognized a non-cash dividend of $96,500 which related to the terms of our private placement of Series A Convertible Preferred Stock. See "Note 7".

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

Nine months Ended September 30,                       2008           2007
                                                 ------------   ------------
Revenue                                           $4,706,627     $4,322,848
Cost of Revenues                                   3,444,777      2,876,397
                                                 ------------   ------------
Gross Profit                                       1,261,850      1,446,451
Selling, general & Administrative expenses         2,097,674      2,004,185
                                                 ------------   ------------
(Loss) from operations                              (835,824)      (557,734)
                                                 ============   ============

We generated revenues of $4,706,627 for the nine months ended September 30, 2008 compared to $4,322,848 in the same nine month period ending September 30, 2007. The increase in revenues of $383,779 in 2008 compared to 2007 is due to the collaborated effort with a major customer, Ace Marketing was able to create, administer and fulfill an in house order which benefited over 3,500 members of the organization. This order was responsible for 15.6% of revenues for the nine months ended September 30, 2008. We can provide no assurance that this large order will be recurring in future operating periods.

Cost of revenues was $3,444,777 or 73% of revenues for the nine months ended September 30, 2008 compared to $2,876,397 or 67% of revenues in the same nine months of 2007. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $568,380 in 2008 is related to a increase in sales to a major customer which placed a large order during the second quarter of fiscal 2008.

Gross profit was $1,261,950 for the nine months ended September 30, 2008 or 27% of net revenues compared to $1,446,451 in the same nine months of 2007 or 33% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The nine month gross profit was negatively impacted by reduced gross profit achieved in connection with the large order placed by members of a police organization.

Selling, general, and administrative expenses were $2,097,674 for the nine months ended September 30, 2008 compared to $2,004,185 in the same nine months of 2007. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall increase of $93,489 was primarily due to a $108,388 increase in stock based compensation.

Net loss from operations was $(835,824) in the first nine months of 2008 compared to a net loss of $(557,734) for the same nine months in 2007. Our net loss for the nine months ended 2008 increased $278,090 as compared to the comparable period of the prior year due to an increase in stock based payments of $100,288 and a decrease in gross profit of $184,601. No benefit for income taxes is provided for in 2008 and 2007 due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services by our clients, which commenced in August 2008.

During nine months ended September 30, 2008, we recognized a non-cash dividend of $96,500 which related to the terms of our private placement of Series A Convertible Preferred Stock. See "Note 7".

Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $473,782 at September 30, 2008. Cash used by operating activities for the nine months ended September 30, 2008 was $(591,105). This resulted primarily from a net loss of $(830,846), offset by stock based compensation of $455,141 an increase in accounts receivable of $77,802 and an increase in prepaid expenses and other assets of $14,486 an a decrease of accounts payable and accrued expenses of $133,768.

The Company had cash and cash equivalents of $938,506 at September 30, 2007. Cash used by operating activities for the nine months ended September 30, 2007 was $(388,544). This resulted primarily from a net loss of $(535,710), an increase in accounts receivable of $(283,271) and an increase in accounts payable and accrued expenses of $127,439 partially offset by stock based payments of $354,853.

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

2008 Financing
---------------
Between July and October 2008, the Company sold 445,000 shares of its Series A Preferred Stock at a purchase price of $1.00 per share. The following describes the rights, preferences and privileges of the Series A Preferred Stock:

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

Exemption is claimed for the sale of the aforementioned 445,000 shares of Series A Preferred Stock pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

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

We sold 951,575 shares of our Common Stock and Class C Warrants to purchase 475,788 shares of our Common Stock in the offering. On December 21, 2006 and December 17, 2007, we obtained an effective registration statement with the Securities and Exchange Commission to register the resale of 951,575 shares of Common Stock and 475,588 shares underlying the Class C Warrants. Such registration Statement is currently stale. We also issued to the Placement Agent 139,680 shares of Common Stock and five-year Warrants to purchase 95,160 shares of Common Stock exercisable at $1.00 per share. Exemption from registration is claimed under Rule 506 of Regulation d promulgated under Section 4(2) of the Securities Act.


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

These deficiencies include a) lack of review or evidence of review in the financial Reporting process; b) the inability to account for complex equity transaction; c) various manual processes and dual databases creating need for extensive number of journal entries; and d) inability to apply complex accounting principles. Management is presently assessing these deficiencies and as of September 30, 2008, had not remediated the identified deficiencies.


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

ITEM 2.  CHANGES IN SECURITIES.

      (a) From January 2008 to the filing date of this Form 10-Q, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

---------------- ----------- ------------ ----------------------- ------------------- ----------------------
                                          CONSIDERATION RECEIVED
                                          AND DESCRIPTION
                                          OF UNDERWRITING
                                          OR OTHER DISCOUNTS                          IF OPTION, WARRANT OR
                                          TO MARKET PRICE OR      EXEMPTION FROM      CONVERTIBLE SECURITY,
                 TITLE OF    NUMBER       CONVERTIBLE SECURITY,   REGISTRATION        TERMS OF EXERCISE
DATE OF SALE     SECURITY    SOLD         AFFORDED TO PURCHASERS  CLAIMED             OR CONVERSION
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
January 2008     Common      1,000,000    Services rendered; no   Section 4(2)        Not applicable.
                 Stock       shares       commissions paid
                 Options
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
January 2008     Common      20,000       Services rendered; no   Section 4(2). A     Not applicable.
                 Stock       shares       commissions paid        restrictive
                                                                  legend appears on
                                                                  each certificate
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
June 2008       Common      200,000      Services rendered; no    Section 4(2)        Not applicable.
                Stock       shares       commissions paid
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
June 2008       Common      133,500      Services rendered; no    Section 4(2)        Exercisable at prices
                Stock       warrants     commissions paid                             ranging from $.50 per
                Warrants                                                              share to $.80 per share
                                                                                      Through June 30, 2011
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
July 2008       Shares of    445,000     $445,000 paid in cash;   Section 4(2)        Automatically converted
                Series A     shares       No commissions paid                        into common stock on
                Preferred                                                             December 15, 2008 based
                Stock                                                                 upon a conversion price
                                                                                      Equal to the lower of
                                                                                      $.50 per share or the
                                                                                      average closing price
                                                                                      over the 10 preceding
                                                                                      trading days with a
                                                                                      floor of $.25 per share
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
July 2008      Common        250,000      Services rendered; no   Section 4(2)        Exercisable at prices
               Stock         warrants     commissions paid                            ranging from $.50 to
               Warrants                                                               $.80 per share through
                                                                                      June 30, 2011
---------------- ----------- ------------ ----------------------- ------------------- ----------------------
October 2008   Common        125,000      Services rendered; no   Section 4(2)        Exercisable at prices
               Stock         Warrants     commissions paid                            ranging from $.50 to
               Warrants                                                               $.80 per share through
                                                                                      June 30, 2011.
                                                                                      Exercisable at a price
                                                                                      Of $.90 per share through
                                                                                      October 14, 2011.
---------------- ----------- ------------ ----------------------- ------------------- ----------------------

(b)      Rule 463 of the Securities Act is not applicable to the Company.
(c) In the nine months ended September 30, 2008, there were no repurchases by the Company of its Common Stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      Not applicable.


ITEM 5.  OTHER INFORMATION:

      The Company has outstanding Class A and Class B Common Stock Purchase Warrants to purchase an aggregate of 737,000 shares of Common Stock, exercisable at $2.00 per share. The expiration date of the Class A and Class B Warrants has been extended to the close of business on January 2, 2009.


ITEM 6.  EXHIBITS:

      Except for the exhibits listed below as filed herewith or unless Otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).

Exhibit
Number     Description
------     -----------
3.1        Articles of Incorporation filed March 26, 1998 (1)
3.2        Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4        Amended By-Laws (1)
10.1       Employment Agreement - Michael Trepeta (2)
10.2       Employment Agreement - Dean Julia (2)
10.3       Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4       Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5       Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6       Agreement with Aon Consulting (6)
11.1       Statement re: Computation of per share earnings. See
           Statement of Operations and Notes to Financial Statements
14.1       Code of Ethics/Code of Conduct (5)
21.1       Subsidiaries of the Issuer - None in 2007
31.1       Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2       Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1       Chief Executive Officer Section 1350 Certification (3)
32.2       Chief Financial Officer Section 1350 Certification (3)
99.1       2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2       Form of Class A Warrant (2)
99.3       Form of Class B Warrant (2)
99.4       Amendment to 2005 Plan (4)
99.5       Form of Class C Warrant (8)
99.6       Press Release - Third Quarter Results of Operations (3)

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


                                            ACE MARKETING & PROMOTIONS, INC.


Date: November 14, 2008                     By: /s/ Dean L. Julia
                                            ------------------------------------
                                            Dean L. Julia,
                                            Chief Executive Officer


Date: November 14, 2008                     By: /s/ Sean McDonnell
                                            ------------------------------------
                                            Sean McDonnell,
                                            Chief Financial Officer