Form 10-K
period 2008-12-31
ACE MARKETING & PROMOTIONS INC
filed 2009-03-30
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $6,069,356.

As of March 25, 2009, the number of shares held by non-affiliates was approximately 6,661,910 shares. The approximate market value based on the last sale (i.e. $.82 per share as of March 2, 2009) of the Company's Common Stock was approximately $5,462,766.

The number of shares outstanding of the Registrant's Common Stock, as of March 25, 2009 was 9,717,615.

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

                                     PART I

Item 1.  Business
-----------------

COMPANY OVERVIEW

         Ace Marketing & Promotions, Inc. (the "Company" or "Ace") is a full service promotional marketing company offering a wide array of business solutions. These solutions include: fulfillment and warehousing, incentives and rewards programs, importing, e-commerce and web design, printing and forms management, database management ,branded merchandise and proximity marketing. Although we offer several business solutions, our core business still remains to be distributing advertising specialties and promotional items manufactured by others to our customers typically with our customers' logos on them. Several of our customer categories include large corporations, local schools, universities, financial institutions, hospitals and not-for-profit organizations. Our promotional products are a useful, practical, informative, entertaining, and/or decorative item, most often imprinted with the sponsoring advertiser's name, logo, slogan or message, and typically retained and appreciated by the end recipients who receive them, in many cases free of charge in marketing and communication programs.

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

         The major advantage we hold over most companies in the promotional product industry is the ability to provide integrated business solutions to its customers as trusted advisors. The majority of companies in the promotional product industry offer only branded merchandise, whereas, we offer solutions in:

                  o        Branded Merchandise;

                  o        Importing;

                  o        Incentive / Rewards programs;

                  o        Printing / Forms Management;

                  o        Fulfillment / Warehousing;

                  o        E-commerce / Website Design;

                  o        Database Management / Integrated Marketing Solutions;
                           and

                  o        Proximity Marketing.

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

BUSINESS STRATEGY

         Ace's growth to date is based on a scalable corporate structure, using top-of-the-line technology, to create advantages over most small distributors by:

         o Quickly targeting the best products and prices to meet a client's needs;
         o Providing in-house art capabilities for rapidly customizing merchandise;
         o Providing fulfillment and warehousing services for inventory or custom programs,
         o Providing research, consulting and design services to our customers;
         o        Offering direct overseas importing for large quantities;
         o Providing incentive and reward programs for both customers and employees;
         o        Providing full service print and forms management solutions;
         o Providing full e-commerce solutions, including company stores and website design;
         o Managing purchase orders consistently from query to final order;
         o Tracking shipments effectively regardless of size or the overseas location of the supplier;
         o Offering database management software, which integrates with each service offered and allows the customer the ability to quantify the results of any given marketing campaign or promotion; and
         o        Offering proximity marketing services.

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

ACE MOBILE MARKETING

         In 2008, we entered into agreements with certain non-affiliated parties to become an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the Mobile Advertising & Proximity Marketing Industry. To date, we have not generated any significant revenue from this segment of our business.

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

         Ace intends to market its proximity boxes as a premiere mobile technology. This will allow Ace to create a new channel in the mobile marketplace for existing brands and marketers to leverage the inherent strengths of mobile advertising. Ace plans to leverage the technology to develop niche vertical sites. These services will be scalable for both large and small businesses to monetize high traffic areas. Additionally, the platform shall be dynamically scalable for worldwide partnerships, where a multi-location business will be able to send a different marketing campaign for each demographic. Ace has demonstrated the use of proximity marketing boxes and delivered branded content for:

                  o        Def Leppard to support their band tour;
                  o International Speeding Corporation, owner and operator of 13 major motorsports facilities, including the Daytona International Speedway;
                  o        Macy's Thanksgiving Day Parade
                  o        SANTALAND AT MACY'S
                  o        MADISON SQUARE GARDEN
                  o        IMAX THEATHER
                  o        Lonestar to support their band.

         Blue Bite, LLC is also an authorized distributor, provider and reseller of the proximity transmitting boxes. We have an agreement pursuant to which Ace has loaned Blue Bite $100,000 pursuant to two Notes (due June 1, 2009 and September 17, 2009) convertible at Ace's option into a 20% ownership interest of Blue Bite. At the time of conversion, Ace would also have to deliver to Blue Bite up to $150,000 in fair market value of its restricted Common Stock as additional consideration.

THE MARKET

         There are thousands of different types and styles of promotional products. In many cases, it is even possible to obtain custom items that are not found in any catalog. According to The Counselor - State of the Industry 2007 Survey, which is available online at no cost to the public at www.thecounselor.net, the most popular promotion products sold in 2007 were the following:

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

         According to the Promotional Products Association International, which is available online at no cost to the public at www.ppai.com/MediaInformation/Industry/Statistics/SalesVolumeEstimates/, promotional product distributor's sales were $5.13 billion in 1991, with steady increases in sales until they reached $17.85 billion in 2000. Promotional Product sales then declined to $16.55 billion in 2001, $15.63 billion in 2002, increased to $16.34 billion in 2003, to $17.3 billion in 2004, to $18.6 billion in 2006 and $19.4 billion in 2007. A revitalized economy, increased competition in the marketplace, and a trend toward integrated and targeted marketing strategies has contributed to this growth. Integrated marketing campaigns involve not only advertising, but also sales promotions, internal communications, public relations, and other disciplines. The objectives of integrated marketing are to promote products and services, raise employee awareness, motivate personnel, and increase productivity through a wide array of methods including extensive use of promotional products.

DISTRIBUTORS

         According to the Promotional Products Association International, which is available online at no cost to the public at www.ppai.com/MediaInformation/ Industry/Statistics/SalesVolumeEstimates/, with no single company dominating the market, the promotional products industry is highly fragmented with 20,500 distributors in the industry with revenues of less than $2.5 million and 942 distributors with revenues of $2.5 million or more. According to The Counselor - State of the Industry 2008 Survey, the top ten distributors in our industry are believed to have 2007 North American sales of between $145 million and $256 million. Corporate Express Promotional Marketing, Proforma Inc., Staples/America Identity and Group II Communications/IMS are the top five distributors with 2007 sales of $256 million, $247 million, $240 million, $215 million and $202 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

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

SERVICING OUR CUSTOMERS

         The major advantage we hold over most companies in the promotional product industry is the ability to provide integrated business solutions to its customers as trusted advisors. The majority of companies in the promotional product industry offer only branded merchandise, whereas, we offer solutions in:

                  o        Branded Merchandise
                  o        Importing
                  o        Incentive / Rewards programs
                  o        Printing / Forms Management
                  o        Fulfillment / Warehousing
                  o        E-commerce / Website Design
                  o        Database Management / Integrated Marketing Solutions
                  o        Proximity Marketing

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

    o MAINTAIN A COMPETITIVE GROSS PROFIT PERCENTAGE ON ALL SALES ORDERS. For the years ended December 31, 2008 and 2007, our gross profit percentage was 27.0% and 32.6%, respectively.

    o PROVIDE RESEARCH, CONSULTING, DESIGN AND FULFILLMENT SERVICES TO OUR CUSTOMERS TO INCREASE PROFITABILITY. We design promotional products for our customers and provide consulting services in connection therewith. We utilize licensed research software technology and order entry systems that are available to anyone in the industry for license to provide the best services to our customers in the timeliest fashion possible.

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

SALES AND MARKETING

         Our revenues are derived from existing customers and new customers through word of mouth recommendations, attendance at trade shows, our sales representatives and advertising and promotion in trade journals. Except primarily our two executive officers, our sales representatives receive commissions and are not paid a salary. They work at their own location or at our facility and may sell products on behalf of other companies. We encourage our sales representatives to sell promotion products for us on the basis of sales incentives which include competitive commissions and appropriate sales support and research which are provided in-house by our employees. In the future, we intend to offer stock and/or stock options as part of their incentive programs.

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

         As of the date hereof, there is no firm agreement to acquire any company or distributor and we can provide no assurances that our plans will be realized to grow through acquisitions of one or more distributors or, if successful, that any acquisitions can be profitably integrated into our company's operations.

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

         Atrium has developed a fully functional customized "Points Banking" platform for us called, "ACE REWARDS". This platform will allow us to differentiate ourselves from our competition by offering reward points and incentives to all our customers who purchase promotional products through us and to our employees. Atrium has also provided an enhanced Solata marketing and communication module to the platform that allows us to re-sell this "ACE

REWARDS" platform to other entities. In addition Atrium has created and introduced a sponsored Mobile Banking Debit Card to Ace Marketing and its customers. Atrium has granted us exclusive sales and marketing rights to both the "ACE REWARD" platform and the Mobile Banking Debit Card within the promotional products industry, and related industry organizations such as ASI and PPAI. For additional information, see "Note 11 to our financial statements."

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

         According to The Counselor - State of the Industry 2008 Survey, the top ten distributors in our industry are believed to have 2007 North American sales of between $145 million and $256 million. Corporate Express Promotional Marketing, Proforma Inc., Staples/America Identity and Group II Communications/IMS are the top five distributors with 2007 sales of $256 million, $247 million, $240 million, $215 million and $202 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

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

EMPLOYEES

         As of March 25, 2009, we had 13 full time employees, including two executive officers who provide in-house sales, our Chief Financial Officer, seven support staff employees, two being part-timers, and eight sales representatives of which four are employees who provide services on an exclusive basis and five additional persons who provide services to us on a non-exclusive basis as independent consultants.

Item 1.A.  Risk Factors
-----------------------

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS FORM 10-K, IN EVALUATING US AND OUR BUSINESS. ANY OF THE FOLLOWING RISKS, AS WELL AS OTHER RISKS AND UNCERTAINTIES, COULD HARM OUR BUSINESS AND FINANCIAL RESULTS AND CAUSE THE VALUE OF OUR SECURITIES TO DECLINE, WHICH IN TURN COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.


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

OUR FUTURE PERFORMANCE IS MATERIALLY DEPENDENT UPON OUR MANAGEMENT AND THEIR ABILITY TO MANAGE OUR GROWTH.

         Our future success is substantially dependent upon the efforts and abilities of members of our existing management, particularly Dean L. Julia, Chief Executive Officer and Michael Trepeta, President. The loss of the services of Mr. Julia or Mr. Trepeta could have a material adverse effect on our business. We have an employment agreement with each of Messrs. Julia and Trepeta expiring February 28, 2011. However, we lack "key man" life insurance policies on any of our officers or employees. Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel. Our management personnel is currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

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

         In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be approximately 6,661,910 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

Item 1.B.  Unresolved Staff Comments
------------------------------------

         Not Applicable.

Item 2.  Properties
-------------------

         Our principal executive offices are located at 457 Rockaway Avenue, Valley Stream, NY 11581. We currently lease approximately 4,000 square feet of office space at this facility at an annual cost of approximately $59,000 pursuant to a month-to-month lease.. We are currently exploring our options of obtaining a new location and/or entering into a long-term lease at our current facility. We also lease approximately 2,000 square feet of space, expiring in November 2011, at an annual cost of approximately $28,000 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738.

Item 3.  Legal Proceedings
--------------------------

         We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, and Issuer
---------------------------------------------------------------------------
Purchases of Equity Securities.
-------------------------------

         Since June 9, 2005, our common stock has been traded on the OTC Bulletin Board under the symbol "AMKT." Our common stock trades on a limited basis on the OTC Electronic Bulletin Board in the Over-the-Counter Market. The following table sets forth the range of high and low sales prices of our Common Stock for the last two fiscal years.

         Quarters Ended                                High           Low
         ------------------------------------------------------------------
         March 31, 2008............................. $1.18           $ .55
         June 30, 2008..............................   .70              29
         September 30, 2008.........................  1.19             .50
         December 31, 2008..........................  1.05             .57
         March 31, 2007.............................  2.05            1.32
         June 30, 2007..............................  1.95            1.25
         September 30, 2007.........................  2.00             .86
         December 31, 2007..........................  1.45             .65

         The closing sales price on March 2, 2009 was $.79 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

         In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float (believed to be approximately 6,661,910 shares) or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

         Currently, we have outstanding Class A and Class B warrants to purchase 837,000 restricted shares of our common stock exercisable at a price of $2.00 per share through July 1, 2009. In the event that all of the warrants are exercised, of which there can be no assurances given, an additional 837,000 shares of restricted common stock will be issued and may be resold pursuant to Rule 144 after a holding period of at least six months, unless we elect to voluntarily register the resale of the shares issuable upon exercise of the warrants for earlier sale. No registration rights were granted in connection with the issuance of said warrants.

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

         As of March 25, 2009, there were about 90 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004.

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

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

         Since January 2008, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER
                                                 DISCOUNTS TO MARKET                           IF OPTION, WARRANT OR
                                                 PRICE OR CONVERTIBLE      EXEMPTION FROM      CONVERTIBLE SECURITY,
                 TITLE OF                        SECURITY, AFFORDED TO     REGISTRATION        TERMS OF EXERCISE OR
DATE OF SALE     SECURITY       NUMBER SOLD      PURCHASERS                CLAIMED             CONVERSION
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
January 2008     Common         1,000,000        Services rendered; no     Section 4(2)        Not applicable.
                 Stock          shares           commissions paid
                 Options
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
January          Common Stock   20,000 shares    Services rendered; no     Section 4(2). A     Not applicable.
2008                                             commissions paid          restrictive
                                                                           legend appears on
                                                                           each certificate.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------



---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
June 2008        Common         200,000 shares   Services rendered;        Section 4(2)        Not applicable
                 Stock                           no commissions paid
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
June 2008        Common         133,500 shares   Services rendered;        Section 4(2)        Exercisable at prices
                 Stock                           no commissions paid                           ranging from $.50 per
                                                                                               share to $.80 per
                                                                                               share through
                                                                                               June 30, 2011.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
July 2008        Shares of      445,000 shares   $445,000 paid in cash;    Section 4(2)        Automatically
                 Series A                        no commissions paid                           converted into common
                 Preferred                                                                     stock on December 15,
                 Stock                                                                         2008 based upon a
                                                                                               conversion price
                                                                                               equal to the
                                                                                               lower of $.50
                                                                                               per share or the
                                                                                               average closing
                                                                                               price over the
                                                                                               10 preceding
                                                                                               trading days
                                                                                               with a floor of
                                                                                               $.25 per share.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
July 2008        Common         250,000          Services rendered; no     Section 4(2)        Exercisable at prices
                 Stock          warrants         commissions paid                              ranging from $.50 to
                 Warrants                                                                      $.80 per share
                                                                                               through June 30, 2011.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
October 2008     Common Stock   125,000          Services rendered; no     Section 4(2)        Exercisable at prices
                 Warrants       warrants         commissions paid                              ranging from $.50 to
                                                                                               $.80 per share
                                                                                               through June 30,
                                                                                               2011.
                                                                                               Exercisable at a
                                                                                               price of $.90
                                                                                               per share
                                                                                               through October
                                                                                               14, 2011.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
December         Common         890,000          Conversion of preferred   Section 3(a)(9)     Not Applicable.
2008             Stock          Shares           stock at $.50 per
                                                 share; no commissions
                                                 paid.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------

RECENT PURCHASES OF SECURITIES
------------------------------

         In 2008, we have had no repurchases of our common stock.

Item 6.  Selected Financial Data
--------------------------------

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

         The following discussion should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-K. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results.

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

         We expect our revenues to grow at such time as economic conditions in the United States improve, by adding additional in-house and independent sales representatives to our sales network. While one or more acquisitions of other distributors will also be considered by Management, we can provide no assurances that one or more acquisitions of other distributors will be completed on terms satisfactory to us, if at all.

ACE MOBILE MARKETING
--------------------

         In 2008, we entered into agreements with certain non-affiliated parties to become an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the Mobile Advertising & Proximity Marketing Industry.

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

         Ace intends to market its proximity boxes as a premiere mobile technology. This will allow Ace to create a new channel in the mobile marketplace for existing brands and marketers to leverage the inherent strengths of mobile advertising. Ace plans to leverage the technology to develop niche vertical sites. These services will be scalable for both large and small businesses to monetize high traffic areas. Additionally, the platform shall be dynamically scalable for worldwide partnerships, where a multi-location business will be able to send a different marketing campaign for each demographic. Ace has demonstrated the use of proximity marketing boxes and delivered branded content for:

                  o        Def Leppard to support their band tour;

                  o International Speeding Corporation, owner and operator of 13 major motorsports facilities, including the Daytona International Speedway;

                  o        Macy's Thanksgiving Day Parade ;

                  o        SantaLand at Macy's;

                  o        Madison Square Garden;

                  o        IMAX theater

                  o        Lonestar to support their band.

         Blue Bite, LLC is also an authorized distributor, provider and reseller of the proximity transmitting boxes. We have an agreement pursuant to which Ace has loaned Blue Bite $100,000 pursuant to two Notes (due June 1, 2009 and September 17, 2009) convertible at Ace's option into a 20% ownership interest of Blue Bite. At the time of conversion, Ace would also have to deliver to Blue Bite up to $150,000 in fair market value of its restricted Common Stock as additional consideration.

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

         STOCK BASED COMPENSATION. The Company records compensation expense associated with stock options and other equity-based compensation in accordance with SFAS 123(R). Share-based compensation expense is determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

Results of Operations
---------------------

2008 versus 2007
----------------

         The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

                                                      Year Ended December 31
--------------------------------------------------------------------------------
                                                       2008             2007
                                                       ----             ----
Revenue                                       $      6,069,356   $    5,660,102
Cost of Revenues                                     4,383,183        3,844,047
Gross Profit                                         1,686,173        1,816,055
Operating Expenses                                   2,927,620        2,721,058
Loss from operations                                (1,241,447)        (905,003)
Net Loss                                            (1,230,393)        (879,055)
Preferred Stock Dividend                                96,500                -
Net Loss Allocable to Common Stockholders           (1,326,893)        (879,055)
Net (Loss) per common Share                               (.16)            (.11)
Weighted average common Shares
Outstanding                                          8,270,985        8,021,521
--------------------------------------------------------------------------------

         We generated revenues of $6,069,356 for 2008 compared to $5,660,102 in 2007. The increase in revenues of $409,254 in 2008 compared to 2007 is due to the collaborated effort with a major customer, Ace Marketing was able to create, administer and fulfill an in house order which benefited over 3,500 members of the organization. This order was responsible for approximately 13% of revenues for the year ended December 31, 2008. We can provide no assurance that this large order will be recurring in future operating periods.

         Cost of revenues was $4,383,183 or 72.2% of revenues for 2008 compared to $3,844,047 or 67.9% of revenues for 2007. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $539,136 in 2008 is related to an increase in sales to a major customer which placed a large order during the second quarter of fiscal 2008.

         Gross profit was $1,686,173 for 2008 or 27.8% of net revenues compared to $1,816,055 in the same period of 2007 or 32.1% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The 2008 gross profit was negatively impacted by reduced gross profit achieved in connection with the large order placed by members of a police organization.

         Selling, general, and administrative expenses were $2,927,620 for 2008 as compared to $2,721,058 for 2007. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall increase of $206,562 was primarily due to a $202,582 increase in stock based compensation.

         Net loss from operations was $(1,230,393) for 2008 compared to a net loss of $(879,055) for 2007. Our increase in net loss for 2008 as compared to the comparable period of the prior year was due to an increase in stock based payments of $202,582 and a decrease in gross profit of $129,882. No benefit for income taxes is provided for 2008 and 2007 due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services by our clients, which commenced in August 2008.

         During 2008, we recognized a non-cash dividend of $96,500 which related to the terms of our private placement of Series A Convertible Preferred Stock. See "Note 5 of the Notes to Financial Statements."

Liquidity and Capital Resources
-------------------------------

         The Company had cash and cash equivalents of $509,251 at December 31, 2008.

         Cash used by operating activities for the year ended December 31, 2008 was $(555,636). This resulted primarily from a net loss of $1,230,393 and a decrease in accounts payable and accrued expenses of $161,536 partially offset by stock based compensation of $652,220 and a decrease in accounts receivable of $144,234.

         Cash used by investing activities was $199,134, which was comprised of our loan of $100,000 to Blue Bite, LLC and the purchase of equipment of $99,134, which were primarily purchases of proximity marketing boxes.

         Cash provided by financing activities of $445,000 which was as a result of the sale of our Series A Convertible preferred stock.

         Cash used by operating activities for the year ended December 31, 2007 was $(511,239). This resulted primarily from a net loss of $(879,055) and an increase of accounts receivable of $241,933 partially offset by stock based compensation of $449,638 and an increase in accounts payable and accrued expenses of $184,351.

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

Recent Financings
-----------------

         Between July and October 2008, the Company sold 445,000 shares of its Series A Preferred Stock at a purchase price of $1.00 per share.

         On December 15, 2008, all of the Preferred Shares automatically converted into 890,000 common shares at a conversion price of $.50 per share. Exemption is claimed pursuant to Rule 506 of Regulation D of the Securities Act for the issuance of the Preferred Shares. Exemption is claimed pursuant to
Section 3(a)(9) of the Securities Act for the subsequent conversion of Preferred Stock into Common Stock.

         In February 2009, we sold 500,000 shares of our Common Stock at an exercise price of $.50 per share, payable one-half immediately and the balance in March 2009 through the retirement of a $125,000 Note. Exemption is claimed under Section 4(2) of the Securities Act of 1933, as amended.

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

         All investors who purchased Units in the Offering have registration rights. Presently, the Company does not have a current registration statement that pertains to the securities purchased in the 2006 private placement. However, all outstanding shares of Common Stock that were sold in the 2006 offering are believed to be saleable pursuant to Rule 144(b)(1) without volume restriction. In the event that the market price of our Common Stock should exceed the exercise price of the Class C Warrants, the Company would then file a registration statement to cover the resale of the underlying Common Stock.

         Pursuant to the 2006 Offering, we sold 951,575 shares of our Common Stock and Class C Warrants to purchase 475,788 shares of our Common Stock. We also issued to the Placement Agent 139,680 shares of Common Stock and five-year Warrants to purchase 95,160 shares of Common Stock exercisable at $1.00 per share. Exemption from registration is claimed under Rule 506 of Regulation d promulgated under Section 4(2) of the Securities Act.

Recently Issued Accounting Pronouncements
-----------------------------------------

         On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction, between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement did notl have a material effect on our financial position or results of operation.

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

Item 7.A.  Qualitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

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

Item 8.  Financial Statements
-----------------------------

Financial Statements and Supplementary Data
-------------------------------------------

         The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K, following this page.

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.
--------------------------------------------------------------------------------
                                        REPORT ON AUDITS OF FINANCIAL STATEMENTS

                                          YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


CONTENTS
================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007                                  PAGES
--------------------------------------------------------------------------------

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

  Statements of Cash Flows                                               F-5

  Notes to Financial Statements                                       F-6 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Ace Marketing & Promotions, Inc.
Valley Stream, New York

We have audited the accompanying balance sheets of Ace Marketing & Promotions, Inc. (the "Company") for the years ended December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Marketing & Promotions, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Holtz Rubenstein Reminick LLP


Holtz Rubenstein Reminick LLP
Melville, New York
March 26, 2009


                                                                                        ACE MARKETING &
                                                                                       PROMOTIONS, INC.

BALANCE SHEETS
=======================================================================================================
DECEMBER 31,                                                                 2008               2007
-------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                              $   509,251       $   819,021
  Accounts receivable, net of allowance for doubtful accounts of
    $20,000 and $10,000 at December 31, 2008 and 2007, respectively          809,685           963,919
  Notes receivable                                                           100,000                --
  Prepaid expenses and other assets                                           63,401            75,375
                                                                         ------------------------------
Total Current Assets                                                       1,482,337         1,858,315

Property and Equipment, net                                                  115,334            34,065

Other Assets                                                                   7,745             7,745
                                                                         ------------------------------
Total Assets                                                             $ 1,605,416       $ 1,900,125
                                                                         ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                       $   338,165       $   475,452
  Accrued expenses                                                           181,766           206,015
                                                                         ------------------------------
Total Current Liabilities                                                    519,931           681,467
                                                                         ------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized;
    none issued                                                                   --                --
  Common stock, $.0001 par value; 25,000,000 shares authorized;
    9,234,949 and 8,124,949 shares issued and outstanding
   at December 31, 2008 and 2007, respectively                                   924               813
  Additional paid-in capital                                               4,851,529         3,657,920
  Accumulated deficit                                                     (3,735,467)       (2,408,574)
                                                                         ------------------------------
                                                                           1,116,986         1,250,159
  Less Treasury Stock, at cost, 23,334 shares                                (31,501)          (31,501)
                                                                         ------------------------------
Total Stockholders' Equity                                                 1,085,485         1,218,658
                                                                         ------------------------------
Total Liabilities and Stockholders' Equity                               $ 1,605,416       $ 1,900,125
                                                                         ==============================

=======================================================================================================
SEE NOTES TO FINANCIAL STATEMENTS.                                                                  F-2



                                                                        ACE MARKETING &
                                                                       PROMOTIONS, INC.

STATEMENTS OF OPERATIONS
=======================================================================================
YEARS ENDED DECEMBER 31,                                     2008              2007
---------------------------------------------------------------------------------------

Revenue, net                                             $ 6,069,356       $ 5,660,102
Cost of Revenue                                            4,383,183         3,844,047
                                                         ------------------------------
Gross Profit                                               1,686,173         1,816,055
                                                         ------------------------------

Operating Expenses:
  Selling (including stock based payments of
    $322,270 and $212,638 for the years ended
    December 31, 2008 and 2007, respectively)                771,867           795,115
  General and administrative (including stock based
    payments of $329,950 and $237,000 for the years
    ended December 31, 2008 and 2007, respectively)        2,155,753         1,925,943
                                                         ------------------------------
Total Operating Expenses                                   2,927,620         2,721,058
                                                         ------------------------------

Loss from Operations                                      (1,241,447)         (905,003)
                                                         ------------------------------

Other Income (Expense):
  Interest expense                                            (1,042)               --
  Interest income                                             12,096            25,948
                                                         ------------------------------
Total Other Income                                            11,054            25,948
                                                         ------------------------------

Net Loss                                                  (1,230,393)         (879,055)

Less Preferred Stock Dividend                                 96,500                --
                                                         ------------------------------

Net Loss Allocable to Common Stockholders                $(1,326,893)      $  (879,055)
                                                         ==============================

Net Loss Per Common Share:
  Basic                                                  $     (0.16)      $     (0.11)
                                                         ==============================
  Diluted                                                $     (0.16)      $     (0.11)
                                                         ==============================

Weighted Average Common Shares Outstanding:
  Basic                                                    8,270,985         8,021,521
                                                         ==============================
  Diluted                                                  8,270,985         8,021,521
                                                         ==============================


=======================================================================================
SEE NOTES TO FINANCIAL STATEMENTS.                                                  F-3



                                                                                                                     ACE MARKETING &
                                                                                                                    PROMOTIONS, INC.

Statement of Stockholders' Equity
====================================================================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007
------------------------------------------------------------------------------------------------------------------------------------


                                                                       Convertible
                                                                         Series A
                                         Total        Common Stock   Preferred Stock  Additional                   Treasury Stock
                                     Stockholders' ----------------- ----------------   Paid-in                  -------------------
                                        Equity       Shares   Amount   Shares  Amount   Capital     (Deficit)    Shares     Amount
                                     ------------- ----------------- ---------------- ---------- -------------- --------------------

Balance, at January 1, 2007          $ 1,648,075   8,028,363  $ 803         -    $ -  $3,176,791  $ (1,529,519)        -  $       -
Cancellation of Restricted Stock               -           -      -         -      -      31,501             -    23,334    (31,501)
Cashless Exercise of Stock
  Purchase Warrants                            -       4,086      1         -      -          (1)            -         -          -
Stock Based Payments                     449,638      92,500      9         -      -     449,629             -         -          -
Net Loss                                (879,055)          -      -         -      -           -      (879,055)        -          -
                                     ------------- ----------------- ---------------- ---------- -------------- --------------------
Balance, at December 31, 2007          1,218,658   8,124,949    813         -      -   3,657,920    (2,408,574)   23,334    (31,501)
Sale of Series A Preferred Stock         445,000           -      -   450,000     45     444,955             -         -          -
Accretion of Beneficial Conversion
  Feature on Preferred Stock              96,500           -      -         -      -      96,500             -         -          -
Deemed Dividend on Preferred Stock       (96,500)          -      -         -      -           -       (96,500)        -          -
Conversion of Preferred Stock                  -     890,000     89  (450,000)   (45)        (44)            -         -          -
Stock Based Payments                     652,220     220,000     22         -      -     652,198             -         -          -
Net Loss                              (1,230,393)          -      -         -      -           -    (1,230,393)        -          -
                                     ------------- ----------------- ---------------- ---------- -------------- --------------------
Balance, at December 31, 2008        $ 1,085,485   9,234,949  $ 924         -    $ -  $4,851,529  $ (3,735,467)   23,334  $ (31,501)
                                     ============= ================= ================ =========== ============= ====================


====================================================================================================================================
SEE NOTES TO FINANCIAL STATEMENTS.                                                                                               F-4




                                                                                       ACE MARKETING &
                                                                                      PROMOTIONS, INC.

STATEMENTS OF CASH FLOWS
======================================================================================================
YEARS ENDED DECEMBER 31,                                                    2008               2007
------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net loss                                                               $(1,230,393)      $  (879,055)
                                                                        ------------------------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                                             17,865             5,705
   Allowance for doubtful accounts receivable                                10,000                --
   Stock-based compensation                                                 652,220           449,638
   Changes in operating assets and liabilities:
    (Decrease) increase in operating assets:
      Accounts receivable                                                   144,234          (241,933)
      Prepaid expenses and other assets                                      11,974           (29,945)
    (Decrease) increase in operating liabilities:
      Accounts payable and accrued expenses                                (161,536)          184,351
                                                                        ------------------------------
 Total adjustments                                                          674,757           367,816
                                                                        ------------------------------
Net Cash Used in Operating Activities                                      (555,636)         (511,239)
                                                                        ------------------------------

Cash Flows from Investing Activities:
 Increase in notes receivable                                              (100,000)               --
 Acquisition of property and equipment                                      (99,134)          (22,871)
                                                                        ------------------------------
Net Cash Used in Investing Activities                                      (199,134)          (22,871)
                                                                        ------------------------------

Cash Flows from Financing Activities:
 Proceeds from private placement of Series A Convertible Preferred          445,000                --
                                                                        ------------------------------
Net Cash Provided by Financing Activities                                   445,000                --
                                                                        ------------------------------

Net Decrease in Cash and Cash Equivalents                                  (309,770)         (534,110)
Cash and Cash Equivalents, beginning of year                                819,021         1,353,131
                                                                        ------------------------------
Cash and Cash Equivalents, end of year                                  $   509,251       $   819,021
                                                                        ==============================


Supplemental Disclosure of Non-cash transaction:
 Beneficial conversion feature - preferred stock dividend               $    96,500                --
                                                                        ==============================


======================================================================================================
SEE NOTES TO FINANCIAL STATEMENTS.                                                                 F-5


                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.


NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

         In Fiscal 2008, the Company became an authorized distributor, provider and reseller of mobile advertising solutions. To date, the Company has not generated any significant revenue from this segment.

         REVENUE RECOGNITION - Revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted for in accordance with Emerging Issue Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Revenue is recognized on a gross basis since the Company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Advance payments made by customers are included in customer deposits.

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

         COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2008 and 2007, there were no such adjustments required.

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

         The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2008 and 2007.

================================================================================
                                                                             F-6

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


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

         The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 5,499,000 and 3,880,000 because they are anti-dilutive, as a result of a net loss for the years ended December 31, 2008 and 2007, respectively.

         ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2008 and 2007 approximated $10,100 and $20,900, respectively.

         SHARE-BASED COMPENSATION - The Company records compensation expense associated with stock options and other equity-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "SHARE-BASED PAYMENT," using the modified prospective transition method and therefore, has not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense includes, (1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and, (2) compensation expense for share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

         INCOME TAXES - Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities for which income tax or tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets, if it is more likely than not, that all or some portion of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, accounts receivables and accounts payable, reflected in the accompanying balance sheet, approximates fair value as of December 31, 2008 and 2007, due to their short-term nature.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement references fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction, between market participants in the market in which the reporting entity transacts. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company's financial position or results of operation.

================================================================================
                                                                             F-7

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet, and to recognize changes in funded status in the year in which the changes occur through comprehensive income. SFAS 158 did not have an impact on the Company's financial position or results of operation.

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

2.       NOTES RECEIVABLE
         ----------------

         In February 2008, the Company entered into an agreement with Blue Bite, LLC ("Blue Bite"), a distributor of wireless networking solutions, to become an authorized provider and reseller in the United States of mobile advertising solutions.

         In connection with the agreement, the Company loaned Blue Bite $50,000 (the "Note"). The Note bears interest at 10% per annum and is due June 1, 2009. The Note is convertible, at the Company's option, into a 10% ownership interest of Blue Bite. Upon conversion, the Company would also have to deliver to Blue Bite, $75,000 in restricted Common Stock of the Company as additional consideration.

         On September 17, 2008, the company loaned Blue Bite an additional $50,000 pursuant to the terms of a one year convertible promissory note (the "Second Note"). The Second Note provides for interest at 10% per annum, payable with any outstanding principal on September 17, 2009. The Company has the option to convert the Second Note plus $75,000 worth of shares of restricted Common Stock of the Company into an additional 10% interest in Blue Bite.

================================================================================
                                                                             F-8

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


3.       PROPERTY AND EQUIPMENT, NET
         ---------------------------

         Property and equipment, net, consist of the following at December 31:

                                             USEFUL LIVES           2008               2007
         -----------------------------------------------------------------------------------------

         Furniture and Fixtures                 5 years      $         169,848  $          70,715
         Leasehold Improvements                 5 years                  8,919              8,919
                                                             -------------------------------------
                                                                       178,767             79,634
         Less Accumulated Depreciation                                  63,433             45,569
                                                             -------------------------------------
                                                             $         115,334  $          34,065
                                                             =====================================

         Depreciation expense for the years ended December 31, 2008 and 2007 was $17,865 and $5,705, respectively.

4.       INCOME TAXES
         ------------

         The provision for income taxes for the years ended December 31, 2008 and 2007 is summarized as follows:

                                                                  2008                2007
         --------------------------------------------------------------------------------------

         Current:
           Federal                                          $             -   $             -
           State                                                          -                 -
                                                            -----------------------------------
                                                                          -                 -
                                                            -----------------------------------
         Deferred:
           Federal                                                        -                 -
           State                                                          -                 -
                                                            -----------------------------------
                                                            $             -   $             -
                                                            ===================================

         The Company has federal and state net operating loss carryforwards of approximately $1,898,000, which can be used to reduce future taxable income through 2028.

         The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

         DECEMBER 31,                                             2008                2007
         -----------------------------------------------------------------------------------------

         Deferred Tax Assets:
           Net operating loss carryforwards                  $         759,000 $         507,000
           Stock based compensation                                    650,000           420,000
           Preferred stock dividend                                     39,000           420,000
           Allowance for doubtful accounts                               8,000             4,000
                                                             -------------------------------------
         Deferred Tax Assets                                         1,456,000           931,000
         Less Valuation Allowance                                    1,456,000           931,000
                                                             -------------------------------------
         Net Deferred Tax Asset                              $               - $               -
                                                             =====================================

================================================================================
                                                                             F-9

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

         YEARS ENDED DECEMBER 31,                       2008            2007
         -----------------------------------------------------------------------

         Federal Statutory Tax Rate                    34.00%          34.00%
         State Taxes, net of Federal benefit            6.00%           6.00%
         Change in Valuation Allowance                (40.00%)        (40.00%)
                                                --------------------------------
         Total Tax Expense                              0.00%           0.00%
                                                ================================

5.       STOCKHOLDERS' EQUITY


         CAPITALIZATION - On February 9, 2005, the stockholders approved an amendment to the Company's Certificate of Incorporation to (i) increase the authorized shares of common stock from 22,000,000 shares to 25,000,000; (par value $.0001); and (ii) create 5,000,000 shares of preferred stock (par value $.0001). The Board of Directors has the authority to issue shares of preferred stock from time to time and to fix such rights, preferences and privileges of such issuances.

         PRIVATE PLACEMENT OF SECURITIES - During fiscal 2004, the Company sold through a private placement, 14.74 units (each consisting of 50,000 common shares and 50,000 Class A Warrants). Each Class A Warrant has an exercise price of $2.00 and was to expire on January 3, 2007. The Company extended the expiration date of the Class A Warrants to July 1, 2009.

         During fiscal 2005, the Company completed a private placement through the sale of 10 units (each consisting of 10,000 common shares and 10,000 Class B Warrants) at a purchase price of $10,000 per unit for net proceeds of $95,000, net of transaction cost of approximately $5,000. Each Class B Warrant has an exercise price of $2.00 and expires on January 2, 2008. Subsequent to December 31, 2007, the Company extended the expiration date of the Class B Warrants to July 1, 2009.

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

         PRIVATE PLACEMENT OF SERIES A CONVERTIBLE PREFERRED STOCK - During Fiscal 2008, through a private placement, the Company sold 445,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, for an issue price of $1.00 per share (the "Preferred Stock").The shares of Preferred Stock are convertible at the holders option, at any time, based upon a conversion price equal to the lower of $.50 per share or the average closing sales price over the ten trading dates preceding December 15, 2008, with a floor of $.25.

================================================================================
                                                                            F-10

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


         On December 15, 2008 the Preferred Stock automatically converted into common stock based upon the same conversion rate. As a result of the conversion option and that the Company's stock was trading above $.50 upon the issuance of certain of the Preferred Stock, this resulted in a non-cash beneficial conversion feature of $96,500 which was recognized as a non-cash dividend as of December 31, 2008.

         An individual related to one of the Company's officers purchased 250,000 shares of the Preferred Stock.

6.       SHARE-BASED COMPENSATION
         ------------------------

         WARRANTS - On September 26, 2005, the Company entered into a consulting agreement with a financial advisory firm. In connection with this agreement, the Company granted a warrant for the purchase of 100,000 shares of the Company's common stock. The warrant has an exercise price of $2.50 per share and expires on August 14, 2010.

         On June 26, 2008 the Company issued to an investment advisor 133,500 common stock purchase warrants for the purpose of providing investor awareness and business advisory services. The services were recorded equal to the value of the warrants and an expense of $30,488 is included in operating expenses for the year ended December 31, 2008.

         On July 1, 2008, the Company issued to investor and public relations company 250,000 common stock purchase warrants for the purpose of providing investor awareness and public relations advisory services. The warrants are immediately exercisable and expire on June 30, 2011. 150,000 of the warrants are exercisable at $.50 per share and contain a cashless exercise provision, and 100,000 of the warrants are exercisable at $.80 per share. The services were recorded equal to the value of the warrants and an expense of $139,177 is included in operating expenses for the year ended December 31, 2008.

         On October 10, 2008, the Company entered into a one year agreement with a consulting firm to provide investor relations services, which agreement would terminate by December 31, 2008 in the event the Company did not raise additional financing from the sale of common stock of at least $1,250,000. The agreement provided for guaranteed monthly cash payments of $5,000 for a minimum period of three months plus the grant of 125,000 stock purchase warrants. The warrants are immediately exercisable, have an exercise price of $.90, contain a cashless exercise provision and expire on October 14, 2011. The services were recorded equal to the value of the warrants and an expense of $103,670 is included in operating expenses for the year ended December 31, 2008. The remaining provisions of the agreement were canceled since the Company was unable to raise the additional financing.

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

         RESTRICTED STOCK GRANTS - On January 16, 2008, the Company issued 20,000 shares of common stock to an employee in exchange for marketing and training services. The services were recorded equal to the value of the shares and an expense of $17,000 included in operating expenses for the year ended December 31, 2008.

================================================================================
                                                                            F-11

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


         On June 10, 2008, the Company issued 200,000 shares of common stock to two independent sales agents. The services were recorded equal to the value of the stock at the date of grant and an expense of $60,000 is included in operating expenses for the year ended December 31, 2008.

         SHARE BASED COMPENSATION PLAN - During fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "Plan") for the granting of up to 4,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company.

         All stock options under the Plan are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options generally vest over periods ranging from one to three years and generally expire either five or ten years from the grant date.

         The Company's Plan is accounted for, in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

         The Company's results for the years ended December 31, 2008 and 2007 include employee share-based compensation expense totaling approximately $234,000 and $317,000, respectively. Such amounts have been included in the statement of operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements, due to a history of operating losses.

         The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The Company took into consideration guidance under SFAS 123(R) and SEC SAB 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

         The estimated fair value of each option award granted was determined on the date of grant using the following weighted-average assumptions for option grants during the years ended December 31, 2008 and 2007:

                                                    2008               2007
         -----------------------------------------------------------------------

         Dividend Yield                               0.00%              0.00%
         Volatility                                 115.0%              58.23%
         Risk-Free Interest Rate                      3.13%              4.15%
         Expected Life                            5.00 YEARS        10.00 years

================================================================================
                                                                            F-12

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


         A summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended is as follows:

                                                                                            Weighted
                                                                         Weighted           Average
                                                                          Average          Remaining          Aggregate
                                                                         Exercise         Contractual         Intrinsic
         OPTIONS                                        Shares             Price          Term (Years)          Value
         ------------------------------------------------------------------------------------------------------------------

         Outstanding, beginning of year                  2,221,222  $           1.18                5.74    $            -
         Granted                                         1,110,000               .98                8.58                 -
                                                  -----------------
         Outstanding, end of year                        3,331,222              1.11                6.02                 -
                                                  =========================================================================
         Exercisable, end of year                        2,219,600  $           1.15                4.76    $            -
                                                  =========================================================================

         For the years ended December 31, 2008 and 2007, total share-based compensation expense related to stock options was approximately
         $286,000 and $360,000, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2008 and 2007 was $.53 and $.86, respectively.

         The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 is $0, and was calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.77 closing price of the Company's common stock on December 31, 2008. The Company received no cash proceeds from options exercised in the years ended December 31, 2008 and 2007.

         A summary of the status of the Company's non-vested shares as of December 31, 2008 and the changes during the year ended December 31, 2008, is as follows:

                                                                                                              Weighted
                                                                                                              Average
                                                                                                             Grant-Date
         NON-VESTED SHARES                                                                  Shares           Fair Value
         -------------------------------------------------------------------------------------------------------------------

         Non-Vested, at January 1, 2008                                                         597,934  $              .36
         Granted                                                                              1,110,000                 .52
         Vested                                                                                (668,312)                .40
                                                                                       -------------------------------------
         Non-Vested, at December 31, 2008                                                     1,039,622  $              .50
                                                                                       =====================================

         As of December 31, 2008 and 2007, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $405,000 and $108,000, respectively. Unamortized compensation cost as of December 31, 2008 is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.

         COMMON SHARES RESERVED
         -------------------------------------------------------------------------------------------------------------------

         Class A Warrants                                                                                           737,000
         Class B Warrants                                                                                           100,000
         Class C Warrants                                                                                           475,788
         Placement Agent Warrants                                                                                    86,489
         2005 Stock Option Plan                                                                                   3,962,222
         Warrants  - Series 1 - 3                                                                                   375,000

============================================================================================================================
                                                                                                                        F-13

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


7.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         LEASE COMMITMENTS - The Company leases office space under non-cancelable operating leases, which expire in November 2011. The Company is obligated for the payment of real estate taxes under these leases. The Company is also currently leasing additional office space on a month-to-month basis. Minimum future rentals under non-cancelable lease commitments are as follows:

         YEARS ENDING DECEMBER 31,
         ----------------------------------------------------------------------

         2009                                              $            27,000
         2010                                                           31,000
         2011                                                           29,000


         Rent and real estate tax expense was approximately $92,000 and $85,000 for the years December 31, 2008 and 2007, respectively.

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

         On August 22, 2007, the Company approved a three year extension of the employment contracts with two of its officers expiring on February 28, 2011. The employment agreements provide for minimum annual salaries with scheduled increases per annum to occur on every anniversary date of the contract and extension commencing on March 1, 2008. A signing bonus of options to purchase 150,000 shares granted to each executive were fully vested at the date of the grant and exercisable at $1.20 per share through August 22, 2017. Ten year options to purchase 50,000 shares of common stock are to be granted at fair market value on each anniversary date of the contract and extension commencing March 1, 2008. Termination pay of one year base salary based upon the scheduled annual salary of each executive officer for the next contract year, plus the amount of bonuses paid (or entitle to be paid) to the executive for the current fiscal year of the preceding fiscal year, whichever is higher.

         Minimum aggregate future commitments under the employment contracts is as follows:

         YEARS ENDING DECEMBER 31,
         ----------------------------------------------------------------------

         2009                                                $         472,000
         2010                                                          520,000
         2011                                                           88,000

8.       CONCENTRATIONS
         --------------

         TRANSACTIONS WITH MAJOR CUSTOMERS - The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the year ended December 31, 2008 two customers accounted for approximately 26% of net revenues and for the year ended December 31, 2007 a customer accounted for approximately 20% of net revenues.

================================================================================
                                                                            F-14

                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

NOTES TO FINANCIAL STATEMENTS
================================================================================
YEARS ENDED DECEMBER 31, 2008 AND 2007
--------------------------------------------------------------------------------


9.       RELATED PARTY TRANSACTIONS
         --------------------------

         The Company purchased merchandise with a cost of approximately $3,000 and $5,000 for the years ended December 31, 2008 and 2007, respectively, from an entity that is owned by an individual related to one of the officers of the Company.

10.      SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS
         ---------------------------------------------------

         Cash paid during the years for:

         YEARS ENDED DECEMBER 31,                 2008              2007
         -----------------------------------------------------------------------

         Interest                          $           1,042  $               -
                                           =====================================

         Income Taxes                      $               -  $               -
                                           =====================================

11.      JOINT MARKETING AND SALES AGREEMENT
         -----------------------------------

         In February 2007, the Company entered into a joint marketing and sales agreement with Atrium Enterprises Ltd. ("Atrium"). Atrium provides solutions to corporate customers through the design and application of performance improvement programs.

         The agreement provides for the Company to receive the exclusive rights to market and sell Atrium's products and services to its customers and provides Atrium the exclusive right to sell and market the Company's promotional services to its customers. The Company will receive a 50% commission on gross profit (as defined) from all sales of Atrium's products and services generated by the Company. Atrium will receive a 50% commission on gross profit (as defined) from all sales of the Company's promotional services generated by Atrium. In addition, Atrium was granted an option to purchase 70,000 shares of the Company's common stock at an exercise price of $2.50 per share. The options vest in three equal installments commencing on February 15, 2008, and expire four years after the date of grant. Services were recorded equal to the value of the options and an expense of approximately $16,000 and $14,000 is included in operating expenses for the year ended December 31, 2008 and 2007, respectively.

12.      SUBSEQUENT EVENT
         ----------------

         PRIVATE PLACEMENT - On February 3, 2009, the Company sold 500,000 shares of its common stock at $.50 per share to investors in a private transaction.

         CONSULTING AGREEMENT - In February 2009, the Company entered into an agreement with a consulting firm to provide investor relations services. The agreement provides for the issuance of 350,000 common stock purchase warrants, with an exercise price of $.80 and expires in February 2014. The warrants have a vesting period of 25% immediately and the remaining ratably on a monthly basis through January 2010.

         In addition, the consultant would be entitled to an additional advisory fee, subject to the Company completing a successful capital raise through the sale of its common stock of at least $1,250,000


================================================================================
                                                                            F-15

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

         Not Applicable.

Item 9.A(T) Controls and Procedures.
------------------------------------

Evaluation of Disclosure Controls and Procedures.
--------------------------------------------------

         As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC").

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria described in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008.

         A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

         Management identified the following material weaknesses as of December 31, 2008 that also existed at December 31, 2007.

INDEPENDENT BOARD OF DIRECTORS OR AUDIT COMMITTEE

         We do not have an independent board of directors or audit committee to oversee our internal control over financial reporting.

INFORMATION TECHNOLOGY

         Management identified certain control procedures that were not sufficiently documented relating to a) Entity Level management of the IT function b) Logical access to financial applications and company wide networks
c) the managing of operations for application and technology platforms.

REVENUE RECOGNITION AND COST OF REVENUE

         Revenue is recognized upon shipment of merchandise to customers and when title and risk of loss transfers to the customer. The verification of drop shipments to customers is not a centralized function, and we lack an effective process of timely identifying shipping dates and accurately matching revenue and related expenses. As such there is a potential of a misstatement as a result of a period cutoff error.

FINANCIAL REPORTING

         Management identified the following significant deficiencies that when aggregated give rise to a material weakness. These deficiencies include a) lack of review or evidence of review in the financial reporting process and the inability to understand and apply complex equity transactions b) manual processes and dual databases creating the need for excessive journal entries.

         Management identified the following additional material weaknesses as of December 31, 2008.

ACCOUNTS PAYABLE AND CASH DISBURSEMENTS

         As a result of our year end audit process a deficiency was noted in the application of payments to accounts payable which resulted in the recording of duplicate invoices and expense. The deficiency was a result of improper setting of access rights for a user of the accounts payable module which resulted in the payment of open invoices without relief of the liability.

MANAGEMENT'S PLAN OF REMEDIATION

INDEPENDENT BOARD OF DIRECTORS OR AUDIT COMMITTEE

         Due to the current size of the Company it does not intend to add independent board members at this time. This deficiency will be addressed if the Company shows substantial growth moving forward.

INFORMATION TECHNOLOGY

   a) Management will create and implement a weekly and monthly checklist of IT required function to assure all necessary actives are completed and documented.
   b) Management will limit access to all financial application to the Companies CEO, President and CFO. In addition all passwords will be changed on a quarterly basis.
   c) Management will review all software at least annually. Proper updates, patches, and licenses will be reviewed by IT and reported to CEO. In addition all changes will be tested and documented by IT and reported to CEO. All software quotes will be reviewed by management and IT. The review of alternative sourcing and products will be verified by IT and all confirmation emails will be sent to CEO for review.

REVENUE RECOGNITION AND COST OF REVENUE

         As of January 2009, management has implemented a change to address its deficiencies. The Company has centralized the verification of delivery to the tracking department. Orders can no longer move forward to the billing department until proof of delivery has been verified by the tracking department.

FINANCIAL REPORTING

   a) Management plans to address the lack of review or evidence of review in the financial reporting process and the inability to understand and apply complex equity transactions, by engaging a financial reporting consultant.
   b) Management is in the process of resolving the issue of manual processes and dual databases creating the need for excessive journal entries, by engaging a software company to create a link between the dual systems so that information flows back and forth dynamically, thus creating a single operating system.

ACCOUNTS PAYABLE AND CASH DISBURSEMENTS

         As of February 2009, management has implemented a change to address its deficiencies. The Company has granted access rights for the user of the accounts payable module which now results in the payment of open invoices to relieve the corresponding liability.

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

Item 9.B.  Other Information.
-----------------------------

         None.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
-----------------------------------------------------------------

         The names, ages and principal occupations of the Company's present officers and directors are listed below.


                                          FIRST BECAME DIRECTOR
     NAME (1)                     AGE         AND/OR OFFICER                    POSITION
     --------                     ---         --------------               -----------------

     Dean Julia                    41              1998            Chief Executive Officer/ Secretary/
                                                                   Treasurer/Director/Co-Founder
     Michael Trepeta               37              1998            President/Director/Co-Founder
     Scott Novack                  41              1998            Director/Co-Founder
     Sean McDonnell                46              2005            Chief Financial Officer

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all
Section 16(a) forms they file. During fiscal 2008, none of our officers, directors or 10% or greater stockholders failed to file or filed any forms late to the best of our knowledge, except for certain Form 4 filings of Glenwood Capital and Peter Chung.

Item 11.  Executive Compensation.
-----------------------------------------------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2007 and 2008 by (1) each person who served as the principal executive officer of the Company during fiscal year 2008; (2) the Company's most highly compensated (up to a maximum of two) executive officers as of December 31, 2008 with compensation during fiscal year 2008 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2008.


                                                             SALARY COMPENSATION
                                                        ----------------------------
                                                                     NON-EQUITY      NONQUALIFIED
NAME AND                                                  OPTIONS    INCENTIVE PLAN  DEFERRED       ALL OTHER
PRINCIPAL             FISCAL           BONUS    STOCK     AWARDS     COMPENSATION    COMPENSATION   COMPENSATION
POSITION              YEAR   SALARY($) ($)      AWARDS    ($)(1)     ($)             EARNINGS ($)   ($)(2)(3)   TOTAL ($)
--------------------- ------ --------- -------- ------- -------------------------------------------------------------------
Dean L. Julia         2007   $188,000  --        --       $145,667   --              --             $ 15,112    $  348,779
Chief Executive       2008   $216,000  --        --       $ 32,648   --              --             $ 13,368    $  262,016
 Officer

Michael D. Trepeta    2007   $188,000  --        --       $145,667   --              --             $  15,112   $  348,779
President             2008   $216,000  --        --       $ 32,648   --              --             $  12,447   $  261,095

--------------------

(1) Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.
         FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

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



         For a description of the material terms of each named executive officers' employment agreement, including the terms of the terms of any common share purchase option grants, see that section of this Form 10-K captioned
"Employment Agreements."

         No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2008 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

         For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see "Employment Agreements".

EXECUTIVE OFFICER OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2008.

                             OPTION AWARDS                                             STOCK AWARDS
---------------------------------------------------------------------------- ---------------------------------------------------
                                                                                                     EQUITY
                                                                                                     INCENTIVE
                                                                                                     PLAN
                                                                                                     AWARDS:
                                                                                                     NUMBER     EQUITY
                                        EQUITY                                                       OF         INCENTIVE PLAN
                                        INCENTIVE PLAN                                               UNEARNED   AWARDS:
                                        AWARDS:                                          MARKET      SHARES,    MARKET OR
              NUMBER OF   NUMBER OF     NUMBER OF                            NUMBER OF   VALUE OF    UNITS OR   PAYOUT VALUE OF
              SECURITIES  SECURITIES    SECURITIES                           SHARES OR   SHARES OR   OTHER      UNEARNED
              UNDERLYING  UNDERLYING    UNDERLYING                           UNITS OF    UNITS OF    RIGHTS     SHARES, UNITS OR
              UNEXERCISED UNEXERCISED   UNEXERCISED    OPTION     OPTION     STOCK THAT  STOCK THAT  THAT HAVE  OTHER RIGHTS
              OPTIONS(#)  OPTIONS(#)    UNEARNED       EXERCISE   EXPIRATION HAVE NOT    HAVE NOT    NOT        THAT HAVE NOT
NAME          EXERCISABLE UNEXERCISABE  OPTIONS (#)    PRICE ($)  DATE       VESTED (#)  VESTED      VESTED     VESTED
------------- ----------- ------------  -------------- --------- ----------- ---------------------------------------------------
Dean L. Julia 250,000     --            --             $ 1.00   01/03/15     --          --          --         --
(1)           200,000     --                           $ 1.20   12/28/15
              150,000     --            --             $ 1.20   08/22/17
               50,000                                  $ 1.20   03/01/13
Michael D.
 Trepeta      250,000     --            --             $ 1.00   1/03/15      --          --          --         --
(1)           200,000     --                           $ 1.20   12/28/15
              150,000     --            --             $ 1.20   08/22/17     --          --          --         --
               50,000                                  $ 1.20   03/01/13
--------------

(1) Common Stock purchase options to acquire 250,000 shares of common stock at $1.00 per share were granted on January 3, 2005. These options were fully exercisable (vested) upon grant. Options granted on December 28, 2005 vest and are exercisable immediately as to one-half of the options and the balance vested and became exercisable on December 28, 2008.
         Common Stock purchase options to acquire 150,000 shares of Common Stock were granted on August 23, 2007, exercisable at $1.20 per share and fully vested at the date of grant. All options contain cashless exercise provisions.

EMPLOYMENT AGREEMENTS

         Each of the following executive officers is a party to an employment agreement with the Company.

NAME               POSITION                     ANNUAL SALARY (1)     BONUS (2)

Dean L. Julia      Chief Financial Officer          $ 216,000         Annual bonuses of at least
                                                                      5% of pre-tax earn ngs
Michael Trepeta    President                        $ 216,000         Annual bonuses of at least 5%
                                                                      of pre-tax earn ngs
----------
(1)  Annual salary is for 2008. Compensation of each executive officer named in the table above has his monthly base salary increased by $2,000 each subsequent March 1st during the term of the agreement and any extensions thereof. The current monthly base salary of $18,000 was scheduled to increase to $20,000 on March 1, 2009; however, as a result of the financial outlook of the economy and the difficult environment in which Ace is operating under, our two executive officers have held off on their annual monthly increase in wages and they will re-evaluate this decision on a monthly basis.

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

         Each Executive is also entitled to the following additional benefits:

          o $2,000 per month pay raise on each March 1 during the term of the Agreement and any extension thereof;
          o The annual grant on March 1 of each year of ten-year stock options to purchase 50,000 shares at an exercise price equal to the then fair market value of our common stock as determined by the Board. On December 28, 2005, Messrs. Trepeta and Julia each agreed to amend their employment contracts to eliminate the automatic annual grant of options in consideration of the grant of ten year options to purchase 200,000 shares exercisable at $1.20 per share, with one-half immediately vested and the other half vested on December 28, 2008 irrespective of employment or termination thereof; Pursuant to a three-year extension of their employment agreements, the automatic grant of 50,000 options at fair market value on each anniversary date of the contract recommenced on March 1, 2008. A signing bonus was paid to each executive consisting of options to purchase 150,000 shares, fully vested at the date of grant and exercisable at $1.20 per share at any time through August 22, 1017;
          o Election to the Board of Directors and during the term of employment, the Board's nomination for re-election to the Board;
          o Paid disability insurance and term life insurance for the benefit of each Executive's family in an amount fixed by the Board at a cost not to exceed $10,000 per annum;
          o    Use of company automobile with all related costs paid for by us;
          o    Health insurance;
          o    Right to participate in any pensions of our company;
          o Termination pay of one-year base salary based upon the scheduled annual salary of each executive officer for the next contract year, plus the amount of bonuses paid or entitled to be paid to the executive for the current fiscal year or the preceding fiscal year, whichever is higher;
          o    Health insurance; and
          o    Right to participate in any pensions of our company.


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

CASH COMPENSATION

         Our non-employee / non-executive director is eligible to receive a fee of $500 to be paid for attending each Board meeting; however, no fees were paid in 2008.

TRAVEL EXPENSES

         All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

DIRECTOR COMPENSATION

         The following table shows the overall compensation earned for the 2008 fiscal year with respect to each non-employee and non-executive director as of December 31, 2008.


                                                                  DIRECTOR COMPENSATION
                              ------------------------------------------------------------------------------------------
                              FEES
                              EARNED                           NON-EQUITY      NONQUALIFIED
NAME AND                      OR PAID              OPTION      INCENTIVE PLAN  DEFERRED        ALL OTHER
PRINCIPAL                     IN CASH  STOCK       AWARDS      COMPENSATION    COMPENSATION    COMPENSATION ($)
POSITION                      ($)      AWARDS ($)  (1)         ($)(2)          EARNINGS($)     (3)              TOTAL ($)
---------------------------   -------  ----------  ----------  -------------   -------------   ---------------- ---------
Scott Novack, Director        --       --          --          --              --              --             --

-----------------------

(1) Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS
     123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

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

AWARDS
------

          As of December 31, 2008, the Company has granted non-statutory stock options to purchase 3,331,222 shares of the Company's Common Stock which are currently outstanding at exercise prices ranging from $.80 per share to $ 2.50 per share, exclusive of options which have been cancelled since the date of grant. The board has granted options with varying terms.

         It is not possible to predict the individuals who will receive future awards under the Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2008 on the known benefits provided to certain persons and group of persons under the Plan.

   ----------------------------------------------------- ---------------- ---------------- ------------------------
                                                            NUMBER OF        RANGE OF       VALUE OF UNEXERCISED
                                                         SHARES SUBJECT   EXERCISE PRICE         OPTIONS AT
                                                           TO OPTIONS      ($) PER SHARE    DECEMBER 31, 2008 (1)
   ----------------------------------------------------- ---------------- ---------------- ------------------------

   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Dean L. Julia, Chief Executive Officer (2)                650,000      $.80 - $1.20              $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Michael D. Trepeta, President (2)                         650,000      $.80 - $1.20              $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Sean McDonnell, Chief Financial officer                    50,000      $1.00                     $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Three Executive Officers As a group                     1,350,000      $.80 - $1.20              $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------
   Non-Executive Officer, Employees and Consultants        1,981,222      $.80-$ 2.50               $-0-
   ----------------------------------------------------- ---------------- ---------------- ------------------------

(1) Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $.77 based upon a last sale on December 31, 2008) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

(2) Excludes options to purchase 50,000 shares, exercisable at $.65 per share granted on March 1, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

         As of March 25, 2009, the Company had outstanding 9,717,615 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

------------------------------------------------------------- ------------------------------- ------------------------

          NAME AND ADDRESS OF BENEFICIAL OWNER (1)                   NUMBER OF COMMON             APPROXIMATE
                                                                          SHARES                   PERCENTAGE
----------------------------------------------------------------------------------------------------------------------
OFFICERS AND DIRECTORS:
------------------------------------------------------------- ------------------------------- ------------------------

------------------------------------------------------------- ------------------------------- ------------------------
Scott Novack                                                            1,052,402                      10.8
457 Rockaway Avenue
Valley Stream, NY 11583
------------------------------------------------------------- ------------------------------- ------------------------

------------------------------------------------------------- ------------------------------- ------------------------
Michael D. Trepeta
457 Rockaway Avenue
Valley Stream, NY 11583(2)                                              1,716,402                      16.5
------------------------------------------------------------- ------------------------------- ------------------------
Dean L. Julia
457 Rockaway Avenue
Valley Stream, NY 11583 (2)                                             1,686,901                      16.2
------------------------------------------------------------- ------------------------------- ------------------------

------------------------------------------------------------- ------------------------------- ------------------------
Sean McDonnell                                                             50,000                        .5
457 Rockaway Avenue
Valley Stream, NY 11583 (3)
------------------------------------------------------------- ------------------------------- ------------------------

------------------------------------------------------------- ------------------------------- ------------------------
All Directors and Officers as a
Group (four persons) (4)                                                4,505,705                      40.5
------------------------------------------------------------- ------------------------------- ------------------------

------------------------------------------------------------- ------------------------------- ------------------------
Domenico Iannucci                                                         989,660                       9.5
One Windsor Drive
Muttontown, NY 11753 (5)
------------------------------------------------------------- ------------------------------- ------------------------



---------------
(1)   Beneficial ownership is determined in accordance with Rule 13d-3 under the
      Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities.
      Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner.
(2)   Includes options to purchase 700,000 shares.
(3)   Includes options to purchase 50,000 shares.
(4)   Includes options to purchase 1,150,000 shares.
(5)   Includes 539,660 shares of Common Stock, Class A Warrants to purchase
      300,000 shares and Class B Warrants to purchase 50,000 shares and includes options to purchase 100,000 shares.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
-------------------------------------------------------------------

         The following summary information is as of December 31, 2008 and relates to our 2005 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:


------------------------------- ------------------------------ ---------------------- --------------------------------
                                (a)                            (b)                    (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
                                                                                      Number of securities
                                                                                      remaining available for
                                Number of shares of common     Weighted average       future issuance under
                                stock to be issued upon        exercise price of      equity compensation plans
                                exercise                       outstanding            (excluding shares
Plan category                   of outstanding options         options                reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation                       3,331,222                    1.11                      2,215,814
Plans  (1)
------------------------------- ------------------------------ ---------------------- --------------------------------

(1) Options exercisable at December 31, 2008 include 3,331,222 shares with a weighted average exercise price of $.80 to $2.50 per share and aggregate intrinsic value of $0.00.

Item 13. Certain Relationships and Related Transactions and Director
--------------------------------------------------------------------
Independence.
-------------

Related Party Transactions
--------------------------

         Michael Trepeta's wife has a company which is a candle supplier. From time-to-time, we have in the past and may in the future purchase candle supplies from her company. During 2004, 2005, 2006, 2007 and 2008 we purchased a total of $20,471, $10,313, $8,657, $4,934 and $3,165, respectively, from her company.

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

Director Independence
---------------------

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

Other Recent Transactions
-------------------------

         On February 24, 2009, the Company entered into an Agreement with Legend Securities, Inc. for a term of one (1) year (the "Term"). Legend has agreed to provide services outlined below to increase investor awareness. The services include the following:

         o assistance with investor presentations such as, but not limited to, PowerPoint slide presentations, broker/dealer fact sheets, financial projections and budgets;

         o        sponsorship to capital conferences;
         o        identification and evaluation of financing transactions;
         o identification and evaluation of acquisition and/or merger candidates;
         o introductions to broker dealers, research analysts, and investment companies that Legend believes could be helpful to the Company.

         For their services Legend shall receive warrants to purchase 350,000 shares of the Company's restricted Common Stock, exercisable at $.80 per share, over a term of five (5) years, with the warrants investing 25% immediately and the balance in monthly incremental amounts through January 2010.

         Also, in consideration for the services described herein and subject to the completion of the Company's successful raise of net proceeds of at least $1,250,000 from the sale of its common stock, excluding common stock sold pursuant to commitments obtained prior to the date of this agreement (hereinafter referred to the "CAPITAL TRANSACTION"), the Company shall accrue a monthly advisory fee of ten thousand dollars ($10,000.00) per month (the "MONTHLY ADVISORY FEE"). All accrued monthly advisory fees shall be paid to Legend on the Closing Date of the Capital Transaction and thereafter the Monthly Advisory Fee shall be paid no later than the fifteenth (15th) day of each monthly anniversary of the Effective Date during the Term of this Agreement.

         On March 25, 2009, the Board of Directors extended the expiration date of the Company's Class A and Class B Warrants to the close of business on July 1, 2009.

Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------

AUDIT FEES

         For the fiscal year ended December 31, 2008 and 2007, the aggregate fees billed or expected to be billed for professional services rendered by Holtz Rubenstein Reminick LLP ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $69,000 and $54,000, respectively.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         For the fiscal years ended December 31, 2008 and 2007, there were $-0-in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

         For the fiscal years ended December 31, 2008 and 2007, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

AUDIT COMMITTEE - PRE-APPROVAL

         The Company does not have a standing audit committee. Therefore, all services provided to the Company by Holtz Rubenstein Reminick LLP as detailed above, were pre-approved by the board of Directors and all work of said firm was performed solely by their permanent employees.

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

(a)      FINANCIAL STATEMENTS

         The following documents are filed under "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," beginning on page F-1 through page F-15 and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2008 and 2007:

         Reports of Independent Registered Public Accounting Firms
         Balance Sheets
         Statements of Operations
         Statement of Stockholders' Equity
         Notes to Financial Statements

(b)      EXHIBITS


Exhibit                 Description
-------                 -----------
No.
---
3.1           Articles of Incorporation filed March 26, 1998 (1)
3.2           Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3           Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4           Amended By-Laws (1)
10.1          Employment Agreement - Michael Trepeta (2)
10.2          Employment Agreement - Dean Julia (2)
10.3          Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4          Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5          Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6          Agreement with Aon Consulting (6)
11.1          Statement  Statement re: Computation of per share earnings. See Statement of Operations and
              Notes to Financial Statements
14.1          Code of Ethics/Code of Conduct (5)
21.1          Subsidiaries of the Issuer - None in 2007
23.1          Consent of by Holtz Rubenstein Reminick LLP (3)
31.1          Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2          Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1          Chief Executive Officer Section 1350 Certification (3)
32.2          Chief Financial Officer Section 1350 Certification (3)
99.1          2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2          Form of Class A Warrant (2)
99.3          Form of Class B Warrant (2)
99.4          Amendment to 2005 Plan (4)
99.5          Form of Class C Warrant (8)
99.6          Release of Earnings - 2008 (3)
99.7          March 26, 2009 Press Release (3)

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



(c)      FINANCIAL STATEMENT SCHEDULES

         We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

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

Dated:  Valley Stream, New York
March 27, 2009

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                        Title                           Date
----------                        -----                           ----

/s/ Dean L. Julia                 Chairman of the Board           March 27, 2009
--------------------------        Chief Executive Officer
Dean L. Julia

/s/ Sean McDonnell                Chief Financial Officer         March 27, 2009
--------------------------
Sean McDonnell

/s/ Michael D. Trepeta            President, Director             March 27, 2009
--------------------------
Michael D. Trepeta

/s/ Scott Novack                  Director                        March 27, 2009
--------------------------
Scott Novack


Dean L. Julia, Michael D. Trepeta and Scott Novack represent all the current members of the Board of Directors.