Form 10-Q
period 2009-03-31
ACE MARKETING & PROMOTIONS INC
filed 2009-05-15
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

                                 Yes [X]    No [ ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes [ ] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]                   Accelerated Filer   [ ]
Accelerated Filer       [ ]                   Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

As of May 15, 2009, the registrant had a total of 9,717,615 shares of Common Stock outstanding.

                        ACE MARKETING & PROMOTIONS, INC.

                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheets as of March 31, 2009 (unaudited)
               and December 31, 2008                                          3

             Condensed Statements of Operations for the Three Months
               Ended March 31, 2009 and 2008 (unaudited)                      4



             Condensed Statements of Cash Flows for the Three Months
               Ended March 31, 2009 and March 31, 2008 (unaudited)            5

             Notes to Condensed Financial Statements                          6


   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        16

   Item 4. Controls and Procedures                                           16

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                               18

   Item 2.   Changes in Securities                                           18

   Item 3.   Defaults Upon Senior Securities                                 18

   Item 4.   Submissions of Matters to a Vote of Security Holders            18

   Item 5.   Other Information                                               18

   Item 6.   Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                   20


                                            ACE MARKETING &
                                            PROMOTIONS, INC.

CONDENSED BALANCE SHEETS                                                MARCH 31,         December 31,
                                                                          2009               2008
------------------------------------------------------------------------------------------------------
                                                                        Unaudited           Audited
Assets

Current Assets:
  Cash and cash equivalents                                            $   615,566       $   509,251
  Accounts receivable, net of allowance for doubtful accounts of
    $20,000 at March 31, 2009 and December 31, 2008                        350,981           809,685
  Note receivable                                                          100,000           100,000
  Prepaid expenses and other current assets                                103,304            63,401
                                                                       ------------------------------
Total Current Assets                                                     1,169,851         1,482,337

Property and Equipment, net                                                108,462           115,334

Other Assets                                                                 7,745             7,745
                                                                       ------------------------------
Total Assets                                                           $ 1,286,058       $ 1,605,416
                                                                       ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                     $   143,189       $   338,165
  Accrued expenses                                                         146,658           181,766
                                                                       ------------------------------
Total Current Liabilities                                                  289,847           519,931
                                                                       ------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized;
     none issued                                                                --                --
  Common stock, $.0001 par value; 25,000,000 shares authorized;
     9,740,949 and 9,234,949 shares issued and
     9,717,615 and 9,211,615 shares outstanding at March 31, 2009
     and December 31, 2008, respectively                                       975               924
Additional paid-in capital                                               5,226,255         4,851,529
Accumulated deficit                                                     (4,199,518)       (3,735,467)
                                                                       ------------------------------
                                                                         1,027,712         1,116,986
   Less: Treasury Stock, at cost, 23,334 shares                            (31,501)          (31,501)
                                                                       ------------------------------
Total Stockholders' Equity                                                 996,211         1,085,485
                                                                       ------------------------------
Total Liabilities and Stockholders' Equity                             $ 1,286,058       $ 1,605,416
                                                                       ==============================


-----------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                        3


                                 ACE MARKETING &
                                PROMOTIONS, INC.

Condensed Statements of Operations                       2009              2008
----------------------------------------------------------------------------------
Three Months Ended March 31,                          UNAUDITED         Unaudited


Revenues, net                                       $   455,032       $ 1,176,183
Cost of Revenues                                        330,868           810,460
                                                    -----------       -----------
  Gross Profit                                          124,164           365,723
                                                    -----------       -----------

Operating Expenses:
  Selling, general and administrative expenses          590,945           667,718
                                                    -----------       -----------
Total Operating Expenses                                590,945           667,718
                                                    -----------       -----------

Loss from Operations                                   (466,781)         (301,995)
                                                    -----------       -----------

Other Income (Expense):
  Interest expense                                          (26)               --
  Interest income                                         2,756             2,453
                                                    -----------       -----------
Total Other Income (Expense)                              2,730             2,453
                                                    -----------       -----------

Net Loss                                            $  (464,051)      $  (299,542)
                                                    ===========       ===========

Net Loss Per Common Share:

  Basic                                             $     (0.05)      $     (0.04)
                                                    ===========       ===========

  Diluted                                           $     (0.05)      $     (0.04)
                                                    ===========       ===========

Weighted Average Common Shares Outstanding:

  Basic                                               9,523,000         8,118,099
                                                    ===========       ===========

  Diluted                                             9,523,000         8,118,099
                                                    ===========       ===========

---------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                    4






                                     ACE MARKETING &
                                     PROMOTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------

Three Months Ended March 31,                                    2009           2008
----------------------------------------------------------------------------------------
                                                             (UNAUDITED)     (unaudited)
----------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                                    $(464,051)      $(299,542)
                                                              --------------------------
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
      Depreciation and amortization                               6,872           2,212
      Stock-based compensation                                  124,777         143,161
      Changes in operating assets and liabilities:
       (Increase) decrease in operating assets:
         Accounts receivable                                    458,704         333,815
         Prepaid expenses and other current assets              (39,903)        (93,378)
       Decrease in operating liabilities:
         Accounts payable and accrued expenses                 (230,084)       (223,665)
         Customer Deposits                                           --         300,000
                                                              --------------------------
  Total adjustments                                             320,366         462,145
                                                              --------------------------
Net Cash (Used in) Provided by Operating Activities            (143,685)        162,603
                                                              --------------------------

Cash Flows from Investing Activities:
      Increase in Note receivable                                    --         (50,000)
                                                              --------------------------
Net Cash Used in Financing Activities                                --         (50,000)
                                                              --------------------------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                     250,000              --
                                                              --------------------------
Net Cash Provided by Financing Activities                       250,000              --
                                                              --------------------------

Net Decrease in Cash and Cash Equivalents                       106,315         112,603
Cash and Cash Equivalents, beginning of period                  509,251         819,021
                                                              --------------------------
Cash and Cash Equivalents, end of period                      $ 615,566       $ 931,624
                                                              ==========================

----------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                           5

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

The Condensed Balance Sheets as of March 31, 2009, the Condensed Statements of Operations for the three months ended March 31, 2009 and 2008 and the Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2008.

The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Pronouncements - On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement references fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction, between market participants in the market in which the reporting entity transacts. The statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement did not have a material effect on our financial position or results of operation.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

In February 2007, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on January 1, 2008. Upon review of the March 31, 2009 period, there was no material impact and the Company did not elect to report at fair value any new financial assets or liabilities entered during the quarter ended March 31, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company evaluated the effect that the adoption of SFAS 141R would have no material effect on its financial statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent's ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual reporting period beginning after December 15, 2008. The Company established that there would be no material effect with the adoption of this statement on its financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Is Asset Not Active" with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157-3 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS No. 157-3 in the second quarter did not have a material effect on the Company's results of operations, financial position or liquidity.


2. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 6,344,000 and 4,739,000 because they are antidilutive as a result of a net loss for the three months ended March 31, 2009 and 2008, respectively.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)



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

Stock options and warrants issued in exchange for non-employee services pursuant to the provisions of FAS 123(R), Emerging Issues Task Force ("EITF") 96-3 and EITF 96-18 are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable

The Company's results for the three month periods ended March 31, 2009 and 2008 include employee share-based compensation expense totaling approximately $125,000 and $143,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2009 and 2008:

                                                           Three Months Ended
                                                                March 31,
                                                            2009         2008
                                                         --------      --------

Employee stock-based compensation - option grants        $ 30,160      $107,005
Employee stock-based compensation - stock grants               --            --
Non-Employee stock-based compensation - option grants      34,410        19,156
Non-Employee stock-based compensation - stock grants        4,200        17,000
Non-Employee stock-based compensation-stock warrants       56,007            --
                                                         --------      --------
Total                                                    $124,777      $143,161
                                                         ========      ========

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

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

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data.

The weighted average assumptions made in calculating the fair values of options granted during the three months ended March 31, 2009 and 2008 are as follows:


                                                           Three Months Ended
                                                               March 31,
                                                         2009            2008
                                                        -------         -------
Expected volatility                                     130.52%         114.92%
Expected dividend yield                                 --              --
Risk-free interest rate                                 1.15%           3.125%
Expected term (in years)                                3.00            5.00


                                                                    Weighted
                                                         Weighted   Average
                                                          Average   Remaining  Aggregate
                                                         Exercise  Contractual Intrinsic
                                           Share          Price       Term      Value
                                           -----          -----       ----      -----

Outstanding, January 1, 2009             3,331,222      $   1.11
Granted                                     50,000      $   1.00
Exercised                                       --            --
Forfeited                                       --            --
                                         ---------
Outstanding, March 31, 2009              3,381,222      $   1.11      5.71   $  13,000
                                         =========

Options exercisable, March 31, 2009      2,341,600      $   1.15      4.46   $  13,000
                                         =========

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 was $0.49 and $0.52 for the three months ended March 31, 2008.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.85 closing price of the Company's common stock on March 31, 2009.

As of March 31, 2009, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $365,000. Unamortized compensation cost as of March 31, 2009 is expected to be recognized over a remaining weighted-average vesting period of 2.96 years.

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

On September 17, 2008, the Company loaned Blue Bite an additional $50,000 pursuant to the terms of a one year convertible promissory note the "Second Note". The Second Note provides for interest at 10% per annum, payable with any outstanding principal on September 17, 2009. The Company has the option to convert the Second Note plus $75,000 worth of shares of restricted Common Stock of the Company into an additional 10% interest in Blue Bite.

5. TRANSACTIONS WITH MAJOR CUSTOMER

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral.

For the three months ended March 31, 2009 and 2008, sales from ten percent or greater customers approximated 0 % and 20.4%, respectively of total sales. During the March 31, 2008 reporting period, we had one principal customer, a retailer, accounting for these results.

6. CONSULTING AGREEMENT

In February 2009, the Company entered into an agreement with a consulting firm to provide investor relations services. The agreement provides for the issuance of 350,000 common stock purchase warrants, with an exercise price of $.80 and expires in February 2014. The warrants have a vesting period of 25% immediately and the remaining ratably on a monthly basis through January 2010.

In addition, the consultant would be entitled to an additional advisory fee, subject to the Company completing a successful capital raise through the sale of its common stock of at least $1,250,000.

7. PRIVATE PLACEMENT

On February 3, 2009, the Company sold 500,000 shares of its common stock at $.50 per share to investors in a private transaction.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)



8. SUBSEQUENT EVENTS


On April 9, 2009, the Company hired a firm as an independent sales organization to promote its proximity marketing units in the sports and entertainment industry. The firm was granted options to purchase 100,000 shares at $.90 per share outside of Ace's compensation plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2008 which includes our audited financial statements for the year ended December 31, 2008 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

         o        Lonestar to support their band

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. We are required to make judgments based on historical experience and future expectations, as to the realizability of our accounts receivable. We make these assessments based on the following factors: (a) historical experience, (b) customer concentrations, (c) customer credit worthiness, (d) current economic conditions, and (e) changes in customer payment terms.

         STOCK BASED COMPENSATION. The Company records compensation expense associated with stock options and other equity-based compensation in accordance with SFAS 123(R). Share-based compensation expense is determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

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

                                                    Three Months Ended March 31
                                                  ------------------------------
                                                       2009             2008
                                                       ----             ----
Revenue                                           $   455,032      $ 1,176,183
Cost of Revenues                                      330,868          810,460
Gross Profit                                          124,164          365,723
Selling, General and Administrative Expenses          590,945          667,718
(Loss) from Operations                               (466,781)        (301,995)


We generated revenues of $455,032 in the first quarter of 2009 compared to $1,176,183 in the same three month period ending March 31, 2008. The decrease in revenues of $721,151 in 2009 compared to 2008 was due to the general state of economy and customers choosing to cancel or delay purchases of promotional products. In this respect, one of our major customers which purchased $240,000 of promotional products in the quarter ended March 31, 2008, elected to hold off on its 2009 order due to the decline in their company sales.

Cost of revenues was $330,868 or 72.7% of revenues in the first quarter of 2009 compared to $810,460 or 68.9% of revenues in the same three months of 2008. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decrease in cost of revenues of $479,592 in 2009 is related to a decrease in sales during the current quarter ending March 31, 2009.

Gross profit was $124,164 in the first quarter of 2009 or 27.3% of net revenues compared to $365,723 in the same three months of 2008 or 31.1% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $590,945 in the first quarter of 2009 compared to $667,718 in the same three months of 2008. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall decrease of $76,773 was primarily due to an $18,384 decrease in stock based compensation and a $91,340 decrease in commissions.

Net loss was $(464,051) in the first quarter of 2009 compared to a net loss of $(299,542) for the same three months in 2008. The first quarter net loss for 2009 includes stock based payments (non-cash) of $124,777 as compared to $143,161 for the comparable period of 2008. Our 2009 net loss increased by approximately $165,000 due to substantial decreases in sales caused by customers choosing to cancel or delay purchases of promotional products primarily as a result of the general state of the economy. No benefit for income taxes is provided for in 2009 and 2008 due to the full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources
-------------------------------

The company had cash and cash equivalents of $615,566 at March 31, 2009. Cash used in operating activities for the three months ended March 31, 2009 was $143,685. This resulted primarily from a net loss of $464,051, offset by stock based compensation of $124,777 a decrease in accounts receivable of $458,704 and an increase in prepaid expenses and other assets of $39,903 and a decrease of accounts payable and accrued expenses of $230,084.

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

Cash provided by financing activities for the three months ended March 31, 2009 was $250,000 as a result of the issuance of common stock.

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

         At December 31, 2008, management identified the following significant deficiencies that when aggregated give rise to a material weakness in the area of financial reporting.

         These deficiencies include, without limitation, a) lack of review or evidence of review in the financial Reporting process; b) information technology limitations; and inability to apply complex accounting principles. Management is presently assessing these deficiencies and as of March 31, 2009, had not completed remediated the identified deficiencies.

Management's Plan of Remediation
--------------------------------

Independent Board of Directors or Audit Committee
-------------------------------------------------

         Due to the current size of the Company it does not intend to add independent board members at this time. This deficiency will be addressed if the Company shows substantial growth moving forward.

Information Technology
----------------------

         Management is in the process of implementing a weekly and monthly checklist of IT required function to assure all necessary activities are completed and documented. As of this time the checklist has not yet been completed.

         Management has limited the access to all financial applications only to include the Companies CEO, President and CFO. All passwords have been changed and will be changed on a quarterly basis to allow only access to the proper employee's.

         Management has it's IT personnel updating the software at least annually and ensuring the updates, patches and licenses are current.

Revenue Recognition and Cost of Revenue

         As of January 2009, management has implemented a change to ensure the company has a centralized system to track orders processed shipped and recorded. Orders can no longer move forward without verification from the billing or tracking department. No testing has yet been completed on the system.

Financial Reporting
-------------------

         Management has completed the complex equity transactions that are required and is in the process of having an outside consultant report on the system.

         Management is also addressing the two accounting systems currently in use and has a plan which will be implemented in the second quarter to move to a single system. The single system will meet the company's needs and any current future growth.

Accounts Payable and Cash Disbursements
---------------------------------------

         As of February 2009, management has implemented a change to address its deficiencies. The Company has granted access rights for the user of the accounts payable module which now results in the payment of open invoices to relieve any double counting. No testing has been completed on the new system.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As of the filing date of this Form 10-Q, we are not a party to any pending legal proceedings.

ITEM 1A.  RISK FACTORS

         As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  CHANGES IN SECURITIES.

         (a) From January 2009 through April 19, 2009, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER
                                                 DISCOUNTS TO MARKET                           IF OPTION, WARRANT OR
                                                 PRICE OR CONVERTIBLE      EXEMPTION FROM      CONVERTIBLE SECURITY,
DATE OF          TITLE OF                        SECURITY, AFFORDED TO     REGISTRATION        TERMS OF EXERCISE OR
SALE             SECURITY        NUMBER SOLD     PURCHASERS                CLAIMED             CONVERSION
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
February 2009    Common         500,000 Shares   $250,000; no              Section 4(2). A     Not applicable.
                 Stock                           commissions paid          restrictive
                                                                           legend appears on
                                                                           each certificate.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
February         Common Stock   350,000          Services rendered; no     Section 4(2). A     Five year Warrants,
2009             Warrants                        commissions paid          restrictive         exercisable at $.80
                                                                           legend appears on   per share
                                                                           each certificate.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
April 2009       Common         100,000          Services rendered;        Section 4(2). A     Five year Options,
                 Stock                           no commissions paid       restrictive         exercisable at $.90
                 Options                                                   legend appears on   per share
                                                                           each certificate.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------

_______________

         (b) Rule 463 of the Securities Act is not applicable to the Company.

         (c) In the three months ended March 31, 2009, there were no repurchases by the Company of its Common Stock. However, in April 2009, a consultant of the Company agreed to cancel 50% of his options to purchase 1,000,000 shares and to proportionately adjust his vesting schedule.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Not applicable.

ITEM 5.  OTHER INFORMATION:

         The Company has outstanding Class A and Class B Common Stock Purchase Warrants to purchase an aggregate of 737,000 shares of Common Stock, exercisable at $2.00 per share. The expiration date of the Class A and Class B Warrants has been extended to the close of business on July 1, 2009.

ITEM 6.  EXHIBITS:

         Except for the exhibits listed below as filed herewith or unless otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).


Exhibit
Number     Description
------     -----------
3.1        Articles of Incorporation filed March 26, 1998 (1)
3.2        Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3        Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4        Amended By-Laws (1)
10.1       Employment Agreement - Michael Trepeta (2)
10.2       Employment Agreement - Dean Julia (2)
10.3       Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4       Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5       Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6       Agreement with Aon Consulting (6)
11.1       Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial
           Statements
14.1       Code of Ethics/Code of Conduct (5)
21.1       Subsidiaries of the Issuer - None in 2008
31.1       Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2       Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1       Chief Executive Officer Section 1350 Certification (3)
32.2       Chief Financial Officer Section 1350 Certification (3)
99.1       2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2       Form of Class A Warrant (2)
99.3       Form of Class B Warrant (2)
99.4       Amendment to 2005 Plan (4)
99.5       Form of Class C Warrant (8)
99.6       Release - 2008 First quarter Results of Operations (3)

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



                                            ACE MARKETING & PROMOTIONS, INC.


Date: May 15, 2009                          By: /s/ Dean L. Julia
                                            ------------------------------------
                                            Dean L. Julia,
                                            Chief Executive Officer


Date: May 15, 2009                          By: /s/ Sean McDonnell
                                            ------------------------------------
                                            Sean McDonnell,
                                            Chief Financial Officer