Form 10-Q
period 2009-06-30
ACE MARKETING & PROMOTIONS INC
filed 2009-08-13
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

                                 Yes [ ] No [X]

As of August 12, 2009, the registrant had a total of 9,717,615 shares of Common Stock outstanding,

                        ACE MARKETING & PROMOTIONS, INC.

                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheets as of June 30, 2009 (unaudited)
               and December 31, 2008                                         3

             Condensed Statements of Operations for the Three Months
               and six months Ended June 30, 2009 and 2008 (unaudited)       4

             Condensed Statements of Cash Flows for the Six  Months
               Ended June 30, 2009 and June 30, 2008 (unaudited)             5

             Notes to Condensed Financial Statements                         6


   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       13

   Item 3. Controls and Procedures                                           18

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                               20

   Item 2.   Changes in Securities                                           20

   Item 3.   Defaults Upon Senior Securities                                 21

   Item 4.   Submissions of Matters to a Vote of Security Holders            21

   Item 5.   Other Information                                               21

   Item 6.   Exhibits and Reports on Form 8-K                                21

SIGNATURES                                                                   23


                                                                               ACE MARKETING &
                                                                              PROMOTIONS, INC.


CONDENSED BALANCE SHEETS                                              JUNE 30,   December 31,
                                                                        2009         2008
==============================================================================================
                                                                     UNAUDITED      Audited
ASSETS

Current Assets:
 Cash and cash equivalents                                         $   368,081    $   509,251
 Accounts receivable, net of allowance for doubtful accounts of
  $20,000 at June 30, 2009 and December 31, 2008                       606,021        809,685
  Note receivable                                                           --        100,000
 Prepaid expenses and other current assets                             112,965         63,401
                                                                    --------------------------
Total Current Assets                                                 1,087,067      1,482,337

Property and Equipment, net                                            101,591        115,334

Other Assets                                                             7,745          7,745
                                                                    --------------------------
Total Assets                                                       $ 1,196,403    $ 1,605,416
                                                                   ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                  $   181,561    $   338,165
 Accrued expenses                                                      229,232        181,766
                                                                    --------------------------
Total Current Liabilities                                              410,793        519,931
                                                                    --------------------------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.0001 par value; 5,000,000 shares authorized;
  none issued                                                               --             --
 Common stock, $.0001 par value; 25,000,000 shares authorized;
  9,740,949 and 9,234,949 shares issued and
  9,717,615 and 9,211,615 shares outstanding at June 30, 2009
  and December 31, 2008, respectively                                      975            924
Additional paid-in capital                                           5,172,365      4,851,529
Accumulated deficit                                                 (4,356,229)    (3,735,467)
                                                                    --------------------------
                                                                       817,111      1,116,986
 Less: Treasury Stock, at cost, 23,334 shares                          (31,501)       (31,501)
                                                                    --------------------------
Total Stockholders' Equity                                             785,610      1,085,485
                                                                    --------------------------
Total Liabilities and Stockholders' Equity                         $ 1,196,403    $ 1,605,416
                                                                   ===========================

----------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                 3




                                                                                          ACE MARKETING &
                                                                                         PROMOTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS                                                            (unaudited)
=========================================================================================================
                                                     Three Months Ended             Six Months Ended
                                                           June 30,                     June 30,
                                                     2009           2008           2009           2008
                                                     ----           ----           ----           ----

Revenues, net                                    $   841,247    $ 2,049,867    $ 1,296,279    $ 3,226,050
Cost of Revenues                                     500,349      1,578,235        831,217      2,388,695
                                                 ---------------------------------------------------------
  Gross Profit                                       340,898        471,632        465,062        837,355
                                                 ---------------------------------------------------------

Operating Expenses:
  Selling, general and administrative expenses       499,189        666,312      1,090,135      1,334,030
                                                 ---------------------------------------------------------
Total Operating Expenses                             499,189        666,312      1,090,135      1,334,030
                                                 ---------------------------------------------------------

Loss from Operations                                (158,291)      (194,680)      (625,073)      (496,675)
                                                 ---------------------------------------------------------

Other Income (Expense):
  Interest expense                                      (223)            --           (249)            --
  Interest income                                      1,803          1,524          4,560          3,977
                                                 ---------------------------------------------------------
Total Other Income (Expense)                           1,580          1,524          4,311          3,977
                                                 ---------------------------------------------------------

Net Loss                                         $  (156,711)   $  (193,156)   $  (620,762)   $  (492,698)
                                                 =========================================================

Net Loss Per Common Share:

  Basic                                          $     (0.02)   $     (0.02)   $     (0.06)   $     (0.06)
                                                 =========================================================

  Diluted                                        $     (0.02)   $     (0.02)   $     (0.06)   $     (0.06)
                                                 =========================================================

Weighted Average Common Shares Outstanding:

  Basic                                            9,717,615      8,165,571      9,622,565      8,163,914
                                                 =========================================================

  Diluted                                          9,717,615      8,165,571      9,622,565      8,163,914
                                                 =========================================================


----------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                             4



                                                                    ACE MARKETING &
                                                                   PROMOTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended June 30,                                   2009           2008
===================================================================================
                                                         (UNAUDITED)    (unaudited)
-----------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net loss                                                $(620,762)      $(492,698)
                                                         --------------------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                           13,743           4,424
    Stock-based compensation                                70,887         271,844
    Changes in operating assets and liabilities:
      (Increase) decrease in operating assets:
      Accounts receivable                                  203,664         104,600
      Prepaid expenses and other current assets            (49,564)         (9,156)
    Decrease in operating liabilities:
      Accounts payable and accrued expenses               (109,138)        (68,730)
                                                         --------------------------
  Total adjustments                                        129,592         302,982
                                                         --------------------------
Net Cash Used in Operating Activities                     (491,170)       (189,716)
                                                         --------------------------

Cash Flows from Investing Activities:
  Collection (Disbursement)  in Note receivable            100,000         (50,000)
                                                         --------------------------
Net Cash (Used in) Provided by Financing Activities        100,000         (50,000)
                                                         --------------------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                   250,000              --
                                                         --------------------------
Net Cash Provided by Financing Activities                  250,000              --
                                                         --------------------------

Net Decrease in Cash and Cash Equivalents                 (141,170)       (239,716)
Cash and Cash Equivalents, beginning of period             509,251         819,021
                                                         --------------------------
Cash and Cash Equivalents, end of period                 $ 368,081       $ 579,305
                                                         ==========================


-----------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                      5

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)


The Condensed Balance Sheets as of June 30, 2009 and December 31, 2008 the Condensed Statements of Operations for the three months and six months ended June 30, 2009 and 2008 and the Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2009, results of operations for the three months and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2008.

The results of operations for the three months and six months ended June 30, 2009 and the cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)


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

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 165, Subsequent Events ("Statement No. 165"), which requires an entity after the balance sheet date to evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements . Statement No. 165 determines the circumstances under which the entity shall recognize these events or transactions in its financial statements and provides the disclosures that an entity shall make about them including disclosing the date through which the entity evaluated these events or transactions, as well as whether that date is the date the entity's financial statements were issued or the date the financial statements were available to be issued. Statement No. 165 became effective for the Company as of June 30, 2009. The company established that there would be no material effect with the adoption of this statement on its financial statements.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)



2. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 6,484,000 and 5,124,000 because they are antidilutive as a result of a net loss for the three and six months ended June 30, 2009 and 2008, respectively.

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

Stock options and warrants issued in exchange for non-employee services pursuant to the provisions of FAS 123(R), Emerging Issues Task Force ("EITF") 96-3 and EITF 96-18 are accounted for at the fair value of the consideration or services received or the fair value of the equity instruments issued, whichever is more reliably measurable

The Company's results for the three and six month periods ended June 30, 2009 and 2008 include employee share-based compensation expense totaling approximately $(54,000) and $71,000 and $129,000 and 272,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)


The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2009 and 2008:

                                                                Six Months Ended             Three Months Ended
                                                                    June 30,                      June 30,
                                                              2009            2008          2009             2008
                                                           ---------       ---------      ---------       ---------
Employee stock-based compensation - option grants          $(129,540)      $ 133,198      $(159,395)             --
Employee stock-based compensation - stock grants                  --          17,000             --              --
Non-Employee stock-based compensation - option grants        104,220          31,158         69,504          38,195
Non-Employee stock-based compensation - stock grants           4,200          60,000             --          60,000
Non-Employee stock-based compensation-stock warrant           92,007          30,488         36,001          30,488
                                                           ---------       ---------      ---------       ---------
Total                                                      $  70,887       $ 271,844      $ (53,890)      $ 128,683
                                                           =========       =========      =========       =========


                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)

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

The weighted average assumptions made in calculating the fair values of options granted during the three and six months ended June 30, 2009 and 2008 are as follows:

                                    Six Months Ended          Three Months Ended
                                         June 30,                  June 30,
                                   2009          2008        2009           2008
                                   ----          ----        ----           ----

Expected volatility              135.23%       115.00%      135.57%          --
Expected dividend yield              --            --           --           --
Risk-free interest rate            1.27          3.125%       1.28%          --
Expected term (in years)           4.87          5.00         5.00           --

                                                                                Weighted
                                                                   Weighted      Average
                                                                    Average     Remaining   Aggregate
                                                                    Exercise   Contractual  Intrinsic
                                                        Share        Price         Term       Value
                                                        -----        -----         ----       -----

Outstanding, January 1, 2009                         3,331,222      $ 1.11
Granted                                                750,000      $ 1.00
Exercised                                                    -           -
Cancelled                                             (560,000)       1.03
                                                     ------------
Outstanding, June 30, 2009                           3,521,222      $  .90          4.36        -
                                                     ============

Options exercisable, June 30, 2009                   2,806,500      $ 1.14          4.30        -
                                                     ============


                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30 , 2009 AND 2008
                                   (UNAUDITED)


The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 was $0.62and $0.53 for the six months ended June 30, 2008.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.75 closing price of the Company's common stock on June 30, 2009.

As of June 30, 2009, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $561,000. Unamortized compensation cost as of June 30, 2009 is expected to be recognized over a remaining weighted-average vesting period of 5 years

4. NOTE RECEIVABLE

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

On May 26, 2009, Ace Marketing received repayment of $100,000 loan from Blue Bite together with interest.

5. TRANSACTIONS WITH MAJOR CUSTOMER

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral.

For the six months ended June 30, 2009 and 2008, sales from ten percent or greater customers approximated 25.9 % and 21.7%, respectively of total sales. During the June 30, 2009 reporting period, we had one principal customer accounted for these results. During the June 30, 2008 reporting period we had a different customer, a retailer who accounted for these results.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)


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

In April of 2009, the Company entered into an agreement with a consultant (former employee) to assist Ace in forming a proximity marketing business to offer to Ace Marketing customers. The original agreement with this person was executed in January 2008 and it provided for the grant of non-statutory stock options to purchase 1,000,000 shares under our 2005 Employee Benefit and Consulting Services Compensation Plan. The amended agreement provides for a reduction in the number of options pursuant to the agreement from 1,000,000 options to 500,000 options with the exercise price of $1.00 per share and expiring on March 31,2012. The options currently have a vesting period of 25% each on May 1, 2009, May 1, 2010, May 1, 2011 and March 1, 2012.

In April of 2009, the Company entered into an agreement with a consultant to assist in developing a proximity marketing business. The consultant is to market and promote Ace's proximity marketing units as a premier mobile technology to all industries, as needed. The agreement provides for the issuance of 600,000 options with an exercise price of $0.90 per share and expires on April 9, 2014. The options have a vesting period of five years. These options shall vest in six equal parts, each part representing 100,000 options semi-annually over three years.

7. PRIVATE PLACEMENT

On February 3, 2009, the Company sold 500,000 shares of its common stock at $.50 per share to investors in a private transaction.

8. OPTIONS OUTSIDE COMPENSATION PLAN

On April 9, 2009, the Company hired a firm as an independent sales organization to promote its proximity marketing units in the sports and entertainment industry. The firm was granted options to purchase 100,000 shares at $.90 per share outside of Ace's compensation plan.

9. SUBSEQUENT EVENT

The Company has a Plan of Financing to raise up to $2,100,000 from the sale of its Common Stock and Warrants, which commenced on July 14, 2009 and it is in the process of attempting to complete same. As of August 12, 2009, the Company has not received any proceeds and it is not yet obligated to issue any shares of Common Stock with three year Class D Warrants to purchase shares of Common Stock, exercisable at a $1.00 per share.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q for appropriate accounting and disclosures.

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

         o        Macy's Thanksgiving Day Parade ;

         o        SantaLand at Macy's;

         o        Madison Square Garden;

         o        IMAX theater

         o        Lonestar to support their band


         Blue Bite, LLC is also an authorized distributor, provider and reseller of the proximity transmitting boxes. We have an agreement pursuant to which Ace loaned Blue Bite $100,000 pursuant to two Notes (due June 1, 2009 and September 17, 2009) convertible at Ace's option into a 20% ownership interest of Blue Bite. At the time of conversion, Ace would also have to deliver to Blue Bite up to $150,000 in fair market value of its restricted Common Stock as additional consideration. In May 2009, Blue Bite repaid Ace its loans, together with accrued interest thereon.

         On May 26, 2009, Ace opted not to convert the loans and accepted full payment of principal and interest to close out the agreement and loan with Blue Bite.


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

                                                  ------------------------------
                                                    Three Months Ended June 30
                                                  ------------------------------
                                                      2009             2008
                                                      ----             ----
Revenue                                           $   841,247       $ 2,049,867

Cost of Revenues                                      500,349         1,578,235

Gross Profit                                          340,898           471,632

Selling, General and Administrative Expenses          499,189           663,312

(Loss) from Operations                               (158,291)         (194,680)


We generated revenues of $841,247 in the second quarter of 2009 compared to $2,049,867 in the same three month period ending June 30, 2008. The decrease in revenues of $1,208,620 in 2009 compared to 2008 was due to the general state of economy and customers choosing to cancel or delay purchases of promotional products and the non-occurrence of a major one-time order of $685,000, which accounted for 33.5% of sales in 2008.

Cost of revenues was $500,349 or 59% of revenues in the second quarter of 2009 compared to 1,578,235 or 77% of revenues in the same three months of 2008. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decrease in cost of revenues of $1,077,886 in 2009 is related to a decrease in sales during the current quarter ending June 30, 2009.

Gross profit was $340,898 in the second quarter of 2009 or 41% of net revenues compared to $471,632 in the same three months of 2008 or 23% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $499,189 in the second quarter of 2009 compared to $663,312 in the same three months of 2008. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall decrease of $164,123 was primarily due to an $182,573 decrease in stock based compensation.


Net loss from operations was $(158,291) in the second quarter of 2009 compared to a net loss of $(194,680) for the same three months in 2008. The second quarter net loss for 2009 includes stock based payments (non-cash) of $(53,890) as compared to $128,683 for the comparable period of 2008. Net loss for the three months ended June 30, 2009 decreased by approximately
$36,000 over the comparable period of the prior year despite a substantial decrease in revenue and gross profit primarily due to a $182,573 decrease in stock based payments (non-cash. No benefit for income taxes is provided for in 2009 and 2008 due to the full valuation allowance on the net deferred tax assets.

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

                                                          Six months Ended June 30
                                                       2009                     2008
                                                    -----------             ------------
Revenue                                             $1,296,279              $ 3,226,050
Cost of Revenues                                       831,217   64.1%        2,388,695    74%
                                                    ----------              ------------
Gross Profit                                           465,062   35.9%          837,355    26%
Selling, general & Administrative expenses           1,090,135   84.1%        1,334,030  41.4%
                                                    ----------              ------------
(Loss) from operations                                (625,073)  48.2%         (496,675) 15.4%
                                                    ==========              ============

We generated revenues of $1,296,279 in the first six months of 2009 compared to $3,226,050 in the same six month period ending June 30, 2008. The decrease in revenues of $1,929,771 in 2009 as compared to 2008 is due to the general state of the economy and customers choosing to cancel or delay purchases of promotional products and the non-occurrence of a major order with a New York State Troopers which was responsible for 21.7% of revenues for the six months ended June 30, 2008.

Cost of revenues was $831,217 or 64% of revenues in the first six months of 2009 compared to $2,388,695 or 74% of revenues in the same six months of 2008. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decreases in cost of revenues of $1,557,478 in 2009 are due to reduced revenues for the reasons set forth the in preceding paragraph.

Gross profit was $465,062 in the first six months of 2009 or 36% of net revenues compared to $837,355 in the same six months of 2008 or 26% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold.

Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The six month gross profit for 2008 was negatively impacted by reduced gross profit achieved in connection with the large order placed by members of a police organization.

Selling, general, and administrative expenses were $1,090,135 in the first six months of 2009 compared to $1,334,030 in the same six months of 2008. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall decrease of $243,895 was primarily due to a $200,957 decrease in stock based compensation.

Net loss from operations was $(625,073) in the first six months of 2009 compared to a net loss of $(496,675) for the same six months in 2008. The net loss increased by approximately $128,000 due to a decrease in gross profit of approximately $372,000 partially offset by a decrease in operating expenses of $343,900. The first six months net loss for 2009 includes stock based payments (non-cash) of $70,887 as compared to $271,844 for the comparable period of 2008. No benefit for income taxes is provided for in 2009 and 2008 due to the full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources
-------------------------------

2009 Cash Flow Discussion

The company had cash and cash equivalents of $368,081 at June 30, 2009. Cash used in operating activities for the six months ended June 30, 2009 was $(491,170). This resulted primarily from a net loss of $(620,762), offset by stock based compensation of $70,887 a decrease in accounts receivable of $203,664 and an increase in prepaid expenses and other assets of $49,564 and a decrease of accounts payable and accrued expenses of $109,138.

The company had cash and cash equivalents of $579,305 at June 30, 2008. Cash used by operating activities for the six months ended June 30, 2008 was $(189,716). This resulted primarily from a net loss of $(492,698), offset by stock based compensation of $271,844 a decrease in accounts receivable of $104,600, an increase in prepaid expenses and other assets of $9,156 and a decrease of accounts payable and accrued expenses of $68,730.

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

         These deficiencies include, without limitation, a) lack of review or evidence of review in the financial Reporting process; b) information technology limitations; and inability to apply complex accounting principles. Management is presently assessing these deficiencies and as of June 30, 2009, had not completed remediated the identified deficiencies.


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

         Management has its IT personnel updating the software at least annually and ensuring the updates, patches and licenses are current.

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


ITEM 2.  CHANGES IN SECURITIES.

      (a) From January 2009 through June 30, 2009, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

---------------------------------------------------------------------------------------------------------------------
                                                 CONSIDERATION RECEIVED
                                                 AND DESCRIPTION OF
                                                 UNDERWRITING OR OTHER
                                                 DISCOUNTS TO MARKET                           IF OPTION, WARRANT OR
                                                 PRICE OR CONVERTIBLE      EXEMPTION FROM      CONVERTIBLE SECURITY,
                 TITLE OF                        SECURITY, AFFORDED TO     REGISTRATION        TERMS OF EXERCISE OR
  DATE OF SALE   SECURITY          NUMBER SOLD   PURCHASERS                CLAIMED             CONVERSION
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------

---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
February 2009    Common         500,000 Shares   $250,000; no              Section 4(2). A     Not applicable.
                 Stock                           commissions paid          restrictive
                                                                           legend appears on
                                                                           each certificate.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
February         Common Stock   350,000          Services rendered; no     Section 4(2). A     Five year Warrants,
2009             Warrants                        commissions paid          restrictive         exercisable at $.80
                                                                           legend appears on   per share
                                                                           each certificate.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
April 2009       Common         100,000          Services rendered;        Section 4(2). A     Five year Options,
                 Stock                           no commissions paid       restrictive         exercisable at $.90
                 Options                                                   legend appears on   per share
                                                                           each certificate.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------
April 2009       Common         500,000 (1)      Services rendered;        Section 4(2). A     Three year Options
                 Stock                           no commissions paid       restrictive         exercisable at $1.00
                 Options                                                   legend appears on   per share
                                                                           each certificate.
---------------- -------------- ---------------- ------------------------- ------------------- -----------------------

(1) See item 2(c) below as these options may be deemed the grant of new securities under the Securities Act.

         (b) Rule 463 of the Securities Act is not applicable to the Company.

         (c) In the six months ended June 30, 2009, there were no repurchases by the Company of its Common Stock. However, in April 2009, a consultant of the Company agreed to reduce his options to purchase 1,000,000 shares to options to purchase 500,000 shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Not applicable.


ITEM 5.  OTHER INFORMATION:

         The Company has outstanding Class A and Class B Common Stock Purchase Warrants to purchase an aggregate of 837,000 shares of Common Stock, exercisable at $2.00 per share. The Company also has outstanding Class C Common Stock Purchase Warrants to purchase an aggregate of 475,788 shares at an exercise price of $1.75 per share. The expiration date of the Class A, Class B and Class C Warrants has been extended to the close of business on September 30, 2009 (the "Expiration Date"). No further extensions will be granted as the Warrants will expire on the Expiration Date.


ITEM 6.  EXHIBITS:

         Except for the exhibits listed below as filed herewith or unless otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).

Exhibit
Number     Description
------     -----------
3.1        Articles of Incorporation filed March 26, 1998 (1)
3.2        Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3 Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4 Amendment to Certificate of Incorporation filed September 11, 2008 to designate rights and preferences of a series of Preferred Stock.
3.5        Amended By-Laws (1)
10.1       Employment Agreement - Michael Trepeta (2)
10.2       Employment Agreement - Dean Julia (2)
10.3       Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4       Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5       Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6       Agreement with Aon Consulting (6)
11.1 Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1       Code of Ethics/Code of Conduct (5)
21.1       Subsidiaries of the Issuer - None in 2008
31.1       Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2       Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1       Chief Executive Officer Section 1350 Certification (3)
32.2       Chief Financial Officer Section 1350 Certification (3)
99.1       2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2       Form of Class A Warrant (2)
99.3       Form of Class B Warrant (2)
99.4       Amendment to 2005 Plan (4)
99.5       Form of Class C Warrant (8)
99.6       Release - 2009 Second Quarter Results of Operations (3)

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



                                               ACE MARKETING & PROMOTIONS, INC.


Date: August 13, 2009                          By: /s/ Dean L. Julia
                                               -----------------------------
                                               Dean L. Julia,
                                               Chief Executive Officer


Date: August 13, 2009                          By: /s/ Sean McDonnell
                                               -----------------------------
                                               Sean McDonnell,
                                               Chief Financial Officer