Form 10-Q
period 2009-09-30
ACE MARKETING & PROMOTIONS INC
filed 2009-11-16
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

                                 Yes [ ] No [X]

As of October 31, 2009, the registrant had a total of 10,846,593 shares of Common Stock outstanding,

                        ACE MARKETING & PROMOTIONS, INC.

                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheets as of September 30, 2009 (unaudited)
              and December 31, 2008 (audited)                                  3

             Condensed Statements of Operations for the Three Months and
               Nine months Ended September 30, 2009 and 2008 (unaudited)       4

             Condensed Statements of Cash Flows for the Nine Months
               Ended September 30, 2009 and September 30, 2008 (unaudited      5

             Notes to Condensed Financial Statements                           6


   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        15

   Item 3. Controls and Procedures                                            20

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                                22

   Item 2.   Changes in Securities                                            22

   Item 3.   Defaults Upon Senior Securities                                  23

   Item 4.   Submissions of Matters to a Vote of Security Holders             23

   Item 5.   Other Information                                                24

   Item 6.   Exhibits and Reports on Form 8-K                                 24

SIGNATURES                                                                    25



                                                                                       ACE MARKETING &
                                                                                      PROMOTIONS, INC.

CONDENSED BALANCE SHEETS                                                SEPTEMBER 30,     December 31,
                                                                            2009              2008
------------------------------------------------------------------------------------------------------
                                                                         UNAUDITED           Audited
ASSETS

Current Assets:
  Cash and cash equivalents                                             $   700,040       $   509,251
  Accounts receivable, net of allowance for doubtful accounts of
    $20,000 at September 30, 2009 and December 31, 2008                     359,785           809,685
    Note receivable                                                              --           100,000
  Prepaid expenses and other current assets                                 109,313            63,401
                                                                        ------------------------------
Total Current Assets                                                      1,169,138         1,482,337

Property and Equipment, net                                                 140,044           115,334

Other Assets                                                                  7,745             7,745
                                                                        ------------------------------
Total Assets                                                            $ 1,316,927       $ 1,605,416
                                                                        ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                     $   317,531       $   338,165
   Accrued expenses                                                         171,486           181,766
                                                                        ------------------------------
Total Current Liabilities                                                   489,017           519,931
                                                                        ------------------------------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.0001 par value; 5,000,000 shares authorized;
     none issued                                                                 --                --
   Common stock, $.0001 par value; 25,000,000 shares authorized;
     10,823,449 and 9,234,949 shares issued and
     10,800,115 and 9,211,615 outstanding at September 30, 2009
     and December 31, 2008, respectively                                      1,084               924
Additional paid-in capital                                                5,699,306         4,851,529
Accumulated deficit                                                      (4,840,979)       (3,735,467)
                                                                        ------------------------------
                                                                            859,411         1,116,986
   Less: Treasury Stock, at cost, 23,334 shares                             (31,501)          (31,501)
                                                                        ------------------------------
Total Stockholders' Equity                                                  827,910         1,085,485
                                                                        ------------------------------
Total Liabilities and Stockholders' Equity                              $ 1,316,927       $ 1,605,416
                                                                        ==============================


------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED  FINANCIAL STATEMENTS.                                                        3


                                                                                                      ACE MARKETING &
                                                                                                     PROMOTIONS, INC.
Condensed Statements of Operations
---------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                              2009          2008             2009            2008

Revenues, net                                             $ 938,824     $ 1,480,577      $ 2,235,103     $ 4,706,627
Cost of Revenues                                            770,028       1,056,082        1,601,245       3,444,777
                                                        -------------------------------------------------------------
  Gross Profit                                              168,796         424,495          633,858       1,261,850
                                                        -------------------------------------------------------------

Operating Expenses:
  Selling, general and administrative expenses              653,625         763,795        1,743,758       2,097,674
                                                        -------------------------------------------------------------
Total Operating Expenses                                    653,625         763,795        1,743,758       2,097,674
                                                        -------------------------------------------------------------

Loss from Operations                                       (484,829)       (339,300)      (1,109,900)       (835,824)
                                                        -------------------------------------------------------------

Other Income (Expense):
  Interest expense                                             (129)           (655)            (379)           (806)
  Interest income                                               208           1,807            4,767           5,784
                                                        -------------------------------------------------------------
Total Other Income (Expense)                                     79           1,152            4,388           4,978
                                                        -------------------------------------------------------------

Net Loss                                                 $ (484,750)     $ (338,148)     $(1,105,512)     $ (830,846)

Less Preferred Stock Dividend                                     -          96,500                           96,500

                                                        -------------------------------------------------------------
Net Loss Allocable to Common shareholders                $ (484,750)     $ (434,648)     $(1,105,512)     $ (927,346)
                                                        =============================================================

Net Loss Per Common Share:

  Basic                                                  $    (0.05)     $     0.05      $     (0.11)     $    (0.11)
                                                        =============================================================

  Diluted                                                $    (0.05)     $    (0.05)     $     (0.11)     $    (0.11)
                                                        =============================================================

Weighted Average Common Shares Outstanding:

  Basic                                                  10,207,207       8,321,615        9,755,652       8,202,567
                                                        =============================================================

  Diluted                                                10,207,207       8,321,615        9,755,652       8,202,567
                                                        =============================================================


---------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                                        4


                                                                              ACE MARKETING &
                                                                             PROMOTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30,                                      2009            2008
----------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)      (unaudited)
----------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Net loss                                                       $(1,105,512)      $  (830,846)
                                                                ------------------------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                                     21,494            10,656
   Stock-based compensation                                         205,210           455,141
   Changes in operating assets and liabilities:
    (Increase) decrease in operating assets:
      Accounts receivable                                           449,900           (77,802)
      Prepaid expenses and other current assets                     (45,912)          (14,486)
    Decrease in operating liabilities:
      Accounts payable and accrued expenses                         (30,914)         (133,768)
                                                                ------------------------------
  Total adjustments                                                 599,778           239,741
                                                                ------------------------------
Net Cash Used in Operating Activities                              (505,734)         (591,105)
                                                                ------------------------------

Cash Flows from Investing Activities:
     Increase (Decrease) in Note Receivable                         100,000          (100,000)
     Acquisition of Property and Equipment                          (46,204)          (99,134)
                                                                ------------------------------
Net Cash Provided by (Used in) Investing Activities                  53,796          (199,134)
                                                                ------------------------------

Cash Flows from Financing Activities:
     Proceeds from issuance of preferred stock                                        445,000
     Proceeds from issuance of common stock                         642,727                --
                                                                ------------------------------
Net Cash Provided by Financing Activities                           642,727           445,000
                                                                ------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                190,789          (345,239)
Cash and Cash Equivalents, beginning of period                      509,251           819,021
                                                                ------------------------------
Cash and Cash Equivalents, end of period                        $   700,040       $   473,782
                                                                ==============================

Supplenental Disclosure of noncash transaction:
  Issuance Common Stock to FINRA Member                         $        37                --
  Beneficial conversion feature - preferred stock dividend               --       $    96,500
                                                                ------------------------------
                                                                $        37       $    96,500
                                                                ==============================

----------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                                 5

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION:

The accompanying condensed financial statements and footnotes thereto are unaudited. In the opinion of the management of Ace Marketing & Promotions, Inc. ("the Company"), these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the Company's results of operations, financial position and cash flows.

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America ( GAAP) requires management to make estimates and assumptions that effect the amounts of assets, liabilities, revenue, costs and expenses. Actual results could differ from these estimates.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the company's 2008 Annual Report.

In the opinion of management, these unaudited Condensed Financial Statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

         NATURE OF OPERATIONS - Ace Marketing & Promotions, Inc. (the "Company") is a Promotional Marketing Company, that concentrate on three main business verticals; Branding, Interactive Solutions, and Mobile Marketing. Each vertical contains several solutions.

         Within the Branding vertical we have the ability to create a brand, and also provide all the branded merchandise or promotional products that go along with the branding process. This has been the core of the Ace business model since its inception. Our current focus within this vertical is to find new and innovative ways to leverage new technology platforms and our growing list of clients to drive growth beyond traditional channels.

          Our Interactive vertical deals with any online marketing & branding initiatives. Utilizing the Ace CMS (Content Management System) Platform, we create custom websites that allow us to give total control of the site content back to our clients after they are created. Through the Ace CMS platform, the client has the ability to change all the content on the site without the need for a programmer and the high hourly fees that go along with them. If they have the ability to attach a file to an email, they have the ability to control content (text, audio, video pictures and backgrounds) on our sites. With this power, their websites become dynamic and powerful marketing vehicles instead of just an online static ad. For relevant clients, we also add an E-Commerce component to their websites. As an internal purchasing tool, this allows the client to control the products that are purchased internally by requiring all buyers to use the online company store. As an online sales tool, it provides a professional and economical way to sell products online to their customers or fans. As additional service offerings, we house these sites on Ace Marketing servers, and offer clients email marketing services and solutions. We either pass along the ability to generate email marketing campaigns to our client by providing them with a certain amount of emails per month and a Newsletter template, or we can create and manage the email marketing programs for them.

         Under the Mobile vertical, we provide Proximity Marketing and SMS Text platforms & services. Several years ago the term "Mobile Marketing" was really just a buzz word, last year mobile marketing became more of a reality, and now many companies are eagerly adding "mobile" to their advertising and marketing mix. Our clients and potential clients are coming to the conclusion that if they are not marketing to their customers or fans on their cell phones, then they are behind the times. To address this exciting market opportunity, Ace has quickly become involved in Proximity Marketing. Utilizing Proximity Marketing devices purchased by us, we are setting up Bluetooth and Wi-Fi Proximity Marketing networks that allow us to deliver content directly to consumers' cell phones for free. There is no network charge by a cell phone carrier as we intend to set up our own devices throughout sports and entertainment venues, retail locations, and any other relevant locations, effectively creating our own local network. The Proximity Marketing devices appear set to become the next component of advertising and marketing expenditures as mobile marketing gains more and more

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)

momentum. This allows us to target and deliver rich media content at targeted locations at targeted times where it is most relevant. The technology allows us to control all locations and campaigns remotely whether they are down the block or across the country. With precise statistical reporting as to how many consumers downloaded the campaign, advertisers now have an exciting new and measurable medium to communicate with fans and consumers. It is our vision to build this network at various locations across the United States and have plans for our first permanent installations this calendar year. Our SMS Text platforms provide another effective tool for our clients to interact with their customers through their mobile devices. This technology can be used to complement Proximity Marketing or as a stand-alone marketing channel.

         Management believes that the services, products and technology platforms that we have assembled provide our clients with an exceptional mix of solutions for reaching Ace's customers in ways that were previously impossible. We give clients the ability to choose a solution "A La Carte", where we will simply create their branded merchandise, or just create their website, and there are other times where a client will have us provide the entire suite of solutions. We now have the ability to create the brand identity as well as the merchandise to go along with it. Our platforms allow us to create the website and the ecommerce platform to sell it on, communicate with the customer or fan base via email marketing, and also create and manage a client's mobile marketing initiatives using text messaging and proximity marketing. Additionally, we provide warehousing, fulfillment, and shipping directly from Ace for online programs. Providing the entire suite of solutions for a single client allows that client to exclusively use Ace where in the past they may have had to look to several different companies. Through the suite of solutions Ace can now deliver, we have transformed from a supplier into a partner, and our sales representatives are now seen as business solution consultants.

NOTE 2:  ACCOUNTING PRONOUNCEMENTS:

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants ( AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.

The company adopted the Codification for the quarter ending September 30, 2009. There was no impact the condensed financial results as this change is disclosure-only in nature.

In May 2009, the Financial Accounting Standards Board ("FASB") issued ASC 855-10 formerly Statement of Financial Accounting Standard ("SFAS") No. 165, Subsequent Events ("Statement No. 165"), which requires an entity after the balance sheet date to evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements. ASC 855-10 determines the circumstances under which the entity shall recognize these events or transactions in its financial statements and provides the disclosures that an entity shall make about them including disclosing the date through which the entity evaluated these events or transactions, as well as whether that date is the date the entity's financial statements were issued or the date the financial statements were available to be issued. ASC 855-10 became effective for the Company as of June 30, 2009. The company established that there would be no material effect with the adoption of this statement on its financial statements.

In April 2009, the FASB issued ASC 820-10-65-4 ( formally FSP SFAS 157-4) "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" which provides additional guidance for estimating fair value in accordance with ASC 820 (formerly SFAS No. 157) "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted this pronouncement on April 1, 2009. The adoption did not have a material effect on the Company's financial position or results of operations.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)

NOTE 3:  SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition - Revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. The Company applies the revenue recognition principles which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists,
(ii) delivery has been completed, (iii) the customer accepts and verifies receipt, (iv) collectability is reasonably assured. The Company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred.

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

NOTE 4: LOSS PER SHARE

ASC 260 "Earnings (Loss) Per Share", previously SFAS No. 128, requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the basis EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 6,855,000 and 6,264,000 because they are antidilutive as a result of a net loss for the three and nine months ended September 30, 2009 and 2008, respectively.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


NOTE 5: STOCK COMPENSATION

The Company's Plan is accounted for in accordance with the recognition and measurement provisions of ASC 718 Stock Compensation, previously revised Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

The Company's results for the three and nine month periods ended September 30, 2009 and 2008 include employee share-based compensation expense totaling approximately $134,000 and $205,000 and $183,000 and $455,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008:

------------------------------------------------------------------------------------------------------------------
                                                                Nine Months Ended            Three Months Ended
                                                                  September 30,                 September 30,
                                                               2009           2008           2009          2008
------------------------------------------------------------------------------------------------------------------
Employee stock-based compensation - option grants          $(129,540)      $ 167,034             --         33,836
Employee stock-based compensation - stock grants                  --          17,000             --             --
Non-Employee stock-based compensation - option grants        172,542          41,442         68,322         10,284
Non-Employee stock-based compensation - stock grants          34,200          60,000         30,000             --
Non-Employee stock-based compensation-stock warrant          128,008         169,665         36,001        139,177
                                                           ---------       ---------      ---------      ---------
Total                                                      $ 205,210       $ 455,141      $ 134,323      $ 183,297
                                                           =========       =========      =========      =========

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)

NOTE 6: STOCK OPTION PLAN

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

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 "Stock Compensation", previously Revised SFAS No. 123 "Share-Based Payment" ( "SFAS 123
(R)"). The fair values of these restricted stock awards are equal to the market value of the Company's stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data.

The weighted average assumptions made in calculating the fair values of options granted during the three and nine months ended September 30, 2009 and 2008 are as follows:

-----------------------------------------------------------------------------------------------
                                          Nine Months Ended              Three Months Ended
                                             September 30,                  September 30,
                                          2009          2008             2009          2008
-----------------------------------------------------------------------------------------------

Expected volatility                     135.23%        115.00%            -              -
Expected dividend yield                      -              -             -              -
Risk-free interest rate                   1.27%         3.125%            -              -
Expected term (in years)                  4.87           5.00             -              -
-------------------------------------------------------------------------------------------------------

                                                                                Weighted
                                                                     Weighted   Average
                                                                      Average   Remaining    Aggregate
                                                                     Exercise  Contractual   Intrinsic
                                                       Share          Price       Term         Value
-------------------------------------------------------------------------------------------------------

Outstanding, January 1, 2009                         3,331,222       $ 1.11
Granted                                              1,250,000       $ 1.00
Exercised                                                    -            -
Cancelled                                           (1,060,000)      $ 1.01
                                                    ----------
Outstanding, September 30, 2009                      3,521,222       $ 1.10       4.71            -
                                                    ==========

Options exercisable, September 30, 2009              2,556,222       $ 1.14       4.23            -


The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 was $0.62 and $0.53 for the nine months ended
September 30, 2008.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.80 closing price of the Company's common stock on September 30, 2009.

As of September 30, 2009, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $628,000. Unamortized compensation cost as of September 30, 2009 is expected to be recognized over a remaining weighted-average vesting period of 2.75 years.


                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


The weighted average assumptions made in calculating the fair value of warrants granted during the nine months ended September 30, 2009 are as follows:

---------------------------------------------------------------------------------------
                                  Nine Months Ended              Three Months Ended
                                     September 30,                  September 30,
                                  2009          2008              2009        2008
---------------------------------------------------------------------------------------

Expected volatility              130.52%      142.00%              --       142.00%
Expected dividend yield              --           --               --           --
Risk-free interest rate            1.15%        2.96%              --         2.87%
Expected term (in years)           3.00         3.00               --         3.00

---------------------------------------------------------------------------------------


                                                                        Weighted
                                                             Weighted   Average
                                                              Average   Remaining    Aggregate
                                                             Exercise  Contractual   Intrinsic
                                                 Share        Price       Term         Value
------------------------------------------------------------------------------------------------
Outstanding, January 1, 2009                    508,000      $   .67
Granted                                         721,250      $   .90
Exercised                                            --                                 --
Cancelled                                            --                                 --
                                              ---------
Outstanding, September 30, 2009               1,229,750      $   .81      2.88          --
                                              =========

Warrants exercisable, September 30, 2009        991,114      $   .81      2.51          --
                                              =========

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


NOTE 7: NOTE RECEIVABLE

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

NOTE 8: TRANSACTIONS WITH MAJOR CUSTOMER

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral.

For the nine months ended September 30, 2009 and 2008, sales from ten percent or greater customers approximated 18.8 % and 26.4%, respectively of total sales. During the September 30, 2009 reporting period, we had one principal customer accounted for these results. During the September 30, 2008 reporting period we had two different customers who accounted for these results.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)


NOTE 9:  CONSULTING AGREEMENTS

In February 2009, the Company entered into an agreement with a consulting firm to provide investor relations services. The agreement provides for the issuance of 350,000 common stock purchase warrants, with an exercise price of $.80 that expires in February 2014. The warrants have a vesting period of 25% immediately and the remaining ratably on a monthly basis through January 2010 which generates approximately a non-cash $12,000 expense per month.

In addition, the consultant would be entitled to an additional advisory fee, subject to the Company completing a successful capital raise through the sale of its common stock of at least $1,250,000.

In April of 2009, the Company entered into an agreement with a consultant (former employee) to assist Ace in forming a proximity marketing business to offer to Ace Marketing customers. The original agreement was executed in January 2008 and it provided for the grant of non-statutory stock options to purchase 1,000,000 shares under our 2005 Employee Benefit and Consulting Services Compensation Plan. The amended agreement provides for a reduction in the number of options pursuant to the agreement from 1,000,000 options to 500,000 options with the exercise price of $1.00 per share and expiring on March 31, 2012. The options currently have a vesting period of 25% each on May 1, 2009, May 1, 2010, May 1, 2011 and March 1, 2012.

In April of 2009, the Company entered into an agreement with a consultant to assist in developing a proximity marketing business. The consultant is to market and promote Ace's proximity marketing units as a premier mobile technology to all industries, as needed. The agreement provides for the issuance of 600,000 options with an exercise price of $0.90 per share and expires on April 9, 2014. The options have a vesting period of five years. These options shall vest in six equal parts, each part representing 100,000 options semi-annually over three years which generates approximately a non-cash $10,000 expense on a monthly basis.

On July 30, 2009, the Company entered into an agreement with Ten West Holding, Inc., a consultant to assist in obtaining new business and create general awareness of our company and new services. The agreement provides for the issuance of 40,000 share of restricted common stock in August and October of 2009, and a monthly payment of $5,000 per month over four months.


NOTE 10: PRIVATE  PLACEMENT

On February 3, 2009, the Company sold 500,000 shares of its common stock at $.50 per share to investors in a private transaction.

On July 14, 2009, the Company commenced a private placement offering of its Common Stock and Warrants. On August 21, 2009 and September 25, 2009, the Company received gross proceeds of $345,000 and $124,250, respectively, and the Company sold 500,000 shares of Common stock at $.69 per share and 175,000 shares of Common Stock at $.71 per share at each respective date. For every two shares sold in the Offering, Class D Warrants were issued to purchase one share of Common Stock exercisable through August 21, 2012 at an exercise price of $1.00 per share. Pursuant to the Placement Agency Agreement and a Financial Advisory Agreement, the Placement Agent received cash compensation of 10% of the gross proceeds and an amount equal to 300,000 shares of Common Stock plus 10% of the shares and warrants sold in the Offering. As of September 30, 2009, the Placement Agent was entitled to receive 367,500 shares and warrants to purchase 33,750 shares. Warrant exercise price is subject to a change in the event the Company pays a stock dividend.

                        ACE MARKETING & PROMOTIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)

NOTE 11: OPTIONS OUTSIDE COMPENSATION PLAN

On April 9, 2009, the Company hired a firm as an independent sales organization to promote its proximity marketing units in the sports and entertainment industry. The firm was granted options to purchase 100,000 shares at $.90 per share outside of Ace's compensation plan which generates approximately a non-cash $3,000 expense on a monthly basis.


NOTE 12:  SUBSEQUENT EVENTS

On October 8, 2009, the Company's stockholders ratified, adopted and approved the following proposals:

     (A)  Each of management's four nominees as director;
     (B) Holtz Rubenstein & Reminick LLP to serve as auditors for Ace's fiscal year ended December 31, 2009;
     (C) An increase in the number of authorized common shares from 25,000,000 to 100,000,000, $.0001 par value; and
     (D) The establishment of a 2009 Employee Benefit and Consulting Compensation Plan covering 4,000,000 shares.

On October 15, 2009, the Company received gross proceeds of $30,000 from the sale of 42,254 shares of Common Stock at a price of $.71 per share and Class D Warrants to purchase 21,127 shares of Common Stock at an exercise price of $1.00 per share, exercisable through August 21, 2012. Pursuant to the Placement Agency Agreement and a Financial Advisory Agreement, the Placement Agent received cash compensation of 10% of the gross proceeds and an amount equal to 10% of the shares and warrants sold in the Offering. As of October 15, 2009, the Placement Agent received 4,225 shares and 2,113 warrants. Warrant expense is subject to a charge in the event the corporation pays a stock dividend.

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

OVERVIEW
--------

         We are a Promotional Marketing Company that concentrates on three main business verticals; Branding, Interactive Solutions, and Mobile Marketing. Each vertical contains several solutions.

         Within the Branding vertical we have the ability to create a brand, and also provide all the branded merchandise or promotional products that go along with the branding process. This has been the core of the Ace business model since its inception. Our current focus within this vertical is to find new and innovative ways to leverage new technology platforms and our growing list of clients to drive growth beyond traditional channels.

          Our Interactive vertical deals with any online marketing & branding initiatives. Utilizing the Ace CMS (Content Management System) Platform, we create custom websites that allow us to give total control of the site content back to our clients after they are created. Through the Ace CMS platform, the client has the ability to change all the content on the site without the need for a programmer and the high hourly fees that go along with them. If they have the ability to attach a file to an email, they have the ability to control content (text, audio, video pictures and backgrounds) on our sites. With this power, their websites become dynamic and powerful marketing vehicles instead of just an online static ad. For relevant clients, we also add an E-Commerce component to their websites. As an internal purchasing tool, this allows the client to control the products that are purchased internally by requiring all buyers to use the online company store. As an online sales tool, it provides a professional and economical way to sell products online to their customers or fans. As additional service offerings, we house these sites on Ace Marketing servers, and offer clients email marketing services and solutions. We either pass along the ability to generate email marketing campaigns to our client by providing them with a certain amount of emails per month and a Newsletter template, or we can create and manage the email marketing programs for them.

         Under the Mobile vertical, we provide Proximity Marketing and SMS Text platforms & services. Several years ago the term "Mobile Marketing" was really just a buzz word, last year mobile marketing became more of a reality, and now many companies are eagerly adding "mobile" to their advertising and marketing mix. Our clients and potential clients are coming to the conclusion that if they are not marketing to their customers or fans on their cell phones, then they are behind the times. To address this exciting market opportunity, Ace has quickly become involved in Proximity Marketing. Utilizing Proximity Marketing devices purchased by us, we are setting up Bluetooth and Wi-Fi Proximity Marketing networks that allow us to deliver content directly to consumers' cell phones for free. There is no network charge by a cell phone carrier as we intend to set up our own devices throughout sports and entertainment venues, retail locations, and any other relevant locations, effectively creating our own local network. The Proximity Marketing devices appear set to become the next component of advertising and marketing expenditures as mobile marketing gains more and more momentum. This allows us to target and deliver rich media content at targeted locations at targeted times where it is most relevant. The technology allows us to control all locations and campaigns remotely whether they are down the block or across the country. With precise statistical reporting as to how many consumers downloaded the campaign, advertisers now have an exciting new and measurable medium to communicate with fans and consumers. It is our vision to build this network at various locations across the United States and have plans for our first permanent installations this calendar year. Our SMS Text platforms provide another effective tool for our clients to interact with their customers through their mobile devices. This technology can be used to complement Proximity Marketing or as a stand-alone marketing channel.

         Management believes that the services, products and technology platforms that we have assembled provide our clients with an exceptional mix of solutions for reaching Ace's customers in ways that were previously impossible. We give clients the ability to choose a solution "A La Carte", where we will simply create their branded merchandise, or just create their website, and there are other times where a client will have us provide the entire suite of solutions. We now have the ability to create the brand identity as well as the merchandise to go along with it. Our platforms allow us to create the website and the ecommerce platform to sell it on, communicate with the customer or fan base via email marketing, and also create and manage a client's mobile marketing initiatives using text messaging and proximity marketing. Additionally, we provide warehousing, fulfillment, and shipping directly from Ace for online programs. Providing the entire suite of solutions for a single client allows that client to exclusively use Ace where in the past they may have had to look to several different companies. Through the suite of solutions Ace can now deliver, we have transformed from a supplier into a partner, and our sales representatives are now seen as business solution consultants.

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

     o    Macy's Thanksgiving Day Parade ;

     o    SantaLand at Macy's;

     o    Madison Square Garden;

     o    IMAX theater

     o    Lonestar to support their band

         Blue Bite, LLC is also an authorized distributor, provider and reseller of the proximity transmitting boxes. We had an agreement pursuant to which Ace loaned Blue Bite $100,000 pursuant to two Notes (due June 1, 2009 and September 17, 2009) convertible at Ace's option into a 20% ownership interest of Blue Bite. At the time of conversion, Ace would also have to deliver to Blue Bite up to $150,000 in fair market value of its restricted Common Stock as additional consideration. In May 2009, Blue Bite repaid Ace its loans, together with accrued interest thereon.

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

         REVENUE RECOGNITION. Revenues are recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is accounted by reporting revenue gross as a principal versus net as an agent. Revenue is recognized on a gross basis since our company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Our company records all shipping and handling fees billed to customers as revenues, and related costs as cost of goods sold, when incurred.

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

         STOCK BASED COMPENSATION. The Company records compensation expense associated with stock options and other equity-based compensation. Share-based compensation expense is determined based on the grant-date fair value estimated using the black scholes method. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

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

---------------------------------------------------------- ---------------------------------------------------------------
                                                                          Three Months Ended September 30
---------------------------------------------------------- ------------------------------ --------------------------------
                                                                        2009                           2008
---------------------------------------------------------- ------------------------------ --------------------------------
Revenue                                                    $  938,824                     $   1,480,577
---------------------------------------------------------- ------------------------------ --------------------------------
Cost of Revenues                                              770,028       82%               1,056,082       71%
---------------------------------------------------------- ------------------------------ --------------------------------
Gross Profit                                                  168,796       18%                 424,495       29%
---------------------------------------------------------- ------------------------------ --------------------------------
Selling, General and Administrative Expenses                  653,625       70%                 763,795       52%
---------------------------------------------------------- ------------------------------ --------------------------------
(Loss) from Operations                                       (484,829)      52%                (339,300)      23%
---------------------------------------------------------- ------------------------------ --------------------------------

We generated revenues of $938,824 in the third quarter of 2009 compared to $1,480,577 in the same three month period ending September 30, 2008. The decrease in revenues of $541,753 in 2009 compared to 2008 was due to the general state of economy and customers choosing to cancel or delay purchases of promotional products.

Cost of revenues was $770,028 or 82% of revenues in the third quarter of 2009 compared to $1,056,082 or 71% of revenues in the same three months of 2008. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decrease in cost of revenues of $286,054 in 2009 is related to a decrease in sales during the current quarter ending September 30, 2009.

Gross profit was $168,796 in the third quarter of 2009 or 18% of net revenues compared to $424,495 in the same three months of 2008 or 29% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $653,625 in the third quarter of 2009 compared to $763,795 in the same three months of 2008. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall decrease of $110,170 was primarily due to a $48,974 decrease in stock based payments.

Net loss from operations was $(484,829) in the third quarter of 2009 compared to a net loss of $(339,300) for the same three months in 2008. The third quarter net loss for 2009 includes stock based payments (non-cash) of $134,323 as compared to $183,297 for the comparable period of 2008. Our 2009 net loss increased by $145,529 due to decreases in sales caused by customers choosing to cancel or delay purchases of promotional products primarily as a result of the general state of the economy. No benefit for income taxes is provided for in 2009 and 2008 due to the full valuation allowance on the net deferred tax assets.

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

------------------------------------------------------------------------------------------------
                                                    Nine months Ended September 30
------------------------------------------------------------------------------------------------
                                                    2009                     2008
------------------------------------------------------------------------------------------------
Revenue                                         $ 2,235,103              $ 4,706,627
Cost of Revenues                                  1,601,245      72%        3,444,777        73%
                                                -----------              -----------
Gross Profit                                        633,858      28%        1,261,850        27%
Selling, general & Administrative expenses        1,743,758      78%        2,097,674        45%
                                                -----------              -----------
(Loss) from operations                           (1,109,900)     50%         (835,824)       18%
                                                ===========              ============

We generated revenues of $2,235,103 in the first nine months of 2009 compared to $4,706,627 in the same nine month period ending September 30, 2008. The decrease in revenues of $2,471,524 in 2009 as compared to 2008 is due to the general state of the economy and customers choosing to cancel or delay purchases of promotional products and the non-occurrence of a major order with a New York State Troopers which was responsible for 16% of revenues for the nine months ended September 30, 2008.

Cost of revenues was $1,601,245 or 72% of revenues in the first nine months of 2009 compared to $3,444,777 or 73% of revenues in the same nine months of 2008. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decreases in cost of revenues of $1,843,532 in 2009 are due to reduced revenues for the reasons set forth the in preceding paragraph.

Gross profit was $633,858 in the first nine months of 2009 or 28% of net revenues compared to $1,261,850 in the same nine months of 2008 or 27% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The nine month gross profit for 2008 was negatively impacted by reduced gross profit achieved in connection with the large order placed by members of a police organization.

Selling, general, and administrative expenses were $1,743,758 in the first nine months of 2009 compared to $2,097,674 in the same nine months of 2008. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall decrease of $353,916 was primarily due to a $110,506 decrease in salaries and $249,931 decrease in stock based compensation.

Net loss from operations was $(1,109,900) in the first nine months of 2009 compared to a net loss of $(835,824) for the same nine months in 2008. The net loss from operations increased by $274,076 due to a decrease in gross profit of $627,992, offset by a decrease in operating expenses of $353,916. No benefit for income taxes is provided for in 2009 and 2008 due to the full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $700,040 at September 30, 2009. Cash used by operating activities for the nine months ended September 30, 2009 was $(505,734). This resulted primarily from a net loss of ($1,105,512) partially offset by a decrease in accounts receivable of $449,900 and $205,210 in stock based payments. Net cash was provided by investing activities in the amount of $53,796. The Company collected $100,000 on a note receivable, but used cash of $46,204 to acquire property and equipment. Net cash was provided by financing activities totaling $642,727 resulting from the issuance of common stock.

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

On July 14, 2009, Ace Marketing & Promotions, Inc. entered into a Placement Agent Agreement with Sierra Equity Group LLC, a FINRA registered broker-dealer ("Sierra"), to attempt to raise additional financing through the sale of its Common Stock and Warrants. Between August 21, 2009 and October 15, 2009, the Company closed on gross proceeds of $499,250 and received net cash proceeds of approximately $403,000, after commissions of approximately $50,000, legal expenses of $40,000 and blue sky, escrow and printing expenses of approximately $7,000. The planned use of proceeds is to primarily expand the Company's mobile and interactive divisions. In connection with the offering, the Company entered into a Financial Advisory Agreement with Sierra pursuant to which Sierra would receive 300,000 shares of Common Stock and an additional 10% of the number of shares sold in the offering. As of October 15, 2009, the Company is obligated to issue pursuant to the terms of the offering and the Financial Advisory Agreement an aggregate of 717,253 shares of Common Stock at an average per share price of $.696 per share and 358,627 Warrants exercisable at $1.00 per share to investors in the offering and an aggregate of 371,725 shares and 35,863 Warrants to Sierra. All securities are being issued pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. All certificates will bear an appropriate restrictive legend.

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

         Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

         There was a change in the Company's internal control over the financial reporting during the most recently completed fiscal quarter that has eased the restraints on acquiring the necessary financial data. The internal controls over financial reporting have been streamlined during the most recently completed fiscal quarter. This change will likely affect the Company's internal control over financial reporting.

            At December 31, 2008, management identified the following significant deficiencies that when aggregated give rise to a material weakness in the area of financial reporting.

            These deficiencies include, without limitation, a) lack of review or evidence of review in the financial reporting process; b) information technology limitations; and inability to apply complex accounting principles. Management is presently assessing these deficiencies and as of September 30, 2009, had not completed remediation of the identified deficiencies.


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

Revenue Recognition and Cost of Revenue
---------------------------------------

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

         Management is also addressing the two accounting systems currently in use and has a plan which will be implemented in the third quarter to move to a single system. The single system will meet the company's needs and any current future growth.

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


ITEM 2.  CHANGES IN SECURITIES.

      (a) From January 2009 through October 15, 2009, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

------------- ------------- ----------------- ---------------------------- ------------------- -----------------------
                                              CONSIDERATION RECEIVED AND
                                              DESCRIPTION OF
                                              UNDERWRITING OR OTHER                            IF OPTION, WARRANT OR
                                              DISCOUNTS TO MARKET PRICE    EXEMPTION FROM      CONVERTIBLE SECURITY,
DATE OF        TITLE OF                       OR CONVERTIBLE SECURITY,     REGISTRATION        TERMS OF EXERCISE OR
SALE           SECURITY        NUMBER SOLD    AFFORDED TO PURCHASERS       CLAIMED             CONVERSION
------------- ------------- ----------------- ---------------------------- ------------------- -----------------------
February      Common        500,000 Shares    $250,000; no commissions     Section 4(2). A     Not applicable.
2009          Stock                           paid                         restrictive
                                                                           legend appears on
                                                                           each certificate.
------------- ------------- ----------------- ---------------------------- ------------------- -----------------------
February      Common        350,000           Services rendered; no        Section 4(2). A     Five year Warrants,
2009          Stock                           commissions paid             restrictive         exercisable at $.80
              Warrants                                                     legend appears on   per share
                                                                           each certificate.
------------- ------------- ----------------- ---------------------------- ------------------- -----------------------
April 2009    Common        100,000           Services rendered;           Section 4(2). A     Five year Options,
              Stock                           no commissions paid          restrictive         exercisable at $.90
              Options                                                      legend appears on   per share
                                                                           each certificate.
------------- ------------- ----------------- ---------------------------- ------------------- -----------------------
April 2009    Common        500,000 (1)       Services rendered;           Section 4(2). A     Three year Options
              Stock                           no commissions paid          restrictive         exercisable at $1.00
              Options                                                      legend appears on   per share
                                                                           each certificate.
------------- ------------- ----------------- ---------------------------- ------------------- -----------------------
August 2009   Common          40,000          Services rendered;           Section 4(2). A     Not applicable.
              Stock                           No commissions paid          restrictive
                                                                           legend appears on
                                                                           each certificate.
------------- ------------- ----------------- ---------------------------- ------------------- -----------------------


------------- ------------- ----------------- ---------------------------- ------------------- -----------------------
August -      Common        1,075,880         $499,250; $49,925 paid in    Rule 506            Warrants exercisable
October       Stock and     shares            commissions plus $25,000                         at $1.00 per share
2009          Class D       (includes         legal, plus 371,725 shares                       through August 21,
              Warrants      371,725           and 35,863 warrants                              2012.
                            placement agent
                            shares) and
                            394,490
                            warrants
                            (includes
                            35,863
                            placement agent
                            warrants)
------------- ------------- ----------------- ---------------------------- ------------------- -----------------------

     (1) See item 2(c) below as these options may be deemed the grant of new securities under the Securities Act.

          (b)  Rule 463 of the Securities Act is not applicable to the Company.

          (c) In the nine months ended September 30, 2009, there were no repurchases by the Company of its Common Stock. However, in April 2009, a consultant of the Company agreed to reduce his options to purchase 1,000,000 shares to options to purchase 500,000 shares.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         On October 8, 2009, the Company's stockholders ratified, adopted and approved the following proposals:

     (A)  Each of management's four nominees as director;
     (B) Holtz Rubenstein & Reminick LLP to serve as auditors for Ace's fiscal year ended December 31, 2009;
     (C) An increase in the number of authorized common shares from 25,000,000 to 100,000,000, $.0001 par value; and
     (D) The establishment of a 2009 Employee Benefit and Consulting Compensation Plan covering 4,000,000 shares.

         The voting tallies for the four proposals were as follows:

          ---------------------------------------------------------------------
          DIRECTORS INFORMATION
          ----------------------- --------------------- -----------------------
          DIR NAME                      VOTES FOR       VOTES WITHHELD
          ----------------------- --------------------- -----------------------
          Dean L. Julia                  7,111,568                 27,000
          ----------------------- --------------------- -----------------------
          Michael D. Trepeta             7,111,568                 27,000
          ----------------------- --------------------- -----------------------
          Scott J. Novack                7,111,568                 27,000
          ----------------------- --------------------- -----------------------
          Domenico Iannucci.             7,111,568                 27,000
          ----------------------- --------------------- -----------------------


          --------------------------------------------------------------------------------------------------
          PROPOSALS INFORMATION
          -------------- ----------------------- ------------------ ------------------- --------------------
                                                   VOTES AGAINST      VOTES ABSTAIN           BROKER
             PROP #            VOTES FOR                                                     NON-VOTE
          -------------- ----------------------- ------------------ ------------------- --------------------
                2                7,138,568                  -0-            -0-                  -0-
          -------------- ----------------------- ------------------ ------------------- --------------------
                3                7,137,068                1,500            -0-                  -0-
          -------------- ----------------------- ------------------ ------------------- --------------------
                4                5,328,369              155,986            -0-                 1,654,213
          -------------- ----------------------- ------------------ ------------------- --------------------

ITEM 5.  OTHER INFORMATION:

         The Company had outstanding Class A and Class B Common Stock Purchase Warrants to purchase an aggregate of 837,000 shares of Common Stock, exercisable at $2.00 per share. The Company also had outstanding Class C Common Stock Purchase Warrants to purchase an aggregate of 475,788 shares at an exercise price of $1.75 per share. The Class A, Class B and Class C Warrants expired on September 30, 2009. None of the Class A, Class B or class C Warrants were exercised prior to their expiration.

ITEM 6.  EXHIBITS:

         Except for the exhibits listed below as filed herewith or unless otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).


Exhibit
Number     Description
------     -----------

3.1        Articles of Incorporation filed March 26, 1998 (1)
3.2        Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3        Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4        Amendment to Certificate of Incorporation filed September 11, 2008 to designate rights and preferences of a series of Preferred Stock.
3.5        Amended By-Laws (1)
10.1       Employment Agreement - Michael Trepeta (2)
10.2       Employment Agreement - Dean Julia (2)
10.3       Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4       Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5       Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6       Agreement with Aon Consulting (6)
11.1       Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1       Code of Ethics/Code of Conduct (5)
21.1       Subsidiaries of the Issuer - None in 2008
31.1       Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2       Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1       Chief Executive Officer Section 1350 Certification (3)
32.2       Chief Financial Officer Section 1350 Certification (3)
99.1       2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2       Form of Class A Warrant (2)
99.3       Form of Class B Warrant (2)
99.4       Amendment to 2005 Plan (4)
99.5       Form of Class C Warrant (8)
99.6       Release - 2009 Third Quarter Results of Operations (3)

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



                                          ACE MARKETING & PROMOTIONS, INC.


Date: November 16, 2009                    By: /s/ Dean L. Julia
                                          --------------------------------------
                                                   Dean L. Julia,
                                                   Chief Executive Officer


Date: November 16, 2009                    By: /s/ Sean McDonnell
                                          --------------------------------------
                                                  Sean McDonnell,
                                                  Chief Financial Officer