Form 10-K
period 2009-12-31
ACE MARKETING & PROMOTIONS INC
filed 2010-03-30
CIK 1084267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

                        COMMISSION FILE NUMBER: 000-51160

                        ACE MARKETING & PROMOTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

New York                                                           11-3427886
--------------------------------------------------------------------------------
(State of jurisdiction of                                      I.R.S. Employee
incorporation or organization)                          Identification Number)

457 Rockaway Avenue, Valley Stream, NY                                   11581
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (516) 256-7766
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:  None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12 (g) of the Act:  Common Stock,
                                                              $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ? No? [X]

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2009, the number of shares held by non-affiliates was approximately 6,665,600 shares. The approximate market value based on the last sale (i.e. $.75 per share as of June 30, 2009) of the Company's Common Stock was approximately $5,000,000.

The number of shares outstanding of the Registrant's Common Stock, as of March 25, 2010 was 13,233,847 (after giving effect to the issuance of 2,050,000 shares in a recently completed private placement).

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


                                     PART I
Item 1.  Business
-----------------

OVERVIEW

         Ace Marketing & Promotions, Inc. (the "Company" or "Ace") is a full service promotional marketing company offering a wide array of business solutions. These solutions include: fulfillment and warehousing, incentives and rewards programs, importing, e-commerce and web design, interactive media, printing and forms management, database management, branded merchandise, interactive media and proximity marketing. Although we offer several business solutions, our core business still remains to be distributing advertising specialties and promotional items manufactured by others to our customers typically with our customers' logos on them. Several of our customer categories include large corporations, local schools, universities, financial institutions, hospitals and not-for-profit organizations. Our promotional products are a useful, practical, informative, entertaining, and/or decorative item, most often imprinted with the sponsoring advertiser's name, logo, slogan or message, and typically retained and appreciated by the end recipients who receive them, in many cases free of charge in marketing and communication programs.

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

         We have the ability to distribute over 500,000 promotional product items ranging from stickers that cost pennies all the way through jewelry, sporting goods, awards, and electronics that cost thousands of dollars per unit. Specific categories of promotional products include:

         o Advertising Specialties - build awareness, goodwill and remembrance of the advertiser's name, product, purpose, advantages or other timely message. These products are generally lower priced goods and are usually distributed for free.
         o Business Gifts, Awards and Commemoratives - generally lower priced goods and are given for goodwill, often at trade shows to generate traffic.
         o Incentives and Awards - focus on motivation, workplace safety, goal setting and recognition. These are typically higher priced items used in incentive programs to promote employee retention and recognition. They may also be used in recruitment programs as well.
         o        Premiums - given after a specific behavior has been performed.

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

         The major advantage we hold over most companies in the promotional product industry is the ability to provide integrated business solutions to its customers as trusted advisors. The majority of companies in the promotional product industry offer only branded merchandise, whereas, we offer solutions in:

         o          Branded Merchandise;
         o          Importing;
         o          Incentive / Rewards programs;
         o          Printing / Forms Management;
         o          Fulfillment / Warehousing;
         o          E-commerce / Website Design;
         o          Database Management / Integrated Marketing Solutions;
         o          Interactive media; and
         o          Proximity Marketing.

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

BUSINESS STRATEGY

         Ace's growth to date is based on a scalable corporate structure, using top-of-the-line technology, to create advantages over most small distributors by:

         o Quickly targeting the best products and prices to meet a client's needs;
         o Providing in-house art capabilities for rapidly customizing merchandise;
         o Providing fulfillment and warehousing services for inventory or custom programs,
         o Providing research, consulting and design services to our customers;
         o        Offering direct overseas importing for large quantities;
         o Providing incentive and reward programs for both customers and employees;
         o        Providing full service print and forms management solutions;
         o Providing full e-commerce solutions, including company stores and website design;
         o Managing purchase orders consistently from query to final order;
         o Tracking shipments effectively regardless of size or the overseas location of the supplier;
         o Offering database management software, which integrates with each service offered and allows the customer the ability to quantify the results of any given marketing campaign or promotion;
         o        Offering proximity marketing and interactive media services.

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

ACE MOBILE MARKETING

         In 2008 and 2009, we entered into agreements with certain non-affiliated parties to become an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the Mobile Advertising & Proximity Marketing Industry. To date, we have not generated any significant revenue from this segment of our business.

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

         According to the Promotional Products Association International, which is available online at no cost to the public at www.ppai.com/MediaInformation/Industry/Statistics/SalesVolumeEstimates/, promotional product distributor's sales were $5.13 billion in 1991, with steady increases in sales until they reached $17.85 billion in 2000. Promotional Product sales then declined to $16.55 billion in 2001, $15.63 billion in 2002, increased to $16.34 billion in 2003, to $17.3 billion in 2004, to $18.6 billion in 2006 and $19.4 billion in 2007 and then decreased to $18.1 billion in 2008. A revitalized economy, increased competition in the marketplace, and a trend toward integrated and targeted marketing strategies had contributed to this growth which ceased with the economic downturn in 2008. Integrated marketing campaigns involve not only advertising, but also sales promotions, internal communications, public relations, and other disciplines. The objectives of integrated marketing are to promote products and services, raise employee awareness, motivate personnel, and increase productivity through a wide array of methods including extensive use of promotional products. Since 2008, the economic downturn in the United States has substantially adversely affected the promotional product industry.

DISTRIBUTORS

         According to the Promotional Products Association International, with no single company dominating the market, the promotional products industry is highly fragmented with 20,500 distributors in the industry with revenues of less than $2.5 million and 942 distributors with revenues of $2.5 million or more. According to The Counselor - State of the Industry 2009 Survey, the top ten distributors in our industry are believed to have 2008 North American sales of over $118 million. Staples, Pro Forma Inc., BDA, Group II Communications/IMS and 4 Imprint were the top five distributors of 2008 with estimated sales of $448 million, $246 million, $235 million, $205 million and $170 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

         According to the Promotional Products Association International, the following ranks the top ten purchasers of promotional products in descending order according to the findings of a 2003 study by Louisiana State University and Glenrich Business Studies. Industries were named by distributors according to the volume spent on promotional products by each industry.

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

OUR CUSTOMERS - CHOOSING US AS YOUR RIGHT DISTRIBUTOR

         Most of our promotional products bear our customers' corporate name and are a reflection of their corporate image. The events they use these items for are of the utmost importance. If they go with another distributor who gives them run of the mill ideas possibly at a lower cost, a poor quality product with inferior quality decoration and/or the goods arrive late, then they quickly realize there should be other factors that determine which distributor they should be working with. We presently have over 500 customer accounts ranging from fortune 500 companies to local schools and small businesses. A customer account is a person who or entity that has purchased promotional products from us in the past on a non-exclusive basis and may or may not purchase from us additional promotional products in the future. No customer has accounted for more than 10% of sales during the past three years. Our customer base grows mainly through business and personal referrals and the efforts of our sales representatives. Generally our customers do not actively seek distributors to bid on their projects. There are many reasons why our customers may work with us over another distributor. The average buyer first believes that price is the sole issue with the lowest bidding distributor on a project obtaining the business. Once they gain more experience and understand the difficulties in processing and fulfilling an order on time and correctly, they generally analyze the rationale on how they choose a distributor differently. Although pricing is important to our customers, they also count on our dependability, creativity and efficiency. In this regard, we recently agreed to develop an online store for one of the fastest growing privately held hospices in the United States to consolidate the customer's purchasing from us for its multiple locations across the country.

 SERVICING OUR CUSTOMERS

         The major advantage we believe we have over most companies in the promotional product industry is the ability to provide integrated business solutions to its customers as trusted advisors. The majority of companies in the promotional product industry offer only branded merchandise, whereas, we offer solutions in:

         o          Branded Merchandise
         o          Importing
         o          Incentive / Rewards programs
         o          Printing / Forms Management
         o          Fulfillment / Warehousing
         o          E-commerce / Website Design
         o          Database Management / Integrated Marketing Solutions
         o          Proximity Marketing and Interactive media services

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

They search for a particular product, such as clocks, and then find the sub-category they are interested in, such as plastic, and there they find all the suppliers who carry the specific item they are wish to purchase. They must then either cross reference each supplier to find their phone number or web address, or they can physically pull as many of the catalogs they have on hand and search for the products that they are interested in and send catalogs with tabbed pages via regular mail or overnight service. This is an inefficient way to research and deliver images of products. We are not aware of any statistical information which allows us to tell the percentages of distributors who use publicly available licensed research software systems like ours versus the manual way described above.

         When the customer decides on the product that they would like to order, the order is processed in our order entry department utilizing our order-entry software which is available for licensing to anyone in the industry from third party vendors. The salesperson submits the specifics of the order to our order entry department where the order is keyed into the system by our employees. Three parts to each order are printed.

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

o MOTIVATING RETAILERS TO UTILIZE PROMOTIONAL AND SPECIALTY PRODUCTS IN THEIR BUSINESS. It is our management's belief from conversations with persons in our industry and at trade shows, that a trend in our industry is often for the use of promotional items to customers rather than cash incentives for gaining customer loyalty and motivating sales people. In this regard, customers who received a promotional item tended to purchase more and repeat purchases more often than customers who received a discount coupon of equivalent value. Additionally, sales forces show a tendency for greater motivation when receiving a trip or merchandise as opposed to the cash equivalent. We must show our customers the benefits of utilizing promotional and specialty items in their business and for their sales force and build customer loyalty through the use of point systems that are exchanged for promotional merchandise.

o OUR COMPANY WAS BUILT AS A PLATFORM THAT COULD GROW EASILY. Scalability is the key and we have separate departments with defined roles which will allow this to occur and for our salesperson to sell. Our sales persons receive helpful support from us. In many other distributorships, the salesperson is often responsible for everything from answering phones, doing all their own research, processing orders, billing, tracking and collections. At our company, we provide complete backup to allow our sales persons to just sell. Since our technology is currently up to date, including in house servers to allow access to our systems from off-site, we have the ability to pick up salespeople from any location in the United States.

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

o MAINTAIN A COMPETITIVE GROSS PROFIT PERCENTAGE ON ALL SALES ORDERS. For the years ended December 31, 2009 and 2008, our gross profit percentage was 30.0% and 27.0%, respectively.

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

SALES AND MARKETING

         Our revenues are derived from existing customers and new customers through word of mouth recommendations, attendance at trade shows, our sales representatives and advertising and promotion in trade journals. Our website described herein is utilized for multiple purposes, including providing information to potential customers who want to learn about us and research our available product line. Except primarily our two executive officers, our sales representatives receive commissions and are not paid a salary. They work at their own location or at our facility and may sell products on behalf of other companies. We encourage our sales representatives to sell promotion products for us on the basis of sales incentives which include competitive commissions and appropriate sales support and research which is provided in-house by our employees. In the future, we intend to offer stock and/or stock options as part of their incentive programs.

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

         We believe that one of the most difficult tasks in our acquiring a company would be transitioning the new acquisition into us. It is important to have flexible, open systems and technology to integrate the back office operations, as well as strong controls and processes to put in place. Having the appropriate technology and strong management team will help alleviate some of the issues here.

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

         According to the Promotional Products Association International, with no single company dominating the market, the promotional products industry is highly fragmented with 20,500 distributors in the industry with revenues of less than $2.5 million and 942 distributors with revenues of $2.5 million or more. According to The Counselor - State of the Industry 2009 Survey, the top ten distributors in our industry are believed to have 2008 North American sales of over $118 million. Staples, Pro Forma Inc., BDA, Group II Communications/IMS and 4 Imprint were the top five distributors of 2008 with estimated sales of $448 million, $246 million, $235 million, $205 million and $170 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

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

EMPLOYEES

         As of December 31, 2009, we had 13 full time employees, including two executive officers who provide in-house sales, our Chief Financial Officer and seven support staff employees. We utilize seven sales representatives of which three are employees who provide services on an exclusive basis and four additional persons who provide services to us on a non-exclusive basis as independent consultants.

         Our principal executive offices are located at 457 Rockaway Avenue, Valley Stream, NY 11581. We currently lease approximately 4,000 square feet of office space at this facility at an annual cost of approximately $59,000 pursuant to a month-to-month lease. We are currently exploring our options of obtaining a new location and/or entering into a long-term lease at our current facility. We also lease approximately 2,000 square feet of space, expiring in November 2011, at an annual cost of approximately $28,000 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738.

LEGAL PROCEEDINGS

         We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time-to-time become a party to various legal proceedings arising in the ordinary course of our business.


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


OUR PROXIMITY MARKETING BUSINESS IS NEW, UNPROVEN AND THE ESTABLISHMENT OF THIS BUSINESS MAY NOT RESULT IN SUFFICIENT REVENUES AND PROFITABILITY TO JUSTIFY THE EXPENDITURES THEREOF.

         In 2008, we became an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the mobile advertising and proximity marketing industry. To date, we have not generated any significant revenue from this new and unproven segment of our business. A primary business focus of Ace is to attempt to place our proximity marketing units into businesses on a local, regional and potentially on a national scale, and to then generate revenues through advertisers seeking new measurable media channels that can accurately target and engage key consumer segments and deliver compelling relevant content that can be enjoyed for what it is, shared with friends, interactively engage with or commercially acted upon instantaneously. It is our intent to enable advertisers to promote their business by sending animated images, audio files, video clips, text files, promotional or discount contents, bar codes, mobile games and java applications and business card files. We can also send live data such as news and sports updates to targeted mobile phones. The ABI Research report published in January 2008 on mobile marketing refers to the industry as still being in its "wild west" years but forecasts it will settle down and become a $24 billion slice of the worldwide marketing and advertising pie by 2013. It estimates there was about $1.8 billion spent in 2007 on all forms of mobile marketing. While Management intends to market the proximity boxes as a premier mobile technology, we can provide no assurances that Ace will successfully establish a local, regional and/or national network containing its proximity marketing boxes or that sufficient advertising revenues and profits (if any) will result to justify the expenditures thereof.


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

OUR FUTURE PERFORMANCE IS MATERIALLY DEPENDENT UPON OUR MANAGEMENT AND THEIR ABILITY TO MANAGE OUR GROWTH.

         Our future success is substantially dependent upon the efforts and abilities of members of our existing management, particularly Dean L. Julia, Chief Executive Officer and Michael Trepeta, President. The loss of the services of Mr. Julia or Mr. Trepeta could have a material adverse effect on our business. We have an employment agreement with each of Messrs. Julia and Trepeta expiring February 28, 2011. However, we lack "key man" life insurance policies on any of our officers or employees. Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel. The number of management personnel is currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

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

         In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

Item 1.B.  Unresolved Staff Comments
------------------------------------

         Not Applicable.


Item 2.  Properties
-------------------

         Our principal executive offices are located at 457 Rockaway Avenue, Valley Stream, NY 11581. We currently lease approximately 4,000 square feet of office space at this facility at an annual cost of approximately $59,000 pursuant to a month-to-month lease. We are currently exploring our options of obtaining a new location and/or entering into a long-term lease at our current facility. We also lease approximately 2,000 square feet of space, expiring in November 2011, at an annual cost of approximately $28,000 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738.

Item 3.  Legal Proceedings
--------------------------

         We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.  Reserved
-----------------

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, and Issuer
--------------------------------------------------------------------------

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

         Quarters Ended                    High               Low
         ---------------------------------------------------------
         March 31, 2008-------------------$1.18--------------$.55
         June 30, 2008----------------------.70---------------.29
         September 30, 2008----------------1.19---------------.50
         December 31, 2008-----------------1.05---------------.57
         March 31, 2009---------------------.99---------------.45
         June 30, 2009---------------------1.01---------------.62
         September 30, 2009----------------1.25---------------.68
         December 31, 2009------------------.80---------------.45

         The closing sales price on March 25, 2010 was $.55 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

         In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock. See "Risk Factors."

         As of March 1, 2010, there were about 72 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004.

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

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

         Since January 2009, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

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
                            placement agent
                            shares) and
                            394,490
                            warrants
                            (includes
                            35,863
                            placement agent
                            warrants)
------------- ------------- ----------------- ---------------------------- ------------------- -----------------------
Dec. 2009     Stock and      1,650,000         $825,000; $93,000           Rule 506              Warrants exercisable
through       Class D        shares,           commission paid                                   at $1.00 per share
Feb. 2010     Warrants       825,000                                                             through August 2012
                             Class D
                             warrants and
                             Placement Agent
                             Warrants to
                              purchase
                             165,000 shares
                             and 82,500
                             Class D
                             Warrants


RECENT PURCHASES OF SECURITIES
------------------------------

         In 2009, we have had no repurchases of our common stock.

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

Results of Operations
---------------------

2009 versus 2008
----------------

         The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

                                                Year Ended  December 31
                                                ----------  -----------
                                                 2009               2008
                                                 ----               ---

Revenue                                     $    3,248,132    $    6,069,356
Cost of Revenues                                 2,260,065         4,383,183
                                            --------------    --------------
Gross Profit                                       988,067         1,686,173
Operating Expenses                               2,569,021         2,927,620
                                            --------------    --------------

Loss from operations                            (1,580,954)       (1,241,447)
Net Loss                                        (1,577,010)       (1,230,393)
Preferred Stock Dividend                                --            96,500
Net Loss Allocable to Common Stockholders       (1,577,010)       (1,326,893)
Net (Loss) per common Share                           (.16)             (.16)
Weighted average common Shares
Outstanding                                     10,070,890         8,270,985


         We generated revenues of $3,248,132 for 2009 compared to $6,069,356 in 2008. The decrease in revenues of $2,821,224 in 2009 compared to 2008 is due to the general state of the economy and the non-renewal of a major order that was responsible for approximately 13% of revenues for the year ended December 31, 2008. We can provide no assurance that this large order will be recurring in future operating periods.

         Cost of revenues was $2,260,065 or 69.6% of revenues for 2009 compared to $4,383,143 or 72.2% of revenues for 2008. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decrease in cost of revenues of $2,123,118 in 2009 is related to the general state of the economy and the non-renewal of a major order.

         Gross profit was $988,067 for 2009 or 30.4% of net revenues compared to $1,686,173 in the same period of 2008 or 27.8% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. The 2008 gross profit was negatively impacted by reduced gross profit achieved in connection with the large order placed by members of a police organization.

         Selling, general, and administrative expenses were $2,569,021 for 2009 as compared to $2,927,620 for 2008. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall decrease of $358,599 was primarily due to a $266,886 decrease in stock based compensation.

         Net loss from operations was $(1,577,010) for 2009 compared to a net loss of $(1,230,393) for 2008. Our increase in net loss for 2009 as compared to the comparable period of the prior year was due to a substantial drop in sales due to the general state of the economy and the non-renewal of a major order that was responsible for approximately 13% of revenues for the year ended December 31, 2008. No benefit for income taxes is provided for 2009 and 2008 due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services by our clients.

         During 2008, we recognized a non-cash dividend of $96,500 which related to the terms of our private placement of Series A Convertible Preferred Stock, all of which were converted into Common Stock in December 2008. See "Note 5 of the Notes to Financial Statements."

Liquidity and Capital Resources
-------------------------------

         The Company had cash and cash equivalents of $595,611 at December 31, 2009.

         Cash used by operating activities for the year ended December 31, 2009 was $(957,731). This resulted primarily from a net loss of $1,577,010 and a increase in accounts payable and accrued expenses of $21,156 and an increase in stock based compensation of $385,334 and a decrease in accounts receivable of $276,130. Cash provided by investing activities was $50,864, which was comprised of the repayment of the loan receivable of $100,000 from Blue Bite, LLC and the purchase of equipment of $49,136, which were primarily purchases of proximity marketing boxes. Cash provided by financing activities of $993,227 which was as a result of the sale of our company common stock.

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

         On July 14, 2009, Ace Marketing & Promotions, Inc. entered into a Placement Agent Agreement with Sierra Equity Group LLC, a FINRA registered broker-dealer ("Sierra"), to attempt to raise additional financing through the sale of its Common Stock and Warrants. Between August 21, 2009 and October 15, 2009, the Company closed on gross proceeds of $499,250 and received net cash proceeds of approximately $403,000, after commissions of approximately $50,000, legal expenses of $40,000 and blue sky, escrow and printing expenses of approximately $7,000. The planned use of proceeds is to primarily expand the Company's mobile and interactive divisions. In connection with the offering, the Company entered into a Financial Advisory Agreement with Sierra pursuant to which Sierra would receive 300,000 shares of Common Stock and an additional 10% of the number of shares sold in the offering. The Company issued pursuant to the terms of the offering and the Financial Advisory Agreement an aggregate of 717,253 shares of Common Stock at an average per share price of $.696 per share and 358,627 Warrants exercisable at $1.00 per share to investors in the offering and an aggregate of 371,725 shares and 35,863 Warrants to Sierra. All securities were issued pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

         On December 8, 2009, Ace Marketing & Promotions, Inc. entered into an Introducing Agent Agreement with Legend Securities, Inc., a FINRA registered broker-dealer ("Legend"), to attempt to raise additional financing through the sale of its Common Stock and Warrants. Between December 8, 2009 and March 15, 2010, the Company closed on gross proceeds of $1,025,000 before commissions of $117,000. The planned use of proceeds is to primarily expand the Company's mobile and interactive divisions. The Company issued pursuant to the terms of the offering an aggregate of 2,050,000 shares of Common Stock at a per share price of $.50 per share and 1,025,000 Warrants exercisable at $1.00 per share to investors in the offering and placement agent warrants to purchase an amount equal to 10% of the number of shares and the number of warrants sold in the offering. All securities were issued pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.


Item 7.A   Qualitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

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

                                 ACE MARKETING &
                                PROMOTIONS, INC.


CONTENTS
================================================================================
YEARS ENDED DECEMBER 31, 2009 AND 2008                                 PAGES
--------------------------------------

FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm............F-1

   Balance Sheets.....................................................F-2

   Statements of Operations...........................................F-3

   Statement of Stockholders' Equity..................................F-4

   Statements of Cash Flows...........................................F-5

   Notes to Financial Statements......................................F-6 - F-20

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Ace Marketing & Promotions, Inc.
Valley Stream, New York


We have audited the accompanying balance sheets of Ace Marketing & Promotions, Inc. (the "Company") for the years ended December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Marketing & Promotions, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Holtz Rubenstein Reminick LLP
Melville, New York
March 29, 2010






--------------------------------------------------------------------------------

                                                                               ACE MARKETING &
                                                                              PROMOTIONS, INC.

BALANCE SHEETS
----------------------------------------------------------------------------------------------
December 31,                                                           2009            2008

Assets

Current Assets:
  Cash and cash equivalents                                         $   595,611    $   509,251
  Accounts receivable, net of allowance for doubtful accounts of
     $20,000 at December 31, 2009 and December 31, 2008                 533,555        809,685
  Note receivable                                                            --        100,000
  Prepaid expenses and other current assets                             157,580         63,401
                                                                    --------------------------
Total Current Assets                                                  1,286,746      1,482,337

Property and Equipment, net                                             133,632        115,334

Other Assets                                                              7,745          7,745
                                                                    --------------------------
Total Assets                                                        $ 1,428,123    $ 1,605,416
                                                                    ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                  $   310,753    $   338,165
  Accrued expenses                                                      230,334        181,766
                                                                    --------------------------
Total Current Liabilities                                               541,087        519,931
                                                                    --------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued
  Common stock, $.0001 par value; 100,000,000 shares authorized;
     11,615,703 and 9,234,949 shares issued and outstanding
     at December 31, 2009 and December 31, 2008, respectively             1,163            924
  Less: Treasury Stock, at cost, 23,334 shares                          (31,501)       (31,501)
Additional paid-in capital                                            6,229,851      4,851,529
Accumulated deficit                                                  (5,312,477)    (3,735,467)
                                                                    --------------------------
Total Stockholders' Equity                                              887,036      1,085,485
                                                                    --------------------------
Total Liabilities and Stockholders' Equity                          $ 1,428,123    $ 1,605,416
                                                                    ==========================









----------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                               F-2







                                                                 ACE MARKETING &
                                                                PROMOTIONS, INC.

Statements of Operations
--------------------------------------------------------------------------------
Years Ended December 31,                               2009             2008

Revenues, net                                      $  3,248,132    $  6,069,356
Cost of Revenues                                      2,260,065       4,383,183
                                                   ----------------------------
  Gross Profit                                          988,067       1,686,173
                                                   ----------------------------

Operating Expenses:
  Selling, general and administrative expenses        2,569,021       2,927,628
                                                   ----------------------------
Total Operating Expenses                              2,569,021       2,927,628
                                                   ----------------------------

Loss from Operations                                 (1,580,954)     (1,241,447)
                                                   ----------------------------

Other Income (Expense):
  Interest expense                                       (1,031)         (1,042)
  Interest income                                         4,975          12,096
                                                   ----------------------------
Total Other Income (Expense)                              3,944          11,054
                                                   ----------------------------

Net Loss                                           $ (1,577,010)   $ (1,230,393)
                                                   ============================

Less Preferred Stock Dividend                      $         --    $     96,500
                                                   ----------------------------
                                                   $ (1,577,010)   $ (1,326,893)
                                                   ============================

Net Loss Per Common Share:

  Basic                                            $      (0.16)   $      (0.16)
                                                   ============================

  Diluted                                          $      (0.16)   $      (0.16)
                                                   ============================

Weighted Average Common Shares Outstanding:

  Basic                                              10,070,890       8,270,985
                                                   ============================

  Diluted                                            10,070,890       8,270,985
                                                   ============================





--------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                 F-3




                                                                                                                   ACE MARKETING &
                                                                                                                   PROMOTIONS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 2009 AND 2008
-----------------------------------------------------------------------------------------------------------------------------------


                                                                  Convertible
                                                                   Series A
                            Total           Common Stock        Preferred Stock    Additional                     Treasury Stock
                         Stockholders' ----------------------  ------------------    Paid-in                    -------------------
                           Equity        Shares       Amount    Shares     Amount    Capital      (Deficit)      Shares    Amount
                         ------------  -----------   --------  --------   -------  ------------  ------------   -------  ----------
Balance, at
  January 1, 2008        $  1,218,658    8,124,949   $    813                      $  3,657,920  $ (2,408,574)   23,334  $  (31,501)
Sale of Series A
  Preferred Stock             445,000                           450,000   $    45       444,955
Accretion of Beneficial
  Conversion Feature on
  Preferred Stock              96,500                                                    96,500
Deemed dividend on
  Pref Stock                  (96,500)                                                                (96,500)
Conversion of Preferred
  Stock                       890,000         89    (450,000)    (45)          (44)
Stock Based Payments          652,220      220,000         22                           652,198
Net Loss                   (1,230,393)                                                             (1,230,393)
                         ------------  -----------   --------  --------   -------  ------------  ------------   -------  ----------

Balance, at
  December 31, 2008         1,085,485    9,234,949   $    924        --        --  $  4,851,529  $ (3,735,467)   23,334  $  (31,501)
Stock Purchase                993,227    1,967,254        197                           993,030
Stock Warrant                 128,010                                                   128,010
Stock Grant                    34,200       46,000          5                            34,195
Stock Compensation            233,124                                                   233,124
Stock Issued to
  Placement Agent                  --      367,500         37                               (37)
Net Loss                   (1,577,010)                                                             (1,577,010)
                         ------------  -----------   --------  --------   -------  ------------  ------------   -------  ----------
Balance, at
  December 31, 2009      $    897,036   11,615,703   $  1,163        --   $    --  $  6,239,851  $ (5,312,477)   23,334  $  (31,501)
                         ============  ===========   ========  ========   =======  ============  ============   =======  ==========






-----------------------------------------------------------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.                                                                                              F-4




                                                                               ACE MARKETING &
                                                                              PROMOTIONS, INC.

STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------
Years Ended December 31,
----------------------------------------------------------------------------------------------
                                                                        2009          2008
----------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net loss                                                           $(1,577,010)  $(1,230,393)
                                                                     -------------------------
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                                        30,838        17,865
     Allowance for Doubtful Accounts Receivable                           10,000
     Stock-based compensation                                            385,334       652,220
     Changes in operating assets and liabilities:
       (Increase) decrease in operating assets:
       Accounts receivable                                               276,130       144,234
       Prepaid expenses and other assets                                 (94,179)       11,974
       Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                              21,156      (161,536)
                                                                     -------------------------
  Total adjustments                                                      619,279       674,757
                                                                     -------------------------
Net Cash Used in Operating Activities                                   (957,731)     (555,636)
                                                                     -------------------------

Cash Flows from Investing Activities:
  (Increase) Decrease in Note receivable                                 100,000      (100,000)
  Acquisition of property and equipment                                  (49,136)      (99,134)
                                                                     -------------------------
Net Cash Provided by (Used) in Financing Activities                       50,864      (199,134)
                                                                     -------------------------

Cash Flows from Financing Activities:

  Proceeds from sale of stock                                            993,227            --
  Proceeds from private placement of Series A Convertible Preferred           --       445,000
                                                                     -------------------------
Net Cash Provided by Financing Activities                                993,227       445,000
                                                                     -------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                      86,360      (309,770)
Cash and Cash Equivalents, beginning of year                             509,251       819,021
                                                                     -------------------------
Cash and Cash Equivalents, end of year                               $   595,611   $   509,251
                                                                     =========================

Supplemental Disclosure of non cash transaction:
  Beneficial conversion feature-preferred stock dividend                      --   $    96,500
                                                                     =========================






----------------------------------------------------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.                                               F-5

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008


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

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008


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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2009 and 2008.

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

NET INCOME PER SHARE - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 4,700,000 and 5,499,000 because they are anti-dilutive, as a result of a net loss for the years ended December 31, 2009 and 2008, respectively.

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were no advertising expenses for the year ended December 31, 2009 and for 2008 costs were approximately $10,100.

ACCOUNTING FOR STOCK BASED COMPENSATION. Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before excising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options for which vesting requirements will not be completed ("forefitures"). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 8 "Stock Option Plans" in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force
(EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.

         The Company adopted the Codification for the quarter ending September 30, 2009. There was no impact the condensed financial results as this change is disclosure-only in nature.

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008


In May 2009, the Financial Accounting Standards Board ("FASB") issued guidance on, Subsequent Events, which requires an entity after the balance sheet date to evaluate events or transactions that may occur for potential recognition or disclosure in its financial statements. This statement determines the circumstances under which the entity shall recognize these events or transactions in its financial statements and provides the disclosures that an entity shall make about them including disclosing the date through which the entity evaluated these events or transactions, as well as whether that date is the date the entity's financial statements were issued or the date the financial statements were available to be issued. The Company established that there would be no material effect with the adoption of this statement on its financial statements.


2. NOTES RECEIVABLE

On May 26, 2009, Ace Marketing received repayment of the Notes Receivable for a total of $100,000 from Blue Bite together with interest.


NOTE 3: PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consist of the following at December 31:

                                     USEFUL LIVES       2009           2008

         Furniture and Fixtures        5 years       $ 218,984      $ 169,848
         Leasehold Improvements        5 years           8,919          8,919
                                                     ---------      ---------
                                                       227,903        178,767
         Less Accumulated Depreciation                  94,271         63,433
                                                     ---------      ---------
                                                     $ 133,632      $ 115,334
                                                     ---------      ---------

         Depreciation expense for the years ended December 31, 2009 and 2008 was $30,838 and $17,865, respectively.

                        ACE MARKETING & PROMOTIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


NOTE 4: INCOME TAXES

         The provision for income taxes for the years ended December 31, 2009 and 2008 is summarized as follows:

                                                  2009               2008

         Current:
           Federal                         $              -    $            -
           State                                          -                 -
                                           ----------------------------------
                                                          -                 -
                                           ----------------------------------
         Deferred:
           Federal                                        -                 -
           State                                          -                 -
                                           ----------------------------------
                                           $              -    $            -
                                           ==================================


         The Company has federal and state net operating loss carryforwards of approximately $3,048,000, which can be used to reduce future taxable income through 2029.

         The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

                        ACE MARKETING & PROMOTIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


                     YEARS ENDED DECEMBER 31,        2009             2008
         ----------------------------------------------------------------------

         Deferred Tax Assets:
           Net operating loss carryforwards   $     1,219,000   $     759,000
           Stock based compensation                   780,000         650,000
           Allowance for doubtful accounts              8,000           8,000
                                              ---------------------------------
         Deferred Tax Assets                        2,007,000       1,417,000
         Less Valuation Allowance                   2,007,000       1,417,000
                                              ---------------------------------
         Net Deferred Tax Asset               $             -   $           -
                                              =================================

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                         YEARS ENDED DECEMBER 31,         2009             2008
                                                          ----             ----
         Federal Statutory Tax Rate                      34.00%          34.00%
         State Taxes, net of Federal benefit              6.00%           6.00%
         Change in Valuation Allowance                  (40.00%)        (40.00%)
                                                        ------------------------
         Total Tax Expense                                0.00%           0.00%
                                                        ========================

NOTE 5: STOCKHOLDERS' EQUITY

On October 9, 2009 the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000, (par value $.0001); to 100,000,000; (par value $.0001)
authorized shares.

PRIVATE PLACEMENT OF SECURITIES - During fiscal 2004, the Company sold through a private placement, 14.74 units (each consisting of 50,000 common shares and 50,000 Class A Warrants). Each Class A Warrant had an exercise price of $2.00 and was to expire on January 3, 2007. The Company extended the expiration date of the Class A Warrants to July 1, 2009. The Class AWarrants expired on September 30, 2009.

During fiscal 2005, the Company completed a private placement through the sale of 10 units (each consisting of 10,000 common shares and 10,000 Class B Warrants) at a purchase price of $10,000 per unit for net proceeds of $95,000, net of transaction cost of approximately $5,000. Each Class B Warrant had an exercise price of $2.00 and expires on January 2, 2008. Subsequent to December 31, 2007, the Company extended the expiration date of the Class B Warrants to July 1, 2009. The Class B Warrants expired on September 30, 2009.

                        ACE MARKETING & PROMOTIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008

During fiscal 2006, the Company completed a private placement (the "Offering") through the sale of 15.859 units (each consisting of 60,000 common shares and 30,000 Class C Warrants) at a purchase price of $105,000 per unit for net proceeds of $1,420,937, net of transaction costs of approximately $244,000. Each Class C Warrant has an exercise price of $1.75 per share and expires on June 30, 2009. The Class C Warrants expired on September 30, 2009.

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

NOTE 5: SHARE-BASED COMPENSATION

WARRANTS - On June 26, 2008 the Company issued to an investment advisor 133,500 common stock purchase warrants for the purpose of providing investor awareness and business advisory services. The services were recorded equal to the value of the warrants and an expense of $30,488 is included in operating expenses for the year ended December 31, 2008.

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

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008

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

On August 17, 2009, the Company issued to an independent contractor 40,000 restricted common stock to seek to obtain new business for the Company and to create general market awareness of the Company and new services, which include but not limited to Proximity Marketing. The term of the agreement expired on the close of business on November 30, 2009.

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

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008

All stock options under the Plan are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options generally vest over periods ranging from one to three years and generally expire either five or ten years from the grant date.

The Company's Plan is accounted for, in accordance with the recognition and measurement provisions requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission which provides the staff's views regarding the interaction between certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

NOTE 6: STOCK COMPENSATION

The Company's results for the years ended December 31, 2009 and 2008 include employee share-based compensation expense totaling approximately $(51,000) and $234,000 respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table summarizes stock-based compensation expense for the years ended December 31, 2009 and 2008:

                                                       Years Ended December 31,
                                                       ------------------------
                                                          2009            2008
                                                          ----            ----
Employee stock based compensation-option grants        $ (51,239)      $ 234,198

Employee stock based compensation-stock grants                --          17,000

Non-Employee stock based compensation-option grants      238,670          67,688

Non-Employee stock based compensation-stock grants        34,200          60,000

Non-Employee stock based compensation-stock warrant      164,008         273,334
                                                       ---------       ---------
                                                       $ 385,639       $ 652,220
                                                       =========       =========
NOTE 7: LOSS PER SHARE

Authoritative guidance requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the basis EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 8: STOCK OPTION PLAN

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "Plan") for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the "Plan").

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008


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

The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2009 and 2008 are as follows:


                                                 Years Ended December 31,

                                                2009                 2008
--------------------------------------------------------------------------------

Expected volatility                            135.23%                115.00%
Expected dividend yield                          -                      -
Risk-free interest rate                          1.27%                  3.13%
Expected term (in years)                         5.00                   5.00
--------------------------------------------------------------------------------

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008


                                                                        Weighted
                                                            Weighted    Average
                                                            Average     Remaining   Aggregate
                                                            Exercise   Contractual  Intrinsic
                                                Share         Price        Term       Value
---------------------------------------------------------------------------------------------
Outstanding, January 1, 2009                 3,491,222     $    .76
Granted                                      1,360,000     $    .97
Exercised                                           --           --
Cancelled                                   (1,822,000)    $   1.10
                                            -----------
Outstanding, December 31, 2009               3,029,222     $   1.09      4.26          --
                                            ===========

Options exercisable, December 31, 2009       2,539,222     $   1.11      4.26          --


The weighted-average grant-date fair value of options granted during the years ended December 31, 2009 and 2008 was $0.44 and $0.97

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.50 closing price of the Company's common stock on December 31, 2009.

As of December 31, 2009, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $531,000. Unamortized compensation cost as of December 31, 2009 is expected to be recognized over a remaining weighted-average vesting period of 2.50 years. As of December 31, 2008, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $405,000. Unamortized compensation cost as of December 31, 2008 was expected to be recognized over a remaining weighted-average vesting period of 3.20 years.

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008


The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2009 and 2008 are as follows:

--------------------------------------------------------------------------------
                                                        Years Ended

                                                   2009            2008
--------------------------------------------------------------------------------

Expected volatility                               115.32%         153.62%
Expected dividend yield                               --              --
Risk-free interest rate                             1.02%           1.91%
Expected term (in years)                            3.00            3.00


                                                                        Weighted
                                                            Weighted    Average
                                                            Average     Remaining   Aggregate
                                                            Exercise   Contractual  Intrinsic
                                                Share         Price        Term       Value
---------------------------------------------------------------------------------------------
Outstanding, January 1, 2009                 1,907,759      $   .91
Granted                                      1,117,377      $   .94
Exercised                                           --                     --
Cancelled                                    1,312,770                     --
                                             ---------
Outstanding, December 31, 2009               1,712,366      $   .86      2.65        --
                                             =========

Warrants exercisable, December 31, 2009      1,689,866      $   .86      2.40        --
                                             =========

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008


COMMON SHARES RESERVED

Placement Agent Warrants                                                  86,489
2005 Stock Option Plan                                                 3,029,222
Warrants  - Series 1 - 3                                                 858,500
Class D Warrants                                                         767,377

Class A, B and C Warrants have expired as of September 30, 2009

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company leases office space under non-cancelable operating leases, which expires in November 2011. The Company is obligated for the payment of real estate taxes under these leases. The Company is also currently leasing additional office space on a month-to-month basis. Minimum future rentals under non-cancelable lease commitments are as follows:

                            YEARS ENDING DECEMBER 31,
         2010                                              $            31,000
         2011                                                           29,000

Rent and real estate tax expense was approximately $93,000 and $92,000 for the years December 31, 2009 and 2008, respectively.

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

                        ACE MARKETING & PROMOTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2009 AND 2008

TRANSACTIONS WITH MAJOR CUSTOMERS - The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the year ended December 31, 2009 two customers accounted for approximately 14 % of net revenues and for the year ended December 31, 2008 the customers accounted for approximately 26 % of net revenues.

10. SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS Cash paid during the years for:

                    YEARS ENDED DECEMBER 31,            2009           2008


Interest                                           $    1,031       $  1,042
                                                   =========================

Income Taxes                                       $        -       $      -
                                                   =========================


11. SUBSEQUENT EVENTS

CONSULTING AGREEMENT - In January 2010, the Company entered into an agreement with a consulting firm to provide services over the next twelve months. The agreement provides for the issuance of 100,000 restricted common shares of Common Stock.

In January 2010, the Company also entered into an agreement with a two individuals to provide services over the next twelve months. The agreement provides for the issuance of 57,500 shares and 52,500 restricted common shares of Common Stock.

In January 2010, the Company approved the agreement with employees and consultants to issue 45,000 restricted shares of its Common Stock for services rendered over the last 12 months.

The Company has evaluated all subsequent events through the filing date of this form 10-K for appropriate accounting and disclosures.

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

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria described in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009.

         A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

         Management identified the following material weaknesses as of December 31, 2009 that also existed at December 31, 2008.

INFORMATION TECHNOLOGY

         a) Management identified certain control procedures that were not sufficiently documented relating to the managing of operations for application and technology platforms.

FINANCIAL REPORTING

         Management identified the following significant deficiencies that when aggregated give rise to a material weakness. These deficiencies include a) lack of review or evidence of review in the financial reporting process.

         Management identified the following additional material weaknesses as of December 31, 2009.

         To remediate one of the 2008 deficiencies a software link was created between the operating and accounting databases. As a result of our year end audit process a deficiency was noted in the process of reconciling the sub-ledger to the general ledger balance.

MANAGEMENT'S PLAN OF REMEDIATION

INFORMATION TECHNOLOGY

     a) Management will document their policies and procedures as they relate to the managing of operations for application and technology platforms. These policies will be documented in Q2 2010 and will be completed by the end of Q3 2010.

FINANCIAL REPORTING

     a) Managements plans to address the lack of review or evidence of review in the financial reporting process by instituting a checklist process where the CEO or an outside consultant will review transactions created by the CFO.
     b) The database link was created in mid 2009 and will continue to be monitored and tested. Management believes the process has improved considerably and believes any outstanding issues will be fully resolved by Q2 2010.

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

CHANGES IN INTERNAL CONTROLS

         A significant change in internal controls over financial reported took place in Q3 of 2009, regarding the dual databases. Management created a link between the two databases, thus integrating the operations data into the finance database.


Item 9.B.  Other Information.
-----------------------------

         None.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
-----------------------------------------------------------------

         The names, ages and principal occupations of the Company's present officers and directors are listed below.


                                   FIRST BECAME DIRECTOR
     NAME (1)            AGE           AND/OR OFFICER             POSITION
     -------             ---           --------------             --------

Dean Julia                42                 1998             Chief Executive Officer/ Secretary/
                                                                    Treasurer/Director/Co-Founder
Michael Trepeta           38                 1998             President/Director/Co-Founder
Scott Novak               42                 1998             Director/Co-Founder
Sean McDonnell            47                 2005             Chief Financial Officer
Domenico Iannucci         54                 2009             Director

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

DOMINICO IANNUCCI

         Mr. Iannucci has owned and managed a residential and commercial construction company for over 24 years.

LACK OF COMMITTEES
------------------

         Our Company has no audit, compensation or nominating committees of our board of directors or committees performing similar functions. Domenico Iannucci is the Company's sole "independent director," but he is not a "financial expert" as those terms are defined below. See "Risk Factors."

Under the National Association of Securities Dealers Automated Quotations definition, an "independent director" means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board's discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;
(3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Ace has served on that company's compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Ace's outside auditor.

         The term "Financial Expert" is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

         The Company is seeking to add to the Board an "independent director" who is a "financial expert" and at that time, to form an audit committee consisting of Mr. Iannucci and the financial expert. In the event an audit committee is established, of which there can be no assurances given, its first responsibility would be to adopt a written charter. Such charter would be expected to include, among other things:

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


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all
Section 16(a) forms they file. During fiscal 2009, none of our officers, directors or 10% or greater stockholders failed to file or filed any forms late to the best of our knowledge, except that Domenico Iannucci filed Form 5's on two occasions in January 2009 to report the late filings of Form 4's pertaining to 2008 transactions.

Item 11.  Executive Compensation.
---------------------------------

         The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2008 and 2009 by (1) each person who served as the principal executive officer of the Company during fiscal year 2009; (2) the Company's most highly compensated (up to a maximum of two) executive officers as of December 31, 2009 with compensation during fiscal year 2009 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2009.

                                                             SALARY COMPENSATION
                                                        ---------------------------------------
                                                                    NON-EQUITY     NONQUALIFIED
NAME AND                                                 OPTIONS    INCENTIVE PLAN DEFERRED      ALL OTHER
PRINCIPAL             FISCAL                    STOCK    AWARDS     COMPENSATION   COMPENSATION  COMPENSATION
POSITION               YEAR  SALARY($) BONUS    AWARDS   ($)(1)     ($)            EARNINGS ($)  ($) (2)(3)   TOTAL ($)
--------------------- ------ ------------------ ------- ----------- -------------- ------------- ------------ ----------
Dean L. Julia         2009   $216,000  $3,500   ___     $  38,998   ___            ___           $   8,123    $  266,621
Chief Executive       2008   $216,000  _____    ___        32,648   ___            ___              13,368    $  262,016
 Officer

Michael D. Trepeta    2009   $216,000  $3,500   ___     $  38,998   ___            ___           $   7,429    $  266,621
President             2008   $216,000  _____    ___     $  32,648   ___            ___           $  12,447    $  261,095

--------------------

(1) While the financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FASB for options and restricted stock awards, the table reflects the entire date of grant amount to be expensed over the service period as if the total dollar amount were earned in the year of grant. Such guidance requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.


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

         No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2009 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

         For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see "Employment Agreements".

EXECUTIVE OFFICER OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2009.

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
               UNEXERCISE   UNEXERCISED     UNEXERCISED     OPTION    OPTION      STOCK THAT STOCK THAT  THAT HAVE OTHER RIGHTS
               OPTIONS(#)   OPTIONS(#)      UNEARNED        EXERCISE  EXPIRATION  HAVE NOT   HAVE NOT    NOT       THAT HAVE NOT
NAME           EXERCISABLE  UNEXERCISABLE   OPTIONS (#)     PRICE     DATE        VESTED(#)  VESTED      VESTED    VESTED

Dean L. Juli     250,000    --              --              $ 1.00   01/03/15      --         --         --        --
(1)              200,000    --              --              $ 1.20   12/28/15      --         --         --        --
                 150,000    --              --              $ 1.20   08/22/17      --         --         --        --
                   50,000   __              __              $ 1.20   03/01/13      --         --         --        --
                   50,000   __              __              $  .65   03/02/19      --         --         --        --
                   50,000   __              __              $  .54   03/25/20      --         --         --        --

Michael D.
Trepeta          250,000    --              --              $ 1.00   01/03/15      --         --         --        --
(1)              200,000    --              --              $ 1.20   12/28/15      --         --         --        --
                 150,000    --              --              $ 1.20   08/22/17      --         --         --        --
                   50,000   __              __              $ 1.20   03/01/13      --         --         --        --
                   50,000   __              __              $  .65   03/02/19      --         --         --        --
                   50,000   __              __              $  .54   03/25/20      --         --         --        --
--------------
(1) All options contain cashless exercise provisions and are currently fully vested.



EMPLOYMENT AGREEMENTS

         Each of the following executive officers is a party to an employment agreement with the Company.

NAME               POSITION                     MONTHLY SALARY (1)     BONUS (2)
----               --------                     ------------------     ---------

Dean L. Julia      Chief Executive Officer          $ 22,000           Annual bonus of at least 5% of pre-tax earnings
Michael Trepeta    President                        $ 22,000           Annual bonus of at least 5% of pre-tax earnings
----------

(1) The monthly salary is effective March 1, 2010. Compensation of each executive officer named in the table above has his monthly base salary increased by $2,000 each subsequent March 1st during the term of the agreement and any extensions thereof. During the period March 1, 2009 through February 28, 2010, each officer waived $24,000 of his salary as a result of the financial outlook of the economy and the difficult environment in which Ace is operating.

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

          o The annual grant on March 1 of each year of ten-year stock options to purchase 50,000 shares at an exercise price equal to the then fair market value of our common stock as determined by the Board. On December 28, 2005, Messrs. Trepeta and Julia each agreed to amend their employment contracts to eliminate the automatic annual grant of options in consideration of the grant of ten year options to purchase 200,000 shares exercisable at $1.20 per share, with one-half immediately vested and the other half vested on December 28, 2008 irrespective of employment or termination thereof; Pursuant to a three-year extension of their employment agreements, the automatic grant of 50,000 options at fair market value on each anniversary date of the contract recommenced on March 1, 2008. A signing bonus was paid to each executive consisting of options to purchase 150,000 shares, fully vested at the date of grant and exercisable at $1.20 per share at any time through August 22, 2017;
          o Election to the Board of Directors and during the term of employment, the Board's nomination for re-election to the Board;
          o Paid disability insurance and term life insurance for the benefit of each Executive's family in an amount fixed by the Board at a cost not to exceed $10,000 per annum;
          o    Use of company automobile with all related costs paid for by us;
          o    Health insurance;
          o    Right to participate in any pensions of our company;
          o Termination pay of one-year base salary based upon the scheduled annual salary of each executive officer for the next contract year, plus the amount of bonuses paid or entitled to be paid to the executive for the current fiscal year or the preceding fiscal year, whichever is higher;
          o    Health insurance; and
          o    Right to participate in any pensions of our company.

DIRECTOR COMPENSATION

STOCK OPTIONS

         Stock options and equity compensation awards to our non-employee / non-executive director are at the discretion of the Board. As of December 31, 2009, no options or equity awards have been made to our non-employee / non-executive directors.

CASH COMPENSATION

         Our non-employee / non-executive director is eligible to receive a fee of $500 to be paid for attending each Board meeting; however, no fees were paid in 2009.

TRAVEL EXPENSES

         All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each non-employee and non-executive director as of December 31, 2009.


                              DIRECTOR COMPENSATION
                              ------------------------------------------------------------------------------------
                              FEES
                              EARNED                    NON-EQUITY      NONQUALIFIED
NAME AND                      OR PAID  STOCK   OPTION   INCENTIVE PLAN  DEFERRED         ALL OTHER
PRINCIPAL                     IN CASH  AWARDS  AWARDS   COMPENSATION    COMPENSATION    COMPENSATION
POSITION                      ($)      ($)     (1)      ($) (2)         EARNINGS ($)     (3)          TOTAL ($)
                              ------------------------------------------------------------------------------------

Scott Novack, Director        --       --       --         --              --             --             --

Domenico Iannucci, Director   --       --       --         --              --             --             --

----------------
(1)  While the financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FASB for options and restricted stock awards, the table reflects the entire date of grant amount to be expensed over the service period as if the total dollar amount were earned in the year of grant. Such guidance requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.
     For a description FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

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

Awards
------

         As of December 31, 2009, the Company has granted non-statutory stock options to purchase 3,029,222 shares of the Company's Common Stock with a weighted average exercise price of $1.10 per share. The board has granted options with varying terms.

         It is not possible to predict the individuals who will receive future awards under the Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2009 on the known benefits provided to certain persons and group of persons under the Plan.


   -------------------------------- ------------------------- ------------------------ -------------------------------
                                    NUMBER OF  SHARES         RANGE OF EXERCISE        VALUE OF UNEXERCISED OPTIONS
                                    SUBJECT TO OPTIONS        PRICE ($) PER SHARE      AT DEC. 31, 2009 (1)
   -------------------------------- ------------------------- ------------------------ -------------------------------

   -------------------------------- ------------------------- ------------------------ -------------------------------
   Dean L. Julia, Chief                 700,000               $.65 - $1.20                          $-0-
   Executive Officer (2)
   -------------------------------- ------------------------- ------------------------ -------------------------------
   Michael D. Trepeta,                  700,000               $.65 - $1.20                          $-0-
   President (2)
   -------------------------------- ------------------------- ------------------------ -------------------------------
   Sean McDonnell, Chief                 50,000               $1.00                                 $-0-
   Financial officer
   -------------------------------- ------------------------- ------------------------ -------------------------------
   Three  Executive  Officers As a    1,450,000               $.65 - $1.20                          $-0-
   group
   -------------------------------- ------------------------- ------------------------ -------------------------------
   Non-Executive Officer,
   Employees and                      1,469,222               $.80-$ 2.50                           $-0-
   Consultants
   -------------------------------- ------------------------- ------------------------ -------------------------------

     (1) Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $.50 based upon a last sale on (or the last trade date before) December 31, 2009) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

     (2) Does not include options to purchase 50,000 shares exercisable at $.54 per share granted on March 25, 2010.

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

2009 Employee Benefit and Consulting Compensation Plan
------------------------------------------------------

        On August 28, 2009, the Board established and on October 7, 2009, the stockholders approved an Employee Benefit and Consulting Compensation Plan (the "2009 Plan") covering 4,000,000 shares with an effective date of October 7, 2009.

Administration
--------------

         Our Board of Directors, Compensation Committee or both, in the sole discretion of our Board, will administer the 2009 Plan. The Board, subject to the provisions of the 2009 Plan, has the authority to determine and designate employees and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Board or Compensation Committee may, in its sole discretion, accelerate the vesting of awards. Our Compensation Committee must approve all grants of Options and Stock Awards issued to our executive officers or directors.

         Types of Awards
         ---------------

         The 2009 Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. In furtherance of this purpose, the 2009 Plan contained provisions for granting incentive and non-statutory stock options and Common Stock Awards.

         STOCK OPTIONS. A "stock option" is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 100% of the fair market value of the Common Stock on the date of grant. The option price must be paid in cash, money order, check or Common Stock of the Company. The Options (excluding Incentive Stock Options) may also contain at the time of grant, at the discretion of the Board, certain cashless exercise provisions.

         Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the Optionee ceases to be an employee of our company for any reason other than death, any option originally granted as an Incentive Stock Option exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the Optionee's death, any originally granted Incentive Stock Option exercisable at the date of death may be exercised by the legal heirs of the Optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs. In the event of disability of the Optionee, any originally granted Incentive Stock Options shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs. The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

         COMMON STOCK AWARD. "Common Stock Awards" are shares of Common Stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Board if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of Common Stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period unless otherwise determined by the Board, the restricted stock award will be terminated.

Eligibility
-----------

         The Company's officers, employees, directors and consultants of Ace and its subsidiaries are eligible to be granted stock options, and Common Stock Awards. Eligibility shall be determined by the Board or our Compensation Committee; however, all Options and Stock Awards granted to officers and directors must be approved by our Compensation Committee.

Termination or Amendment of the 2009 Plan
-----------------------------------------

         The Board may at any time amend, discontinue, or terminate all or any part of the 2009 Plan, provided, however, that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided that we will seek the approval of our stockholders for any amendment if such approval is necessary to comply with any applicable federal or state securities laws or rules or regulations.

Awards
------

         It is not possible to predict the individuals who will receive future awards under the 2009 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board or our Compensation Committee. Currently, there have been no awards granted under the 2009 Plan. The 2009 Plan will terminate and no awards may be granted after October 6, 2019.

SHARES SUBJECT TO THE PLAN
--------------------------

         The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Plan is 4,000,000. Such shares may be either authorized and unissued shares or issued shares reacquired by the Company and held in treasury. The Plan does not limit the number of shares of Common Stock with respect to which options or Stock Awards may be granted to any individual during any calendar year, except there are limits in the case of Incentive stock Options to those established by the Internal Revenue Code of 1986, as amended. The aggregate number of shares issuable under the 2009 Plan and the number of shares subject to options and awards to be granted under the Plan are subject to adjustment in the event of certain mergers, reorganizations, consolidations, recapitalizations, dividends (other than a regular cash dividend), stock split or other change in corporate structure affecting the Common Stock. Shares subject to options that expire, terminate or are canceled unexercised, shares of stock that have been forfeited to the Company and shares that are not issued as a result of forfeiture or termination of an award may be reissued under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
----------------------------

         As of March 25, 2010, the Company had outstanding 13,233,847 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.


-------------------------------------------------- ----------------------- -----------------

NAME AND ADDRESS OF BENEFICIAL OWNER (1)              NUMBER OF COMMON     APPROXIMATE
-------------------------------------------------- ----------------------- -----------------
--------------------------------------------------------------------------------------------
OFFICERS AND DIRECTORS:
-------------------------------------------------- ----------------------- -----------------
-------------------------------------------------- ----------------------- -----------------
Scott Novak                                              1,052,402                  8.0 %
457 Rockaway Avenue
Valley Stream, NY 11583
-------------------------------------------------- ----------------------- -----------------
Michael D. Trepeta
457 Rockaway Avenue
Valley Stream, NY 11583(3)                               1,766,402                 12.7 %
-------------------------------------------------- ----------------------- -----------------
Dean L. Julia
457 Rockaway Avenue
Valley Stream, NY 11583 (3)                              1,736,901                 12.5 %
-------------------------------------------------- ----------------------- -----------------
Sean McDonnell                                             50,000                    *
457 Rockaway Avenue
Valley Stream, NY 11583 (4)
-------------------------------------------------- ----------------------- -----------------
Domenico Iannucci
One Windsor Drive
Muttontown, NY 11753 (5)                                  639,650                   4.8 %
-------------------------------------------------- ----------------------- -----------------
All Directors and Officers as a
Group (five persons) (6)                                 5,245,355                 35.3 %
-------------------------------------------------- ----------------------- -----------------

*      Less than 1%

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

(2) Assumes the Maximum Amount is sold at an Adjusted per Share Price of $0.75 and includes 280,000 shares of Common Stock to be issued to the Introducing Agent(s) upon consummation of the Offering. Does not include shares issuable upon exercise of Introducing Agent Warrants that will be issued upon consummation of this Offering.

(3)  Includes options to purchase 752,000 shares.

(4)  Includes options to purchase 50,000 shares.

(5) Consists of 539,660 shares of Common Stock and options to purchase 100,000 shares.

(6)  Includes options to purchase 1,650,000 shares.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
-------------------------------------------------------------------

         The following summary information is as of December 31, 2009 and relates to our 2005 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                (a)                            (b)                    (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
                                                                                      Number of securities
                                                                                      remaining available for
                                Number of shares of common     Weighted average       future issuance under
                                stock to be issued upon        exercise price of      equity compensation plans
                                exercise of                    outstanding            (excluding shares
Plan category                   outstanding options            options                 reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation                       3,029,222                    1.09                       944,778
Plans  (1)
------------------------------- ------------------------------ ---------------------- --------------------------------

(1) Options exercisable at December 31, 2009 include 2,539,222 shares with an exercise price range of $.65 to $2.50 per share. The foregoing table does not reflect 26,000 shares of Common Stock issued pursuant to the 2005 Plan.

         The following summary information is as of December 31, 2009 and relates to our 2009 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

------------------------------- ------------------------------ ---------------------- --------------------------------
                                (a)                            (b)                    (c)
------------------------------- ------------------------------ ---------------------- --------------------------------
                                                                                      Number of securities
                                                                                      remaining available for
                                Number of shares of common     Weighted average       future issuance under
                                stock to be issued upon        exercise price of      equity compensation plans
                                exercise of                    outstanding            (excluding shares
Plan category                   outstanding options            options                 reflected in column (a)
------------------------------- ------------------------------ ---------------------- --------------------------------
Equity compensation                          -0-                        N/A                      4,000,000
Plans  (1)
------------------------------- ------------------------------ ---------------------- --------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
--------------------------------------------------------------------
INDEPENDENCE.
-------------

         Michael Trepeta's wife has a company which is a candle supplier. From time-to-time, we have in the past and may in the future purchase candle supplies from her company. During 2006, 2007, 2008 and 2009, we purchased a total of $8,657, $4,934, $3,165 and $510, respectively, from her company.

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

         For their services, Legend received warrants to purchase 350,000 shares of the Company's restricted Common Stock, exercisable at $.80 per share, over a term of five (5) years, with the warrants investing 25% immediately and the balance in monthly incremental amounts through January 2010.

         Also, in consideration for the services provided in the agreement and subject to the completion of the Company's successful raise of net proceeds of at least $1,250,000 from the sale of its common stock (hereinafter referred to the "Capital Transaction"), the Company shall accrue a monthly advisory fee of ten thousand dollars ($10,000.00) per month (the "Monthly Advisory Fee"). These Monthly Advisory Fees totaling $120,000 were paid in March 2010.

         Between July and October 2008, the Company sold 445,000 shares of its Series A Convertible Preferred Stock at a purchase price of $1.00 per share. The brother of the Company's President, Michael Trepeta, purchased $250,000 and Domenico Iannucci, who later became a director, purchased $100,000 of the Series A Convertible Preferred Stock sold in this transaction. On December 15, 2008, all of the Series A Convertible Preferred Stock automatically converted into 890,000 shares of Common Stock at a conversion price of $.50 per share.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

AUDIT FEES

         For the fiscal year ended December 31, 2009 and 2008, the aggregate fees billed or expected to be billed for professional services rendered by Holtz Rubenstein Reminick LLP ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $72,000 and $69,000, respectively.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         For the fiscal years ended December 31, 2009 and 2008, there were $-0-in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

         For the fiscal years ended December 31, 2009 and 2008, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

AUDIT COMMITTEE - PRE-APPROVAL

         The Company does not have a standing audit committee. Therefore, all services provided to the Company by Holtz Rubenstein Reminick LLP as detailed above, were pre-approved by the board of Directors and all work of said firm was performed solely by their permanent employees.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS

         The following documents are filed under "ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," beginning on page F-1 through page F-20and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2009 and 2008:

         Reports of Independent Registered Public Accounting Firms
         Balance Sheets
         Statements of Operations
         Statement of Stockholders' Equity
         Notes to Financial Statements


(b) EXHIBITS

Exhibit  No.             Description
-------  ---             -----------

3.1          Articles of Incorporation filed March 26, 1998 (1)
3.2          Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3          Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4          Amended By-Laws (1)
10.1         Employment Agreement - Michael Trepeta (2)
10.2         Employment Agreement - Dean Julia (2)
10.3         Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4         Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5         Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6         Agreement with Aon Consulting (6)
11.1         Statement  re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1         Code of Ethics/Code of Conduct (5)
21.1         Subsidiaries of the Issuer - None in 2007
23.1         Consent of by Holtz Rubenstein Reminick LLP (3)
31.1         Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2         Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1         Chief Executive Officer Section 1350 Certification (3)
32.2         Chief Financial Officer Section 1350 Certification (3)
99.1         2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2         Form of Class A Warrant (2)
99.3         Form of Class B Warrant (2)
99.4         Amendment to 2005 Plan (4)
99.5         Form of Class C Warrant (8)
99.6         Release of Earnings - 2009 (3)
99.7         2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.8         Form of Class D Warrant (3)
-------------------

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

Dated:  Valley Stream, New York
March 30, 2010

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signatures                      Title                             Date
----------                      -----                             ----

/s/ Dean L. Julia               Chairman of the Board             March 30, 2010
---------------------------     Chief Executive Officer
Dean L. Julia


/s/ Sean McDonnell               Chief Financial Officer          March 30, 2010
---------------------------
Sean McDonnell

/s/ Michael D. Trepeta           President, Director              March 30, 2010
---------------------------
Michael D. Trepeta

/s/ Scott Novack                 Director                         March 30, 2010
---------------------------
Scott Novack

/s/ Domenico Iannucci            Director                         March 30, 2010
---------------------------
Domenico Iannucci


Dean L. Julia, Michael D. Trepeta, Scott Novack and Domenico Iannucci represent all the current members of the Board of Directors.