Form 10-Q
period 2010-03-31
ACE MARKETING & PROMOTIONS INC
filed 2010-05-14
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

COMMISSION FILE NUMBER: 000-51160

ACE MARKETING & PROMOTIONS, INC.
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

Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file).

Yes ☐  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 14, 2010, the registrant had a total of 13,139,928 shares of Common Stock outstanding.

ACE MARKETING & PROMOTIONS, INC.

FORM 10-Q QUARTERLY REPORT

ACE MARKETING &
PROMOTIONS, INC.
Condensed Balance Sheets
	March 31,	December 31,
	2010	2009
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$603,576	$595,611
Accounts receivable, net of allowance for doubtful accounts of $20,000 at March 31, 2010 and December 31, 2009	315,504	533,555
Prepaid expenses and other current assets	255,949	157,580
Total Current Assets	1,175,029	1,286,746

Property and Equipment, net	226,586	133,632

Other Assets	7,745	7,745
Total Assets	$1,409,360	$1,428,123

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$214,779	$310,753
Accrued expenses	83,372	230,334
Total Current Liabilities	298,151	541,087

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,139,928 and 11,615,703 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,315	1,163
Additional paid-in capital	6,841,298	6,229,851
Accumulated deficit	(5,699,903)	(5,312,477)
	1,142,710	918,537
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	1,111,209	887,036
Total Liabilities and Stockholders' Equity	$1,409,360	$1,428,123

See notes to condensed  financial statements.

ACE MARKETING &
PROMOTIONS, INC.
Condensed Statements of Operations
	2010	2009
Three Months Ended March 31,	Unaudited	Unaudited

Revenues, net	$596,381	$455,032
Cost of Revenues	361,217	330,868
Gross Profit	235,164	124,164

Operating Expenses:
Selling, general and administrative expenses	622,733	590,945
Total Operating Expenses	622,733	590,945

Loss from Operations	(387,569)	(466,781)

Other Income (Expense):
Interest expense	(61)	(26)
Interest income	204	2,756
Total Other Income (Expense)	143	2,730

Net Loss	$(387,426)	$(464,051)

Net Loss Per Common Share:

Basic	$(0.03)	$(0.05)

Diluted	$(0.03)	$(0.05)

Weighted Average Common Shares Outstanding:

Basic	12,580,816	9,523,000

Diluted	12,580,816	9,523,000

See notes to condensed  financial statements.

ACE MARKETING &
PROMOTIONS, INC.
Condensed Statements of Cash Flows
	2010	2009
Three Months Ended March 31,	Unaudited	Audited

Cash Flows from Operating Activities:
Net loss	$(387,426)	$(464,051)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,693	6,872
Stock-based compensation	141,149	124,777
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	218,051	458,704
Prepaid expenses and other assets	(98,369)	(39,903)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(215,486)	(230,084)
Total adjustments	56,038	320,366
Net Cash Used in Operating Activities	(331,388)	(143,685)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(103,647)	-
Net Cash Used in Financing Activities	(103,647)	-

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	443,000	250,000
Net Cash Provided by Financing Activities	443,000	250,000

Net Increase in Cash and Cash Equivalents	7,965	106,315
Cash and Cash Equivalents, beginning of period	595,611	509,251
Cash and Cash Equivalents, end of period	$603,576	$615,566

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION:

The accompanying condensed financial statements and footnotes thereto are unaudited.

The Condensed Balance Sheets as of March 31, 2010 and December 31, 2009, the Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and the Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

The information contained in this report on Form 10-Q should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2009.

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses. Actual results could differ from these estimates.

NATURE OF OPERATIONS - Ace Marketing & Promotions, Inc. (the “Company”) is a Promotional Marketing Company, that concentrate on three main business verticals; Branding, Interactive Solutions, and Mobile Marketing.  Each vertical contains several solutions.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

Under the Mobile vertical, we provide Proximity Marketing and SMS Text platforms & services.  Several years ago the term “Mobile Marketing” was really just a buzz word, last year mobile marketing became more of a reality, and now many companies are eagerly adding “mobile” to their advertising and marketing mix.  Our clients and potential clients are coming to the conclusion that if they are not marketing to their customers or fans on their cell phones, then they are behind the times. To address this exciting market opportunity, Ace has quickly become involved in Proximity Marketing.  Utilizing Proximity Marketing devices purchased by us, we are setting up Bluetooth and Wi-Fi Proximity Marketing networks that allow us to deliver content directly to consumers’ cell phones  for  free.   There  is no  network  charge  by  a  cell phone carrier as we intend to  set up  our own  devices  throughout sports and entertainment venues, retail locations, and any other relevant locations, effectively creating our own local network. The Proximity Marketing devices appear set to become the next component of advertising and marketing expenditures as mobile marketing gains more and more momentum.  This allows us to target and deliver rich media content at targeted locations at targeted times where it is most relevant.  The technology allows us to control all locations and campaigns remotely whether they are down the block or across the country.   With precise statistical reporting as to how many consumers downloaded the campaign, advertisers now have an exciting new and measurable medium to communicate with fans and consumers. It is our vision to build this network at various locations across the United States and have plans for our first permanent installations this calendar year.  Our SMS Text platforms provide another effective tool for our clients to interact with their customers through their mobile devices.  This technology can be used to complement Proximity Marketing or as a stand-alone marketing channel.

Management believes that the services, products and technology platforms that we have assembled provide our clients with an exceptional mix of solutions for reaching Ace’s customers in ways that were previously impossible.  We give clients the ability to choose a solution “A La Carte”, where we will simply create their branded merchandise, or just create their website, and there are other times where a client will have us provide the entire suite of solutions.  We now have the ability to create the brand identity as well as the merchandise to go along with it.  Our platforms allow us to create the website and the ecommerce platform to sell it on, communicate with the customer or fan base via email marketing, and also create and manage a client’s mobile marketing initiatives using text messaging and proximity marketing.  Additionally, we provide warehousing, fulfillment, and shipping directly from Ace for online programs.  Providing the entire suite of solutions for a single client allows that client to exclusively use Ace where in the past they may have had to look to several different companies.  Through the suite of solutions Ace can now deliver, we have transformed from a supplier into a partner, and our sales representatives are now seen as business solution consultants.

NOTE 2:  ACCOUNTING PRONOUNCEMENTS:

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements.  The amendments  remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations preformed by the Company.  This ASU became effective upon issuance.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 3:  SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition - Revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise.  The Company applies the revenue recognition principles which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has been completed, (iii) the customer accepts and verifies receipt, (iv) collectability is reasonably assured. The Company records all shipping and handling fees billed to customers as revenues and related costs as cost of goods sold, when incurred.

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

NOTE 4: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 5,800,000 and 6,344,000 because they are anti-dilutive as a result of a net loss for the three months ended March 31, 2010 and 2009, respectively.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 5: STOCK COMPENSATION
.
Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended March 31, 2010 and 2009 include employee share-based compensation expense totaling approximately $141,000 and $125,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Employee stock-based compensation - option grants	$49,280	$30,160
Employee stock-based compensation - stock grants	-	-
Non-Employee stock-based compensation - option grants	(28,345	34,410
Non-Employee stock-based compensation - stock grants	105,150	4,200
Non-Employee stock-based compensation-stock warrant	15,064	56,007

Total	$141,149	$124,777

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 6: STOCK OPTION PLAN

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "2005 Plan") for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000.  In October 2009, the Company established and the stockholders approved a 2009 Employee Benefit and Consulting Services Compensation Plan (the "2009 Plan") for granting up to 4,000,000 non-statutory and incentive stock options and awards to directors, officers, consultants and employees of the Company. (The 2005 Plan and the 2005 Plan are collectively referred to as the "Plans".)

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

The weighted average assumptions made in calculating the fair values of options granted during the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009

Expected volatility	132.18%	130.52%
Expected dividend yield	-	-
Risk-free interest rate	3.91	1.15%
Expected term (in years)	10.00	3.00

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2010	3,029,222	1.09	4.26
Granted	110,000	.54	10.00
Exercised	-
Cancelled	-

Outstanding, March 31, 2010	3,139,222	1.07	4.23

Options exercisable, March 31, 2010	2,589,222	1.09	4.27	$20,500

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 was $0.54 and $0.49, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.51 closing price of the Company's common stock on March 31, 2010.

As of March 31, 2010, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $277,000. Unamortized compensation cost as of March 31, 2010 is expected to be recognized over a remaining weighted-average vesting period of  1.79 years.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009

Expected volatility	132.18%	139.01%
Expected dividend yield	-	-
Risk-free interest rate	3.84%	2.07%
Expected term (in years)	5.00	3.82

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2010	1,712,366	$0.86	2.65	$0.23
Granted	963,500	$0.94
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2010	2,675,866	$0.89	2.36

Warrants exercisable, March 31, 2010	2,675,866	$0.89	2.36

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 7:  CONSULTING AGREEMENTS

 In January 2010, the Company entered into an agreement with a consulting firm to provide services over the next twelve months. The agreement provides for the issuance of 100,000 restricted common shares of Common Stock.

In January 2010, the Company also entered into an agreement with a two individuals to provide services over the next twelve months. The agreement provides for the issuance of 57,500 shares and 52,500 restricted common shares of Common Stock which vest immediately.

NOTE 8: PRIVATE  PLACEMENT

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

NOTE 9: OPTIONS OUTSIDE COMPENSATION PLAN

On March 25, 2010, the Company granted Non-Statutory Stock Options to purchase 10,000 shares of the Company’s Common Stock to an attorney for services rendered. at an exercise price of $.54 per share, with 100% of the options vesting immediately and expiring on March 25, 2020.

On March 25, 2010, the Company issued a total of 100,000 Non-Statutory Stock Options to two key employees in accordance with their employment agreement.  The Options have an exercise price of $.54 per share, with 100% of the options vesting immediately and expiring on March 25, 2020.

On April 9, 2009, the Company hired a firm as an independent sales organization to promote its proximity marketing units in the sports and entertainment industry. The firm was granted options to purchase 100,000 shares at $.90 per share outside of Ace’s compensation plan which generates approximately a non-cash $3,000 expense on a monthly basis.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 10:  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q for appropriate accounting and disclosures.

 On April 7, 2010, the Board of Directors approved a five-year extension of the employment contracts of Dean L. Julia and Michael D. Trepeta to expire on March 1, 2015. The Board approved the continuation of each officer's current annual salary and scheduled salary increases which will next occur on March 1, 2011. The Board also approved a signing bonus of stock options to purchase 200,000 shares granted to each officer which is fully vested at the date of grant and exercisable at $.50 per share through April 7, 2020; ten-year stock options to purchase 100,000 shares of Common Stock to be granted to each officer at fair market value on each anniversary date of the contract and extension thereof commencing March 1, 2011; and termination pay of one year base salary based upon the scheduled annual salary of each executive officer for the next contract year plus the amount of bonuses paid or entitled to be paid to the executive for the current fiscal year or the preceding fiscal year, whichever is higher. In the event of termination, the executives will continue to receive all benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof.

On April 7, 2010, the Board of Directors approved the grant of options to purchase 150,000 shares of Common Stock to  a director, exercisable at $.50 per share at any time from the date of grant through April 7, 2020. The Board also approved commencing March 1, 2011, and every March 1st thereafter, the grant of 50,000 ten-year stock options to purchase shares at the fair market value at the date of grant to each director who is not an executive officer of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS    OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2009 which includes our audited financial statements for the year ended December 31, 2009 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

Under the Mobile vertical, we provide Proximity Marketing and SMS Text platforms & services.  Several years ago the term “Mobile Marketing” was really just a buzz word, last year mobile marketing became more of a reality, and now many companies are eagerly adding “mobile” to their advertising and marketing mix.  Our clients and potential clients are coming to the conclusion that if they are not marketing to their customers or fans on their cell phones, then they are behind the times. To address this exciting market opportunity, Ace has quickly become involved in Proximity Marketing.  Utilizing Proximity Marketing devices purchased by us, we are setting up Bluetooth and Wi-Fi Proximity Marketing networks that allow us to deliver content directly to consumers’ cell phones for free.  There is no network charge by a cell phone carrier as we intend to set up our own devices throughout sports and entertainment venues, retail locations, and any other relevant locations, effectively creating our own local network. The Proximity Marketing devices appear set to become the next component of advertising and marketing expenditures as mobile marketing gains more and more momentum.  This allows us to target and deliver rich media content at targeted locations at targeted times where it is most relevant.  The technology allows us to control all locations and campaigns remotely whether they are down the block or across the country.   With precise statistical reporting as to how many consumers downloaded the campaign, advertisers now have an exciting new and measurable medium to communicate with fans and consumers. It is our vision to build this network at various locations across the United States and have plans for our first permanent installations this calendar year.  Our SMS Text platforms provide another effective tool for our clients to interact with their customers through their mobile devices.  This technology can be used to complement Proximity Marketing or as a stand-alone marketing channel.

Management believes that the services, products and technology platforms that we have assembled provide our clients with an exceptional mix of solutions for reaching Ace’s customers in ways that were previously impossible.  We give clients the ability to choose a solution “A La Carte”, where we will simply create their branded merchandise, or just create their website, and there are other times where a client will have us provide the entire suite of solutions.  We now have the ability to create the brand identity as well as the merchandise to go along with it.  Our platforms allow us to create the website and the ecommerce platform to sell it on, communicate with the customer or fan base via email marketing, and also create and manage a client’s mobile marketing initiatives using text messaging and proximity marketing.  Additionally, we provide warehousing, fulfillment, and shipping directly from Ace for online programs.  Providing the entire suite of solutions for a single client allows that client to exclusively use Ace where in the past they may have had to look to several different companies.  Through the suite of solutions Ace can now deliver, we have transformed from a supplier into a partner, and our sales representatives are now seen as business solution consultants.

Ace Mobile Marketing

We are an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the Mobile Advertising & Proximity Marketing Industry.

Management believes that proximity marketing has unlimited marketing possibilities to thousands of different businesses.  Proximity marketing is the localized wireless distribution of advertising content associated with a particular place. If we place a proximity transmitting box in a location of an advertiser/business, transmissions (messages) will be sent to and received by cell phones and PDA’s equipped with Bluetooth technology within approximately 100 meters of a marketing broadcast. A person receiving the transmission can elect to download the transmission, read the message and potentially act upon the message sent by the advertiser. The message will remain on the cell phone or PDA until proactively removed by the user. The user also has the ability to forward the message to other users, which generates multiple views over an extended period of time.

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

Ace intends to market its proximity boxes as a premiere mobile technology. This will allow Ace to create a new channel in the mobile marketplace for existing brands and marketers to leverage the inherent strengths of mobile advertising. Ace plans to leverage the technology to develop niche vertical sites. These services will be scalable for both large and small businesses to monetize high traffic areas. Additionally, the platform shall be dynamically scalable for worldwide partnerships, where a multi-location business will be able to send a different marketing campaign for each demographic. Ace has demonstrated the use of proximity marketing boxes and delivered branded content for:

•	Def Leppard to support their band tour;

•	International Speeding Corporation, owner and operator of 13 major motorsports facilities, including the Daytona International Speedway;

•	Macy’s Thanksgiving Day Parade ;

•	SantaLand at Macy’s;

•	Madison Square Garden;

•	IMAX theater

•	Lonestar to support their band

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

	Three Months Ended March 31
	2010	2009
Revenue	$596,381	$455,032
Cost of Revenues	361,217	330,868
Gross Profit	235,164	124,164
Selling, General and Administrative Expenses	622,733	590,945
(Loss) from Operations	(387,569)	(466,781)

We generated revenues of $596,381 in the first quarter of 2010 compared to $455,032 in the same three month period ending March 31, 2009. The increase in revenues of $141,349 in 2010 compared to 2009 was due to the increased efforts of the Company’s sales force and improvement in the overall economy.

Cost of revenues was $361,217 or 60.6% of revenues in the first quarter of 2010 compared to $330,868 or 72.7% of revenues in the same three months of 2009. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $30,349 in 2010 is related to an increase in purchases due to the rise in sales during the current quarter ending March 31, 2010.

Gross profit was $235,164 in the first quarter of 2010 or 39.4% of net revenues compared to $124,164 in the same three months of 2009 or 27.3% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The improved gross profit was due to the increased efforts of the Company's sales force and improvement of the overall economy. The higher gross profit percentage in the first quarter of 2010 is due to revenues from a mixture of proximity marketing, website development and direct relationship marketing which has higher margins than our traditional promotional product business.

Selling, general, and administrative expenses were $622,733 in the first quarter of 2010 compared to $590,945 in the same three months of 2009. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees.

Net loss was $(387,569) in the first quarter of 2010 compared to a net loss of $(466,781) for the same three months in 2009. The first quarter net loss for 2010 includes stock based payments (non-cash) of $141,149 as compared to $124,777 for the comparable period of 2009.  Our 2010 net loss decreased by $79,212 due to our improved gross profit margins of approximately $111,000, partially offset by increased operating expenses of approximately $32,000.   No benefit for income taxes is provided for in 2010 and 2009 due to the full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $603,576 at March 31, 2010. Cash used in operating activities for the three months ended March 31, 2010 was $331,388. This resulted primarily from a net loss of $387,426, offset by stock based  compensation of $141,149 a decrease in accounts receivable of $218,051 and an increase in prepaid expenses and other assets of $98,369 and a decrease of accounts payable and accrued expenses of $215.486. The Company had an increase in investing activities of $103,647 with the purchase of equipment.

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

Recent Financings

On December 8, 2009, the Company entered into an Introducing Agent Agreement with Legend Securities, Inc., a FINRA registered broker-dealer ("Legend"), to attempt to raise additional financing through the sale of its Common Stock and Warrants. Between December 8, 2009 and March 15, 2010, the Company closed on gross proceeds of $1,025,000 before commissions of $117,000. The planned use of proceeds is to primarily expand the Company's mobile and interactive divisions.  The Company issued pursuant to the terms of the offering an aggregate of 2,050,000 shares of Common Stock at a per share price of $.50 per share and 1,025,000 Class D Warrants exercisable at $1.00 per share to investors in the offering and placement agent warrants (in the form of Class D Warrants) to purchase 307,500 shares.  All securities were issued pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded, based on their respective evaluations as of the end of the period covered by this report, that our disclosure controls and procedures are not effective as of December 31, 2009.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FINANCIAL REPORTING

Management identified the following significant deficiencies that when aggregated give rise to a material weakness. These deficiencies include:

a)	Lack of review or evidence of review in the financial reporting process.

b)
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

ITEM 2.  CHANGES IN SECURITIES.

      (a) From December 31, 2009 through March 31, 2010, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

December 2009 - March 2010	Common Stock and Class D Warrants	2,050,000 shares and 1,332,500 warrants (includes 307,500 placement agent warrants)	$1,025,000; $123,000 paid in commissions	Rule 506	Warrants exercisable at $1.00 per share through August 21, 2012.
January 2010	Common Stock	210,000 Shares	Services rendered; no Commissions paid	Section 4(2)	Not applicable.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended March 31, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

ITEM 5.  OTHER INFORMATION:

On April 7, 2010, the Board of Directors approved a five-year extension of the employment contracts of Dean L. Julia and Michael D. Trepeta to expire on March 1, 2015. The Board approved the continuation of each officer's current annual salary and scheduled salary increases which will next occur on March 1, 2011. The Board also approved a signing bonus of stock options to purchase 200,000 shares granted to each officer which is fully vested at the date of grant and exercisable at $.50 per share through April 7, 2020; ten-year stock options to purchase 100,000 shares of Common Stock to be granted to each officer at fair market value on each anniversary date of the contract and extension thereof commencing March 1, 2011; and termination pay of one year base salary based upon the scheduled annual salary of each executive officer for the next contract year plus the amount of bonuses paid or entitled to be paid to the executive for the current fiscal year or the preceding fiscal year, whichever is higher. In the event of termination, the executives will continue to receive all benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof.

On April 7, 2010, the Board of Directors approved the grant of options to purchase 150,000 shares of Common Stock to a director, exercisable at $.50 per share at any time from the date of grant through April 7, 2020. The Board also approved commencing March 1, 2011, and every March 1st thereafter, the grant of 50,000 ten-year stock options to purchase shares at the fair market value at the date of grant to each director who is not an executive officer of the Company.

ITEM 6.  EXHIBITS:

Except for the exhibits listed below as filed herewith or unless otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).

Exhibit
Number	Description

3.1	Articles of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amendment to Certificate of Incorporation filed September 11, 2008 to designate rights and preferences of a series of Preferred Stock.
3.5	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Amendment to Employment Agreement - Michael D. Trepeta (3)
10.6	Amendment to Employment Agreement - Dean L. Julia (3)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
21.1	Subsidiaries of the Issuer - None in 2008
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1	Chief Executive Officer Section 1350 Certification (3)
32.2	Chief Financial Officer Section 1350 Certification (3)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	Form of Class D Warrant (6)
99.7	2009 Employee Benefit and Consulting Services Compensation Plan (6)
99.8	Release – 2010 First Quarter Results of Operations (3)
___________

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with theCommission March 18, 2005.
(3)	Filed herewith.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18,2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2009.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

Date: May 14, 2010	By: /s/ Dean L. Julia
Dean L. Julia,
Chief Executive Officer

Date: May 14, 2010	By: /s/ Sean McDonnell
Sean McDonnell,
Chief Financial Officer