Form 10-Q
period 2010-06-30
ACE MARKETING & PROMOTIONS INC
filed 2010-08-16
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Yes [X]    No [_]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file).

 Yes [_]  No [_ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [ _]
Accelerated Filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

As of June 30, 2010, the registrant had a total of 13,164,928 shares of Common Stock outstanding.

ACE MARKETING & PROMOTIONS, INC.

FORM 10-Q QUARTERLY REPORT

ACE MARKETING &
PROMOTIONS, INC.

Condensed Balance Sheets	June 30,	December 31,
	2010	2009
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$371,314	$595,611
Accounts receivable, net of allowance for doubtful accounts of $20,000 at June 30, 2010 and December 31, 2009	533,302	533,555
Prepaid expenses and other current assets	228,774	157,580
Total Current Assets	1,133,390	1,286,746

Property and Equipment, net	222,046	133,632

Other Assets	7,745	7,745
Total Assets	$1,361,181	$1,428,123

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$375,187	$310,753
Accrued expenses	87,749	230,334
Total Current Liabilities	462,936	541,087

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,164,928 and 11,615,703 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,318	1,163
Additional paid-in capital	7,197,267	6,229,851
Accumulated deficit	(6,266,839)	(5,312,477)
	931,746	918,537
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	900,245	887,036
Total Liabilities and Stockholders' Equity	$1,361,181	$1,428,123

See notes to condensed financial statements.

	ACE MARKETING &
	PROMOTIONS, INC.

Condensed Statements of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Unaudited		Unaudited
	2010	2009	2010	2009

Revenues, net	$1,077,512	$841,247	$1,673,894	$1,296,279
Cost of Revenues	817,419	500,349	1,178,636	831,217
Gross Profit	260,093	340,898	495,258	465,062

Operating Expenses:
Selling, general and administrative expenses	827,038	499,189	1,449,771	1,090,135
Total Operating Expenses	827,038	499,189	1,449,771	1,090,135

Loss from Operations	(566,945)	(158,291)	(954,513)	(625,073)

Other Income (Expense):
Interest expense	(198)	(223)	(260)	(249)
Interest income	207	1,803	411	4,560
Total Other Income (Expense)	9	1,580	151	4,311

Net Loss	$(566,936)	$(156,711)	$(954,362)	$(620,762)

Net Loss Per Common Share:

Basic	$(0.04)	$(0.02)	$(0.07)	$(0.06)

Diluted	$(0.04)	$(0.02)	$(0.07)	$(0.06)

Weighted Average Common Shares Outstanding:

Basic	13,116,594	9,717,615	12,838,119	9,622,565

Diluted	13,116,594	9,717,615	12,838,119	9,622,565

See notes to condensed financial statements.

			ACE MARKETING &
			PROMOTIONS, INC.

Statement of Stockholders' Equity
Six Months Ended June 30, 2010

	Total			Additional
	Stockholders'	Common Stock		Paid-in		Treasury Stock
	Equity	Shares	Amount	Capital	(Deficit)	Shares	Amount

Balance, at January 1, 2010	$887,036	11,615,703	$1,163	$6,229,851	$(5,312,477)	23,334	$(31,501)
Stock Purchase	443,000	1,300,000	130	442,870
Stock Warrant	15,064			15,064
Stock Grant	77,700	224,225	22	105,128
Stock Compensation	48,385			48,385
Net Loss	(359,976)				(387,426)
Balance, at March 31, 2010	$1,111,209	13,139,928	$1,315	$6,841,298	$(5,699,903)	23,334	$(31,501)
Stock Grant	15,250	25,000	3	15,247
Stock Compensation	340,722			340,722
Net Loss	(566,936)				$(566,936)
Balance, at June 30, 2010	$900,245	13,164,928	$1,318	$7,197,267	$(6,266,839)	23,334	$(31,501)

See notes to financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Cash Flows
Six Months Ended June 30,	2010	2009
	Unaudited	unaudited

Cash Flows from Operating Activities:
Net loss	$(954,362)	$(620,762)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	24,824	13,743
Stock-based compensation	497,121	70,887
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	253	203,664
Prepaid expenses and other assets	(71,194)	(49,564)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(50,701)	(109,138)
Total adjustments	400,303	129,592
Net Cash Used in Operating Activities	(554,059)	(491,170)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(113,238)	-
Collection of note receivable	-	100,000
Net Cash (Used) in Provided by Investing Activities	(113,238)	100,000

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	443,000	250,000
Net Cash Provided by Financing Activities	443,000	250,000

Net Decrease in Cash and Cash Equivalents	(224,297)	(141,170)
Cash and Cash Equivalents, beginning of period	595,611	509,251
Cash and Cash Equivalents, end of period	$371,314	$368,081

See notes to condensed financial statements.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION:

The accompanying condensed financial statements and footnotes thereto are unaudited.

The Condensed Balance Sheets as of June 30, 2010 and December 31, 2009, the Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 and the Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2010, results of operations for the three months and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements. The information contained in this report on Form 10-Q should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2009.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

Under the Mobile vertical, we provide Proximity Marketing and SMS Text platforms & services.  Several years ago the term “Mobile Marketing” was really just a buzz word, last year mobile marketing became more of a reality, and now many companies are adding “mobile” to their advertising and marketing mix.  Our clients and potential clients are coming to the conclusion that if they are not marketing to their customers or fans on their cell phones, then they are behind the times. To address this exciting market opportunity, Ace has quickly become involved in Proximity Marketing.  Utilizing Proximity Marketing devices purchased by us, we are setting up Bluetooth and Wi-Fi Proximity Marketing networks that allow us to deliver content directly to consumers’ cell phones  for  free.   There  is no  network  charge  by  a  cell phone carrier as we intend to  set up  our own  devices  throughout sports and entertainment venues, retail locations, and any other relevant locations, effectively creating our own local network. The Proximity Marketing devices appear set to become the next component of advertising and marketing expenditures as mobile marketing gains more and more momentum.  This allows us to target and deliver rich media content at targeted locations at targeted times where it is most relevant.  The technology allows us to control all locations and campaigns remotely whether they are down the block or across the country.   With precise statistical reporting as to how many consumers downloaded the campaign, advertisers now have an exciting new and measurable medium to communicate with fans and consumers. It is our vision to build this network at various locations across the United States and have plans for our first permanent installations this calendar year.  Our SMS Text platforms provide another effective tool for our clients to interact with their customers through their mobile devices.  This technology can be used to complement Proximity Marketing or as a stand-alone marketing channel.  Revenues from our Text platforms are not material at this time.

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

NOTE 2:  ACCOUNTING PRONOUNCEMENTS:

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. This guidance is effective for the fourth quarter of 2010, and as it only amends disclosure requirements, the Company does not expect the adoption of this guidance to have a material effect on its Condensed Financial Statements.

In February 2010, the FASB issued updated guidance about Management’s disclosure of subsequent events.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations preformed by the Company.  This Guidance became effective upon issuance.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

NOTE 4: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 6,000,000 and 6,484,000 because they are anti-dilutive as a result of the net loss for the three and six months ended June 30, 2010 and June 30, 2009, respectively.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended June 30, 2010 and 2009 include employee share-based compensation expense totaling approximately $356,000 and $(54,000), respectively, the negative amount arose from the cancellation of unvested options. The Company's results for the six month periods ended June 30, 2010 and 2009 include employee share-based compensation expense totaling approximately $497,000 and $71,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Employee stock-based compensation - option grants	$217,900	$(159,395)	$267,18	$(129,540)
Employee stock-based compensation - stock grants	-	-	-	-
Non-Employee stock-based compensation - option grants	122,822	69,504	94,477	104,220
Non-Employee stock-based compensation - stock grants	15,250	-	120,400	4,200
Non-Employee stock-based compensation-stock warrant	-	36,001	15,064	92,007
Total	$355,972	$(53,890)	$497,121	$70,887

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

NOTE 6: STOCK OPTION PLAN

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "2005 Plan") for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000.  In October 2009, the Company established and the stockholders approved a 2009 Employee Benefit and Consulting Services Compensation Plan (the "2009 Plan") for granting up to 4,000,000 non-statutory and incentive stock options and awards to directors, officers, consultants and employees of the Company. (The 2005 Plan and the 2009 Plan are collectively referred to as the "Plans".)

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

The weighted average assumptions made in calculating the fair values of options granted during the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Expected volatility	121.74%	135.57%	123.48%	135.23%
Expected dividend yield	-	-	-	-
Risk-free interest rate	3.89%	1.28%	3.89%	1.27%
Expected term (in years)	10	5	10	4.87

	Share	Weighted Average Exercise Price	Weighted Average Remjaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2010	3,029,222	1.09	4.26
Granted	660,000	.54	10.00
Exercised	-
Cancelled	(409,222)
Outstanding, June 30, 2010	3,280,000	.99	5.47

Options exercisable, June 30, 2010	2,830,000	.98	5.59	$15,000

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2010 and 2009 was $0.54 and $0.62, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.40 closing price of the Company's common stock on June 30, 2010.

As of June 30, 2010, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $237,000. Unamortized compensation cost as of June 30, 2010 is expected to be recognized over a remaining weighted-average vesting period of 1.49 years.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Expected volatility	132.18%	130.52%	132.18%	130.52%
Expected dividend yield	-	-	-	-
Risk-free interest rate	2.65%	1.15%	2.65%	1.15%
Expected term (in years)	5	5	5	3

	Share	Weighted Average Exercise Price	Weighted Average Remjaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2010	1,712,366	0.86	2.656
Granted	963,500	$1.00
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2010	2,675,866	$0.86	2.11

Warrants exercisable, June 30, 2010	2,675,866	$0.86	2.11	-

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

NOTE 7:  CONSULTING AGREEMENTS

 In January 2010, the Company entered into an agreement with a consulting firm to provide services over the next twelve months. The agreement provides for the issuance of 100,000 restricted common shares of Common Stock.
In January 2010, the Company also entered into an agreement with  two individuals to provide services over the next twelve months. The agreement provides for the issuance of 57,500 shares and 52,500 restricted common shares of Common Stock which vest immediately.

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

NOTE 9: OPTIONS OUTSIDE COMPENSATION PLAN

On March 25, 2010, the Company granted Non-Statutory Stock Options to purchase 10,000 shares of the Company’s Common Stock to an attorney for services rendered at an exercise price of $.54 per share, with 100% of the options vesting immediately and expiring on March 25, 2020.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

NOTE 10:  EMPLOYMENT CONTRACTS

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

NOTE 11:  OPTIONS GRANTED TO DIRECTOR

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

Under the Mobile vertical, we provide Proximity Marketing and SMS Text platforms & services.  Several years ago the term “Mobile Marketing” was really just a buzz word, last year mobile marketing became more of a reality, and now many companies are  adding “mobile” to their advertising and marketing mix.  Our clients and potential clients are coming to the conclusion that if they are not marketing to their customers or fans on their cell phones, then they are behind the times. To address this exciting market opportunity, Ace has quickly become involved in Proximity Marketing.  Utilizing Proximity Marketing devices purchased by us, we are setting up Bluetooth and Wi-Fi Proximity Marketing networks that allow us to deliver content directly to consumers’ cell phones for free.  There is no network charge by a cell phone carrier as we intend to set up our own devices throughout sports and entertainment venues, retail locations, and any other relevant locations, effectively creating our own local network. The Proximity Marketing devices appear set to become the next component of advertising and marketing expenditures as mobile marketing gains more and more momentum.  This allows us to target and deliver rich media content at targeted locations at targeted times where it is most relevant.  The technology allows us to control all locations and campaigns remotely whether they are down the block or across the country.   With precise statistical reporting as to how many consumers downloaded the campaign, advertisers now have an exciting new and measurable medium to communicate with fans and consumers. It is our vision to build this network at various locations across the United States and have plans for our first permanent installations this calendar year.  Our SMS Text platforms provide another effective tool for our clients to interact with their customers through their mobile devices.  This technology can be used to complement Proximity Marketing or as a stand-alone marketing channel.

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

	Three Months Ended June 30,
	2010	2009
Revenue	$1,077,512	$841,247
Cost of Revenues	817,419	500,349
Gross Profit	260,093	340,898
Selling, General and Administrative Expenses	827,038	499,189
(Loss) from Operations	(566,945)	(158,291)

We generated revenues of $1,077,512 in the second quarter of 2010 compared to $841,247 in the same three month period ended June 30, 2009. The increase in revenues of $236,265 in 2010 compared to 2009 was due to the increased efforts of the Company’s sales force and improvement in the overall economy.

Cost of revenues was $817,419 or 75.9% of revenues in the second quarter of 2010 compared to $500,349 or 59.4% of revenues in the same three months of 2009. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $317,070 in 2010 is related to an increase in purchases due to the rise in sales during the current quarter ended June 30, 2010.

Gross profit was $260,093 in the second quarter of 2010 or 24.1% of net revenues compared to $340,898 in the same three months of 2009 or 40.5% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $827,038 in the second quarter of 2010 compared to $499,189 in the same three months of 2009. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees.  The increase in costs relates to a $409,862 increase in (non-cash) stock based compensation.

Net loss was $(566,945) in the second quarter of 2010 compared to a net loss of $(158,291) for the same three months in 2009. The second quarter net loss for 2010 includes stock based payments (non-cash) of $355,972 as compared to $(53,890) for the comparable period of 2009.  Our 2010 net loss increased by $408,654 due to a decrease in gross profit of $80,805 and by an increase in operating expenses of $327,849.  No benefit for income taxes is provided for in 2010 and 2009 due to the full valuation allowance on the net deferred tax assets.

	Six Months Ended June 30,
	2010	2009
Revenue	$1,673,894	$1,296,279
Cost of Revenues	1,178,636	831,217
Gross Profit	495,258	465,062
Selling, General and Administrative Expenses	1,449,771	1,090,135
(Loss) from Operations	(954,513)	(625,073)

We generated revenues of $1,673,894 in the first six months of 2010 compared to $1,296,279 in the same six month period ended June 30, 2009. The increase in revenues of $377,615 in 2010 compared to 2009 was due to the increased efforts of the Company’s sales force and improvement in the overall economy.

Cost of revenues was $1,178,636 or 70.4% of revenues in the first six months of 2010 compared to $831,217 or 64.1% of revenues in the same six months of 2009. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $347,419 in 2010 is related to an increase in purchases due to the rise in sales during the six months ended June 30, 2010.

Gross profit was $495,258 in the first six months of 2010 or 29.5% of net revenues compared to $465,062 in the same six months of 2009 or 35.8% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $1,449,771 in the first six months of 2010 compared to $1,090,135 in the same six months of 2009. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The increase in costs relates to a $426,234 increase in (non-cash) stock based compensation.

Net loss was $(954,513) in the second quarter of 2010 compared to a net loss of $(625,073) for the same six months in 2009. The first six months net loss for 2010 includes stock based payments (non-cash) of $497,121 as compared to $70,887 for the comparable period of 2009.  Our 2010 net loss increased by $329,440 due to an increase in operating expenses of $359,640.  No benefit for income taxes is provided for in 2010 and 2009 due to the full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $371,314 at June 30, 2010. Cash used in operating activities for the six months ended June 30, 2010 was $554,059. This resulted primarily from a net loss of $954,362, offset by stock based compensation of $497,121, and an increase in prepaid expenses and other assets of $71,194 and a decrease of accounts payable and accrued expenses of $50,701. The Company had an increase in investing activities of $113,238 with the purchase of equipment. The company received proceeds of $443,000 from the issuance of the Company’s common stock.

The Company had cash and cash equivalents of $368,081 at June 30, 2009. Cash used in operating activities for the six months ended June 30, 2009 was $(491,170). This resulted primarily from a net loss of $(620,762), offset by stock based compensation of $70,887 a decrease in accounts receivable of $203,664 and an increase in prepaid expenses and other assets of $49,564 and a decrease of accounts payable and accrued expenses of $109,138. The company collected on their $100,000 outstanding note receivable.  Proceeds of $250,000 were received from the issuance of the Company’s common stock.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT'S PLAN OF REMEDIATION

INFORMATION TECHNOLOGY

a)
Management will document their policies and procedures as they relate to the managing of operations for application and technology platforms. These policies will be documented and will be completed by the end of Q3 2010.

FINANCIAL REPORTING

a)
Managements plans to address the lack of review or evidence of review in the financial reporting process by instituting a checklist process where the CEO or an outside consultant will review transactions created by the CFO.

b)
The database link was created in mid 2009 and will continue to be monitored and tested. Management believes the process has improved considerably and believes any outstanding issues will be fully resolved by the end of Q3 2010.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) From December 31, 2009 through June 30, 2010, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

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

(c) In the three months ended June 30, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  Reserved

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

Exhibit
Number	Description
3.1	Articles of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amendment to Certificate of Incorporation filed September 11, 2008 to designate rights and preferences of a series of Preferred Stock.
3.5	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Amendment to Employment Agreement - Michael D. Trepeta (3)
10.6	Amendment to Employment Agreement - Dean L. Julia (3)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
21.1	Subsidiaries of the Issuer - None in 2008
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (3)
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (3)
32.1	Chief Executive Officer Section 1350 Certification (3)
32.2	Chief Financial Officer Section 1350 Certification (3)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	Form of Class D Warrant (6)
99.7	2009 Employee Benefit and Consulting Services Compensation Plan (6)
99.8	Release – 2010 Second Quarter Results of Operations (3)

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.
(3)	Filed herewith.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2009.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

Date: August 16, 2010	By:	/s/ Dean L. Julia
Dean L. Julia,
Chief Executive Officer

By:	/s/ Sean McDonnell
Sean McDonnell,
Chief Financial Officer