Form 10-Q
period 2010-09-30
ACE MARKETING & PROMOTIONS INC
filed 2010-11-12
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Yes ☐ No ☒

As of September 30, 2010, the registrant had a total of 13,627,427 shares of Common Stock outstanding.

ACE MARKETING & PROMOTIONS, INC.

FORM 10-Q QUARTERLY REPORT

ACE MARKETING &
PROMOTIONS, INC.

Condensed Balance Sheets	September 30,	December 31,
	2010	2009
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$260,683	$595,611
Accounts receivable, net of allowance for doubtful accounts of $20,000 at September 30, 2010 and December 31, 2009	337,249	533,555
Prepaid expenses and other current assets	221,505	157,580
Total Current Assets	819,437	1,286,746

Property and Equipment, net	258,559	133,632

Other Assets	7,745	7,745
Total Assets	$1,085,741	$1,428,123

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$253,097	$310,753
Accrued expenses	54,708	230,334
Total Current Liabilities	307,805	541,087

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,627,428 and 11,615,703 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,363	1,163
Additional paid-in capital	7,410,294	6,229,851
Accumulated deficit	(6,602,220)	(5,312,477)
	809,437	918,537
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	777,936	887,036
Total Liabilities and Stockholders' Equity	$1,085,741	$1,428,123

See notes to condensed financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Unaudited		Unaudited
	2010	2009	2010	2009

Revenues, net	$773,830	$938,824	$2,447,723	$2,235,103
Cost of Revenues	509,973	770,028	1,688,609	1,601,245
Gross Profit	263,857	168,796	759,114	633,858

Operating Expenses:
Selling, general and administrative expenses	598,949	653,625	2,048,720	1,743,758
Total Operating Expenses	598,949	653,625	2,048,720	1,743,758

Loss from Operations	(335,092)	(484,829)	(1,289,606)	(1,109,900)

Other Income (Expense):
Interest expense	(470)	(129)	(729)	(379)
Interest income	181	208	592	4,767
Total Other Income (Expense)	(289)	79	(137)	4,388

Net Loss	$(335,381)	$(484,750)	$(1,289,743)	$(1,105,512)

Net Loss Per Common Share:

Basic	$(0.03)	$(0.05)	$(0.10)	$(0.11)

Diluted	$(0.03)	$(0.05)	$(0.10)	$(0.11)

Weighted Average Common Shares Outstanding:

Basic	13,221,722	10,207,207	13,028,517	9,755,652

Diluted	13,221,722	10,207,207	13,028,517	9,755,652

See notes to condensed financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Cash Flows
Nine Months Ended September 30,	2010	2009
	Unaudited	unaudited

Cash Flows from Operating Activities:
Net loss	$(1,289,743)	$(1,105,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,435	21,494
Stock-based compensation	552,693	205,210
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	196,306	449,900
Prepaid expenses and other assets	(63,925)	(45,912)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(205,832)	(30,914)
Total adjustments	518,677	599,778
Net Cash Used in Operating Activities	(771,066)	(505,734)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(164,362)	(46,204)
Collection of note receivable	-	100,000
Net Cash (Used) in Provided by Investing Activities	(164,362)	53,796

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	600,500	642,727
Net Cash Provided by Financing Activities	600,500	642,727

Net Increase (Decrease) in Cash and Cash Equivalents	(334,928)	190,789
Cash and Cash Equivalents, beginning of period	595,611	509,251
Cash and Cash Equivalents, end of period	$260,683	$700,040

See notes to condensed financial statements.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION:

The accompanying condensed financial statements and footnotes thereto are unaudited.

The Condensed Balance Sheets as of September 30, 2010 and December 31, 2009, the Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2010, results of operations for the three months and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements. The information contained in this report on Form 10-Q should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses. Actual results could differ from these estimates.

NATURE OF OPERATIONS - Ace Marketing & Promotions, Inc. (the “Company”) is  an Integrated Marketing Solutions Company, offering Marketing Technology Platforms in four Vertical Categories: Branding and Branded Merchandise, Interactive Solutions, Direct Relationship Marketing and Mobile Marketing. Through the use of proprietary technologies, Ace identifies the ideal customer, prospect and branding solution to help ensure a successful marketing strategy. In addition, Ace is building a National Proximity Marketing Network, for the delivery of advertising campaigns to mobile devices via Bluetooth and Wi-Fi.  Each vertical contains several solutions.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

Within our Direct  Relationship Marketing solution we will work with our clients existing databases to ensure that they have the most accurate and up-to-date information for their customers, and utilize this information to learn more about them.  We then create a demographic/psychographic profile of their ideal customer base, and utilize this targeted information to accurately identify high-probability prospects in their market area.  Finally, the Ace Platforms focus on the two most important aspects of the business:  Client Retention and New Customer Acquisition. To effectively  increase the response rate of the marketing programs we deliver a personalized messages for each individual recipient.  We provide integrated platforms that can deliver the right message to the right client using the right delivery method. Our platform also allows for real-time, online measurement and reporting of campaign response, whether through our call center or via online response-tracking.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

NOTE 4: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 6,283,000 and 6,855,000 because they are anti-dilutive as a result of the net loss for the three and nine months ended September 30, 2010 and September 30, 2009, respectively.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended September 30, 2010 and 2009 include employee share-based compensation expense totaling approximately $56,000 and $134,000, respectively.  The Company's results for the nine month periods ended September 30, 2010 and 2009 include employee share-based compensation expense totaling approximately $553,000 and $205,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Employee stock-based compensation - option grants	$-	$-	$267,180	$(129,540)
Employee stock-based compensation - stock grants	-	-	-	-
Non-Employee stock-based compensation - option grants	40,322	68,322	134,799	172,542
Non-Employee stock-based compensation - stock grants	15,250	30,000	135,650	34,200
Non-Employee stock-based compensation-stock warrant	-	36,001	15,064	128,008
Total	$55,572	$134,323	$552,693	$205,210

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

The weighted average assumptions made in calculating the fair values of options granted during the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Expected volatility	123.48%	-	123.48%	135.23%
Expected dividend yield	-	-	-	-
Risk-free interest rate	3.01%	-	3.01%	1.27%
Expected term (in years)	7.73	-	7.73	4.87

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2010	3,029,222	1.09	4.26
Granted	660,000.54		10.00
Exercised	-
Cancelled	(569,222)
Outstanding, September 30, 2010	3,120,000.97		2.06

Options exercisable, September 30, 2010	2,670,000	1.07	2.06	$13,000

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $0.54 and $0.62, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.35 closing price of the Company's common stock on September 30, 2010.

As of September 30, 2010, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $196,000. Unamortized compensation cost as of September 30, 2010 is expected to be recognized over a remaining weighted-average vesting period of 1.49 years.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Expected volatility	132.18%	-	132.18%	130.52%
Expected dividend yield	-	-	-	-
Risk-free interest rate	2.65%	-	2.65%	1.15%
Expected term (in years)	5	-	5	3

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2010	1,712,366	$0.84	2.656
Granted	1,401,000	$0.91
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2010	3,163,366	$0.84	2.06

Warrants exercisable, September 30, 2010	3,163,366	$0.84	2.06	-

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

NOTE 8: PRIVATE PLACEMENT

On December 8, 2009, Ace Marketing & Promotions, Inc. entered into an Introducing Agent Agreement with Legend Securities, Inc., a FINRA registered broker-dealer ("Legend"), to attempt to raise additional financing through the sale of its Common Stock and Warrants. Between December 8, 2009 and March 15, 2010, the Company closed on gross proceeds of $1,025,000 before commissions of $117,000. The planned use of proceeds is to primarily expand the Company's mobile and interactive divisions.  The Company issued pursuant to the terms of the offering an aggregate of 2,050,000 shares of Common Stock at a per share price of $.50 per share and 1,025,000 Warrants exercisable at $1.00 per share to investors in the offering and placement agent warrants to purchase an amount equal to 10% of the number of shares and the number of warrants sold in the offering. In August 2010, the Company raised $175,000 from the sale of 437,500 shares and a like number of Warrants. All securities were issued pursuant to Section 4(2) and/or Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. See "Note 12."

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

NOTE 12:  SUBSEQUENT EVENTS

In November 2010, the Company commenced a plan of financing to raise additional financing from the sale of its restricted Common Stock and Common Stock Purchase Warrants. As of the filing date of this Form 10-Q, the Company has raised over $400,000 in gross proceeds and the private equity offering is ongoing.

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

Overview

We are an Integrated Marketing Solutions Company, offering Marketing Technology Platforms in four Vertical Categories: Branding and Branded Merchandise, Interactive Solutions, Direct Relationship Marketing and Mobile Marketing. Through the use of proprietary technologies, Ace identifies the ideal customer, prospect and branding solution to help ensure a successful marketing strategy. In addition, Ace is building a National Proximity Marketing Network, for the delivery of advertising campaigns to mobile devices via Bluetooth and Wi-Fi.  Each vertical contains several solutions.

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

Within our Direct  Relationship Marketing solution we will work with our clients existing databases to ensure that they have the most accurate and up-to-date information for their customers, and utilize this information to learn more about them.  We then create a demographic/psychographic profile of their ideal customer base, and utilize this targeted information to accurately identify high-probability prospects in their market area.  Finally, the Ace Platforms focus on the two most important aspects of the business:  Client Retention and New Customer Acquisition. To effectively  increase the response rate of the marketing programs we deliver a personalized messages for each individual recipient.  We provide integrated platforms that can deliver the right message to the right client using the right delivery method. Our platform also allows for real-time, online measurement and reporting of campaign response, whether through our call center or via online response-tracking.

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

	Three Months Ended September 30,
	2010	2009
Revenue	$773,830	$938,824
Cost of Revenues	509,973	770,028
Gross Profit	263,857	168,796
Selling, General and Administrative Expenses	598,949	653,625
(Loss) from Operations	(335,092)	(484,829)

We generated revenues of $773,830 in the third quarter of 2010 compared to $938,824 in the same three month period ended September 30, 2009. Revenues for the quarter ended September 30, 2009 included revenues totaling $473,000 from three clients as compared to $10,000 in revenues for the quarter ended September 30, 2010. The decrease in revenues of $164,994 in 2010 compared to 2009 was due to the aforementioned non-recurring revenues partially offset by otherwise improved sales as clients appear ready to increase their marketing and promotion activities.

Cost of revenues was $509,973 or 66% of revenues in the third quarter of 2010 compared to $770,028 or 82% of revenues in the same three months of 2009. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decrease in cost of revenues of $260,055 in 2010 directly related to the loss of sales from three clients as described above.

Gross profit was $263,857 in the third quarter of 2010 or 34% of net revenues compared to $168,796 in the same three months of 2009 or 18% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The $473,000 decrease in sales activities from three clients described above, included sales activities at very low margins. By eliminating these sales activities from the third quarter of 2010, our gross profit margins improved dramatically.

Selling, general, and administrative expenses were $598,949 in the third quarter of 2010 compared to $653,625 in the same three months of 2009. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees.  The decrease in costs relates to a $78,751 decrease in (non-cash) stock based compensation.

Net loss was $(335,092) in the third quarter of 2010 compared to a net loss of $(484,829) for the same three months in 2009. The third quarter net loss for 2010 includes stock based payments (non-cash) of $55,572 as compared to $134,323 for the comparable period of 2009.  Our 2010 net loss decreased by $149,737 due to a increase in gross profit of $95,061 and by a decrease in operating expenses of $54,676.  No benefit for income taxes is provided for in 2010 and 2009 due to the full valuation allowance on the net deferred tax assets.

	Nine Months Ended September 30,
	2010	2009
Revenue	$2,447,723	$2,235,103
Cost of Revenues	1,688,609	1,601,245
Gross Profit	759,114	633,858
Selling, General and Administrative Expenses	2,048,720	1,743,758
(Loss) from Operations	(1,289,606)	(1,109,900)

We generated revenues of $2,447,723 in the first nine months of 2010 compared to $2,235,103 in the same nine month period ended September 30, 2009. The increase in revenues of $212,620 in 2010 compared to 2009 was due to the increased efforts of the Company’s sales force and improvement during the first nine months of 2010. The nine months ended September 30, 2010 included increased revenues of approximately $378,000 for the six months ended June 30, 2010 as compared to the comparable period of the prior year. Revenues for the quarter ended September 30, 2009 included revenues totaling $473,000 from three clients as compared to $10,000 in revenues from the same clients for the quarter ended September 30, 2010. Management believes that clients appear ready to increase their budgets on marketing and promotional activities.

Cost of revenues was $1,688,609 or 69% of revenues in the nine months of 2010 compared to $1,601,245 or 72% of revenues in the same nine months of 2009. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $87,364 in 2010 is related to an increase in purchases due to the rise in sales during the nine months ended September 30, 2010.

Gross profit was $759,114 in the first nine months of 2010 or 31% of net revenues compared to $633,858 in the same nine months of 2009 or 28% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. The improved margins for the nine months ended September 30, 2010 included substantial decreased sales from three clients that were at low gross margins.

Selling, general, and administrative expenses were $2,048,720 in the first nine months of 2010 compared to $1,743,758 in the same nine months of 2009. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The first nine months net loss for 2010 includes stock based payments (non-cash) of $552,693 as compared to $205,210 for the comparable period of 2009.

Net loss was $(1,289,606) in the nine months ended September 30, 2010 compared to a net loss of $(1,109,900) for the same nine months in 2009. Our 2010 net loss increased by $179,706 due to an increase in operating expenses of $304,962, partially offset by improved margins.  No benefit for income taxes is provided for in 2010 and 2009 due to the full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $260,683 at September 30, 2010. Cash used by operating activities for the nine months ended September 30, 2010 was $(771,066). This resulted primarily from a net loss of ($1,289,743) partially offset by a decrease in accounts receivable of $196,306 and $552,693 in stock based payments. Net cash of $164,362 was used by investing activities to acquire property and equipment. Net cash was provided by financing activities totaling $600,500 resulting from the issuance of common stock.

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

In August 2010, the Company raised $175,000 in gross proceeds from the sale of 437,500 shares and a like number of Warrants. In November 2010, the Company commenced a plan of financing to raise additional financing from the sale of its restricted Common Stock and Common Stock Purchase Warrants. As of the filing date of this Form 10-Q, the Company has raised over $400,000 in gross proceeds and the private equity offering is ongoing. All securities will be issued pursuant to Section 4(2) and/or Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT'S PLAN OF REMEDIATION

INFORMATION TECHNOLOGY

a)	In the third quarter of 2010, Management documented their policies and procedures as they relate to the managing of operations for application and technology platforms.

FINANCIAL REPORTING

a)
Managements plans to address the lack of review or evidence of review in the financial reporting process by instituting a checklist process where the CEO or an outside consultant will review transactions created by the CFO.

b)
The database link was created in mid 2009 and will continue to be monitored and tested. Management believes the process has improved considerably and it believes that it has fully resolved any outstanding shares in the third quarter of 2010.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) From December 31, 2009 through September 30, 2010, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
December 2009 - March 2010	Common Stock and Class D Warrants	2,050,000 shares and 1,332,500 warrants (includes 307,500 placement agent warrants)	$1,025,000; $123,000 paid in commissions	Rule 506	Warrants exercisable at $1.00 per share through August 21, 2012.
January 2010	Common Stock	210,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable.
August 2010	Common Stock And Warrants	437,500 shares 437,500 warrants	$175,000; no commissions paid	Rule 506	Warrants exercisable at $.60 per share through August 31, 2013

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the nine months ended September 30, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  Reserved

ITEM 5.  OTHER INFORMATION:

Not applicable.

ITEM 6.  EXHIBITS:

Except for the exhibits listed below as filed herewith or unless otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no. 000-51160).

Exhibit
Number	Description
3.1	Articles of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amendment to Certificate of Incorporation filed September 11, 2008 to designate rights and preferences of a series of Preferred Stock.
3.5	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Amendment to Employment Agreement - Michael D. Trepeta (3)
10.6	Amendment to Employment Agreement - Dean L. Julia (3)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
21.1	Subsidiaries of the Issuer - None in 2008
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (9)
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (9)
32.1	Chief Executive Officer Section 1350 Certification (9)
32.2	Chief Financial Officer Section 1350 Certification (9)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	Form of Class D Warrant (6)
99.7	2009 Employee Benefit and Consulting Services Compensation Plan (6)
99.8	Release – 2010 Third Quarter Results of Operations (9)

_________________

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 2010.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2009.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8) (9)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

Date: November 12, 2010	By:	/s/ Dean L. Julia
Dean L. Julia,
Chief Executive Officer

By:	/s/ Sean McDonnell
Sean McDonnell,
Chief Financial Officer