Form 10-K
period 2010-12-31
ACE MARKETING & PROMOTIONS INC
filed 2011-03-29
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

COMMISSION FILE NUMBER: 000-51160

ACE MARKETING & PROMOTIONS, INC.

(Exact name of Registrant as specified in its charter)

New York	11-3427886
(State of jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

457 Rockaway Avenue, Valley Stream, NY	11581
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(516) 256-7766

Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [_]  No [X]

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [_]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [_]

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [_]   No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K   [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_]  No [X]

As of June 30, 2010, the number of shares held by non-affiliates was approximately 10,100,000 shares.  The approximate market value based on the last sale (i.e. $.40 per share as of June 30, 2010) of the Company’s Common Stock was approximately $4,040,000.

The number of shares outstanding of the Registrant’s Common Stock, as of March 4, 2011 was  16,810,925.

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

PART I
Item 1.  Business

Recent Developments

On January 5, 2011, Ace Marketing & Promotions, Inc. ("Ace") formed Mobiquity Networks, Inc. ("Mobiquity") for the purpose of attempting to develop a proximity marketing network and to derive revenues from same. Ace has assigned certain contracts described below (i.e. those contracts with Blue Bite LLC. and Eye Corp Pty Ltd.) pertaining to these start-up operations to Mobiquity, which is seeking to complete a plan of financing of up to $10,000,000. As of the filing date of this Form 10-K, no funds have been raised by Mobiquity. We can provide no assurances that Mobiquity will be successful in raising financing on terms satisfactory to it, if at all.

We have partnered with Blue Bite LLC. (“Blue Bite”), a premier provider of Proximity Marketing hardware and software solutions, and Eye Corp Pty Ltd., (“EyeCorp”) an out-of-home media company which operates the largest mall advertising display network in the United States, to roll-out an expansive network which comprises of retail, dining, transportation, sporting, music, and other high traffic venues.

Proximity MarketingSM is a marketing tool that delivers messages to any Bluetooth or Wi-Fi enabled device within a 300ft radius from a central terminal. Our technology permits delivery to virtually any mobile device and properly formats each message to ensure that every user receives the best possible experience. Results are fully traceable, giving campaigns a true level of accountability. We offer clients the opportunity to reach millions of consumers with relevant, engaging content which is completely measurable for the advertisers and free for the user.  The consumer receives a message requesting approval for transfer and once acceptance is granted, the user can receive a range of rich media content utilized by advertisers for promotional purposes. A Proximity Marketing unit can detect the total number of mobile devices in a specific area and then dynamically present a highly relevant message to consumers. Through this marketing medium, advertisers can track metrics and analytics in a much more targeted way and quantitatively measure the effectiveness of their campaigns.

We have launched Proximity Marketing installations in over 80 locations including malls, restaurants, and coffee shops. We have also executed successful campaigns at retail, music, and sporting events across the country, including: Nascar’s Coke Zero 400, , Best Buy Guitar Hero World Tour launch, Macy’s Thanksgiving Day Parade, NBA & NHL league games, concert tours for Def Leppard, Lonestar,   Nickelback and more.

Mobiquity plans to use the net proceeds of the capital raise to expand heavily in the mall retail space and secure a national mall network, utilizing its exclusive agreement with EyeCorp, which provides Mobiquity access to its 300+ mall portfolio as well as execute national campaigns at other retail and event-based locations.

Overview

Ace Marketing & Promotions, Inc. (the “Company” or “Ace”) is a full service promotional marketing company offering a wide array of business solutions. Ace has created Marketing Technology Platforms in 4 Vertical categories to provide a comprehensive range of capabilities for reaching the right client with the right message at the right time. These Vertical are:

1.	Branding & Branded Merchandise (Promotional Products)
2.	Interactive Solutions (Website development)
3.	Direct Relationship Marketing (Database management)
4.	Mobile Marketing (Proximity marketing & SMS text)

These solutions within the 4 Verticals include: fulfillment and warehousing, incentives and rewards programs, importing, e-commerce and web design, interactive media, printing and forms management, database management, branded merchandise, interactive media and proximity marketing. Although we offer several business solutions, our core business still remains to be distributing advertising specialties and promotional items manufactured by others to our customers typically with our customers’ logos on them. Several of our customer categories include large corporations, local schools, universities, financial institutions, hospitals and not-for-profit organizations. Our promotional products are a useful, practical, informative, entertaining, and/or decorative item, most often imprinted with the sponsoring advertiser’s name, logo, slogan or message, and typically retained and appreciated by the end recipients who receive them, in many cases free of charge in marketing and communication programs.

Promotional products are also effective for the following:

—	dealer/distribution programs;
—	co-op programs;
—	company stores;
—	generating new customers or new accounts;
—	nonprofit fundraising; public awareness campaigns;
—	promotion of brand awareness and brand loyalty;
—	employee incentive programs;
—	new product or service introduction; and
—	marketing research for survey and focus group participants.

We have the ability to distribute over 500,000 promotional product items ranging from stickers that cost pennies all the way through jewelry, sporting goods, awards, and electronics that cost thousands of dollars per unit. Specific categories of promotional products include:

—
Advertising Specialties - build awareness, goodwill and remembrance of the advertiser’s name, product, purpose, advantages or other timely message. These products are generally lower priced goods and are usually distributed for free.

—	Business Gifts, Awards and Commemoratives - generally lower priced goods and are given for goodwill, often at trade shows to generate traffic.
—
Incentives and Awards - focus on motivation, workplace safety, goal setting and recognition. These are typically higher priced items used in incentive programs to promote employee retention and recognition. They may also be used in recruitment programs as well.

—	Premiums - given after a specific behavior has been performed.

The most popular products that we have distributed over the last several years and account for         over 50% of our business are as follows:

—	Wearables, such as t-shirts, golf shirts and hats.
—	Glassware, such as mugs and drinking glasses.
—	Writing instruments, such as pens, markers and highlighters.
—	Bags, such as tote bags, gift bags and brief cases.

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

The major advantage we hold over most companies in the promotional product industry is the ability to provide integrated business solutions to its customers as trusted advisors. The majority of companies in the promotional product industry offer only branded merchandise, whereas, we offer solutions in:

—	Branded Merchandise;

—	Importing;

—	Incentive / Rewards programs;

—	Fulfillment / Warehousing;

—	Direct Relationship Marketing / Database Management;

—	Printing / Forms Management;

—	Website Development / E-commerce;

—	Integrated Marketing Solutions;

—	Interactive media; and

—	Mobile Marketing / Proximity Marketing.

The ability to offer multiple solutions and integrate them is what separates us from the average promotional product distributor.  Where nearly all of the competition continues to be viewed as commodity based “order takers”, our solutions based services deepen the relationship with our clients as our sales consultants become trusted advisors and Ace becomes a valued business partner.

Business Strategy

Ace’s growth to date is based on a scalable corporate structure, using top-of-the-line  technology, to create advantages over most small distributors by:

—	Quickly targeting the best products and prices to meet a client’s needs;

—	Providing in-house art capabilities for rapidly customizing merchandise;

—	Providing fulfillment and warehousing services for inventory or custom programs,

—	Providing research, consulting and design services to our customers;

—	Offering direct overseas importing for large quantities;

—	Providing incentive and reward programs for both customers and employees;

—	Providing full service print and forms management solutions;

—	Providing full e-commerce solutions, including company stores and website design;

—	Managing purchase orders consistently from query to final order;

—	Tracking shipments effectively regardless of size or the overseas location of the supplier;

—	Offering database management software, which integrates with each service offered and allows the customer the ability to quantify the results of any given marketing campaign or promotion;

—	Offering proximity marketing and interactive media services.

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

Mobile Marketing

In 2008 and 2009, we entered into agreements with Blue Bite, a non-affiliated party to become an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the Mobile Advertising & Proximity Marketing Industry. To date, we have not generated any significant revenue from this segment of our business.

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

The ABI Research report published in January 2008 on mobile marketing refers to the industry as still being in its “wild west” years but forecasts it will settle down and become a $24 billion slice of the worldwide marketing and advertising pie by 2013. It estimates there was about $1.8 billion spent in 2007 on all forms of mobile marketing.

We  intend to market its proximity boxes as a premiere mobile technology. This will allow us to create a new channel in the mobile marketplace for existing brands and marketers to leverage the inherent strengths of mobile advertising. We  plan to leverage the technology to develop niche vertical sites. These services will be scalable for both large and small businesses to monetize high traffic areas. Additionally, the platform shall be dynamically scalable for worldwide partnerships, where a multi-location business will be able to send a different marketing campaign for each demographic.

The Market

There are thousands of different types and styles of promotional products. In many cases, it is even possible to obtain custom items that are not found in any catalog. According to The Counselor – State of the Industry 2009 Survey, which is available online at no cost to the public at www.thecounselor.net, the most popular promotion products sold in 2008 were the following:

—	Wearables (which accounts for over 25% of the overall industry revenue);
—	Bags
—	Headwear
—	Desk/office/business accessories;
—	Writing instruments;
—	Glassware and ceramics;
—	Computer-related products
—	Health and Safety products;
—	Electronics; and Calendars;

According to the Promotional Products Association International, which is available online at no cost to the public at http://www.ppai.org/inside-ppai/research/Documents/2009SalesVolumeSheet.pdf promotional product distributor’s sales were $5.13 billion in 1991, with steady increases in sales until they reached $17.85 billion in 2000.  Promotional Product sales then declined to $16.55 billion in 2001, $15.63 billion in 2002, increased to $16.34 billion in 2003, to $17.3 billion in 2004, to $18.8 billion in 2006 and $19.4 billion in 2007 and then decreased to $18.1 billion in 2008 and decreased further to $15.6 billion in 2009. A revitalized economy, increased competition in the marketplace, and a trend toward integrated and targeted marketing strategies had contributed to this growth which ceased with the economic downturn in 2009.  Integrated marketing campaigns involve not only advertising, but also sales promotions, internal communications, public relations, and other disciplines. The objectives of integrated marketing are to promote products and services, raise employee awareness, motivate personnel, and increase productivity through a wide array of methods including extensive use of promotional products.  Since 2008, the economic downturn in the United States has substantially adversely affected the promotional product industry.

Distributors

According to the Promotional Products Association International, with no single company dominating the market, the promotional products industry is highly fragmented with 21,150 distributors in the industry with revenues of less than $2.5 million and 857 distributors with revenues of $2.5 million or more. According to The Counselor – State of the Industry 2010 Survey, the top ten distributors in our industry are believed to have 2009 North American sales of over $1.6 billion. Staples, Pro Forma Inc., Group II Communications/IMS, BDA, and 4 Imprint were the top five distributors of 2009with estimated sales of $360 million, $234 million, $207 million, $198 million and $165 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

According to the Promotional Products Association International, the following ranks the top 10 Program Categegory’s for purchasing promotional products in descending order according to the findings of a 2009 study by Louisiana State University and Glenrich Business Studies. Category’s were named by distributors according to the volume spent on promotional products by each.

Brand Awareness: Promotion of brand awareness and brand loyalty

Tradeshows: Tradeshow traffic generation

New Customer/Account Generation: Newcustomer or new account generation

Dealer/Distributor Programs: Dealer incentives, co-op programs, company stores

Public Relations: Corporate involvement with community, fundraising, sponsorship, school programs, media relations,  Employee Relations & Events: Morale and motivation, corporate/employee events, employee orientation, organizational commitment/corporate identity, corporate communication, employee training (other than safety), employee referral programs

Not-For-Profit Programs: Not-for-profit use for fundraising, public awareness campaigns (health, environment, public safety, etc.)

New Product/Service Introduction: New product or service introduction

Employee Service Awards: Anniversary recognition, service awards, etc.

Customer Referrals: Customer referral incentive programs

Internal Promotions (Incentive; Non-Safety): Sales incentive, TQM/quality programs, productivity, inventory reduction, error reduction, attendance improvement

Supply Chain

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

Whereas the majority of the items are made overseas, often in China, and the suppliers are simply importing from actual manufacturers, we generally consider the supplier as the beginning of the industry supply chain.  They choose specified product lines and import blank goods to be warehoused until a distributor orders one of their items with a customer logo on it.  The suppliers generally run the risk of inventory exposure and fluctuations in an item’s popularity.  This is generally why most distributors stick to distributing and not importing.  There are situations where importing directly from the manufacturer and thus cutting out the supplier does in fact make sense.  Generally, this happens when a distributor has a large quantity order and has enough lead time from the customer to import the item.  Since ocean freight from overseas generally takes 30-45 days and manufacturing may take several weeks, this only makes sense when a customer orders far in advance and in large quantity.  The benefits of this are outstanding since the margins and cost savings can be substantial.  But, in general, the average order in the industry is below $1,000 and thus the need for individual suppliers to carry specified product lines and hold inventory to fill the need of the average distributor with the average order.

Suppliers

Management believes that while there are an estimated 3,000 suppliers in the industry, most of the promotional products distributors have access to the same suppliers.  Currently, we utilize approximately 500 suppliers in our business with only one supplier accounting for about 10% of our purchasing requirements over the last two years. We seek to distinguish ourselves from other distributors by attractive pricing, by sourcing unique items, creating custom products and/or offering superior in house service and customer support through our employees.  Most suppliers require us to pay within 30 days of delivery of an order; however, we may not receive our customers’ payments in the same time frame.  This requires us to have available cash resources to finance most of our customers’ orders. The possible lack of available cash resources would limit our ability to take orders from customers, thus limiting our ability to grow.  An infusion of additional capital, a line of credit and better payment terms based on volume can enable us to service a broader base of customers. We have never sought to establish a line of credit, although we may seek to establish one with an institutional lender in the future.

Purchasing Trends – Need for Value Added Products and Related Services

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

Our Customers – Choosing us as your Right Distributor

Most of our promotional products bear our customers’ corporate name and are a reflection of their corporate image.  The events they use these items for are of the utmost importance.  If they go with another distributor who gives them run of the mill ideas possibly at a lower cost, a poor quality product with inferior quality decoration and/or the goods arrive late, then they quickly realize there should be other factors that determine which distributor they should be working with. We presently have over 500 customer accounts ranging from fortune 500 companies to local schools and small businesses.  A customer account is a person who or entity that has purchased promotional products from us in the past on a non-exclusive basis and may or may not purchase from us additional promotional products in the future.  No customer has accounted for more than 10% of sales during the past three years. Our customer base grows mainly through business and personal referrals and the efforts of our sales representatives.  Generally our customers do not actively seek distributors to bid on their projects.  There are many reasons why our customers may work with us over another distributor.  The average buyer first believes that price is the sole issue with the lowest bidding distributor on a project obtaining the business.  Once they gain more experience and understand the difficulties in processing and fulfilling an order on time and correctly, they generally analyze the rationale on how they choose a distributor differently.  Although pricing is important to our customers, they also count on our dependability, creativity and efficiency. In this regard, we recently agreed to develop an online store for one of the fastest growing privately held hospices in the United States to consolidate the customer’s purchasing from us for its multiple locations across the country.

Servicing our Customers

The major advantage we believe we have over most companies in the promotional product industry is the ability to provide integrated business solutions to its customers as trusted advisors. The majority of companies in the promotional product industry offer only branded merchandise, whereas, we offer solutions in:

—	Branded Merchandise;

—	Importing;

—	Incentive / Rewards programs;

—	Fulfillment / Warehousing;

—	Direct Relationship Marketing / Database Management;

—	Printing / Forms Management;

—	Website Development / E-commerce;

—	Integrated Marketing Solutions;

—	Interactive media; and

—	Mobile Marketing / Proximity Marketing.

We have built our distribution business around the concept of reliability, quality, innovative and custom promotional products at competitive prices while maintaining a high level of customer service and good relationships with industry suppliers.  Our research licensed software technology, that we purchased from an outside vendor and is available for licensing to other distributors in the industry, affords us the ability to locate and purchase industry product in an efficient manner rather than to have to manually research products through hundreds of catalogs and/or reference books.  Our in-house art capabilities through our salaried employees make us a “one stop shop” for custom merchandise and provide our customers with comfort in knowing logo modifications will not delay valuable production days on tight turn-around projects. Our in-house art department consists of two employees who work on Apple computers using licensed software programs such as Illustrator, Photoshop and Quark to create new logos or manipulate current ones.  These logos are then sent to the supplier who arranges to put them on the product whether internally or through an outside source in one of the following manners:

—	silkscreen printing

—	embroidery

—	hot stamp

—	heat transfer

—	embossing/debossing

—	engraving

Our reliability stems from our own customized and detailed tracking system that we structured and implemented to ensure an order is processed correctly and on time.  In general, customers contact us when they have a need for items that have corporate logos.  They provide us with general information that helps us determine what products to suggest, including the following:

—	The type of event and the targeted audience;

—	The number of units that are required and the budget; and

—	The timing of the event and the theme of the event.

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

—
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

—
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

—
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

—
Creating awareness of our products, services and facilities. We have been in business since March 1998. Our revenues are derived from existing customers and new customers through word of mouth recommendations, attendance at trade shows, our sales representatives and advertising and promotion in trade journals.

—
Motivating retailers to utilize promotional and specialty products in their business. It is our management’s belief from conversations with persons in our industry and at trade shows, that a trend in our industry is often for the use of promotional items to customers rather than cash incentives for gaining customer loyalty and motivating sales people. In this regard, customers who received a promotional item tended to purchase more and repeat purchases more often than customers who received a discount coupon of equivalent value. Additionally, sales forces show a tendency for greater motivation when receiving a trip or merchandise as opposed to the cash equivalent. We must show our customers the benefits of utilizing promotional and specialty items in their business and for their sales force and build customer loyalty through the use of point systems that are exchanged for promotional merchandise.

—
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

—
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

—	Maintain a competitive gross profit percentage on all sales orders. For the years ended December 31, 2010 and 2009, our gross profit percentage was 29.4% and 30.4%, respectively.

—
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

—
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

We believe that when a distributor is acquired, a decision must be made about the existing management team, most typically the owner.  An evaluation must be made regarding the skills of the owner and desirability of having them involved in our company.  Acquisitions would be typically made for the customer accounts; however, due to the size of the target companies, the owner would most likely also be a key employee or sales person.  The motivation of the previous owner to work for others may be an issue.  We must address this issue and ensure the continued participation of the owners.  In general, the best way to mitigate this risk is to tie up much of the previous owners’ payment in stock, thus providing incentive for the overall company’s success.

We believe that one of the most difficult tasks in our acquiring a company would be transitioning the new acquisition into us.  It is important to have flexible, open systems and technology to integrate the back office operations, as well as strong controls and processes to put in place. Having the appropriate technology and strong management team will help alleviate some of the issues here.

As of the date hereof, there is no firm agreement to acquire any company or distributor and we can provide no assurances that our plans will be realized to grow through acquisitions of one or more distributors or, if successful, that any acquisitions can be profitably integrated into our company’s operations.

Competition

While our competition is extensive with over 20,000 distributors, we believe that there are no companies that dominate the market in which we operate.  Our company competes within the industry on the basis of service, competitive prices, personnel relationships and competitive commissions to our sales representatives to sell promotional products for us rather than our competitors. Competitors’ advantages over us may include better financing, greater experience and better service, cheaper prices and personal relationships than us.

According to the Promotional Products Association International, with no single company dominating the market, the promotional products industry is highly fragmented with 21,150 distributors in the industry with revenues of less than $2.5 million and 857 distributors with revenues of $2.5 million or more. According to The Counselor – State of the Industry 2010 Survey, the top ten distributors in our industry are believed to have 2009 North American sales of over $1.6 billion. Staples, Pro Forma Inc., Group II Communications/IMS, BDA, and 4 Imprint were the top five distributors of 2009with estimated sales of $360 million, $234 million, $207 million, $198 million and $165 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

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

Employees

As of December 31, 2010, we had 12 full time employees, including two executive officers who provide in-house sales, our Chief Financial Officer and 5 support staff employees. We utilize 8 sales representatives of which four are employees who provide services on an exclusive basis and four additional persons who provide services to us on a non-exclusive basis as independent consultants.

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

RISKS RELATING TO OUR BUSINESS

HISTORY OF OPERATING LOSSES

Since we went public in 2005, we have experienced a continued history of operating losses.  For the years ended December 31, 2010 and 2009, we incurred a net loss of $1,762,256 and $1,577,010, respectively. Our operating losses for the past three years are attributable to the general state of the economy. We can provide no assurances that these losses will not continue into the foreseeable future. During the fiscal years ended December 31, 2010 and 2009, we have completed financings totaling $1,124,250 and $1,628,300, respectively.  We can provide no assurances that we will be able to continue to raise additional financing to supplement our liquidity and capital resource needs on terms satisfactory to us if at all.

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

In 2008, we became an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the mobile advertising and proximity marketing industry. To date, we have not generated any significant revenue from this new and unproven segment of our business. A primary business focus of Ace is to attempt to place our proximity marketing units into businesses on a local, regional and potentially on a national scale, and to then generate revenues through advertisers seeking new measurable media channels that can accurately target and engage key consumer segments and deliver compelling relevant content that can be enjoyed for what it is, shared with friends, interactively engage with or commercially acted upon instantaneously. It is our intent to enable advertisers to promote their business by sending animated images, audio files, video clips, text files, promotional or discount contents, bar codes, mobile games and java applications and business card files. We can also send live data such as news and sports updates to targeted mobile phones. The ABI Research report published in January 2008 on mobile marketing refers to the industry as still being in its “wild west” years but forecasts it will settle down and become a $24 billion slice of the worldwide marketing and advertising pie by 2013. It estimates there was about $1.8 billion spent in 2007 on all forms of mobile marketing. While Management intends to market the proximity boxes as a premier mobile technology, we can provide no assurances that Ace will successfully establish a local, regional and/or national network containing its proximity marketing boxes or that sufficient advertising revenues and profits (if any) will result to justify the expenditures thereof.

WE ARE CURRENTLY ATTEMPTING TO RAISE UP TO $10,000,000 PURSUANT TO A PLAN OF FINANCING FOR OUR NEWLY FORMED SUBSIDIARY.  WE CAN PROVIDE NO ASSURANCES THAT OUR FUND RAISING EFFORTS WILL BE SUCCESSFUL ON TERMS SATISFACTORY TO US, IF AT ALL.

In January 2011, we formed Mobiquity Networks, Inc. as a wholly-owned subsidiary for the purpose of attempting to develop a proximity marketing network and to derive revenues from same .  We have assigned our contracts with Blue Bite and Eye Corp Pty Ltd. to Mobiquity.  Blue Bite is a premier provider of proximity marketing hardware and software solutions.  Eye Corp is an out-of-home media company which operates the largest mall advertising display network in the United States, to roll-out an expansive network which comprises of retail, dining, transportation, sporting, music, and other high traffic venues.  We are currnetly seeking to raise up to $10,000,000 for Mobiquity to expand heavily on the mall retail space and secure a National Mall Network utilizing our agreement with Eye Corp, which provides us access to Eye Corp's 300 plus mall portfolio as well as executive National campains at other retail and event based locations. We can provide no assurances that our fund raising efforts will be successful on terms satisfactory to us, if at all.

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

Our business has been subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters, particularly in the months of September through November, due to the timing of sales of promotional products and year-end promotions. Net sales and operating profits have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  Quarterly results may also be adversely affected by a variety of other factors, including:

○	costs of developing new promotions and services;

○	costs related to acquisitions of businesses;

○	the timing and amount of sales and marketing expenditures;

○	general economic conditions, as well as those specific to the promotional product industry; and

○	our success in establishing additional business relationships.

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

Not Applicable.

Item 2.  Properties

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

Purchases of Equity Securities.

Since June 9, 2005, our common stock has been traded on the OTC Bulletin Board under the symbol "AMKT." Our common stock trades on a limited basis on the OTC Electronic Bulletin Board in the Over-the-Counter Market. The following table sets forth the range of high and low sales prices of our Common Stock for the last two fiscal years.

Quarters Ended	High	Low

March 31, 2009	$ .99	$	$ .45
June 30, 2009	1.01		.62
September 30, 2009	1.25		.68
December 31, 2009	.80		.45
March 31, 2010	.65		.40
June 30, 2010	.62		.25
September 30, 2010	.65		.11
December 31, 2010	.80		.23

The closing sales price on March 11, 2011 was $.30 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

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

As of March 4, 2011, there were about 107 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business.  Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

For the year ended December 31, 2010, there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
December 2009 - March 2010	Common Stock and Class D Warrants	2,050,000 shares and 1,332,500 warrants (includes 307,500 placement agent warrants)	$1,025,000; $123,000 paid in commissions	Rule 506	Warrants exercisable at $1.00 per share through August 21, 2012.

January 2010	Common Stock	210,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable.

August 2010 - December 2010	Common Stock And Warrants	3,518,332 shares 3,518,332 warrants	$1,055,500; no commissions paid	Rule 506	Warrants exercisable at $.30 per share through August 31, 2013

RECENT PURCHASES OF SECURITIES

In 2010 we have had no repurchases of our common stock.

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

Mobiquity Networks, Inc.

On January 5, 2011, Ace Marketing & Promotions, Inc. ("Ace") formed Mobiquity Networks, Inc. ("Mobiquity") for the purpose of attempting to develop a proximity marketing network and to derive revenues from same. Ace has assigned certain contracts described below (i.e. those contracts with Blue Bite LLC. and Eye Corp Pty Ltd.) pertaining to these start-up operations to Mobiquity, which is seeking to complete a plan of financing of up to $10,000,000. As of the filing date of this Form 10-K, no funds have been raised by Mobiquity. We can provide no assurances that Mobiquity will be successful in raising financing on terms satisfactory to it, if at all.

Ace has partnered with Blue Bite LLC. (“Blue Bite”), a premier provider of Proximity Marketing hardware and software solutions, and Eye Corp Pty Ltd., (“EyeCorp”) an out-of-home media company which operates the largest mall advertising display network in the United States, to roll-out an expansive network which comprises of retail, dining, transportation, sporting, music, and other high traffic venues.

Proximity MarketingSM is a marketing tool that delivers messages to any Bluetooth or Wi-Fi enabled device within a 300ft radius from a central terminal. Our technology permits delivery to virtually any mobile device and properly formats each message to ensure that every user receives the best possible experience. Results are fully traceable, giving campaigns a true level of accountability. We  offer brands the opportunity to reach millions of consumers with relevant, engaging content which is completely measurable for the advertisers and free for the user.  The consumer receives a message requesting approval for transfer and once acceptance is granted, the user can receive a range of rich media content utilized by advertisers for promotional purposes. A Proximity Marketing unit can detect the total number of mobile devices in a specific area and then dynamically present a highly relevant message to consumers. Through this marketing medium, advertisers can track metrics and analytics in a much more targeted way and quantitatively measure the effectiveness of their campaigns. Management believes that proximity marketing is completely spam-free and compliant with all applicable governmental regulations. Management believes that proximity marketing has unlimited marketing possibilities to thousands of different businesses.

The ABI Research report published in January 2008 on mobile marketing refers to the industry as still being in its “wild west” years but forecasts it will settle down and become a $24 billion slice of the worldwide marketing and advertising pie by 2013. It estimates there was about $1.8 billion spent in 2007 on all forms of mobile marketing.

We  intend to market its proximity boxes as a premiere mobile technology. This will allow us to create a new channel in the mobile marketplace for existing brands and marketers to leverage the inherent strengths of mobile advertising. We plan to leverage the technology to develop niche vertical sites. These services will be scalable for both large and small businesses to monetize high traffic areas. Additionally, the platform shall be dynamically scalable for worldwide partnerships, where a multi-location business will be able to send a different marketing campaign for each demographic.

We have launched Proximity Marketing installations in over 80 locations including malls, restaurants, and coffee shops. We have also executed highly successful campaigns at retail, music, and sporting events across the country, including: NASCAR's, Coke Zero 400, Best Buy Guitar Hero World Tour launch, Macy’s Thanksgiving Day Parade, NBA & NHL league games, concert tours for Def Leppard, Nickelback and more.  To date, revenues have been limited.

Mobiquity plans to use the net proceeds of the capital raise to expand heavily in the mall retail space and secure a national mall network, utilizing its exclusive agreement with EyeCorp, which provides Mobiquity access to its 300+ mall portfolio as well as execute national campaigns at other retail and event-based locations.

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

2010 versus 2009

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31
	2010	2009

Revenue	$3,170,035	$3,248,132
Cost of Revenues	2,237,396	2,260,065
Gross Profit	932,639	988,067
Operating Expenses	2,694,826	2,569,021
Loss from operations	(1,762,187)	(1,580,954)
Net Loss	(1,762,256)	(1,577,010)
Preferred Stock Dividend	--	--
Net Loss Allocable to Common Stockholders	(1,762,256)	(1,577,010)
Net (Loss) per common Share	(.13)	(.16)
Weighted average common Shares oustanding	13,520,411	10,070,890

We generated revenues of $3,170,035 for 2010 compared to $3,248,132 in 2009.  The decrease in revenues of $78,097 in 2010 compared to 2009 is due to the general state of the economy.

Cost of revenues was $2,237,396 or 70.6% of revenues for 2010 compared to $2,260,065 or 69.6% of revenues for 2009. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers.

Gross profit was $932,639 for 2010 or 29.4% of net revenues compared to $988,067 in the same period of 2009 or 30.4% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers.

Selling, general, and administrative expenses were $2,694,826 for 2010 as compared to $2,569,021 for 2009. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall increase of $125,805 was primarily due to a $266,402 increase in stock based compensation partially offset by a decrease in commissions of $(101,699).

Net loss from operations was $(1,762,256) for 2010 compared to a net loss of $(1,577,010) for 2009. Our increase in net loss for 2010 as compared to the comparable period of the prior year was due to a drop in sales due to the general state of the economy and an increase in stock based compensation as described above. No benefit for income taxes is provided for 2010 and 2009 due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services by our clients.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $763,581 at December 31, 2010.

Cash used by operating activities for the year ended December 31, 2010 was $(1,023,774). This resulted primarily from a net loss of $1,762,256 and an increase in accounts payable and accrued expenses of $171,572, partially offset by stock based compensation of $706,635 and a decrease in accounts receivable of $234,663. Cash was used in investing activities of $173,055, which funds were used to acquire property and equipment primarily for purchases of proximity marketing boxes.  Cash provided by financing activities of $1,364,800 was the result of the sale of our company common stock.

Cash used by operating activities for the year ended December 31, 2009 was $(957,731). This resulted primarily from a net loss of $1,577,010 and a increase in accounts payable and accrued expenses of $21,156 and an increase in stock based compensation of $385,334 and a decrease in accounts receivable of $276,130. Cash provided by investing activities was $50,864, which was comprised of the repayment of the loan receivable of $100,000 from Blue Bite, LLC and the purchase of equipment of $49,136, which were primarily purchases of proximity marketing boxes. Cash provided by financing activities of $993,227 was as a result of the sale of our company common stock.

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

Recent Financings

In August 2010, the Company raised $175,000 in gross proceeds from the sale of 437,500 shares and a like number of Warrants expiring in August 2013.  The investor paid $0.40 per Share and received Warrants exercisable at $0.60 per Share.  In November 2010, the Company commenced a plan of financing and raised an additional $800,500 in financing from the sale of 2,934,999 Shares of its restricted Common Stock at $0.30 per Share and Common Stock Purchase Warrants to purchase a like number of Shares, exercisable at $0.30 per Share through August 31, 2013. Subsequent to the completion of the second financing, the Company agreed to adjust the terms of the August 2010 transaction and issue to the August 2010 investor Shares and Warrants on the same terms as those sold in November - December 2010. Accordingly, an additional 145,833 Shares and a like number of Warrants were issued to the August 2010 investor, with the exercise price of the Warrants being lowered from $0.60 per Share to $0.30 per Share.  All securities will be issued pursuant to Section 4(2) and/or Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

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

Item 8.  Financial Statements

Financial Statements and Supplementary Data

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K, following this page.

ACE MARKETING &
PROMOTIONS, INC.

CONTENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009	PAGES

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-1, F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders' Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-24

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining,on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Marketing & Promotions, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Holtz Rubenstein Reminick LLP

Melville, New York
March 29, 2010

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ace Marketing & Promotions, Inc.
Valley Stream, New York

I have audited the accompanying balance sheet of Ace Marketing & Promotions, Inc. (the "Company") for the years ended December 31, 2010 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Marketing & Promotions, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Peter Messineo, CPA

Peter Messineo, CPA
Palm Harbor, Florida
March 24, 2011

ACE MARKETING &
PROMOTIONS, INC.

Balance Sheets
December 31,	2010	2009

Assets

Current Assets:
Cash and cash equivalents	$763,581	$595,611
Accounts receivable, net of allowance for doubtful accounts of
$20,000 at December 31, 2010 and December 31, 2009	298,892	533,555
Prepaid expenses and other current assets	218,336	157,580
Total Current Assets	1,280,809	1,286,746

Property and Equipment, net	249,726	133,632

Other Assets	7,745	7,745
Total Assets	$1,538,280	$1,428,123

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$243,795	$310,753
Accrued expenses	98,270	230,334
Total Current Liabilities	342,065	541,087

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued

Common stock, $.0001 par value; 100,000,000 shares authorized;
16,834,260 and 11,615,703 shares issued and outstanding
at December 31, 2010 and December 31, 2009, respectively	1,683	1,163
Additional paid-in capital	8,300,766	6,229,851
Accumulated deficit	(7,074,733)	(5,312,477)
	1,227,716	918,537
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	1,196,215	887,036
Total Liabilities and Stockholders' Equity	$1,538,280	$1,428,123

See notes to condensed  financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Statements of Operations
Years Ended December 31,
	2010	2009

Revenues, net	$3,170,035	$3,248,132
Cost of Revenues	2,237,396	2,260,065
Gross Profit	932,639	988,067

Operating Expenses:
Selling, general and administrative expenses	2,694,826	2,569,021
Total Operating Expenses	2,694,826	2,569,021

Loss from Operations	(1,762,187)	(1,580,954)

Other Income (Expense):
Interest expense	(818)	(1,031)
Interest income	749	4,975
Total Other Income (Expense)	(69)	3,944

Net Loss	$(1,762,256)	$(1,577,010)

Net Loss Per Common Share:

Basic	$(0.13)	$(0.16)

Diluted	$(0.13)	$(0.16)

Weighted Average Common Shares Outstanding:

Basic	13,520,411	10,070,890

Diluted	13,520,411	10,070,890

See notes to condensed  financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Statement of Stockholders' Equity
Years Ended December 31, 2010 and 2009

	Total			Additional
	Stockholders'	Common Stock		Paid-in		Treasury Stock
	Equity	Shares	Amount	Capital	(Deficit)	Shares	Amount

Balance, at December 31, 2008	$1,085,485	9,234,949	$924	$4,851,529	$(3,735,467)	23,334	$(31,501)
Stock Purchase	993,227	1,967,254	197	993,030
Stock Warrant	128,010			128,010
Stock Grant	34,200	46,000	5	34,195
Stock Compensation	223,124			223,124
Stock Issued to Placement Agent		367,500	37	(37)
Net Loss	(1,577,010)				(1,577,010)
Balance, at December 31, 2009	887,036	11,615,703	1,163	6,229,851	(5,312,477)	23,334	(31,501)
Stock Purchase	1,364,800	4,672,499	467	1,364,333
Stock Warrant	15,064			15,064
Stock Grant	155,649	546,058	53	155,596
Stock Compensation	535,922			535,922
Net Loss	(1,762,256)				(1,762,256)
Balance, at December 31, 2010	$1,196,215	16,834,260	$1,683	$8,300,766	$(7,074,733)	23,334	$(31,501)

See notes to condensed  financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Cash Flows
Years Ended December 31,	2010	2009

Cash Flows from Operating Activities:
Net loss	$(1,762,256)	$(1,577,010)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	56,961	30,838
Stock-based compensation	706,635	385,334
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	234,663	276,130
Prepaid expenses and other assets	(60,756)	(94,179)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(199,022)	21,156
Total adjustments	738,482	619,279
Net Cash Used in Operating Activities	(1,023,774)	(957,731)

Cash Flows from Investing Activities:
(Increase) Decrease in Note receivable	-	100,000
Acquisition of property and equipment	(173,056)	(49,136)
Net Cash (Used) in Provided by Investing Activities	(173,056)	50,864

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	1,364,800	993,227
Net Cash Provided by Financing Activities	1,364,800	993,227

Net Increase in Cash and Cash Equivalents	167,970	86,360
Cash and Cash Equivalents, beginning of year	595,611	509,251
Cash and Cash Equivalents, end of year	$763,581	$595,611

See notes to condensed  financial statements.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2010 and 2009.

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

NET INCOME PER SHARE - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 9,364,000 and 4,700,000 because they are anti-dilutive, as a result of a net loss for the years ended December 31, 2010 and 2009, respectively.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the year ended December 31, 2010 expenses were $2,850, there were no expenses for 2009.

ACCOUNTING FOR STOCK BASED COMPENSATION. Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period.  The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before excising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options for which vesting requirements will not be completed (“forefitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations.  Refer to Note 8 “Stock Option Plans” in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the Codification did not have an effect on the Company’s financial statements.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2: NOTES RECEIVABLE

On May 26, 2009, Ace Marketing received repayment of the Notes Receivable for a total of $100,000 from Blue Bite together with interest.

NOTE 3: PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following at December 31:

	USEFUL LIVES	2010	2009

Furniture and Fixtures	5 years	$392,039	$218,984
Leasehold Improvements	5 years	8,919	8,919
		400,958	227,903
Less Accumulated Depreciation		151,232	94,271
		$249,726	$133,632

Depreciation expense for the years ended December 31, 2010 and 2009 was $56,961 and $30,838, respectively.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 4: INCOME TAXES

The provision for income taxes for the years ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Current:
Federal	$-	-
State	-	-
	-	-

Deferred:
Federal	-	-
State	-	-
	$-	$-

The Company has federal and state net operating loss carryforwards of approximately $4,119,000, which can be used to reduce future taxable income through 2030.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

ACE MARKETING & PROMOTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

	YEARS ENDED DECEMBER 31,
	2010	2009

Deferred Tax Assets:
Net operating loss carryforwards	$1,924,000	$1,219,000
Stock based compensation	1,086,000	780,000
Allowance for doubtful accounts	8,000	8,000
Deferred Tax Assets	3,018,000	2,007,000
Less Valuation Allowance	3,018,000	2,007,000
Net Deferred Tax Asset	$-	$-

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2010		2009

Federal Statutory Tax Rate	34.00%		34.00%
State Taxes, net of Federal benefit	6.00%		6.00%
Change in Valuation Allowance	(40.00%	)	(40.00%	)
Total Tax Expense	0.00%		0.00%

ACE MARKETING & PROMOTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5: STOCKHOLDERS’ EQUITY

On October 9, 2009 the stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 25,000,000, (par value $.0001); to 100,000,000; (par value $.0001) authorized shares.

PRIVATE PLACEMENT OF SECURITIES - During fiscal 2004, the Company sold through a private placement, 14.74 units (each consisting of 50,000 common shares and 50,000 Class A Warrants). Each Class A Warrant had an exercise price of $2.00 and was to expire on January 3, 2007. The Company extended the expiration date of the Class A Warrants to July 1, 2009.  The Class A Warrants expired on September 30, 2009.

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

During fiscal 2006, the Company completed a private placement (the "Offering") through the sale of 15.859 units (each consisting of 60,000 common shares and 30,000 Class C Warrants) at a purchase price of $105,000 per unit for net proceeds of $1,420,937, net of transaction costs of approximately $244,000. Each Class C Warrant has an exercise price of $1.75 per share and expires on June 30, 2009. The Class C Warrants expired on September 30, 2009

Pursuant to the Offering, the Placement Agent was issued 139,680 shares of the Company's common stock and a warrant to purchase 95,160 shares of common stock at an exercise price of $1.00 per share. The Placement Agent warrants expire on June 29, 2011.

In February 2009, we sold 500,000 shares of our Common Stock at an exercise price of $.50 per share, payable one-half immediately and the balance in March 2009 through the retirement of a $125,000 Note.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

On July 14, 2009, the Company entered into a Placement Agent Agreement with Sierra Equity Group LLC, a FINRA registered broker-dealer ("Sierra"), to attempt to raise additional financing through the sale of its Common Stock and Warrants. Between August 21, 2009 and October 15, 2009, the Company closed on gross proceeds of $499,250 and received net cash proceeds of approximately $403,000, after commissions of approximately $50,000, legal expenses of $40,000 and blue sky, escrow and printing expenses of approximately $7,000. The planned use of proceeds is to primarily expand the Company's mobile and interactive divisions. In connection with the offering, the Company entered into a Financial  Advisory  Agreement with  Sierra  pursuant to which Sierra would  receive 300,000 shares  of

Common Stock and an additional 10% of the number of shares sold in the offering. The Company issued pursuant to the terms of the offering and the Financial Advisory Agreement an aggregate of 717,253 shares of Common Stock at an average per share price of $.696 per share and 358,627 Warrants exercisable at $1.00 per share to investors in the offering and an aggregate of 371,725 shares and 35,863 Warrants to Sierra.

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

In August 2010, the Company raised $175,000 in gross proceeds from the sale of 437,500 shares and a like number of Warrants expiring in August 2013.  The investor paid $0.40 per Share and received Warrants exercisable at $0.60 per Share.  In November 2010, the Company commenced a plan of financing and raised an additional $800,500 in financing from the sale of 2,934,999 Shares of its restricted Common Stock at $0.30 per Share and Class E Common Stock Purchase Warrants to purchase a like number of Shares, exercisable at $0.30 per Share through August 31, 2013. Subsequent to the completion of the second financing, the Company agreed to adjust the terms of the August 2010 transaction and issue to the August 2010 investor Shares and  Class E Warrants on the same terms as those sold in November - December 2010. Accordingly, an additional 145,833 Shares and a like number of Warrants were issued to the August 2010 investor, with the exercise price of the Warrants being lowered from $0.60 per Share to $0.30 per Share.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6: SHARE-BASED COMPENSATION

WARRANTS -  On August 17, 2009, the Company issued to an independent contractor 40,000 restricted common stock to seek to obtain new business for the Company and to create general market awareness of the Company and new services, which include but not limited to Proximity Marketing. The term of the agreement expired on the close of business on November 30, 2009.

On January 4, 2010, the Company issued 6,000 Warrants to purchase Common Stock to an independent consultant to manage sales relationships.  The services were recorded equal to the value of the shares at the date of grant and an expense of $3,051 is included in the operating expenses for the year ended December 31, 2010

On August 17, 2010, the Company issued 145,600 Warrants to purchase Common Stock to franchisee owners of a chain store for the purpose of placing proximity marketing units in their business locations.

RESTRICTED STOCK GRANTS - In January 2010, the Company entered into an agreement with a consulting firm to provide services over the next twelve months.  The agreement provides for the issuance of 100,000 restricted Common Stock.

In January 2010, the Company also entered into an agreement with two individuals to provide services over the next twelve months.  The agreement provides for the issuance of 57,500 shares and 52,500 restricted common shares of Common Stock which vest immediately.

In December 2010, the Company entered into an agreement with a consulting firm to provide services to the Corporation.  50,000 shares of stock were granted to the consultant during the fourth quarter of 2010.

During the past three years, the Company has granted  under our 2005 Plan certain employees and consultants restricted stock awards for services for the prior year with vesting to occur after the passage of an additional 12 months. These awards totaled 45,000 Shares for 2008, subject to continued services with the Company through December 31, 2009.  These awards totaled 51,000 Shares for 2009 subject to continued services with the Company through December 31, 2010.  These awards totaled 105,000 Shares for 2010 subject to continued services with the Company through December 31, 2011.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

NOTE 7: STOCK COMPENSATION

The Company's results for the years ended December 31, 2010 and 2009 include employee share-based compensation expense totaling approximately $282,000 and $(51,000) respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

The following table summarizes stock-based compensation expense for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Employee stock based compensation-option grants	$267,180	$(51,239)
Employee stock based compensation-stock grants	42,514	-
Non-Employee stock based compensation-option grants	175,122	238,670
Non-Employee stock based compensation-stock grants	170,900	34,200
Non-Employee stock based compensation-stock warrant	50,921	164,008
	$706,635	$385,639

NOTE 8: LOSS PER SHARE

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

NOTE 9: STOCK OPTION PLAN

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "Plan") for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000.  During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 4,000,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the "Plan").

ACE MARKETING & PROMOTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2010 and 2009 are as follows:

	Years Ended December 31,
	2010	2009

Expected volatility	123.48%	135.23%
Expected dividend yield	-	-
Risk-free interest rate	3.01%	1.27%
Expected term (in years)	4.00	5.00

ACE MARKETING & PROMOTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2010	3,029,222	$1.09
Granted	660,000	$1.00
Exercised	-	-
Cancelled / Expired	(569,222)	$1.07

Outstanding, December 31, 2010	3,120,000	$.97	5.23	-

Options exercisable, December 31, 2010	2,870,000	$.97	5.26	-

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010 and 2009 was $0.54 and $0.44

The aggregate intrinsic value of options outstanding and options exercisable atDecember 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.23 closing price of the Company's common stock on December 31, 2010.

As of December 31, 2010, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $156,000. Unamortized compensation cost as of December 31, 2010 is expected to be recognized over a remaining weighted-average vesting period of 1.25 years. As of December 31, 2009, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $531,000. Unamortized compensation cost as of December 31, 2009 was expected to be recognized over a remaining weighted-average vesting period of 2.50 years.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2010 and 2009 are as follows:

	Years Ended
	2010	2009

Expected volatility	132.18%	115.32%
Expected dividend yield	--	--
Risk-free interest rate	2.65%	1.02%
Expected term (in years)	5.00	3.00

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2010	1,712,366	$.86
Granted	4,531,599	$.51
Exercised	--	--
Cancelled	--	--
Outstanding, December 31, 2010	6,243,965	$.54	2.26	6,500

Warrants exercisable, December 31, 2010	6,189,365	$.93	2.24	--

ACE MARKETING & PROMOTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

COMMON SHARES RESERVED

Placement Agent Warrants	86,489
2005 Stock Option Plan	2,860,000
Non Statutory Options	260,000
Warrants - Series 1 - 3	914,500
Class D Warrants	2,307,977
Class E Warrants	2,934,999

Class A, B and C Warrants have expired as of September 30, 2009.

NOTE 10: COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company leases office space under non-cancelable operating leases, which expires in November 2011. The Company is obligated for the payment of real estate taxes under these leases. The Company is also currently leasing additional office space on a month-to-month basis. Minimum future rentals under non-cancelable lease commitments are as follows:

YEARS ENDING DECEMBER 31,

2011	$ 29,000

Rent and real estate tax expense was approximately $93,000 and $93,000 for the years December 31, 2010 and 2009, respectively.

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
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

TRANSACTIONS WITH MAJOR CUSTOMERS - The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the year ended December 31, 2010 a customer accounted for approximately 10 % of net revenues and for the year ended December 31, 2009 two customers accounted for approximately 14 % of net revenues.  The Company holds on hand certain items that are ordered on a regular basis.

NOTE 11: SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS

Cash paid during the years for:

	YEARS ENDED DECEMBER 31,
	2010	2009

Interest	$818	$1,031

Income Taxes	$-	$-

ACE MARKETING & PROMOTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12: SUBSEQUENT EVENTS

CONSULTING AGREEMENT -

In January 2011, the Company entered into an agreement with a consulting firm to provide business development services.  The agreement provides for the issuance of 100,000 shares of restricted Common Stock and Warrants to purchase 200,000 shares of restricted Common Stock.

In January 2011, the Company approved the issuance of 50,000 shares of Common Stock in exchange for consulting services.

In January 2011, the Company approved the agreement with employees to issue 51,000 restricted shares of its Common Stock for services rendered over the last 12 months.

The Company has evaluated all subsequent events through the filing date of this form 10-K for appropriate accounting and disclosures.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9.A  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2010 (exept as noted below) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2010.

Material Weaknesses addressed in 2010

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses as of December 31, 2009 and 2008.

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

MANAGEMENT'S PLAN OF REMEDIATION

INFORMATION TECHNOLOGY

a)	Management documented their policies and procedures as they related to the managing of operations for application and technology platforms. These policies were documented in 2010.

FINANCIAL REPORTING

a)
Managements addressed the lack of review or evidence of review in the financial reporting process by instituting a checklist process where the CEO or an outside consultant reviews transactions created by the CFO.

b)
The database link was created in mid 2009 and will continue to be monitored and tested. Management believes the process has improved considerably and believes any outstanding issues were fully resolved in 2010.

Item 9.B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The names, ages and principal occupations of the Company's present officers and directors are listed below.

		FIRST BECAME DIRECTOR
NAME (1)	AGE	AND/OR OFFICER	POSITION

Dean Julia	43	1998	Chief Executive Officer/Secretary/Treasurer/Director/Co-Founder
Michael Trepeta	39	1998	President/Director/Co-Founder
Sean McDonnell	50	2005	Chief Financial Officer
Domenico Iannucci	55	2009	Director

(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

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

DEAN L. JULIA

Mr. Julia holds a Bachelor of Business Administration from Hofstra University received in 1990. Since that time, Mr. Julia has been associated with various broker/dealers as a stockbroker where he was involved in the funding of numerous development stage and growth companies. From 1991 to 1996, Mr. Julia served as a Vice President for Reich & Co. From 1993 to 1994, he was Vice President for D. Blech & Co. From 1994 to 1995, he served as a Vice President for GKN Securities; and from 1995 to 1996 he served as Vice President for Rickel & Associates. From September 1996 through February 1998, Mr. Julia served as President and Chief Executive Officer of DLJ Consulting, a financial intermediary consultant for public and private companies. In 1998, Mr. Julia co-founded us and became an officer, director and principal stockholder of our company and a full time employee. Mr. Julia is fully familiar with all of the Company's operations and he has demonstrated his management ability at senior levels.

MICHAEL D. TREPETA

Mr. Trepeta received a Bachelor of Science Degree in Applied Economics and Business Management with a minor in Communications from Cornell University in 1993. Since that time, Mr. Trepeta has been associated with various broker/dealers as a stockbroker where he was involved in the funding of numerous development stage and growth companies. Mr. Trepeta was a Vice President of Investments at Joseph Roberts & Co. in 1994 and a Vice President of Investments at Rickel & Associates from 1995-1996. From September of 1996 through February 1998, he has served as President of MDT Consulting Group, Inc., a corporation contracted by publicly traded companies to serve as a financial intermediary to investment bankers and to assist in developing products, services, and business strategies.  In 1998, Mr. Trepeta co-founded us and he became an officer, director and principal owner of our company and a full time employee. Mr. Trepeta is fully familiar with all of the Company's operations and he has demonstrated his management ability at senior levels.

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

DOMINICO IANNUCCI

Mr. Iannucci has owned and managed a residential and commercial construction company for over 24 years. Mr. Iannucci is serving as an independent director of the Company. Mr. Iannucci brings to the Board experience in other industries that the two other board members do not process.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of New York and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC and any applicable securities exchange.

Director Qualifications and Diversity

The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the finance and capital market industries.

In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to the full board for oversight. These risks include, without limitation, the following:

Risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Risks and exposures relating to corporate governance; and management and director succession planning.

Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

In accordance with the Company's By-Laws, the Chairman of the Board presides at all meetings of the Board. Since the Company does not have a Chairman of the Board, the By-Laws of the Corporation require the President, Michael Trepeta, to serve as the Chairman of the Board and to preside at all meetings. Currently, the offices of President (who serves as Chairman of the Board and Chief Executive Officer) are separated. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is likely is in the best interests of the Company.

Indemnification

The New York Business Corporation Law contains provisions permitting and, in some situations, requiring New York corporations to provide indemnification to their officers and directors for losses and litigation expense incurred in connection with their service to the corporation. Our articles and bylaws contain provisions requiring our indemnification of our directors and officers and other persons acting in their corporate capacities.

In addition, we may enter into agreements with our directors providing contractually for indemnification consistent with the articles and bylaws. Currently, we have no such agreements. The New York Business Corporation Law also authorizes us to purchase insurance for our directors and officers insuring them against risks as to which we may be unable lawfully to indemnify them. We intend to obtain limited insurance coverage for our officers and directors as well as insurance coverage to reimburse us for potential costs of our corporate indemnification of officers and directors.

As far as exculpation or indemnification for liabilities arising under the Securities Act of 1933 may be permitted for directors and officers and controlling persons, we have been advised that in the opinion of the Securities and Exchange Commission such exculpation or indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

LACK OF COMMITTEES

Our Company has no audit, compensation or nominating committees of our board of directors or committees performing similar functions. Domenico Iannucci is the Company’s sole “independent director,” but he is not a “financial expert” as those terms are defined below.  See “Risk Factors.”

Under the National Association of Securities Dealers Automated Quotations definition, an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Ace has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Ace’s outside auditor.

The term “Financial Expert” is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

The Company is seeking to add to the Board an “independent director” who is a “financial expert” and at that time, to form an audit committee consisting of Mr. Iannucci and the financial expert. In the event an audit committee is established, of which there can be no assurances given, its first responsibility would be to adopt a written charter.  Such charter would be expected to include, among other things:

▪
being directly responsible for the appointment, compensation and oversight of our independent auditor, which shall report directly to the audit committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

▪	annually reviewing and reassessing the adequacy of the committee’s formal charter;

▪	reviewing the annual audited financial statements with our management and the independent auditors and the adequacy of our internal accounting controls;

▪
reviewing analyses prepared by our management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

▪	reviewing the independence of the independent auditors;

▪
reviewing our auditing and accounting principles and practices with the independent auditors and reviewing major changes to our auditing and accounting principles and practices as suggested by the independent auditor or its management;

▪	reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

▪	all responsibilities given to the audit committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

CODE OF ETHICS

 The Company has a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer which has been designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

•	Compliance with applicable governmental law, rules and regulations;

•	The prompt internal reporting of violations of the code of ethics to an appropriate pre-identified person; and

•	Accountability for adherence to the code of ethics.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2010, none of our officers, directors or 10% or greater stockholders failed to file or filed any forms late to the best of our knowledge.

Item 11.  Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2010 and 2009 by (1) each person who served as the principal executive officer of the Company during fiscal year 2010; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2010 with compensation during fiscal year 2010 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2010.

					Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)	Total ($)
Dean L. Julia	2010	$256,000	$5,500	--	$135,941	--	--	$9,900	$407,341
Chief Executive Officer	2009	$216,000	3,500	--	$38,998	--	--	$8,123	$266,621

Michael D. Trepeta	2010	$256,000	$5,500	--	$135,941	--	--	$10,792	$408,233
President	2009	$216,000	$3,500	--	$38,998	--	--	$7,429	$266,621

(1)
The options and restricted stock awards presented in this table for 2010 and 2009 reflects the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such Shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

3)	Includes compensation for service as a director described under Director Compensation, below.

For a description of the material terms of each named executive officers’ employment agreement, including the terms of the terms of any common share purchase option grants, see that section of this Form 10-K captioned “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2010 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see “Employment Agreements”.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean L. Julia	250,000	—	—	$1.00	01/03/15	—	—	—	—
(1)	200,000	—	—	$1.20	12/28/15	—	—	—	—
	150,000	—	—	$1.20	08/22/17	—	—	—	—
	50,000	—	—	$1.20	03/01/13	—	—	—	—
	50,000	—	—	$.65	03/02/19	—	—	—	—
	50,000	—	—	$.54	03/25/20	—	—	—	—
	200,000	—	—	$.50	04.07/20	—	—	—	—
	100,000	—	—	$.26	02/28/21

Michael D.
Trepeta	250,000	—	—	$1.00	01/03/15	—	—	—	—
(1)	200,000	—	—	$1.20	12/28/15	—	—	—	—
	150,000	—	—	$1.20	08/22/17	—	—	—	—
	50,000	—	—	$1.20	03/01/13	—	—	—	—
	50,000	—	—	$.65	03/02/19	—	—	—	—
	50,000	—	—	$.54	03/25/20	—	—	—	—
	200,000	—	—	$.50	04.07/20	—	—	—	—
	100,000	—	—	$.26	02/28/21	—	—	—	—

(1)	All options contain cashless exercise provisions and are currently fully vested.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	Monthly Salary (1)	Bonus (2)

Dean L. Julia	Chief Executive Officer	$ 22,000 (3)	Annual bonus of at least 5% of pre-tax earnings
Michael Trepeta	President	$ 22,000 (3)	Annual bonus of at least 5% of pre-tax earnings

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

(3)	Each officer is entitled to be paid $24,000 per month but is currently receiving $22,000 per month, which is subject to change at anytime.

A summary of each Executive’s employment agreement, as amended, is as follows:

Each employment agreement, as amended, expires on March 1, 2015.  The Agreement shall be automatically renewed for a period of two years thereafter unless the Executive gives 60 days prior written notice of his intention not to renew this Agreement prior to the end of the initial Term. Each employment agreement may not be terminated without cause.  However, it may be terminated at any time by the Executive upon written three-month notice.  In such event, the Company shall be relieved of all of its obligations under the Agreement, except for payment of the Executive’s Base Salary and Annual Bonus earned and unpaid through the effective date of termination, those obligations with respect to indemnification and director and officer insurance and severance pay as described below.

We may terminate the Executive’s employment for cause (“Cause”) as defined in the Agreement. In the event this Agreement is terminated for cause, the Executive’s Base Salary and any unearned Annual Bonus, severance pay and all benefits shall terminate immediately upon such discharge, and we shall have no further obligations to the Executive except for payment and reimbursement for any monies due which right to payment or reimbursement accrued prior to such termination.

We may terminate this Agreement upon the disability as defined in the Agreement or death of the Executive by giving written notice to the Executive.  In the case of disability, such termination will become effective immediately upon the giving of such notice unless otherwise specified by us.  Upon any such termination, we shall be relieved of all our obligations under the Executive’s employment, except for payment of the Executive’s Base Salary and Annual Bonus earned and unpaid through the effective date of termination and severance pay.

We have agreed to defend and indemnify each Executive in his capacity as an officer against all claims, judgments, damages, liabilities, costs and expenses (including reasonable attorney’s fees) arising out of, based upon, or related to his performance of services to us, to the maximum extent permitted under law. We will also use our reasonable best efforts to include each Executive as an insured under all applicable directors’ and officers’ liability insurance policies maintained by us.

Each Executive is currently entitled to the following additional benefits:

—	$2,000 per month pay raise on each March 1 during the term of the Agreement and any extension thereof;
—	The annual grant on March 1 of each year of ten-year stock options to purchase 100,000 shares at an exercise price equal to the then fair market value of our common stock as determined by the Board. ;
—	Election to the Board of Directors and during the term of employment, the Board’s nomination for re-election to the Board;
—	Paid disability insurance and term life insurance for the benefit of each Executive’s family in an amount fixed by the Board at a cost not to exceed $10,000 per annum;
—	Use of company automobile with all related costs paid for by us;
—	Health insurance;
—	Right to participate in any pensions of our company;
—
Termination pay of one-year base salary based upon the scheduled annual salary of each executive officer for the next contract year, plus the amount of bonuses paid or entitled to be paid to the executive for the current fiscal year or the preceding fiscal year, whichever is higher.  In the event of termination, the executives will continue to receive all benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof;

—	Health insurance; and
—	Right to participate in any pensions of our company.

Additional Compensation

In the event Mobiquity Networks, Inc. is successful in raising financing for its operations, Michael Trepeta agrees to serve as Chief Executive Officer of Mobiquity and Dean L. Julia agrees to serve as Chief Operating Officer of Mobiquity.  As partial consideration for their services, each person shall receive ten year options to purchase 1,5000,000 Shares of Mobiquity's Common Stock owned by Ace at an exercise price of $.01 per Share.

DIRECTOR COMPENSATION

Stock Options

Stock options and equity compensation awards to our non-employee / non-executive director are at the discretion of the Board.  As of December 31, 2010, no options or equity awards have been made to our non-employee / non-executive directors.

Cash Compensation

Our non-employee / non-executive director is eligible to receive a fee of $500 to be paid for attending each Board meeting; however, no fees were paid in 2010.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

The following table shows the overall compensation earned for the 2010 fiscal year with respect to each non-employee and non-executive director as of December 31, 2010.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Scott Novack, Former Director	—	—	—	—	—	—	—

Domenico Iannucci, Director	—	—	81,930	—	—	—	81,930

(1)
The restricted stock awards and options presented in this table for 2010 reflect the full grant date fair value as if the total dollar amount were earned in the year of grant. As a general rule, for time-in-service-based options, the Company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.

(2)	Excludes awards or earnings reported in preceding columns.

(3)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

2005 Employee Benefit and Consulting Services Compensation Plan

On January 3, 2005, our company established an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) covering 2,000,000 shares, which 2005 Plan was ratified by our stockholders on February 9, 2005.  On August 12, 2005, the company’s stockholders approved a 2,000,000 share increase in the 2005 Plan to 4,000,000 shares.

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

Stock Options. A “stock option” is a contractual right to purchase a number of shares of common stock at a price determined on the date the option is granted.  An incentive stock option is an option granted under the Internal Revenue Code of 1986 to our employees with certain tax advantages to the grantee over non-statutory stock options. The option price per share of common stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price in the case of incentive stock options shall not be less than 100% of the fair market value of the common stock on the date of grant and may be granted below fair market value in the case of non-statutory stock options. Incentive stock options granted to owners of 10% or more of our common stock must be granted at an exercise price of at least 110% of the fair market value of our common stock and may not have a term greater than five years. Also, the value of incentive options vesting to any employee cannot exceed $100,000 in any calendar year. The option price of our options must be paid in cash, money order, check or common stock of the company.  The non-statutory stock options may also contain at the time of grant, at the discretion of the board, certain other cashless exercise provisions. These cashless exercise provisions are included in the currently outstanding non-statutory stock options granted by the board.

Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the optionee ceases to be an employee of our company for any reason other than death, any incentive stock option exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the optionee’s death, any incentive stock option exercisable at the date of death may be exercised by the legal heirs of the optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs.  In the event of disability of the optionee, any incentive stock options shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs.  The termination and other provisions of a non-statutory stock option shall be fixed by the board of directors at the date of grant of each respective option.

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

Awards

As of December 31, 2010, the Company has granted options to purchase  3,120,000 shares of the Company’s Common Stock with a weighted average exercise price of $.97 per share. The board has granted options with varying terms.

It is not possible to predict the individuals who will receive future awards under the Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board.  The table below contains information as of December 31, 2010 on the known benefits provided to certain persons and group of persons under the Plan.

	Number of Shares Subject to Options	Range of Exercise Price ($) per Share	Value of Unexercised Options at Dec. 31, 2010 (1)
Dean L. Julia, Chief Executive Officer (2)	950,000	$.50 - $1.20	$-0-
Michael D. Trepeta, President (2)	950,000	$.50 - $1.20	$-0-
Sean McDonnell, Chief Financial officer	50,000	$1.00	$-0-
Three Executive Officers As a group	1,950,000	$.50 - $1.20	$-0-
Non-Executive Officer, Employees and Consultants	1,170,000	$.50-$ 2.50	$-0-

(1)
Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $.23 based upon a last sale on (or the last trade date before) December 31, 2010) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

(2)	Does not include options to purchase 100,000 shares exercisable at $.26 per share granted on March 1, 2011.

During the past three years, the Company has granted certain employees and consultants restricted stock awards for services for the prior year with vesting to occur after the passage of an additional 12 months. These awards totaled 45,000 Shares for 2008, subject to continued services with the Company through December 31, 2009.  These awards totaled 51,000 Shares for 2009 subject to continued services with the Company through December 31, 2010.  These awards totaled 105,000 Shares for 2010 subject to continued services with the Company through December 31, 2011.

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

2009 Employee Benefit and Consulting Compensation Plan

On August 28, 2009, the Board established and on October 7, 2009, the stockholders approved an Employee Benefit and Consulting Compensation Plan (the “2009 Plan”) covering 4,000,000 shares with an effective date of October 7, 2009.

Administration

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

Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the Optionee ceases to be an employee of our company for any reason other than death, any option originally granted as an Incentive Stock Option exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the Optionee’s death, any originally granted Incentive Stock Option exercisable at the date of death may be exercised by the legal heirs of the Optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs.  In the event of disability of the Optionee, any originally granted Incentive Stock Options shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs.  The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

Common Stock Award. “Common Stock Awards” are shares of Common Stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Board if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of Common Stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period unless otherwise determined by the Board, the restricted stock award will be terminated.

Eligibility

The Company’s officers, employees, directors and consultants of Ace and its subsidiaries are eligible to be granted stock options, and Common Stock Awards.  Eligibility shall be determined by the Board or our Compensation Committee; however, all Options and Stock Awards granted to officers and directors must be approved by our Compensation Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 4, 2011, the Company had outstanding 16,810,925 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Approximate Percentage
Officers and Directors:

Michael D. Trepeta 457 Rockaway Avenue Valley Stream, NY 11583(2)	2,066,402	11.6%

Dean L. Julia 457 Rockaway Avenue Valley Stream, NY 11583 (2)	2,036,901	11.4%

Sean McDonnell 457 Rockaway Avenue Valley Stream, NY 11583 (3)	50,000	*

Domenico Iannucci One Windsor Drive Muttontown, NY 11753 (4)	839,650	4.9%

All Directors and Officers as a Group (four persons) (5)	4,992,953	25.6%

Scott Novak 457 Rockaway Avenue Valley Stream, NY 11583	1,052,402	6.3%

* Less than 1%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities.  Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.  Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner.

(2)	Includes options to purchase 1,050,000 shares.

(3)	Includes options to purchase 50,000 shares.

(4)	Consists of 539,660 shares of Common Stock and options to purchase 300,000 shares.

(5)	Includes options to purchase 2,450,000 shares.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2010 and relates to our 2005 Plan and 2009 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock :
	(a)	(b)	(c)

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
2005 Equity Compensation Plans (1)	3,120,000	.97	679,000

2009 Equity Compensation Plan	-0-	N/A	4,000,000

(1)	Options are exercisable at a price range of $.10 to $2.50 per share. The foregoing table does not reflect 201,000 shares of Common Stock issued pursuant to the 2005 Plan as restricted stock awards.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Michael Trepeta’s wife has a company which is a candle supplier.  From time-to-time, we have in the past and may in the future purchase candle supplies from her company. During 2008, 2009 amd 2010, we purchased a total of $3,165, $510 and $229, respectively, from her company.

The transactions above were approved by the Board of Directors based upon obtaining at least three competitive quotes and Mr. Trepeta’s wife being the best price. Accordingly, the transactions described above were believed by Management to be on terms that are at least as favorable to us as the terms we could have obtained from an unaffiliated third party.

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

Other Recent Transactions

On February 24, 2009, the Company entered into an Agreement with Legend Securities, Inc. for a term of one (1) year (the “Term”).  Legend agreed to provide services outlined below to increase investor awareness.  The services include the following:

—	assistance with investor presentations such as, but not limited to, PowerPoint slide presentations, broker/dealer fact sheets, financial projections and budgets;
—	sponsorship to capital conferences;
—	identification and evaluation of financing transactions;
—	identification and evaluation of acquisition and/or merger candidates;
—	introductions to broker dealers, research analysts, and investment companies that Legend believes could be helpful to the Company.

For their services, Legend received warrants to purchase 350,000 shares of the Company’s restricted Common Stock, exercisable at $.80 per share, over a term of five (5) years, with the warrants investing 25% immediately and the balance in monthly incremental amounts through January 2010.

Also, in consideration for the services provided in the agreement  and subject to the completion of the Company’s successful raise of net proceeds of at least $1,250,000 from the sale of its common stock (hereinafter referred to the “Capital Transaction”), the Company accrued a monthly advisory fee of ten thousand dollars ($10,000.00) per month (the "Monthly Advisory Fee").  These Monthly Advisory Fees totaling $120,000 were paid in March 2010.

Between July and October 2008, the Company sold 445,000 shares of its Series A Convertible Preferred Stock at a purchase price of $1.00 per share. The brother of the Company’s President, Michael Trepeta, purchased $250,000 and Domenico Iannucci, who later became a director, purchased $100,000 of the Series A Convertible Preferred Stock sold in this transaction.  On December 15, 2008, all of the Series A Convertible Preferred Stock automatically converted into 890,000 shares of Common Stock at a conversion price of $.50 per share.

In February 2009, we sold 500,000 shares of our Common Stock at an exercise price of $.50 per share, payable one-half immediately and the balance in March 2009 through the retirement of a $125,000 Note. Exemption is claimed under Section 4(2) of the Securities Act of 1933, as amended.

On July 14, 2009, the Company entered into a Placement Agent Agreement with Sierra Equity Group LLC, a FINRA registered broker-dealer ("Sierra"), to attempt to raise additional financing through the sale of its Common Stock and Warrants. Between August 21, 2009 and October 15, 2009, the Company closed on gross proceeds of $499,250 and received net cash proceeds of approximately $403,000, after commissions of approximately $50,000, legal expenses of $40,000 and blue sky, escrow and printing expenses of approximately $7,000. The planned use of proceeds is to primarily expand the Company's mobile and interactive divisions. In connection with the offering, the Company entered into a Financial Advisory Agreement with Sierra pursuant to which Sierra would receive 300,000 shares of Common Stock and an additional 10% of the number of shares sold in the offering. The Company issued pursuant to the terms of the offering and the Financial Advisory Agreement an aggregate of 717,253 shares of Common Stock at an average per share price of $.696 per share and 358,627 Warrants exercisable at $1.00 per share to investors in the offering and an aggregate of 371,725 shares and 35,863 Warrants to Sierra. All securities were issued pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

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

In August 2010, the Company raised $175,000 in gross proceeds from the sale of 437,500 shares and a like number of Warrants expiring in August 2013.  The investor paid $0.40 per Share and received Warrants exercisable at $0.60 per Share.  In November 2010, the Company commenced a plan of financing and raised an additional $800,500 in financing from the sale of 2,934,999 Shares of its restricted Common Stock at $0.30 per Share and Common Stock Purchase Warrants to purchase a like number of Shares, exercisable at $0.30 per Share through August 31, 2013. Subsequent to the completion of the second financing, the Company agreed to adjust the terms of the August 2010 transaction and issue to the August 2010 investor Shares and Warrants on the same terms as those sold in November - December 2010. Accordingly, an additional 145,833 Shares and a like number of Warrants were issued to the August 2010 investor, with the exercise price of the Warrants being lowered from $0.60 per Share to $0.30 per Share.  All securities will be issued pursuant to Section 4(2) and/or Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Item 14.  Principal Accountant Fees and Services.

AUDIT FEES

For the fiscal year ended December 31, 2009, the aggregate fees billed for professional services rendered by Holtz Rubenstein Reminick LLP ("Prior Independent Auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $72,000. Approximately $17,000 was paid to the Prior Independent Auditors for  for the quarters ended March 31 and June 30, 2010. For the year ended December 31, 2010, the aggregate bills paid or expected to be paid for professional services rendered by Peter Messineo ("2010 Independent Auditors") for the audit of the Company's financial statements and review of its financial statements included in the Form 10-Q for the quarter ended September 30, 2010 and filings under the Securities Act totaled approximately $20,000.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2010 and 2009, there were $-0- in fees billed for professional services by the Company's independent auditors and/or Prior Independent Auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

For the fiscal years ended December 31, 2010 and 2009, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors and/or Prior Independent Auditors.

AUDIT COMMITTEE - PRE-APPROVAL

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Holtz Rubenstein Reminick LLP and later by Peter Messineo as detailed above, were pre-approved by the board of Directors and all work of said firm was performed solely by their permanent employees.

Item 15. Exhibits and Financial Statement Schedules

(a)      FINANCIAL STATEMENTS

The following documents are filed under "ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," beginning on page F-1 through page F-24 and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2010 and 2009:

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statement of Stockholders' Equity
Notes to Financial Statements

(b)      EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)(9)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)(9)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Mobiquity Compensation Letter to Messrs. Trepeta and Julia (9)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
21.1	Subsidiaries of the Issuer - None in 2007
23.1	Consent of by Holtz Rubenstein Reminick LLP (9)
23.2	Consent of Peter Messineo, CPA (9)
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (9)
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (9)
32.1	Chief Executive Officer Section 1350 Certification (9)
32.2	Chief Financial Officer Section 1350 Certification (9)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.

(2)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.

(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.

(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.

(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.

(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.

(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.

(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.

(9)	Filed herewith.

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
Dean L. Julia, Chairman of the
Board and Principal Executive Officer

Dated:  Valley Stream, New York
March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Chairman of the Board	March 25, 2011
Dean L. Julia	Principal Executive Officer

/s/ Sean McDonnell	Principal Financial Officer	March 25, 2011
Sean McDonnell

/s/ Michael D. Trepeta	President, Director	March 25, 2011
Michael D. Trepeta

/s/ Domenico Iannucci	Director	March 25, 2011
Domenico Iannucci

Dean L. Julia, Michael D. Trepeta and Domenico Iannucci represent all the current members of the Board of Directors.