Form 10-Q
period 2011-03-31
ACE MARKETING & PROMOTIONS INC
filed 2011-05-16
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Yes ☐ No ☒

As of May 12, 2011, the registrant had a total of 19,600,925 shares of Common Stock outstanding.

ACE MARKETING & PROMOTIONS, INC.

FORM 10-Q QUARTERLY REPORT

ACE MARKETING &
PROMOTIONS, INC.

Condensed Balance Sheets	March 31,	December 31,
	2011	2010
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$992,535	$763,581
Accounts receivable, net of allowance for doubtful accounts of $20,000 at March 31, 2011 and December 31, 2010	346,399	298,892
Prepaid expenses and other current assets	236,637	218,336
Total Current Assets	1,575,571	1,280,809

Property and Equipment, net	268,995	249,726

Other Assets	7,745	7,745
Total Assets	$1,852,311	$1,538,280

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$289,243	$243,795
Accrued expenses	229,336	98,270
Total Current Liabilities	518,579	342,065

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 18,150,926 and 16,834,260 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,815	1,683
Additional paid-in capital	8,873,157	8,300,766
Accumulated deficit	(7,509,739)	(7,074,733)
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	1,333,732	1,196,215
Total Liabilities and Stockholders' Equity	$1,852,311	$1,538,280

See notes to condensed financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Operations	2011	2010
Three Months Ended March 31,	Unuadited	Unaudited

Revenues, net	$647,770	$596,381
Cost of Revenues	464,782	361,217
Gross Profit	182,988	235,164

Operating Expenses:
Selling, general and administrative expenses	618,118	622,733
Total Operating Expenses	618,118	622,733

Loss from Operations	(435,130)	(387,569)

Other Income (Expense):
Interest expense	-	(61)
Interest income	124	204
Total Other Income (Expense)	124	143

Net Loss	$(435,006)	$(387,426)

Net Loss Per Common Share:

Basic	$(0.03)	$(0.03)

Diluted	$(0.03)	$(0.03)

Weighted Average Common Shares Outstanding:

Basic	16,993,149	12,580,816

Diluted	16,993,149	12,580,816

See notes to condensed financial statements.

ACE MARKETING &
PROMOTIONS, INC.
Statement of Stockholders' Equity

Year Ended December 31, 2010 and Three Months Ended March 31, 2011

	Total			Additional
	Stockholders'	Common Stock		Paid-in		Treasury Stock
	Equity	Shares	Amount	Capital	(Deficit)	Shares	Amount

Balance, at December 31, 2009	$887,036	11,615,703	$1,163	$6,229,851	$(5,312,477)	23,334	$(31,501)
Stock Purchase	1,364,800	4,672,499	467	1,364,333
Stock Warrant	15,064			15,064
Stock Grant	155,649	546,058	53	155,596
Stock Compensation	535,922			535,922
Net Loss	(1,762,256)	-	-	-	(1,762,256)	0	0
Balance, at December 31, 2010	$1,196,215	16,834,260	$1,683	$8,300,766	$(7,074,733)	23,334	$(31,501)
Stock Purchase	448,000	1,166,666	117	447,883
Stock Warrant	19,153			19,153
Stock Grant	14,365	150,000	15	14,350
Stock Compensation	91,005			91,005
Net Loss	$(435,006)				$(435,006)
Balance, at March 31, 2011	$1,333,732	18,150,926	$1,815	$8,873,157	$(7,509,739)	23,334	$(31,501)

See notes to condensed financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Cash Flows	2011	2010
Three Ended March 31,	Unuadited	Unaudited

Cash Flows from Operating Activities:
Net loss	$(435,006)	$(387,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,306	10,693
Stock-based compensation	124,523	141,149
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(47,507)	218,051
Prepaid expenses and other assets	(18,301)	(98,369)
Decrease (Increase) in operating liabilities:
Accounts payable and accrued expenses	176,514	(215,486)
Total adjustments	252,535	56,038
Net Cash Used in Operating Activities	(182,471)	(331,388)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(36,575)	(103,647)
Net Cash (Used) in Provided by Investing Activities	(36,575)	(103,647)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	448,000	443,000
Net Cash Provided by Financing Activities	448,000	443,000

Net Increase in Cash and Cash Equivalents	228,954	7,965
Cash and Cash Equivalents, beginning of period	763,581	595,611
Cash and Cash Equivalents, end of period	$992,535	$603,576

See notes to condensed financial statements.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION:

The accompanying condensed financial statements and footnotes thereto are unaudited.

The Condensed Balance Sheets as of March 31, 2011 and December 31, 2010, the Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 and the Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

The information contained in this report on Form 10-Q should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2010.

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses. Actual results could differ from these estimates.

NATURE OF OPERATIONS - Ace Marketing & Promotions, Inc. (the “Company”) is a Promotional Marketing Company, that concentrate on three main business verticals; Branding, Interactive Solutions, and Mobile Marketing.  Each vertical contains several solutions.  In January 2011, we formed Mobiquity Networks, Inc. and we transferred our mobile marketing operations to this subsidiary.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

Under the Mobile vertical, we provide Proximity Marketing and SMS Text platforms & services.  We are an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the Mobile Advertising & Proximity Marketing Industry. Several years ago the term “Mobile Marketing” was really just a buzz word. Now, mobile marketing has become more of a reality, and many companies are expected to add “mobile” to their advertising and marketing mix.  Our clients and potential clients are anticipated to conclude that if they are not marketing to their customers or fans on their cell phones, then they are behind the times. To address this exciting market opportunity, we have become involved in Proximity Marketing.  Utilizing Proximity Marketing devices purchased by us, we are setting up Bluetooth and Wi-Fi Proximity Marketing networks that allow us to deliver content directly to consumers’ cell phones  for  free.   There  is no  network  charge  by  a  cell phone carrier as we intend to  set up  our own  devices  throughout sports and entertainment venues, retail locations, and any other relevant locations, effectively creating our own local network. The Proximity Marketing devices appear set to become the next component of advertising and marketing expenditures as mobile marketing gains more and more momentum.  This allows us to target and deliver rich media content at targeted locations at targeted times where it is most relevant.  The technology allows us to control all locations and campaigns remotely whether they are down the block or across the country.   With precise statistical reporting as to how many consumers downloaded the campaign, advertisers now have an exciting new and measurable medium to communicate with fans and consumers. It is our vision to build this network at various locations across the United States and have plans for our first permanent installations this calendar year.  Our SMS Text platforms provide another effective tool for our clients to interact with their customers through their mobile devices.  This technology can be used to complement Proximity Marketing or as a stand-alone marketing channel.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

NOTE 4: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 10,866,000 and 5,800,000 because they are anti-dilutive as a result of a net loss for the three months ended March 31, 2011 and 2010, respectively.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended March 31, 2011 and 2010 include employee share-based compensation expense totaling approximately $125,000 and $141,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Employee stock-based compensation - option grants	$42,766	$49,280
Employee stock-based compensation - stock grants	-	-
Non-Employee stock-based compensation - option grants	41,872	(28,345)
Non-Employee stock-based compensation - stock grants	14,365	105,150
Non-Employee stock-based compensation-stock warrant	25,520	15,064

Total	$124,523	$141,149

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

The weighted average assumptions made in calculating the fair values of options granted during the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010

Expected volatility	79.04%	132.18%
Expected dividend yield	-	-
Risk-free interest rate	3.41%	3.91%
Expected term (in years)	10.00	10.00

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2011	3,120,000	.97	5.23	$6,500
Granted	250,000	.26	9.92
Exercised	-
Cancelled & Expired	115,000	2.50	5.00

Outstanding, March 31, 2011	3,255,000	.86	5.56

Options exercisable, March 31, 2011	3,005,000	.85	5.63	$7,000

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 and 2010 was $0.26 and $0.54, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.24 closing price of the Company's common stock on March 31, 2011.

As of March 31, 2011, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $125,000. Unamortized compensation cost as of March 31, 2011 is expected to be recognized over a remaining weighted-average vesting period of 1.0 year.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010

Expected volatility	56.83%	132.18%
Expected dividend yield	-	-
Risk-free interest rate	1.07%	2.65%
Expected term (in years)	3.00	5.00

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2011	6,243,965	$0.54	2.26	$6,500
Granted	1,366,666	$0.30	2.48
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2011	7,610,631	$0.94	2.10

Warrants exercisable, March 31, 2011	7,610,631	$0.94	2.10	$7,000

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

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

NOTE 10:  SHARED BASED COMPENSATION

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

The Company's results for the three months ended March 31, 2011 and 2010 include employee share-based compensation expense totaling approximately $125,000 and $141,000, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 11.  EMPLOYMENT CONTRACTS/DIRECTOR COMPENSATION

On April 7, 2010, the Board of Directors approved a five-year extension of the employment contracts of Dean L. Julia and Michael D. Trepeta to expire on March 1, 2015. The Board approved the continuation of each officer's annual salary and scheduled salary increases on March 1 of each year of $2,000 per month. The Board also approved a signing bonus of stock options to purchase 200,000 shares granted to each officer which is fully vested at the date of grant and exercisable at $.50 per share through April 7, 2020; ten-year stock options to purchase 100,000 shares of Common Stock to be granted to each officer at fair market value on each anniversary date of the contract and extension thereof commencing March 1, 2011; and termination pay of one year base salary based upon the scheduled annual salary of each executive officer for the next contract year plus the amount of bonuses paid or entitled to be paid to the executive for the current fiscal year or the preceding fiscal year, whichever is higher. In the event of termination, the executives will continue to receive all benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof.

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

On March 1, 2011, Messrs. Julia and Trepeta each received 10-year options to purchase 100,000 shares, exercisable at $.26 per share. On the same date, a director also received 10-year options to purchase 50,000 shares exercisable at $.26 per share.

NOTE 12.  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q for appropriate accounting and disclosures.

In March 2011, the Company commenced a private placement offering. Pursuant to said offering between March 29, 2011 and April 19, 2011, the Company raised $755,000 in gross proceeds from the sale of 2,516,666 shares of common stock and a like number of warrants, exercisable at $.30 per share through August 31, 2013. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2010 which includes our audited financial statements for the year ended December 31, 2010 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

Overview

We are a Promotional Marketing Company that concentrates on three main business verticals; Branding, Interactive Solutions, and Mobile Marketing.  Each vertical contains several solutions.  In January 2011, we formed Mobiquity Networks, Inc. and we transferred our mobile marketing operations to this subsidiary.

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

Under the Mobile vertical, we provide Proximity Marketing and SMS Text platforms & services.  We are an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the Mobile Advertising & Proximity Marketing Industry. Several years ago the term “Mobile Marketing” was really just a buzz word. Now, mobile marketing has become more of a reality, and many companies are expected to add “mobile” to their advertising and marketing mix.  Our clients and potential clients are anticipated to conclude that if they are not marketing to their customers or fans on their cell phones, then they are behind the times. To address this exciting market opportunity, we have become involved in Proximity Marketing.  Utilizing Proximity Marketing devices purchased by us, we are setting up Bluetooth and Wi-Fi Proximity Marketing networks that allow us to deliver content directly to consumers’ cell phones  for  free.   There  is no  network  charge  by  a  cell phone carrier as we intend to  set up  our own  devices  throughout sports and entertainment venues, retail locations, and any other relevant locations, effectively creating our own local network. The Proximity Marketing devices appear set to become the next component of advertising and marketing expenditures as mobile marketing gains more and more momentum.  This allows us to target and deliver rich media content at targeted locations at targeted times where it is most relevant.  The technology allows us to control all locations and campaigns remotely whether they are down the block or across the country.   With precise statistical reporting as to how many consumers downloaded the campaign, advertisers now have an exciting new and measurable medium to communicate with fans and consumers. It is our vision to build this network at various locations across the United States and have plans for our first permanent installations this calendar year.  Our SMS Text platforms provide another effective tool for our clients to interact with their customers through their mobile devices.  This technology can be used to complement Proximity Marketing or as a stand-alone marketing channel.

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

We intend to market its proximity boxes as a premiere mobile technology. This will allow us to create a new channel in the mobile marketplace for existing brands and marketers to leverage the inherent strengths of mobile advertising. We plan to leverage the technology to develop niche vertical sites. These services will be scalable for both large and small businesses to monetize high traffic areas. Additionally, the platform shall be dynamically scalable for worldwide partnerships, where a multi-location business will be able to send a different marketing campaign for each demographic. We have demonstrated the use of proximity marketing boxes and delivered branded content for:

•	Def Leppard to support their band tour;
•	International Speeding Corporation, owner and operator of 13 major motorsports facilities, including the Daytona International Speedway;
•	Macy’s Thanksgiving Day Parade ;
•	SantaLand at Macy’s;
•	Madison Square Garden;
•	IMAX theater
•	Lonestar to support their band

Agreement  with Top Mall Developer

In April 2011, we signed an exclusive rights agreement with a Top Mall Developer to create a location-based mobile marketing network called Mobiquity Networks. The 50 mall agreement runs through December of 2015 and includes top malls in the portfolio. This new alliance will give advertisers the opportunity to reach millions of mall visitors per month with mobile digital content and offers when they are most receptive to advertising messages.

In connection with Eye Corp (The largest in Mall Advertiser in the US), Mobiquity Networks will deliver digital content and offers to shoppers on their mobile devices through Eye Corp’s extensive Mall Advertising Network. Eye Corp and Mobiquity Networks have an exclusive agreement to build a location-based mobile marketing network throughout Eye Corp’s Mall Advertising network. New properties to be added to the Mobiquity Networks portfolio will include iconic malls in the top designated market area in the US. These prestigious malls further complement Mobiquity Networks’ already impressive portfolio of prominent malls including Queens Center Mall in New York City, Northbridge in Chicago, and Santa Monica Place in Los Angeles.

Ace's Location-Based Mobile advertising medium is designed to reach on-the-go shoppers via their mobile devices with free rich media content delivered using Bluetooth or Wi-Fi. This advertising medium offers extremely targeted messaging engineered to engage and influence shoppers as they move about the mall environment. Eye Corp, along with Ace Marketing, will jointly create mobile marketing programs for existing clients in conjunction with their already active in mall advertising programs. Mobiquity Networks proximity marketing units will be strategically positioned in shopping malls near entrances, anchor stores, escalators and other high-traffic, and high dwell-time areas. Mobiquity Networks proximity marketing unit placement takes advantage of the opportunity to provide a reminder to consumers and touch them just before making a purchase decision. These units generate high awareness and brand recognition at the right time and place. When combined with the impact of other visual advertising mediums (in mall assets) or as a stand-alone medium, Mobiquity Networks is a great mobile solution to promote a brand on a local or national level.

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

	Three Months Ended March 31
	2011	2010
Revenue	$647,770	$596,381
Cost of Revenues	$464,782	$361,217
Gross Profit	$182,988	$235,164
Selling, General and Administrative Expenses	$618,118	$622,733
(Loss) from Operations	$(435,130)	$(387,569)

We generated revenues of $647,770 in the first quarter of 2011 compared to $596,381 in the same three month period ending March 31, 2010. The increase in revenues of $51,389 in 2011 compared to 2010 was due to the increased efforts of the Company’s sales force and improvement in the overall economy.

Cost of revenues was $464,782 or 71.7% of revenues in the first quarter of 2011 compared to $361,217 or 60.6% of revenues in the same three months of 2010. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $103,565 in 2011 is related to an increase in the cost of merchandise purchased due to the items our customers selected during the current quarter ending March 31, 2011.

Gross profit was $182,988 in the first quarter of 2011 or 28.3% of net revenues compared to $235,164 in the same three months of 2010 or 39.4% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $618,118 in the first quarter of 2011 compared to $622,733 in the same three months of 2010. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees.

Net loss was $(435,130) in the first quarter of 2011 compared to a net loss of $(387,569) for the same three months in 2010. The first quarter net loss for 2011 includes stock based payments (non-cash) of $124,523 as compared to $141,149 for the comparable period of 2010.  Our 2011 net loss increased by $47,561 due to our decrease in gross margins, partially offset by decreased commission expenses of approximately $69,000.   No benefit for income taxes is provided for in 2011 and 2010 due to the full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $992,535 at March 31, 2011. Cash used in operating activities for the three months ended March 31, 2011 was $182,471. This resulted primarily from a net loss of $435,006, offset by stock based compensation of $124,523 an increase in accounts receivable of $47,507 and an increase in prepaid expenses and other assets of $18,301 and a decrease of accounts payable and accrued expenses of $176,514. The Company had an increase in investing activities of $36,575 with the purchase of equipment.

The Company had cash and cash equivalents of $603,576 at March 31, 2010. Cash used in operating activities for the three months ended March 31, 2010 was $331,388. This resulted primarily from a net loss of $387,426, offset by stock based compensation of $141,149 a decrease in accounts receivable of $218,051 and an increase in prepaid expenses and other assets of $98,369 and an increase of accounts payable and accrued expenses of $215.486. The Company had an increase in investing activities of $103,647 with the purchase of equipment.

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

In March 2011, the Company commenced a private placement offering. Pursuant to said offering between March 29, 2011 and April 19, 2011, the Company raised $755,000 in gross proceeds from the sale of 2,516,666 shares of common stock and a like number of warrants, exercisable at $.30 per share through August 31, 2013. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

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

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES.

      (a) From December 31, 2010 through April 30, 2011, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

January 2011	Common Stock	150,000 shares and 200,000 Class E warrants	Services rendered; no commissions paid	Section 4(2)	Warrants exercisable at $.30 per share through through August 31, 2013
March 2011	Common Stock and Class E Warrants	2,516,666 shares and 2,516,666 warrants	$755,000; no commissions paid	Rule 506	Warrants exercisable at $.30 per share through August 31, 2013
April 2011	Common Stock and Class E warrants	100,000 shares and Class E warrants to purchase 100,000 shares	Services rendered; no commissions paid	Rule 506	Warrants exercisable at $.30 per share through August 31, 2013

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended March 31, 2011, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   Not applicable.

ITEM 5.  OTHER INFORMATION:

Agreement  with Top Mall Developer

In April 2011, we signed an exclusive rights agreement with a Top Mall Developer to create a location-based mobile marketing network called Mobiquity Networks. The 50 mall agreement runs through December of 2015 and includes top malls in the portfolio. This new alliance will give advertisers the opportunity to reach millions of mall visitors per month with mobile digital content and offers when they are most receptive to advertising messages.

In connection with Eye Corp (The largest in Mall Advertiser in the US), Mobiquity Networks will deliver digital content and offers to shoppers on their mobile devices through Eye Corp’s extensive Mall Advertising Network. Eye Corp and Mobiquity Networks have an exclusive agreement to build a location-based mobile marketing network throughout Eye Corp’s Mall Advertising network. New properties to be added to the Mobiquity Networks portfolio will include iconic malls in the top designated market area in the US. These prestigious malls further complement Mobiquity Networks’ already impressive portfolio of prominent malls including Queens Center Mall in New York City, Northbridge in Chicago, and Santa Monica Place in Los Angeles.

Ace's Location-Based Mobile advertising medium is designed to reach on-the-go shoppers via their mobile devices with free rich media content delivered using Bluetooth or Wi-Fi. This advertising medium offers extremely targeted messaging engineered to engage and influence shoppers as they move about the mall environment. Eye Corp, along with Ace Marketing, will jointly create mobile marketing programs for existing clients in conjunction with their already active in mall advertising programs. Mobiquity Networks proximity marketing units will be strategically positioned in shopping malls near entrances, anchor stores, escalators and other high-traffic, and high dwell-time areas. Mobiquity Networks proximity marketing unit placement takes advantage of the opportunity to provide a reminder to consumers and touch them just before making a purchase decision. These units generate high awareness and brand recognition at the right time and place. When combined with the impact of other visual advertising mediums (in mall assets) or as a stand-alone medium, Mobiquity Networks is a great mobile solution to promote a brand on a local or national level.

ITEM 6.  EXHIBITS:

Exhibit No.	Description

3.1	Articles of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)(9)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)(9)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Mobiquity Compensation Letter to Messrs. Trepeta and Julia (9)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements

Exhibit No.	Description
14.1	Code of Ethics/Code of Conduct (5)
21.1	Subsidiaries of the Issuer - None in 2007
31.1	Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (10)
31.2	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (10)
32.1	Principal Executive Officer Section 1350 Certification (10)
32.2	Principal Financial Officer Section 1350 Certification (10)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(10)

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.

(2)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.

(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.

(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.

(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.

(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.

(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.

(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.

(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.

(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

Date: May 13, 2011	By: /s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: May 13, 2011	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer