Form 10-Q
period 2011-06-30
ACE MARKETING & PROMOTIONS INC
filed 2011-08-15
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Yes ☒   No ☐

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

Yes ☐ No ☒

As of August 1, 2011, the registrant had a total of 22,700,926 shares of Common Stock outstanding.

ACE MARKETING & PROMOTIONS, INC.

FORM 10-Q QUARTERLY REPORT

ACE MARKETING &
PROMOTIONS, INC.

Condensed Balance Sheets

	June 30, 2011	December 31, 2010
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$725,603	$763,581
Accounts receivable, net of allowance for doubtful accounts of $20,000 at June 30, 2011 and December 31, 2010	370,906	298,892
Prepaid expenses and other current assets	586,682	218,336
Total Current Assets	1,683,191	1,280,809

Property and Equipment, net	587,240	249,726

Other Assets	7,745	7,745
Total Assets	$2,278,176	$1,538,280

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$384,519	$243,795
Accrued expenses	105,656	98,270
Total Current Liabilities	490,175	342,065

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 20,750,926 and 16,834,260 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,075	1,683
Additional paid-in capital	9,791,485	8,300,766
Accumulated deficit	(7,974,058)	(7,074,733)
	1,819,502	1,227,716
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	1,788,001	1,196,215
Total Liabilities and Stockholders' Equity	$2,278,176	$1,538,280

See notes to condensed  financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Operations

	Three Months Ended June 30, Unaudited		Six Months Ended June 30, Unaudited
	2011	2010	2011	2010

Revenues, net	$986,433	$1,077,512	$1,634,202	$1,673,894
Cost of Revenues	812,840	817,419	1,277,623	1,178,636
Gross Profit	173,593	260,093	356,579	495,258

Operating Expenses:
Selling, general and administrative expenses	637,137	827,038	1,255,253	1,449,771
Total Operating Expenses	637,137	827,038	1,255,253	1,449,771

Loss from Operations	(463,544)	(566,945)	(898,674)	(954,513)

Other Income (Expense):
Interest expense	(919)	(198)	(919)	(260)
Interest income	144	207	268	411
Total Other Income (Expense)	(775)	9	(651)	151

Net Loss	$(464,319)	$(566,936)	$(899,325)	$(954,362)

Net Loss Per Common Share:

Basic	$(0.02)	$(0.04)	$(0.05)	$(0.07)

Diluted	$(0.02)	$(0.04)	$(0.05)	$(0.07)

Weighted Average Common Shares Outstanding:

Basic	18,934,904	13,116,594	17,490,700	12,838,119

Diluted	18,934,904	13,116,594	17,490,700	12,838,119

See notes to condensed  financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Cash Flows

Six Months Ended June 30,	2011	2010
	Unaudited	unaudited

Cash Flows from Operating Activities:
Net loss	$(899,325)	$(954,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,875	24,824
Stock-based compensation	176,861	497,121
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(72,014)	253
Prepaid expenses and other assets	(368,346)	(71,194)
Increase (Decrease) in operating liabilities:
Accounts payable and accrued expenses	148,110	(50,701)
Total adjustments	(70,514)	400,303
Net Cash Used in Operating Activities	(969,839)	(554,059)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(382,389)	(113,238)
Net Cash (Used) in Provided by Investing Activities	(382,389)	(113,238)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	1,314,250	443,000
Net Cash Provided by Financing Activities	1,314,250	443,000

Net Decrease in Cash and Cash Equivalents	(37,978)	(224,297)
Cash and Cash Equivalents, beginning of period	763,581	595,611
Cash and Cash Equivalents, end of period	$725,603	$371,314

See notes to condensed  financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Statement of Stockholders' Equity

Year ended December 31, 2010 & Six Months Ended June 30, 2011

	Total Stockholders'	Common Stock		Additional Paid-in		Treasury Stock
	Equity	Shares	Amount	Capital	(Deficit)	Shares	Amount

Balance, at December 31, 2009	$887,036	11,615,703	$1,163	$6,229,851	$(5,312,477)	23,334	$(31,501)
Stock Purchase	1,364,800	4,672,499	467	1,364,333
Stock Warrant	15,064			15,064
Stock Grant	155,649	546,058	53	155,596
Stock Compensation	535,922			535,922
Net Loss	(1,762,256)				(1,762,256)
Balance, at December 31, 2010	$1,196,215	16,834,260	$1,683	$8,300,766	$(7,074,733)	23,334	$(31,501)
Stock Purchase	$1,314,250	3,666,666	$367	$1,313,883
Stock Warrant	$25,522			$25,522
Stock Grant	29,154	250,000	25	29,129
Stock Compensation	122,185			122,185
Net Loss	(899,325)				$(899,325)
Balance, at June 30, 2011	$1,788,001	20,750,926	$2,075	$9,791,485	$(7,974,058)	23,334	$(31,501)

See notes to condensed  financial statements.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION:

The accompanying condensed financial statements and footnotes thereto are unaudited.

The Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, the Condensed Statements of Operations for the three months and six months ended June 30, 2011 and 2010 and the Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2011, results of operations for the three months and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

NATURE OF OPERATIONS - Ace Marketing & Promotions, Inc. (the "Company" or "Ace") began as promotional products company and has since evolved into an Integrated Marketing Solutions Company. Ace currently focuses on four business verticals; Branding, Interactive, Direct Relationship Marketing and Mobile Marketing.  With its newly developed suite of solutions in place, Ace now offer its clients and potential clients the ability to work smarter in addressing their marketing needs by leveraging technology platforms. The services and technology platforms assembled within each business vertical allows Ace to provide its clients with an exceptional mix of solutions for reaching their customers in ways that were previously impossible. Clients have the ability to choose a single solution within a vertical or a complete package of solutions working together seamlessly. By offering the entire suite of solutions, the need for multiple vendors has been eliminated, and Ace can be a single source provider of Branding, Interactive, Direct Relationship Marketing and Mobile Marketing Solutions.

Within the Branding vertical Ace has the ability to create the actual brand, in addition to providing all the branded merchandise.  This has been the core of the Ace business model since its inception.  The current focus within this vertical is to find new and innovative ways to leverage new technology platforms to drive growth beyond traditional channels. The Interactive vertical deals with any online marketing & branding initiatives.  Utilizing the Ace Place Platform (a proprietary Content Management System); custom websites are created and total control of the site content is given back to the client.  Through the Ace Place platform, a client simply chooses from one of the many web-design packages and has the ability to change the content on the site without the need for a programmer and the high hourly fees that go along with them. With this power, their websites become dynamic and powerful marketing vehicles instead of just an online static ad.  For relevant clients, Ace can add an E-Commerce component to their website along with Email Marketing services to assist in marketing the site.  As an additional service, each site can be housed on Ace’s servers.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

The Direct Relationship Marketing vertical creates 1 to 1 relationship marketing Solutions. Ace’s strategy for delivering successful marketing campaigns utilizes specific databases to personalize messages across a wide array of integrated delivery mechanisms. Ace has expanded its capabilities beyond direct mail to incorporate variable data programming technology into web applications, telephony, email, and print. Ace’s Direct Relationship Marketing solution helps attract new customers and retain exist ones by targeting each identified demographic group through our various tools to get the intended message across with measured results.

The Company's fourth business vertical is the Mobile Marketing vertical. Ace through its subsidiary (Mobiquity Networks), provides, via Bluetooth and Wi-Fi, Location-Based Mobile Marketing services.  Several years ago the term “Mobile Marketing” was just a buzz word, last year mobile marketing became a reality, and now companies are eagerly adding “mobile” to their advertising mix.  While addressing this exciting market opportunity, Ace has quickly become one of the US leaders in Location-Based Mobile Marketing.  Utilizing its technology, which many consider the best in the industry, Ace has set up a Bluetooth and Wi-Fi Mobile Marketing Network to allow the delivery of content directly to consumers’ mobile device at no cost to them.  This advertising medium is set to become the next component of marketing spends as mobile marketing continues to gain more and more momentum.  The technology allows advertisers to target and deliver rich media content to specific locations and times where it is most relevant. It gives advertisers the ability to reach consumers with their message as they are ready to make their purchasing decision. Ace controls the network remotely, so each location and campaign can be monitored whether they are down the block or across the country.  With its precise statistical reporting as to how many consumers engaged in the campaign, advertisers now have an exciting new and measurable medium to communicate with consumers.  Ace has recently signed an exclusive rights deal with a major mall developer to build this next generation network across the United States.

Business Partners

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

Agreement  with Simon Property Group, L.P.

In April 2011, we signed an exclusive rights agreement with a Top Mall Developer (the "Simon Property Group") to create a location-based mobile marketing network called Mobiquity Networks. The 50 mall agreement runs through December of 2015 and includes top malls in the Simon Mall portfolio. This new alliance will give advertisers the opportunity to reach millions of mall visitors per month with mobile digital content and offers when they are most receptive to advertising messages.

In connection with Eye Corp., Mobiquity Networks will deliver digital content and offers to shoppers on their mobile devices through Eye Corp’s extensive Mall Advertising Network. Eye Corp and Mobiquity Networks have an exclusive agreement to build a location-based mobile marketing network throughout Eye Corp’s Mall Advertising network. New properties to be added to the Mobiquity Networks portfolio will include iconic malls in the top DMA’s (designated market area) in the US. These prestigious malls further complement Mobiquity Networks’ portfolio of prominent malls including Queens Center Mall in New York City, Northbridge in Chicago, and Santa Monica Place in Los Angeles.

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

NOTE 2:  ACCOUNTING PRONOUNCEMENTS:

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future consolidated financial statements.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

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

NOTE 4:  LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 14,200,000 and 6,000,000 because they are anti-dilutive as a result of a net loss for the three months ended June 30, 2011 and 2010, respectively.

NOTE 5:  STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended June 30, 2011 and 2010 include employee share-based compensation expense totaling approximately $52,000 and $356,000, respectively. The Company's results for the six month periods ended June 30, 2011 and 2010 include employee share-based compensation expense totaling approximately $177,000 and $497,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Employee stock-based compensation - option grants	$-	$217,900	$42,766	$267,180
Employee stock-based compensation - stock grants	14,789	-	14,789
Non-Employee stock-based compensation - option grants	31,180	122,822	73,052	94,477
Non-Employee stock-based compensation - stock grants	-	15,250	14,365	120,400
Non-Employee stock-based compensation-stock warrant	6,369	-	31,889	15,064
Total	$52,338	$355,972	$176,861	$497,121

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

The weighted average assumptions made in calculating the fair values of options granted during the three months and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Expected volatility	133.08%	121.74%	94.48%	123.48%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0.68%	3.89%	2.63%	3.89%
Expected term (in years)	2	10	7.71	10

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2011	3,120,000	.97	5.23	$6,500
Granted	250,000	.26	9.92
Exercised	-
Cancelled & Expired	(130,000)	2.50	5.00

Outstanding, June 30, 2011	3,240,000	.86	5.34

Options exercisable, June 30, 2011	3,090,000	.85	5.46	$138,500

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2011 and 2010 was $0.26 and $0.54, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.67 closing price of the Company's common stock on June 30, 2011.

As of June 30, 2011, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $150,000. Unamortized compensation cost as of June 30, 2011 is expected to be recognized over a remaining weighted-average vesting period of 1.5 years.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Expected volatility	90.93%	132.18%	69.94%	132.18%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.71%	2.65%	1.32%	2.65%
Expected term (in years)	4.80	5	3.69	3

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2011	6,243,965	$0.54	2.26	$6,500
Granted	5,041,666	$0.39	2.13
Exercised	-	-
Cancelled	(299,989)	-
Outstanding, June 30, 2011	10,985,642	$0.48	2.47

Warrants exercisable, June 30, 2011	10,985,642	$0.48	2.47	$1,667,741

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

Pursuant to an agreement dated as of November 15, 2010, the Company entered into a three year contract with a consulting firm to provide certain financial and public relation services on a non-exclusive basis. Pursuant to the agreement, an initial retainer of $12,500 was paid. The agreement provides for the possible issuance of up to 250,000 common shares and up to $100,000 in cash compensation based upon referrals of credible and synergistic corporate partners and/or acquisitions, which acquisitions or partnerships must be approved by Ace. In January 2011, the Company approved the issuance of 50,000 shares of common stock for consulting services rendered by this consultant.

In June 2011, we entered into a one-year Investor Relation, Public Awareness Agreement with Legend Securities, Inc. at a cost of $10,000 per month and 75,000 shares of restricted Common Stock per quarter.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

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

In March 2011, the Company commenced a private placement offering. Pursuant to said offering which terminated on April 19, 2011, the Company raised $755,000 in gross proceeds from the sale of 2,516,667 shares of common stock and a like number of warrants, exercisable at $.30 per share through August 31, 2013. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

Between May 25, 2011 and June 3, 2011, the Company received gross proceeds of $461,250 from the sale of 1,025,000 shares of Common Stock at a purchase price of $.45 per share. The sale of stock was also accompanied by Warrants expiring on May 31, 2014. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

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

 Pursuant to an agreement dated as of November 15, 2010, the Company entered into a three year contract with a consulting firm to provide certain financial and public relation services on a non-exclusive basis. Pursuant to the agreement, an initial retainer of $12,500 was paid. The agreement provides for the possible issuance of up to 250,000 common shares and up to $100,000 in cash compensation based upon referrals of credible and synergistic corporate partners and/or acquisitions, which acquisitions or partnerships must be approved by Ace. In January 2011, the Company approved the issuance of 50,000 shares of common stock for consulting services rendered by this consultant.

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

The Company's results for the three months ended June 30, 2011 and 2010 include employee share-based compensation expense totaling approximately $52,000 and $356,000, respectively.  The Company's results for the six months ended June 30, 2011 and 2010 include employee share-based compensation expense totaling approximately $177,000 and $497,000, respectively.  Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

NOTE 11:   EMPLOYMENT CONTRACTS/DIRECTOR COMPENSATION

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

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

NOTE 12:  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q for appropriate accounting and disclosures.

In July 2011, the Company commenced a private placement offering. Pursuant to said offering between July14, 2011 and August 1, 2011, the Company raised $975,000 in gross proceeds from the sale of 1,950,000 shares of common stock and a like number of warrants, exercisable at $.60 per share through July 31, 2014. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

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

NATURE OF OPERATIONS

Ace Marketing & Promotions, Inc. (the "Company" or "Ace") began as promotional products company and has since evolved into an Integrated Marketing Solutions Company. Ace currently focuses on four business verticals; Branding, Interactive, Direct Relationship Marketing and Mobile Marketing.  With its newly developed suite of solutions in place, Ace now offer its clients and potential clients the ability to work smarter in addressing their marketing needs by leveraging technology platforms. The services and technology platforms assembled within each business vertical allows Ace to provide its clients with an exceptional mix of solutions for reaching their customers in ways that were previously impossible. Clients have the ability to choose a single solution within a vertical or a complete package of solutions working together seamlessly. By offering the entire suite of solutions, the need for multiple vendors has been eliminated, and Ace can be a single source provider of Branding, Interactive, Direct Relationship Marketing and Mobile Marketing Solutions.

Within the Branding vertical Ace has the ability to create the actual brand, in addition to providing all the branded merchandise.  This has been the core of the Ace business model since its inception.  The current focus within this vertical is to find new and innovative ways to leverage new technology platforms to drive growth beyond traditional channels.

The Interactive vertical deals with any online marketing & branding initiatives.  Utilizing the Ace Place Platform (a proprietary Content Management System); custom websites are created and total control of the site content is given back to the client.  Through the Ace Place platform, a client simply chooses from one of the many web-design packages and has the ability to change the content on the site without the need for a programmer and the high hourly fees that go along with them. With this power, their websites become dynamic and powerful marketing vehicles instead of just an online static ad.  For relevant clients, Ace can add an E-Commerce component to their website along with Email Marketing services to assist in marketing the site.  As an additional service, each site can be housed on Ace’s servers.

The Direct Relationship Marketing vertical creates 1 to 1 relationship marketing Solutions. Ace’s strategy for delivering successful marketing campaigns utilizes specific databases to personalize messages across a wide array of integrated delivery mechanisms. Ace has expanded its capabilities beyond direct mail to incorporate variable data programming technology into web applications, telephony, email, and print. Ace’s Direct Relationship Marketing solution helps attract new customers and retain exist ones by targeting each identified demographic group through our various tools to get the intended message across with measured results.

The Company's fourth business vertical is the Mobile Marketing vertical. Ace through its subsidiary (Mobiquity Networks), provides, via Bluetooth and Wi-Fi, Location-Based Mobile Marketing services.  Several years ago the term “Mobile Marketing” was just a buzz word, last year mobile marketing became a reality, and now companies are eagerly adding “mobile” to their advertising mix.  While addressing this exciting market opportunity, Ace has quickly become one of the US leaders in Location-Based Mobile Marketing.  Utilizing its technology, which many consider the best in the industry, Ace has set up a Bluetooth and Wi-Fi Mobile Marketing Network to allow the delivery of content directly to consumers’ mobile device at no cost to them.  This advertising medium is set to become the next component of marketing spends as mobile marketing continues to gain more and more momentum.  The technology allows advertisers to target and deliver rich media content to specific locations and times where it is most relevant. It gives advertisers the ability to reach consumers with their message as they are ready to make their purchasing decision. Ace controls the network remotely, so each location and campaign can be monitored whether they are down the block or across the country.  With its precise statistical reporting as to how many consumers engaged in the campaign, advertisers now have an exciting new and measurable medium to communicate with consumers.  Ace has recently signed an exclusive rights deal with a major mall developer to build this next generation network across the United States.

Business Partners

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

Agreement  with Simon Property Group, L.P.

In April 2011, we signed an exclusive rights agreement with a Top Mall Developer (the "Simon Property Group") to create a location-based mobile marketing network called Mobiquity Networks. The 50 mall agreement runs through December of 2015 and includes top malls in the Simon Mall portfolio. This new alliance will give advertisers the opportunity to reach millions of mall visitors per month with mobile digital content and offers when they are most receptive to advertising messages.

In connection with Eye Corp., Mobiquity Networks will deliver digital content and offers to shoppers on their mobile devices through Eye Corp’s extensive Mall Advertising Network. Eye Corp and Mobiquity Networks have an exclusive agreement to build a location-based mobile marketing network throughout Eye Corp’s Mall Advertising network. New properties to be added to the Mobiquity Networks portfolio will include iconic malls in the top DMA’s (designated market area) in the US. These prestigious malls further complement Mobiquity Networks’ portfolio of prominent malls including Queens Center Mall in New York City, Northbridge in Chicago, and Santa Monica Place in Los Angeles.

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

	Three Months Ended June 30,
	2011	2010
Revenue	$986,433	$1,077,512
Cost of Revenues	812,840	817,419
Gross Profit	173,593	260,093
Selling, General and Administrative Expenses	637,137	827,038
(Loss) from Operations	(463,544)	(566,945)

We generated revenues of $986,433 in the second quarter of 2011 compared to $1,077,512 in the same three month period ended June 30, 2010. The decrease in revenues of $91,079 in 2011 compared to 2010 was due to lower margins and the downturn in the overall economy.

Cost of revenues was $812,840 or 82.4% of revenues in the second quarter of 2011 compared to $817,419 or 75.9% of revenues in the same three months of 2010. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $4,579 in 2011 is related to an increase in purchases due to the rise in costs during the current quarter ended June 30, 2011.

Gross profit was $173,593 in the second quarter of 2011 or 17.6% of net revenues compared to $260,093 in the same three months of 2010 or 24.1% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $637,137 in the second quarter of 2011 compared to $827,038 in the same three months of 2010. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees.  The decrease in costs relates to a $303,634 decrease in (non-cash) stock based compensation.

Net loss was $(463,544) in the second quarter of 2011 compared to a net loss of $(566,945) for the same three months in 2010. The second quarter net loss for 2011 includes stock based payments (non-cash) of $52,338 as compared to $(355,972) for the comparable period of 2010.  Our 2011 net loss decreased by $103,401 due to reduced operating expenses of $189,901 partially offset by  a decrease in gross profit of $86,500.  No benefit for income taxes is provided for in 2011 and 2010 due to the full valuation allowance on the net deferred tax assets.
	Six Months Ended June 30,
	2011	2010
Revenue	$1,634,202	$1,673,894
Cost of Revenues	1,277,623	1,178,636
Gross Profit	356,579	495,258
Selling, General and Administrative Expenses	1,255,253	1,449,771
(Loss) from Operations	(898,674)	(954,513)

We generated revenues of $1,634,202 in the first six months of 2011 compared to $1,673,894 in the same six month period ended June 30, 2010. The decrease in revenues of $39,692 in 2011 compared to 2010 was due to the higher cost of goods, lower margins and downturn in the overall economy.

Cost of revenues was $1,277,623 or 78.2% of revenues in the first six months of 2011 compared to $1,178,636 or 70.4% of revenues in the same six months of 2010. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $98,987 in 2011 is related to an increase in purchases due to the mix of items our customer base has ordered during the six months ended June 30, 2011.

Gross profit was $356,579 in the first six months of 2011 or 21.8% of net revenues compared to $495,258 in the same six months of 2010 or 29.6% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $1,255,253 in the first six months of 2011 compared to $1,449,771 in the same six months of 2010. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The decrease in costs relates to a $320,260 decrease in (non-cash) stock based compensation.

Net loss was $(898,674) in the second quarter of 2011 compared to a net loss of $(954,513) for the same six months in 2010. The first six months net loss for 2011 includes stock based payments (non-cash) of $176,861 as compared to $497,421 for the comparable period of 2010.  Our 2011 net loss decreased by $55,840 due to the decrease in operating expenses of $194,519, partially offset by a decrease in gross profit of $138,679.  No benefit for income taxes is provided for in 2011 and 2010 due to the full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $725,603 at June 30, 2011. Cash used in operating activities for the six months ended June 30, 2011 was $969,839. This resulted primarily from a net loss of $899,325, offset by stock based compensation of $176,861 an increase in accounts receivable of $72,014 and an increase in prepaid expenses and other assets of $368,346 and an increase of accounts payable and accrued expenses of $148,110. The Company had an increase in investing activities of $382,389 with the purchase of equipment. Cash flow from financing activities of $1,314,250 resulted from the private placement of the Company's Common Stock and Warrants to purchase additional shares of Common Stock.

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

We anticipate that our future liquidity requirements will arise from the need to expand our Proximity Marketing Division to finance our accounts receivable and inventories, hire additional sales persons, capital expenditures and possible acquisitions. The primary sources of funding for such requirements will be cash generated from operations, raising additional capital from the sale of equity or other securities and borrowings under debt facilities which currently do not exist. We believe that we can generate sufficient cash flow from these sources to fund our operations for at least the next twelve months. In the event we should need additional financing, we can provide no assurances that we will be able to obtain financing on terms satisfactory to us, if at all.

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

Between May 25, 2011 and June 3, 2011, the Company received gross proceeds of $461,250 from the sale of 1,025,000 shares of Common Stock at a purchase price of $.45 per share. The sale of stock was also accompanied by Warrants expiring on May 31, 2014. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

In July 2011, the Company commenced a private placement offering. Pursuant to said offering between July14, 2011 and August 1, 2011, the Company raised $975,000 in gross proceeds from the sale of 1,950,000  shares of common stock and a like number of warrants, exercisable at $.60 per share through July 31, 2014. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) From  January 1, 2010 through August 9, 2011, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

January 2011	Common Stock	150,000 shares and 200,000 Class E warrants	Services rendered; no commissions paid	Section 4(2)	Warrants exercisable at $.30 per share through August 31, 2013
March 2011	Common Stock and Class E Warrants	2,516,666 shares and 2,516,666 warrants	$755,000; no commissions paid	Rule 506	Warrants exercisable at $.30 per share through August 31, 2013
April 2011	Common Stock and Class E warrants	100,000 shares and Class E warrants to purchase 100,000 shares	Services rendered; no commissions paid	Rule 506	Warrants exercisable at $.30 per share through August 31, 2013
May 1/ June 2011	Common Stock and Class F Warrants	111,025,000 shares, Class F Warrants to purchase 1,025,000 shares and Class G Warrants to purchase 900,000 shares, respectively.	$461,250; no commissions paid	Rule 506	Class F Warrants exercisable at $.50 per share through May 31, 2014, Class G Warrants exercisable at $.60 per share through May 31, 2014 August 31, 2013
June 2011	Common Stock(1)	75,000 shares	Services rendered; no commissions paid	Rule 506	Not applicable
July/August 2011	Common Stock and Class H Warrants	1,950,000 shares, 1,980,000 Warrants (includes 30,000 Warrants issued to Placement Agent)	$975,000; $15,000 commission paid	Rule 506	Class H Warrants exercisable at $.60 per share through July 31, 2014
____________________
(1) 75,000 shares are to be issued for services rendered for the period June 6 - September 6, 2011 for investor relations/public relations. These shares will be issued in the third quarter, but were earned on the June 6, 2011 execution date of the investor relation contract.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the six months ended June 30, 2011, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  RESERVED.

ITEM 5.  OTHER INFORMATION:

None.

ITEM 6.  EXHIBITS:

Exhibit No.	Description
3.1	Articles of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
21.1	Subsidiaries of the Issuer - None in 2007
31.1	Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (10)
31.2	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (10)
32.1	Principal Executive Officer Section 1350 Certification (10)
32.2	Principal Financial Officer Section 1350 Certification (10)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(10)
99.9	Form of Class F. Warrant (10)
99.10	Form of Class G Warrant (10)
99.11	Form of Class H. Warrant (10)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document (10)
101.CAL	XBRL Calculation Linkbase Document (10)
101.DEF	XBRL Definition Linkbase Document (10)
101.LAB	XBRL Label Linkbase Document (10)
101.PRE	XBRL Presentation Linkbase Document (10)

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

Date: August 12, 2011	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: August 12, 2011	By:	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer