Form 10-Q
period 2011-09-30
ACE MARKETING & PROMOTIONS INC
filed 2011-10-24
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
[Missing Graphic Reference]

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

Yes ☐ No ☒

As of October 20, 2011, the registrant had a total of 23,147,401 shares of Common Stock outstanding.

ACE MARKETING & PROMOTIONS, INC.

FORM 10-Q QUARTERLY REPORT

ACE MARKETING &
PROMOTIONS, INC.

Condensed Balance Sheets	September 30,	December 31,
	2011	2010
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$1,094,001	$763,581
Accounts receivable, net of allowance for doubtful accounts of $20,000 at September 30, 2011 and December 31, 2010	342,937	298,892
Prepaid expenses and other current assets	486,508	218,336
Total Current Assets	1,923,446	1,280,809

Property and Equipment, net	662,060	249,726

Other Assets	7,745	7,745
Total Assets	$2,593,251	$1,538,280

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$317,082	$243,795
Accrued expenses	139,201	98,270
Total Current Liabilities	456,283	342,065

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 23,170,736 and 16,834,260 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,316	1,683
Additional paid-in capital	10,825,993	8,300,766
Accumulated deficit	(8,659,840)	(7,074,733)
	2,168,469	1,227,716
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	2,136,968	1,196,215
Total Liabilities and Stockholders' Equity	$2,593,251	$1,538,280

See notes to condensed financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Unaudited		Unaudited
	2011	2010	2011	2010

Revenues, net	$650,370	$773,830	$2,284,573	$2,447,723
Cost of Revenues	484,032	509,973	1,761,655	1,688,609
Gross Profit	166,338	263,857	522,918	759,114

Operating Expenses:
Selling, general and administrative expenses	852,186	598,949	2,107,440	2,048,720
Total Operating Expenses	852,186	598,949	2,107,440	2,048,720

Loss from Operations	(685,848)	(335,092)	(1,584,522)	(1,289,606)

Other Income (Expense):
Interest expense	(151)	(470)	(1,070)	(729)
Interest income	217	181	485	592
Total Other Income (Expense)	66	(289)	(585)	(137)

Net Loss	$(685,782)	$(335,381)	$(1,585,107)	$(1,289,743)

Net Loss Per Common Share:

Basic	$(0.03)	$(0.03)	$(0.09)	$(0.10)

Diluted	$(0.03)	$(0.03)	$(0.09)	$(0.10)

Weighted Average Common Shares Outstanding:

Basic	21,025,193	13,221,722	18,074,187	13,028,517

Diluted	21,025,193	13,221,722	18,074,187	13,028,517

See notes to condensed financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Statement of Stockholders' Equity
Nine Months Ended September 30, 2011

	Total			Additional
	Stockholders'	Common Stock		Paid-in		Treasury Stock
	Equity	Shares	Amount	Capital	(Deficit)	Shares	Amount

Balance, at December 31, 2010	$1,196,215	16,834,260	$1,683	$8,300,766	$(7,074,733)	23,334	$(31,501)
Stock Purchase	448,000	1,166,666	117	447,883
Stock Warrant	19,153			19,153
Stock Grant	14,365	150,000	15	14,350
Stock Compensation	91,005			91,005
Net Loss	(435,006)				(435,006)
Balance, at March 31, 2011	$1,333,732	18,150,926	$1,815	$8,873,157	$(7,509,739)	23,334	$(31,501)
Stock Purchase	$866,250	2,500,000	$250	$866,000
Stock Warrant	$6,369			$6,369
Stock Grant	14,789	100,000	10	14,779
Stock Compensation	31,180			31,180
Net Loss	(464,319)				$(464,319)
Balance, at June 30, 2011	$1,788,001	20,750,926	$2,075	$9,791,485	$(7,974,058)	23,334	$(31,501)
Stock Purchase	$950,000	1,950,000	$195	$949,805
Stock Grant	$47,196	335,000	$33	$47,163
Warrant Exercise		134,810	$13	$(13)
Stock Compensation	$37,553			$37,553
Net Loss	$(685,782)				$(685,782)
Balance, at September 30, 2011	$2,136,968	23,170,736	$2,316	$10,825,993	$(8,659,840)	23,334	$(31,501)

See notes to financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Cash Flows
Nine Months Ended September 30,	2011	2010
	Unaudited	unaudited

Cash Flows from Operating Activities:
Net loss	$(1,585,107)	$(1,289,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,380	39,435
Stock-based compensation	261,610	552,693
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(44,045)	196,306
Prepaid expenses and other assets	(268,173)	(63,925)
Increase (Decrease) in operating liabilities:
Accounts payable and accrued expenses	114,220	(205,832)
Total adjustments	148,992	518,677
Net Cash Used in Operating Activities	(1,436,115)	(771,066)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(497,715)	(164,362)
Net Cash (Used) in Provided by Investing Activities	(497,715)	(164,362)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	2,264,250	600,500
Net Cash Provided by Financing Activities	2,264,250	600,500

Net Increase in Cash and Cash Equivalents	330,420	(334,928)
Cash and Cash Equivalents, beginning of period	763,581	595,611
Cash and Cash Equivalents, end of period	$1,094,001	$260,683

See notes to condensed financial statements.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION:

The accompanying condensed financial statements and footnotes thereto are unaudited.

The Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, the Condensed Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 and the Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2011, results of operations for the three months and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

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

The Company's fourth business vertical is the Mobile Marketing vertical. The Mobile Marketing advertising medium is set to become the next component of marketing spends as mobile marketing continues to gain more and more momentum.  Technology allows advertisers to target and deliver rich media content to specific locations and times where it is most relevant. It gives advertisers the ability to reach consumers with their message as they are ready to make their purchasing decision. Ace Marketing & Promotions subsidiary Mobiquity Networks provides Location-Based Mobile marketing services via Bluetooth and Wi-Fi that requires no GPS tracking and no need to download and application.

Mobiquity Networks is a leading location based mobile marketing network in the US.  We utilize a targeted, location-based approach to reach audiences on their personal mobile devices when it matters most.  The Company employs a combination of leading-edge mobile technologies to deliver virtually any digital media content including images, videos, audio mp3s, maps, games, applications and coupons to mobile phones within targeted geographic locations. Mobiquity has focused on and built an extensive Location Based Mobile Marketing Mall Network which gives us access to over 90 million mobile customer visits per month while they are shopping. Our network allows brands to engage their potential customers with the right offer at the right place at the right time....when they are about to make a purchasing decision. Mobiquity currently has over 500 zones throughout 67 malls with over 90 million monthly visits. These zones create a cloud of coverage so that visitors do not need to go directly to one of these zone  access points. Some of our land mark malls includethe following: Roosevelt Field – NY,  the Galleria-Houston, Lenox Square  -Atlanta,Northbridge-Chicago , Santa Monica Place-LA and Copley Place –Boston.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

NOTE 4: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 15,900,000 and 6,300,000 because they are anti-dilutive as a result of a net loss for the three and nine months ended September 30, 2011 and 2010, respectively.

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended September 30, 2011 and 2010 include employee share-based compensation expense totaling approximately $85,000 and  $56,000, respectively. The Company's results for the nine month periods ended September 30, 2011 and 2010 include employee share-based compensation expense totaling approximately $262,000 and $553,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Employee stock-based compensation - option grants	$47,197	$-	$89,963	$267,180
Employee stock-based compensation - stock grants	-	-	14,789
Non-Employee stock-based compensation - option grants	31,180	40,322	104,232	134,799
Non-Employee stock-based compensation - stock grants	-	15,250	14,365	135,650
Non-Employee stock-based compensation-stock warrant	6,372	-	38,261	15,064
Total	$84,749	$55,572	$261,610	$552,693

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

The weighted average assumptions made in calculating the fair values of options granted during the three months and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Expected volatility	187.04%	123.48%	108.97%	123.48%
Expected dividend yield	-	-	-	-
Risk-free interest rate	92.00%	3.01%	2.36%	3.01%
Expected term (in years)	5	7.73	7.29	7.73

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2011	3,120,000	.97	5.23	6,500
Granted	315,000	.33	7.48
Exercised	-
Cancelled & Expired	(130,000)	2.50	5.00

Outstanding, September 30, 2011	3,305,000	.85	5.09

Options exercisable, September 30, 2011	3,155,000	.84	5.11	$1,426,350

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $0.33 and $0.26, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $1.25 closing price of the Company's common stock on September 30, 2011.

As of September 30, 2011, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $62,000. Unamortized compensation cost as of September 30, 2011 is expected to be recognized over a remaining weighted-average vesting period of 0.5 years.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Expected volatility	56.83%	132.18%	56.83%	132.18%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.07%	2.65%	1.07%	1.15%
Expected term (in years)	3	5	3	3

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2011	6,243,965	$0.54	2.26	$6,500
Granted	7,021,666	$0.45	2.39
Exercised	(395,000)	-
Cancelled	(299,989)	-
Outstanding, September 30, 2011	12,570,642	$0.50	2.09

Warrants exercisable, September 30, 2011	12,570,642	$0.50	2.09	$9,369,726

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

Pursuant to an agreement dated as of November 15, 2010, the Company entered into a three year contract with a consulting firm to provide certain financial and public relation services on a non-exclusive basis. Pursuant to the agreement, an initial retainer of $12,500 was paid. The agreement provides for the possible issuance of up to 250,000 common shares and up to $100,000 in cash compensation based upon referrals of credible and synergistic corporate partners and/or acquisitions, which acquisitions or partnerships must be approved by Ace. In January 2011 and August 2011, the Company approved the issuance of 50,000 shares and 175,000 shares of common stock, respectively, for consulting services rendered by this consultant.

In June 2011, we entered into a one-year Investor Relation, Public Awareness Agreement with Legend Securities, Inc. at a cost of $10,000 per month and 75,000 shares of restricted Common Stock per quarter.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

Ace has retained an outside contractor to build its website development program at a cost of $120,000, $80,000 of which has been paid and the remaining $40,000 was accrued in the quarter ended September 30, 2011. At its option, Ace will make the final $40,000 payment to the contractor in cash or through the issuance of up to 66,000 shares of its common stock.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Pursuant to an agreement dated as of November 15, 2010, the Company entered into a three year contract with a consulting firm to provide certain financial and public relation services on a non-exclusive basis. Pursuant to the agreement, an initial retainer of $12,500 was paid. The agreement provides for the possible issuance of up to 250,000 common shares and up to $100,000 in cash compensation based upon referrals of credible and synergistic corporate partners and/or acquisitions, which acquisitions or partnerships must be approved by Ace. In January 2011, the Company approved the issuance of 50,000 shares of common stock for consulting services rendered by this consultant.  In August 2011, the Company issued an additional 175,000 shares of Common Stock for consulting services rendered by the consultant.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

The Company's results for the three months ended September 30, 2011 and 2010 include employee share-based compensation expense totaling approximately $85,000 and $56,000, respectively.  The Company's results for the nine months ended September 30, 2011 and 2010 include employee share-based compensation expense totaling approximately $262,000 and $553,000, respectively.  Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

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

NOTE 12.  WARRANT EXERCISE

In September 2011, Warrants to purchase 395,000 shares of the Company’s Common Stock were exercised on a cashless basis at exercises prices ranging from $.30 per share to $.90 per share resulting in the issuance of 134,810 shares of restricted Common Stock.

NOTE 13.  SUBSEQUENT EVENTS

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

The Company's fourth business vertical is the Mobile Marketing vertical. The Mobile Marketing advertising medium is set to become the next component of marketing spends as mobile marketing continues to gain more and more momentum.  Technology allows advertisers to target and deliver rich media content to specific locations and times where it is most relevant. It gives advertisers the ability to reach consumers with their message as they are ready to make their purchasing decision.

Ace Marketing & Promotions subsidiary Mobiquity Networks provides Location-Based Mobile marketing services via Bluetooth and Wi-Fi that requires no GPS tracking and no need to download and application.  Mobiquity Networks is a leading location based mobile marketing network in the US.  We utilize a targeted, location-based approach to reach audiences on their personal mobile devices when it matters most.  The Company employs a combination of leading-edge mobile technologies to deliver virtually any digital media content including images, videos, audio mp3s, maps, games, applications and coupons to mobile phones within targeted geographic locations. Mobiquity has focused on and built an extensive Location Based Mobile Marketing Mall Network which gives us access to over 90 million mobile customer visits per month while they are shopping. Our network allows brands to engage their potential customers with the right offer at the right place at the right time....when they are about to make a purchasing decision. Mobiquity currently has over 500 zones throughout 67 malls with over 90 million monthly visits. These zones create a cloud of coverage so that visitors do not need to go directly to one of these zone  access points. Some of our land mark malls include:

•	Roosevelt Field - NY
•	The Galleria – Houston
•	Lenox Square – Atlanta
•	Northbridge – Chicago
•	Santa Monica Place – LA
•	Copley Place – Boston

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

	Three Months Ended September 30,
	2011	2010
Revenue	$650,370	$773,830
Cost of Revenues	484,032	509,973
Gross Profit	166,338	263,857
Selling, General and Administrative Expenses	852,186	598,949
(Loss) from Operations	$(685,848)	$(335,092)

We generated revenues of $650,370 in the third quarter of 2011 compared to $773,830 in the same three month period ended September 30, 2010. The decrease in revenues of $123,460 in 2011 compared to 2010 was due to the downturn in the overall economy.

Cost of revenues was $484,032 or 74.4% of revenues in the third quarter of 2011 compared to $509,973 or 65.9% of revenues in the same three months of 2010. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Cost of revenues  in 2011 include $44,164 costs associated with purchasing air cards for our proximity marketing business and the installations costs  of connecting the air cards to our servers. These costs have no significant revenues associated with these costs for the 2011 third quarter.

Gross profit was $166,338 in the third quarter of 2011 or 25.6% of net revenues compared to $263,857 in the same three months of 2010 or 34.1% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. If you exclude the proximity costs of $44,164 from our 2011 third quarter cost of revenues, our gross profit percentage would have been approximately 32%.

Selling, general, and administrative expenses were $852,186 in the third quarter of 2011 compared to $598,949 in the same three months of 2010. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees.  The $253,237 increase in costs relates primarily to an approximate $115,000 increase in rent and licensing fees for our proximity marketing program which is taking place at malls throughout the country, an increase in commissions of $53,588 and an increase in stock compensation of $29,177..

Net loss was $(685,848) in the third quarter of 2011 compared to a net loss of $(335,092) for the same three months in 2010, an increase of $350,756. The third quarter net loss for 2011 includes a $123,460 decrease in revenues and a $253,237 increase in costs relates primarily to a $115,000 increase in rent  and licensing fees for our proximity marketing program which is taking place at malls throughout the country, an increase in commissions of $53,588 and an increase in stock compensation of $29,177..  No benefit for income taxes is provided for in 2011 and 2010 due to the full valuation allowance on the net deferred tax assets.

	Nine Months Ended September 30,
	2011	2010
Revenue	$2,284,573	$2,447,723
Cost of Revenues	1,761,655	1,688,609
Gross Profit	522,918	759,114
Selling, General and Administrative Expenses	2,107,440	2,048,720
Loss) from Operations	$(1,584,522)	$(1,289,606)

We generated revenues of $2,284,573 in the first nine  months of 2011 compared to $2,447,723 in the same nine month period ended September 30, 2010. The decrease in revenues of $163,150 in 2011 compared to 2010 was due to the downturn in the overall economy.

Cost of revenues was $1,761,655 or 77.1% of revenues in the first nine months of 2011 compared to $1,688,609 or 69% of revenues in the same nine months of 2010. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Increase in cost of revenues of $73,046 in 2011 is related to an increase in purchases due to the mix of items our customer base has ordered during the nine months ended September 30, 2011. Cost of revenues  in 2011 include $70,344 costs associated with purchasing air cards for our proximity marketing business and the installations costs  of connecting the air cards to our servers. These costs have no significant revenues associated with these costs for the nine months ended September 30, 2011.

Gross profit was $522,918 in the first nine months of 2011 or 22.9% of net revenues compared to $759,114 in the same nine months of 2010 or 31% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. If you exclude the proximity costs of $70,344 from our 2011 nine month cost of revenues, our gross profit percentage would have been approximately 26%.

Selling, general, and administrative expenses were $2,107,440 in the first nine months of 2011 compared to $2,048,720 in the same nine months of 2010. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The increase in costs relates to an increase in rents and licensing fees which relates to our mall proximity program as described above.

Net loss was $(1,584,522) in the first nine months of 2011 compared to a net loss of $(1,289,606) for the same nine months in 2010, an increase of $294,916. The first nine months net loss for 2011 includes a decrease in revenues of approximately $163,150 and an increase in rents  and licensing fees relating to our proximity marketing mall program of approximately $110,000. No benefit for income taxes is provided for in 2011 and 2010 due to the full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,094,001 at September 30, 2011. Cash used by operating activities for the nine months ended September 30, 2011 was $(1.436,115). This resulted primarily from a net loss of ($1,585,105) partially offset by an increase in accounts receivable of $44,045 and $268,173 in prepaid expenses and other assets. Net cash of $497,715 was used by investing activities to acquire property and equipment. Net cash was provided by financing activities totaling $2,264,250 resulting from the issuance of common stock.

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

ITEM 2.  CHANGES IN SECURITIES.

      (a) From  January 1, 2010 through September 30, 2011, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

January 2011	Common Stock	150,000 shares and 200,000 Class E warrants	Services rendered; no commissions paid	Section 4(2)	Warrants exercisable at $.30 per share through through August 31, 2013
March 2011	Common Stock and Class E Warrants	2,516,666 shares and 2,516,666 warrants	$755,000; no commissions paid	Rule 506	Warrants exercisable at $.30 per share through August 31, 2013

April 2011	Common Stock and Class E warrants	100,000 shares and Class E warrants to purchase 100,000 shares	Services rendered; no commissions paid	Rule 506	Warrants exercisable at $.30 per share through August 31, 2013

May 1/ June 2011	Common Stock and Class F Warrants	1,025,000 shares, ClClass F Warrants to purchase 1,025,000 shares and Class G Warrants to purchase 900,000 shares, respectively. s s	$461,250; no commissions paid	Rule 506	Class F Warrants exercisable at $.50 per share through May 31, 2014, Class G Warrants exercisable at $.60 per share through May 31, 2014 August 31, 2013

July/August 2011	Common Stock and Class H Warrants	1,950,000 shares, 1,980,000 Warrants (includes 30,000 Warrants issued to Placement Agent)	$975,000; $15,000 commission paid	Rule 506	Class H Warrants exercisable at $.60 per share through July 31, 2014

September 2011	Common Stock	159,810 shares	Cashless exercise of Warrants; no commissions paid	Section 3(a)(9)	Warrants exercised on cashless basis

September 2011	Common Stock	325,000 shares (1)	Services rendered; no commissions paid	Section 4(2)	Not applicable.

  ____________________
(1) Of the 325,000 shares, 175,000 shares were issued to Glenwood Capital in connection with consulting services. The remaining 150,000 shares were issued to Legend Securities and their nominees. Of the 150,000 shares, 75,000 shares were issued for services rendered per quarter in advance commencing June 6, 2011. However, these 75,000 shares plus an additional 75,000 shares for the next quarter were not issued until September 2011.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the nine months ended September 30, 2011, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   Reserved.

ITEM 5.  OTHER INFORMATION:

None.

ITEM 6.  EXHIBITS:

Exhibit No.	Description
3.1	Articles of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
21.1	Subsidiaries of the Issuer - None in 2007
31.1	Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (11)
31.2	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (11)
32.1	Principal Executive Officer Section 1350 Certification (11)
32.2	Principal Financial Officer Section 1350 Certification (11)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11 99.12	Form of Class H. Warrant (9) Press Release dated May 23, 2011 (11)
101.SCH	Document, XBRL Taxonomy Extension (11)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (11)
101.DEF	Linkbase,XBRL Taxonomy Extension Labels (11)
101.LAB	Linkbase, XBRL Taxonomy Extension (11)
101.PRE	Presentation Linkbase (11)
______________
(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.

(2)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A as filed with the Commission March 18, 2005.

(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.

(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.

(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.

(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.

(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.

(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.

(9) (10)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010. Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2011.

(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

Date: October 24, 2011	By: /s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: October 24, 2011	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer