Form 10-Q
period 2012-03-31
ACE MARKETING & PROMOTIONS INC
filed 2012-05-11
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

COMMISSION FILE NUMBER: 000-51160

ACE MARKETING & PROMOTIONS, INC.
 (Exact name of registrant as specified in its charter)

NEW YORK	11-3427886
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

600 OLD COUNTRY ROAD, SUITE 541
GARDEN CITY, NY 11530
 (Address of principal executive offices)

(516) 256-7766
(Registrant's telephone number)

457 ROCKAWAY AVE.
VALLEY STREAM, NY 11581
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

Yes ☐   No ☒

As of March 31, 2012, the registrant had a total of 24,382,112 shares of Common Stock outstanding.

ACE MARKETING & PROMOTIONS, INC.

FORM 10-Q QUARTERLY REPORT

ACE MARKETING &
PROMOTIONS, INC.

Condensed Balance Sheets	March 31,	December 31,
	2012	2011
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$493,908	$605,563
Accounts receivable, net of allowance for doubtful accounts of $20,000 at March 31, 2012 and December 31, 2011	287,010	534,924
Prepaid expenses and other current assets	373,726	342,641
Total Current Assets	1,154,644	1,483,128

Property and Equipment, net	692,127	714,865

Other Assets	30,636	7,745
Total Assets	$1,877,407	$2,205,738

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$277,532	$399,924
Accrued expenses	84,035	121,821
Total Current Liabilities	361,567	521,745

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 24,405,447 and 23,284,236 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,440	2,328
Additional paid-in capital	11,733,212	10,997,407
Accumulated deficit	(10,188,311)	(9,284,241)
	1,547,341	1,715,494
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	1,515,840	1,683,993
Total Liabilities and Stockholders' Equity	$1,877,407	$2,205,738

See notes to condensed financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Operations	2012	2011
Three Months Ended March 31,	Unuadited	Unaudited

Revenues, net	$517,317	$647,770
Cost of Revenues	419,658	464,782
Gross Profit	97,659	182,988

Operating Expenses:
Selling, general and administrative expenses	1,001,845	618,118
Total Operating Expenses	1,001,845	618,118

Loss from Operations	(904,186)	(435,130)

Other Income (Expense):
Interest expense	-	-
Interest income	116	124
Total Other Income (Expense)	116	124

Net Loss	$(904,070)	$(435,006)

Net Loss Per Common Share:

Basic	$(0.04)	$(0.03)

Diluted	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding:

Basic	24,340,531	16,993,149

Diluted	24,340,531	16,993,149

See notes to condensed financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Statement of Stockholders' Equity
Year Ended December 31, 2011 and Three Months Ended March 31, 2012

	Total Stockholders'	Common Stock		Additional Paid-in		Treasury Stock
	Equity	Shares	Amount	Capital	(Deficit)	Shares	Amount

Balance, at December 31, 2010	$1,196,215	16,834,260	$1,683	$8,300,766	$(7,074,733)	23,334	$(31,501)
Stock Purchase	2,222,727	5,616,666	562	2,222,165
Stock Warrant	25,522	134,810	$13	25,509
Stock Grant	141,153	698,500	70	141,083
Stock Compensation	307,884			307,884
Net Loss	(2,209,508)	-	-	-	(2,209,508)
Balance, at December 31, 2011	$1,683,993	23,284,236	$2,328	$10,997,407	$(9,284,241)	23,334	$(31,501)
Stock Purchase	457,610	958,338	109	457,501
Stock Grant	121,125	162,873	3	121,122
Stock Compensation	157,182			157,182
Net Loss	$(904,070)				$(904,070)
Balance, at March 31, 2012	$1,515,840	24,405,447	$2,440	$11,733,212	$(10,188,311)	23,334	$(31,501)

See notes to condensed financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Statements of Cash Flows	2012	2011
Three Months Ended March 31,	Unuadited	Unaudited

Cash Flows from Operating Activities:
Net loss	$(904,070)	$(435,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,349	17,306
Stock-based compensation	278,307	124,523
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	247,914	(47,507)
Prepaid expenses and other assets	(53,979)	(18,301)
(Decrease) Increase in operating liabilities:
Accounts payable and accrued expenses	(160,178)	176,514
Total adjustments	360,413	252,535
Net Cash Used in Operating Activities	(543,657)	(182,471)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(25,610)	(36,575)
Net Cash (Used) in Provided by Investing Activities	(25,610)	(36,575)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	457,612	448,000
Net Cash Provided by Financing Activities	457,612	448,000

Net Increase (Decrease) in Cash and Cash Equivalents	(111,655)	228,954
Cash and Cash Equivalents, beginning of period	605,563	763,581
Cash and Cash Equivalents, end of period	$493,908	$992,535

See notes to condensed financial statements.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed financial statements and footnotes thereto are unaudited.

The Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, the Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 and the Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

The information contained in this report on Form 10-Q should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2011.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

NOTE 2: ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have a material impact our financial position or results of operations upon adoption.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of this standard has not had a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard has not had a material impact on our financial position or results of operations.

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

NOTE 3:  SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition - The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.  There was no revenue for the year ended December 31, 2011 and 2010.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

NOTE 4: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately $16,600,000 and 10,866,000 because they are anti-dilutive as a result of a net loss for the three months ended March 31, 2012 and 2011, respectively.

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended March 31, 2012 and 2011 include employee share-based compensation expense totaling approximately $278,000 and $125,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Employee stock-based compensation - option grants	$126,000	$42,766
Employee stock-based compensation - stock grants	-	-
Non-Employee stock-based compensation - option grants	31,182	41,872
Non-Employee stock-based compensation - stock grants	121,125	14,365
Non-Employee stock-based compensation-stock warrant	-	25,520

Total	$278,307	$124,523

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

The weighted average assumptions made in calculating the fair values of options granted during the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011

Expected volatility	322.29%	79.04%
Expected dividend yield	-	-
Risk-free interest rate	2.03%	3.41%
Expected term (in years)	9.92	10.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2012	3,505,000	.83	4.51	$0
Granted	200,000	.63	9.92
Exercised	-
Cancelled & Expired

Outstanding, March 31, 2012	3,705,000	.82	4.89

Options exercisable, March 31, 2012	3,655,000	.82	4.93	$496,600

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2012 and 2011 was $0.63 and $0.26, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.85 closing price of the Company's common stock on March 31, 2012.

As of March 31, 2012, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $50,000. Unamortized compensation cost as of March 31, 2012 is expected to be recognized over a remaining weighted-average vesting period of .25 year.

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011

Expected volatility	0%	56.83%
Expected dividend yield	-	-
Risk-free interest rate	0%	1.07%
Expected term (in years)	0%	3.00%

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2012	12,570,642	$.48	1.84	$1,943,000
Granted	287,502	$.85	3.80
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2012	12,858,144	$.51	1.64

Warrants exercisable, March 31, 2012	12,858,144	$.51	1.64	$4,586,101

NOTE 7: CONSULTING AGREEMENTS

In January 2010, the Company entered into an agreement with a consulting firm to provide services over the next twelve months. The agreement provided for the issuance of 100,000 restricted common shares of Common Stock.

In January 2010, the Company also entered into an agreement with a two individuals to provide services over the next twelve months. The agreement provides for the issuance of 57,500 shares and 52,500 restricted common shares of Common Stock which vested immediately.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

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

Ace has retained an outside contractor to build its website development program at a cost of $120,000, $80,000 of which has been paid and the remaining $40,000 was accrued in the quarter ended September 30, 2011. At its option, Ace made the final $40,000 payment to the contractor through the issuance of 66,000 shares of its restricted Common Stock.

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

In March 2011, the Company commenced a private placement offering. Pursuant to said offering which terminated on April 19, 2011, the Company raised $755,000 in gross proceeds from the sale of 2,516,667 shares of common stock and a like number of warrants, exercisable at $.30 per share through August 31, 2013. An additional 100,000 shares and 100,000 warrants were issued for advisory services in connection with such offering to a person who later became a director of the Company. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Rockwell Global Capital LLC acted as Placement Agent of a private placement offering of the Company which terminated on January 30, 2012. The Company received gross proceeds of $575,000 from the sale of 958,338 shares of Common Stock at a purchase price of $.60 per share. The private placement offering also included the sale of Warrants to purchase 191,671 shares of Common Stock, exercisable at $.60 per share and expiring on January 18, 2016. The Placement Agent received a $25,000 advisory fee, $51,750 in commissions and warrants to purchase 95,833 shares identical to the warrants sold to investors in the offering. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended. In March 2012, the Company issued 12,873 shares of common stock as initial liquidated damages for failing to file a registration statement to register the resale of securities issued to investors of the January 2012 private placement offering .

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

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

The Company's results for the three months ended March 31, 2012 and 2011 include employee share-based compensation expense totaling approximately $278,000 and $125,000, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Quarter Ended March 31, 2012
	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
	$516,447	870	$517,317
Operating (loss)	(417,181)	(438,656)	(855,837)
Interest income	116	-	116
Interest (expense)	-	-	-
Depreciation and amortization	(3,493)	(44,856)	(48,349)
Exp Net Loss	(420,558)	(483,512)	(904,070)
Total assets at March 31, 2012	1,198,917	678,490	1,877,407

All intersegment sales and expenses have been eliminated from the table above.

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

NOTE 12: EMPLOYMENT CONTRACTS/DIRECTOR COMPENSATION

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

On April 7, 2010, the Board of Directors approved the grant of options to purchase 150,000 shares of Common Stock to a director, exercisable at $.50 per share at any time from the date of grant through April 7, 2020. The Board also approved commencing March 1, 2011, and every March 1st thereafter, the grant of 50,000 ten-year stock options to purchase shares at the fair market value at the date of grant to each director who is not an  executive officer  of  the Company.   On March 1, 2011, the Company granted a  non-executive  director options to purchase
50,000 shares exercisable at $.50 per share. The board did not take any action to authorize options to be issued to non-executive officers on March 1, 2012; however, the two non-executive directors and Sean Trepeta each were granted ten-year options to purchase 50,000 shares exercisable at $.73 per share on May 4, 2012.

On March 1, 2011 and March 1, 2012, Messrs. Julia and Trepeta each received 10-year options to purchase 100,000 shares, with the 2011 options exercisable at $.26 per share and the 2012 options exercisable at $.61 per share.  On April 21, 2011, a consultant who would later become a director of the Company received 100,000 shares of Common Stock valued at $.30 per share together with a warrant to purchase 100,000 shares of Common Stock exercisable at $.30 per share expiring on August 13, 2013 in exchange for advisor’s services in connection with a private offering.  In December 2011, the Company granted a director of the Company options to purchase 200,000 shares of the Company’s Common Stock exercisable at $.60 per share over a term of five years.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q for appropriate accounting and disclosures.

NOTE 13.  NEW FACILITIES

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

ACE MARKETING & PROMOTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

NOTE 14: WARRANT EXERCISE

In September 2011, Warrants to purchase 395,000 shares of the Company’s Common Stock were exercised on a cashless basis at exercises prices ranging from $.30 per share to $.90 per share resulting in the issuance of 134,810 shares of restricted Common Stock.

NOTE 15: SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 10, 2012, the date the financial statements were available to be issued:

In April 2012, the Company received $270,000 from the exercise of Warrants and issued 900,000 shares of its Common Stock.  Between April 1, 2012 and May 10, 2012, the Company sold 450,000 shares of Series 1 Convertible Preferred Stock at $1.00 per share pursuant to an ongoing plan of financing.  The Company is seeking to raise additional funds through such financing.

In April 2012 and May 2012, the Company entered into various financial, advisory and public awareness consulting agreements pursuant to which it may be obligated to issue common stock and pay cash. As of May 10, 2012, no common stock or cash has been issued or paid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2011 which includes our audited financial statements for the year ended December 31, 2011 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

	Three Months Ended March 31
	2012	2011
Revenue	$517,317	$647,770
Cost of Revenues	$419,658	$464,782
Gross Profit	$97,659	$182,988
Selling, General and Administrative Expenses	$1,001,845	$618,118
(Loss) from Operations	$(904,186)	$(435,130)

We generated revenues of $517,317 in the first quarter of 2012 compared to $647,770 in the same three month period ending March 31, 2011. The decrease in revenues of $130,453 in 2012 compared to 2011 was due to the downturn in the overall economy.

Cost of revenues was $419,658 or 81.1% of revenues in the first quarter of 2012 compared to $464,782 or 71.7% of revenues in the same three months of 2011. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decrease in cost of revenues of $45,124 in 2012 is related to a decrease in  merchandise purchased due to the downturn in sales to our customers during the current quarter ending March 31, 2012.

Gross profit was $97,659 in the first quarter of 2012 or 18.9% of net revenues compared to $182,988 in the same three months of 2011 or 28.3% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $1,001,845 in the first quarter of 2012 compared to $618,118 in the same three months of 2011. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees.

Net loss was $(904,186) in the first quarter of 2012 compared to a net loss of $(435,130) for the same three months in 2011. The first quarter net loss for 2012 includes stock based payments (non-cash) of $278,307 as compared to $124,523 for the comparable period of 2011.  Our 2012 net loss increased by $469,056 due to our increased efforts in promoting our business verticles which generated increased costs in salaries of $64,622 rents $150,000 and depreciation on our new proximity equipment of $31,043. No benefit for income taxes is provided for in 2012 and 2011 due to the full valuation allowance on the net deferred tax assets.

Mobiquity Networks

In February 2012, we announced our plans to have the architecture for our proprietary mobile marketing solutions; “Mall-Offers Wi-Fi” and “malloffers.com” completed by the end of the first quarter of 2012 and that we would begin to rollout the solutions on our nationwide Mobiquity Network by the end of second quarter of 2012. Mobiquity Networks is currently operational in 75 malls across the US and has access to approximately 96 million shopper visits per month.

The Mall-Offers Platform will list specials from retailers in each mall throughout the Mobiquity Network. The specials will be accessible on the secured Wi-Fi network that Mobiquity has already installed in each of its 75 malls across the US. Shoppers with smart phones will simply connect to “Mall-Offers Wi-Fi” and browse by either retailer or category on their mobile device. The solution will not require the shopper to download an app and access to Mall Offers will be completely free for the user. Malloffers.com is a website that aggregates all of the special offers, coupons and discounts offered by all of the participating retailers in all of the malls within the Mobiquity Network. Consumers will have the ability to search for specials by mall, store name or category prior to going to the mall or on their mobile devices. This will help the consumer to choose which mall to visit as well as which store within the mall to purchase their item of interest. The website will also offer consumers the ability to register for special alerts from their favorite stores. The consumer can choose to receive an email or text whenever their favorite store has a special offer.

Our Mall-Offers Platform should help address the mobile marketing industry’s single largest issue, which is delivering relevant offers to consumers at the point of purchase. Management believes that most mall retailers desire to have a mobile marketing strategy but haven’t figured out how to get in front of consumers at the point of sale. The Mall-Offers Platform gives us the ability to offer the hundreds of retailers in each mall within the Mobiquity Network a true mobile marketing solution. In 2012 both companies and their sales agencies now realize the implementation of a mobile strategy is now a necessity. The activation needs to go beyond simple banner and pop-up ads on a mobile website or the development of an app. Consumers are seeking relevant content and valuable offers, not ambush advertising. The new Mall Offers Wi-Fi Network will give retailers and company brands access to consumers and consumers’ access to the offers they want to see.

As a result of the foregoing, Management is excited to have several million dollars of proposals that we have provided to fortune 500 and other companies (and their advertising agencies) and Management believes that with a three to six month sales cycle that we are operating under with most of these large companies, that a significant ramp up of sales across our network will be realized during the 3rd and 4th quarters of 2012.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $493,908 at March 31, 2012. Cash used in operating activities for the three months ended March 31, 2012 was $543,657. This resulted primarily from a net loss of $904,070, offset by stock based compensation of $278,307 a decrease in accounts receivable of $249,914 and an increase in prepaid expenses and other assets of $53,979 and an increase of accounts payable and accrued expenses of $160,178. The Company had an increase in investing activities of $25,610 with the purchase of equipment.

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

In April 2012, the Company received $270,000 from the exercise of Warrants and issued 900,000 shares of its Common Stock.  Between April 1, 2012 and May 10, 2012, the Company sold 450,000 shares of Series 1 Convertible Preferred Stock at $1.00 per share pursuant to an ongoing plan of financing. The Company is seeking to raise additional funds through such financing, although no assurances can be given that it will be successful.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) From January 1, 2012 through March 31, 2012, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

January 2012	Common Stock and Class AA Warrants	958,338 shares and 287,504 warrants	$575,000; cash Compensation totaling $76,750 (excluding legal fees) were paid.	Rule 506	Warrants exercisable at $.60 per share through January 18, 2016
February 2012	Common Stock	150,000 shares	Services rendered; no commissions paid	Rule 506	Not applicable
March 2012	Common Stock	12,783 shares	Penalty shares; no commissions paid	Rule 506	Not applicable

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended March 31, 2012, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.  MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

See “Note 15 in the Notes to consolidated financial statements.”

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
21.1	Subsidiaries of the Issuer (11)
31.1(a)	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (12)
31.1(b)	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (12)
31.2	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (12)
32.1(a)	Co-Principal Executive Officer Section 1350 Certification (12)
32.1(b)	Co-Principal Executive Officer Section 1350 Certification (12)
32.2	Principal Financial Officer Section 1350 Certification (12)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Press Release dated February 21, 2012 (11)
101.SCH	Document, XBRL Taxonomy Extension (12)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (12)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (12)
101.LAB	Linkbase, XBRL Taxonomy Extension (12)
101.PRE	Presentation Linkbase (12)
______________
(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2011.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

Date: May 11, 2012	By: /s/ Dean L. Julia
Dean L. Julia,
Co- Principal Executive Officer

Date: May 11, 2012	By: /s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: May 11, 2012	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer