Form 10-Q
period 2012-06-30
ACE MARKETING & PROMOTIONS INC
filed 2012-08-14
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Yes ☐   No ☒

As of June 30, 2012, the registrant had a total of 26,075,388 shares of Common Stock outstanding.

ACE MARKETING & PROMOTIONS, INC.

FORM 10-Q QUARTERLY REPORT

ACE MARKETING &

PROMOTIONS, INC.

Condensed Consolidated Balance Sheets	June 30,	December 31,
	2012	2011
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$508,775	$605,563
Accounts receivable, net of allowance for doubtful accounts of $20,000 at June 30, 2012 and December 31, 2011	366,611	534,924
Prepaid expenses and other current assets	498,263	342,641
Total Current Assets	1,373,649	1,483,128

Property and Equipment, net	810,474	714,864

Other Assets	27,501	7,745
Total Assets	$2,211,624	$2,205,738

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$271,454	$399,924
Accrued expenses	87,229	121,821
Total Current Liabilities	358,683	521,745

Long Term Liability
Note Payable	350,000	–

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 470,000 and 0 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively	47	–
Common stock, $.0001 par value; 100,000,000 shares authorized; 26,075,388 and 23,284,236 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,608	2,328
Additional paid-in capital	13,155,949	10,997,407
Accumulated deficit	(11,624,162)	(9,284,241)
	1,534,442	1,715,494
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	1,502,941	1,683,993
Total Liabilities and Stockholders' Equity	$2,211,624	$2,205,738

See notes to condensed consolidated financial statements.

ACE MARKETING &

PROMOTIONS, INC.

Condensed Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Unaudited		Unaudited
	2012	2011	2012	2011

Revenues, net	$726,381	$986,433	$1,243,698	$1,634,202
Cost of Revenues	546,606	812,840	966,265	1,277,623
Gross Profit	179,775	173,593	277,433	356,579

Operating Expenses:
Selling, general and administrative expenses	1,490,249	637,137	2,492,088	1,255,253
Total Operating Expenses	1,490,249	637,137	2,492,088	1,255,253

Loss from Operations	(1,310,474)	(463,544)	(2,214,655)	(898,674)

Other Income (Expense):
Interest expense	(414)	(919)	(419)	(919)
Beneficial Conversion Feature	(120,254)		(120,254)
Interest income	110	144	226	268
Loss on abandonment of fixed assets	(4,819)		(4,819)
Total Other Income (Expense)	(125,377)	(775)	(125,266)	(651)

Net Loss	$(1,435,851)	$(464,319)	$(2,339,921)	$(899,325)

Net Loss Per Common Share:

Basic	$(0.06)	$(0.02)	$(0.09)	$(0.05)

Weighted Average Common Shares Outstanding:

Basic	24,990,138	18,934,904	27,508,227	17,490,700

See notes to condensed consolidated financial statements.

ACE MARKETING &

PROMOTIONS, INC.

Condensed Statement of Stockholders' Equity

Six Months Ended June 30, 2012

	Total Stockholders’	Common Stock		Additional Paid-in		Treasury Stock		Preferred Stock
	Equity	Shares	Amount	Capital	(Deficit)	Shares	Amount	Shares	Amount
Balance, at December 31, 2011	$1,683,993	23,284,236	$2,328	$10,997,407	$(9,284,241)	23,334	$(31,501)
Stock Purchase	457,610	958,338	109	457,501
Stock Grant	121,125	162,873	3	121,122
Stock Compensation	157,182			157,182
Net Loss	$(904,070)				$(904,070)
Balance, at March 31, 2012	$1,515,840	24,405,447	$2,440	$11,733,212	$(10,188,311)	23,334	$(31,501)	–	–
Stock Purchase	$270,000	900,000	$90	$269,910
Stock Purchase Preferred	470,000			469,953				470,000	$47
Closing costs on preferred issuance	(79,500)			(79,500)
Stock Grant	483,516	769,941	78	483,438
Stock Compensation	158,682			158,682
Beneficial Conversion Feature	120,254			120,254
Net Loss	(1,435,851)				$(1,435,851)
Balance, at June 30, 2012	$1,502,941	26,075,388	$2,608	$13,155,949	$(11,624,162)	23,334	$(31,501)	470,000	$47

See notes to condensed consolidated financial statements.

ACE MARKETING &

PROMOTIONS, INC.

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,	2012	2011
	Unaudited	unaudited

Cash Flows from Operating Activities:
Net loss	$(2,339,921)	$(899,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,243	44,875
Disposal of assets	4,819	–
Stock-based compensation	920,505	176,861
Beneficial Conversion Feature	120,254
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	168,313	(72,014)
Prepaid expenses and other assets	(170,402)	(368,346)
Increase (Decrease) in operating liabilities:
Accounts payable and accrued expenses	(163,062)	148,110
Total adjustments	986,670	(70,514)
Net Cash Used in Operating Activities	(1,353,251)	(969,839)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(206,672)	(382,389)
Net Cash (Used) in Provided by Investing Activities	(206,672)	(382,389)

Cash Flows from Financing Activities:
Proceeds from Loan	265,525	–
Proceeds from issuance of stock	1,197,610	1,314,250
Net Cash Provided by Financing Activities	1,463,135	1,314,250

Net Decrease in Cash and Cash Equivalents	(96,788)	(37,978)
Cash and Cash Equivalents, beginning of period	605,563	763,581
Cash and Cash Equivalents, end of period	$508,775	$725,603

Supplemental Information:
Cash paid for interest	$419	$919
Cash paid for taxes	$–	$–

Non-cash transactions:
Financing costs paid from proceeds of notes payable	$84,475	$–

See notes to condensed consolidated financial statements.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed financial statements and footnotes thereto are unaudited.

The Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, the Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011 and the Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2012, results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Mobiquity Networks is a leading location based mobile marketing network in the US.  We utilize a targeted, location-based approach to reach audiences on their personal mobile devices when it matters most.  The Company employs a combination of leading-edge mobile technologies to deliver virtually any digital media content including images, videos, audio mp3s, maps, games, applications and coupons to mobile phones within targeted geographic locations. Mobiquity has focused on and built an extensive Location Based Mobile Marketing Mall Network which gives us access to over 90 million mobile customer visits per month while they are shopping. Our network allows brands to engage their potential customers with the right offer at the right place at the right time....when they are about to make a purchasing decision. Mobiquity currently has over 600 zones throughout 75 malls with over 96 million monthly visits. These zones create a cloud of coverage so that visitors do not need to go directly to one of these zone  access points. Some of our land mark malls include the following: Roosevelt Field – NY,  the Galleria-Houston, Lenox Square  -Atlanta,Northbridge-Chicago , Santa Monica Place-LA and Copley Place –Boston.

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

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 2: ACCOUNTING PRONOUNCEMENTS

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

Basis of Presentation - In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30 2012 and 2011; (b) the financial position at June 30, 2012; and (c) cash flows for the six month periods ended June 30, 2012 and 2011, have been made.

Consolidation - The Company's financial statements includes the accounts and activities of its wholly-owned subsidiary, Mobiquity Networks, Inc. All inter-company transactions have been eliminated.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 4: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 15,830,000 and 14,200,000 because they are anti-dilutive as a result of a net loss for the three months ended June 30, 2012 and 2011, respectively.

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended June 30, 2012 and 2011 include employee share-based compensation expense totaling approximately $682,000 and $52,000, respectively. The Company's results for the six month periods ended June 30, 2012 and 2011 include employee share-based compensation expense totaling approximately $961,000 and $177,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Employee stock-based compensation - option grants	$112,500	$–	$238,500	$42,766
Employee stock-based compensation - stock grants		14,789		14,789
Non-Employee stock-based compensation - option grants	46,182	31,180	77,364	73,052
Non-Employee stock-based compensation - stock grants	523,721	–	644,846	14,365
Non-Employee stock-based compensation-stock warrant		6,369	–	31,889
Total	$682,403	$52,338	$960,710	$176,861

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

The weighted average assumptions made in calculating the fair values of options granted during the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Expected volatility	456.67%	133.08%	379.88%	94.48%
Expected dividend yield	-	-	-	-
Risk-free interest rate	1.92%	0.68%	1.95%	2.63%
Expected term (in years)	10	2	10	7.71

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2012	3,505,000	.84	4.50	$0
Granted	370,000	.69	9.76	179,150
Exercised	–
Cancelled & Expired	–

Outstanding, June 30, 2012	3,875,000	.82	4.87	$179,150

Options exercisable, June 30, 2012	3,875,000	.82	4.87	$179,150

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2012 and 2011 was $.69 and $0.26, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.59 closing price of the Company's common stock on June 30, 2012.

As of June 30, 2012, the fair value of unamortized compensation cost related to unvested stock option awards was zero.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Expected volatility	0%	90.93%	0%	69.94%
Expected dividend yield	-	-	-	-
Risk-free interest rate	0%	1.71%	0%	1.32%
Expected term (in years)	-	4.80	-	3.69

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2012	12,570,642	$.48	1.84	$1,790,733
Granted	287,502	$.85	3.55
Exercised	-	-
Cancelled	(900,000)	-
Outstanding, June 30, 2012	11,958,144	$.51	1.50

Warrants exercisable, June 30, 2012	11,958,144	$.51	1.50	$1,790,733

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

In June 2011, we entered into a one-year Investor Relation, Public Awareness Agreement with Legend Securities, Inc. at a cost of $10,000 per month and 75,000 shares of restricted Common Stock per quarter. In June 2012, we renewed the investor relation contract for an additional one year substantially on the same terms.

Ace has retained an outside contractor to build its website development program at a cost of $120,000, $80,000 of which has been paid and the remaining $40,000 was accrued in the quarter ended September 30, 2011. At its option, Ace made the final $40,000 payment to the contractor through the issuance of 66,000 shares of its restricted Common Stock.

In April 2012, the CompaNy entered into consulting and public relation contracts pursuant to which the Company issued an aggregate of 240,000 restricted shares of its Common Stock. These contracts have been terminated and the Company expects to receive a significant portion in return in settlement of all obligations to each other. Any recoupment of shares will be reflected in the third quarter 2012 results of operations.

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

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

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

In July 2011, the Company commenced a private placement offering. Pursuant to said offering between July 14, 2011 and August 1, 2011, the Company raised $975,000 in gross proceeds from the sale of 1,950,000 shares of common stock and a like number of warrants, exercisable at $.60 per share through July 31, 2014. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

Rockwell Global Capital LLC acted as Placement Agent of a private placement offering of the Company which terminated on January 30, 2012. The Company received gross proceeds of $575,000 from the sale of 958,338 shares of Common Stock at a purchase price of $.60 per share. The private placement offering also included the sale of Warrants to purchase 191,671 shares of Common Stock, exercisable at $.60 per share and expiring on January 18, 2016. The Placement Agent received a $25,000 advisory fee, $51,750 in commissions and warrants to purchase 95,833 shares identical to the warrants sold to investors in the offering. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended. In March through June 30, 2012, the Company issued 51,736 shares of common stock as initial liquidated damages for failing to file a registration statement to register the resale of securities issued to investors of the January 2012 private placement offering.

Private Placement – Preferred Convertible Stock

Between April 1, 2012 and May 15, 2012, the Company sold 470,000 shares of Series 1 Convertible Preferred Stock at $1.00 per share.

The Company accounts for potentially beneficial conversion features at the time of each preferred stock issuance. The value of the common stock into which the Series 1 convertible preferred stock is convertible had a fair value greater than the proceeds for such issuances. Accordingly, the Company recorded a deemed beneficial conversion on the Series 1 convertible preferred stock of $101,833 in the quarter ended June 30, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series 1 convertible preferred stock exceeded the proceeds from such issuances.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

The Series 1 Convertible Preferred Stock has the following rights, preferences and privileges:

•	Automatic Conversion into Common Stock. Each Preferred Share shall automatically convert on March 31, 2013 into shares of the Company’s Common Stock (the “Common Shares”) based on a conversion price of the lower of $.60 per share or an amount equal to 90% of the average closing sales price for the Company’s Common Stock on the OTC Bulletin Board (or Pink Sheets) for the 20 trading days immediately preceding March 31, 2013, with a floor of $.45 per share.
•	Optional Conversion into Common Stock. Commencing July 1, 2012, each Preferred Share shall at the option of the holder become convertible into Common Shares based on a conversion price of the lower of $.60 per share or 85% of the average closing sales price for the Company’s Common Stock on the OTC Bulletin Board (or Pink Sheets) for the 20 trading days immediately preceding the Conversion Date, with a floor of $.45 per share.
•	Conversion Premium. Upon calculation of the number of Common Shares, the Preferred Shareholder is entitled to receive upon conversion of Series 1 Preferred Stock into Common Stock, the investor will receive an additional 8% premium. Accordingly, once the number of Common Shares is determined based upon the automatic conversion or optional conversion formulas set forth above, the investor will have that number of Common Stock multiplied by 1.08 (i.e. 108%) to determine the actual number of Common Shares to be issued upon conversion.
•	Voting. The Preferred Shares shall have no voting rights until converted into Common Shares, except as otherwise required by applicable state law.
•	Dividends. The Preferred Shares shall have no dividend rights until converted into Common Shares, except as otherwise required by applicable state law.
•	Liquidation Preference. The Preferred Shares shall have no liquidation preference and shall be treated the same as a holder of Common Shares.
•	Call Option. The Company may call the Preferred Shares for redemption at a price of $1.08 per share at any time on or after July 1, 2012, subject to the investor’s right of conversion upon no less than 10 days prior written notice of redemption to each Preferred Shareholder, which notice may only be provided to the holders so long as the Company completes a financing or series of financings totaling at least $2 million in gross proceeds (excluding monies raised from the sale of the Series 1 Preferred Stock).
•	Anti-Dilution. In the event of a stock split, stock dividend, combination, reclassification or the like (the “Corporate Event”), the Board of Directors of the Company shall make appropriate adjustment to the number of Common Shares into which the Preferred Shares shall convert to put the Preferred Shareholder in the same position as if the Preferred Shares were converted into Common Shares immediately before the Corporate Event took place.

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

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

The Company's results for the three months ended June 30, 2012 and 2011 include employee share-based compensation expense totaling approximately $112,500 and $52,000, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Quarter Ended June 30, 2012
	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Net Sales	$703,381	23,000	$726,381
Operating (loss)	(858,147)	(394,434)	(1,252,581)
Interest income	110		110
Interest (expense)	(414)		(414)
Beneficial Conversion Feature	(120,254)		(120,254)
Loss on disposal of fixed assets	(4,819)		(4,819)
Depreciation and amortization	(12,622)	(45,273)	(57,895)
Exp Net Loss	(996,144)	(439,707)	(1,435,851)
Total assets at June 30, 2012	1,393,056	818,568	2,211,624

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

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

On April 7, 2010, the Board of Directors approved the grant of options to purchase 150,000 shares of Common Stock to a director, exercisable at $.50 per share at any time from the date of grant through April 7, 2020. The Board also approved commencing March 1, 2011, and every March 1st thereafter, the grant of 50,000 ten-year stock options to purchase shares at the fair market value at the date of grant to each director who is not an  executive officer  of  the Company.   On March 1, 2011, the Company granted a non-executive  director options to purchase 50,000 shares exercisable at $.50 per share. The board did not take any action to authorize options to be issued to non-executive officers on March 1, 2012; however, the two non-executive directors and Sean Trepeta each were granted ten-year options to purchase 50,000 shares exercisable at $.75 per share on May 7, 2012.

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

NOTE 13: NEW FACILITIES

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

In April 2012, Warrants to purchase 900,000 shares were exercised at $.30 per share for proceeds of $270,000.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 15: COMMITTED EQUITY FACILITY AGREEMENT/REGISTRATION RIGHTS AGREEMENT

On June 12, 2012, Ace Marketing & Promotions, Inc. (the “Company”) finalized a committed equity facility (the “Equity Facility”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), whereby the parties entered into as of May 31, 2012 (i) a committed equity facility agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”).

Committed Equity Facility Agreement

On June 12, 2012, the Company finalized a Equity Agreement with TCA. Pursuant to the terms of the Equity Agreement, for a period of twenty-four months commencing on the effective date of the Registration Statement (as defined herein), TCA shall commit to purchase up to $2,000,000 of the Company’s common stock (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to the Company, subject to the terms of the Equity Agreement.

The “Registrable Securities” include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

As further consideration for TCA entering into and structuring the Equity Facility, the Company shall pay to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of one hundred thousand dollars ($100,000) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $100,000. In the event the value of the Facility Fee Shares issued to TCA does not equal $100,000 after a ninth month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued.

Registration Rights Agreement

On June 12, 2012, the Company finalized the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC by a date that is no later than October 10, 2012.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 16: CONVERTIBLE PROMISSORY NOTE

On June 12, 2012, Ace Marketing & Promotions, Inc. (the “Company”) closed on a security agreement dated as of May 31, 2012 (the “Security Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), related to a $350,000 convertible promissory note issued by the Company in favor of TCA (the “Convertible Note”), which Convertible Note was funded by TCA on June 12, 2012. The maturity date of the Convertible Note is December 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty. The Security Agreement grants to TCA a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired. The Company’s wholly-owned subsidiary, Mobiquity Networks, Inc., also entered into a similar Security Agreement and Guaranty Agreement.

NOTE 17: SUBSEQUENT EVENTS

On July 10, 2012, the Company sold 1,347,201 shares of its Common Stock to various investors at $.45 per share. The Company received gross proceeds of $606,240 before offering costs. Each investor received Fixed Price Warrants to purchase 50% of the number of shares of Common Stock purchased in the Offering. The Fixed Price Warrants are exercisable at any time from the date of issuance through July 10, 2017 at an exercise price of $.55. Each investor also received a Warrant to purchase 20% of the number of shares that were purchased in the Offering (the “Milestone Warrants”). The Milestone Warrants will automatically be exercised without any additional consideration to be paid in the event the Company reports audited gross revenues of less than $5,000,000 for the period July 1, 2012 through June 30, 2013 unless the volume weighted average price for the Company’s Common Stock exceeds $1.00 per share for a period of at least 30 trading days prior to January 5, 2013. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Management has evaluated subsequent events through August 2, 2012, the date the financial statements were available to be issued.

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

Mobiquity currently has over 600 zones throughout 75 malls with over 96 million monthly visits to those malls. These zones create a cloud of coverage so that visitors do not need to go directly to one of these zone access points. Some of our land mark malls include, but are not limited to:

•	Roosevelt Field – NY
•	The Galleria – Houston
•	Lenox Square – Atlanta
•	Northbridge – Chicago
•	Santa Monica Place – LA
•	Copley Place – Boston

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

	Three Months Ended June 30,
	2012	2011
Revenue	$726,381	$986,433
Cost of Revenues	546,606	812,840
Gross Profit	179,775	173,593
Selling, General and Administrative Expenses	1,490,249	637,137
(Loss) from Operations	(1,310,474)	(463,544)

We generated revenues of $726,381 in the second quarter of 2012 compared to $986,433 in the same three month period ended June 30, 2011. The change in revenues of $260,052 in 2012 compared to 2011 was due to the general downturn in the overall economy.

Cost of revenues was $546,606 or 75.2% of revenues in the second quarter of 2012 compared to $812,840 or 82.4% of revenues in the same three months of 2011. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decrease in cost of revenues of $266,234 in 2012 is related to a decrease in sales during the current quarter ended June 30, 2012.

Gross profit was $179,775 in the second quarter of 2012 or 24.8% of net revenues compared to $173,593 in the same three months of 2011 or 17.6% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $1,490,249 in the second quarter of 2012 compared to $637,137 in the same three months of 2011. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees.  The increase in costs primarily relates to a $630,065 increase in (non-cash) stock based compensation and $ 30,326 in depreciation costs along with $166,517 in rents, $49,886 in salaries.

Loss from operations was $(1,310,474) in the second quarter of 2012 compared to a net loss of $463,544 for the same three months in 2011. The second quarter loss from operations for 2012 includes stock based payments (non-cash) of $630,065 as compared to $52,338 for the comparable period of 2011.  Our 2012 loss from operations changed by $846,930 due to the increase in stock based payments and an increase in rents of $166,517, depreciation of $30,326 and $49,886 in salaries. Other expenses include a $120,254 beneficial conversion feature change which resulted in a net loss of $1,435,851 for the three months ended June 30, 2012 as compared to $464,319 for the comparable period of the prior year.

No benefit for income taxes is provided for in 2012 and 2011 due to the full valuation allowance on the net deferred tax assets.

	Six Months Ended June 30,
	2012	2011
Revenue	$1,243,698	$1,634,202
Cost of Revenues	966,265	1,277,623
Gross Profit	277,433	356,579
Selling, General and Administrative Expenses	2,492,088	1,255,253
(Loss) from Operations	(2,214,655)	(898,674)

We generated revenues of $1,243,698 in the first six months of 2012 compared to $1,634,202 in the same six month period ended June 30, 2011. The change in revenues of $390,504 in 2012 compared to 2011 was due to the general downturn in the overall economy.

Cost of revenues was $966,265 or 77.7% of revenues in the first six months of 2012 compared to $1,277,623 or 78.2% of revenues in the same six months of 2011. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decrease in cost of revenues of $311,358 in 2012 is related to a decrease in sales during the current six months ended June 30, 2012.

Gross profit was $277,433 in the first six months of 2012 or 22.3% of net revenues compared to $356,579 in the same six months of 2011 or 21.8% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $2,492,088 in the first six months of 2012 compared to $1,255,253 in the same six months of 2011. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The change in costs relates to a $783,849 increase in (non-cash) stock based compensation, $316,517 increase in rents, $114,487 increase in payroll and $61,368 in depreciation costs.

Loss from operations was $(2,214,655) in the first six months of 2012 compared to a loss from operations of $(898,674) for the same six months in 2011. The first six months loss from operations for 2012 includes stock based payments (non-cash) of $920,505 as compared to $176,861 for the comparable period of 2011.  Our 2012 loss from operations changed by $1,315,981 due to the $920,505 increase in stock based compensation, payroll increase of $114,487 and $316,517 increase in rents. Other expenses include a $120,254 beneficial conversion feature change which resulted in a net loss of $2,339,921 for the six months ended June 30, 2012 as compared to $899,325 for the comparable period of the prior year.

No benefit for income taxes is provided for in 2012 and 2011 due to the full valuation allowance on the net deferred tax assets.

Mobiquity Networks

In February 2012, we announced our plans to have the architecture for our proprietary mobile marketing solutions; “Mall-Offers Wi-Fi” and “malloffers.com” completed by the end of the first quarter of 2012 and that we begin to rollout the solutions on our nationwide Mobiquity Network by the end of second quarter of 2012.

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

As a result of the foregoing, Management is excited to have several million dollars of proposals that we have provided to fortune 500 and other companies (and their advertising agencies) and Management believes that with a three to six month sales cycle that we are operating under with most of these large companies, that a significant ramp up of sales across our network will be realized during the fourth quarter of 2012 and first quarter of 2013.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $508,775 at June 30, 2012. Cash used in operating activities for the six months ended June 30, 2012 was $1,353,251. This resulted primarily from a net loss of $2,339,921, offset by stock based compensation of $920,505 and $120,254 for the Beneficial Conversion Feature, a decrease in accounts receivable of $168,313 and an increase in prepaid expenses and other assets of $170,402 and a decrease of accounts payable and accrued expenses of $163,062. The Company had an increase in investing activities of $206,672 with the purchase of equipment. Cash flow from financing activities of $1,463,135 resulted from the proceeds from the issuance of the Company's Common Stock, Preferred Stock and Warrants to purchase additional shares of Common Stock. The company also acquired a loan in the amount of $350,000, which resulted in net loan proceeds of $265,525.

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

The Company is required to file a Registration Statement with the Securities and Exchange Commission (“SEC”) to register the resale of the shares of Common Stock sold in the private placement offering and the resale of the shares of Common Stock issuable upon exercise of the Class AA Warrants (collectively the “Registrable Shares”).  If a Registration Statement covering the Registrable Shares is not filed with the SEC on or before March 15, 2012 or is not declared effective within 120 days of January 30, 2012 (subject to a 60 day extension in the event the SEC is performing a full review of the Registration Statement), the Company shall pay to each investor as liquidated damages, a payment equal to 1.5% of the aggregate amount invested by such investor in the offering, cumulative for every 30 day period until such Registration Statement has been filed or declared effective or a portion thereof. Such liquidated damages shall not exceed 15% per annum. The Company, at its sole discretion, shall pay the liquidated damage payment in cash and/or Common Stock of the Company based upon the closing sale price of the Company’s Common Stock on the trading day preceding the date triggering the payment of the liquidated damages. As of June 30, 2012, the Registration Statement has not been filed and the Company has elected to issue an aggregate of 51,736 shares as a liquidation penalty for the period March 16, 2012 through June 30, 2012.

In April 2012, the Company received $270,000 from the exercise of Warrants and issued 900,000 shares of its Common Stock.  Between April 1, 2012 and May 15, 2012, the Company sold 470,000 shares of Series 1 Convertible Preferred Stock at $1.00 per share pursuant to an ongoing plan of financing. The rights, preferences and privileges of the Series 1 Preferred Stock are as set forth in Note 8 of the Notes to Consolidated Financial Statements.

On July 10, 2012, the Company sold 1,347,201 shares of its Common Stock to various investors at $.45 per share. The Company received gross proceeds of $606,240 before offering costs. Each investor received Fixed Price Warrants to purchase 50% of the number of shares of Common Stock purchased in the Offering. The Fixed Price Warrants are exercisable at any time from the date of issuance through July 10, 2017 at an exercise price of $.55. Each investor also received a Warrant to purchase 20% of the number of shares that were purchased in the Offering (the “Milestone Warrants”). The Milestone Warrants will automatically be exercised without any additional consideration to be paid in the event the Company reports audited gross revenues of less than $5,000,000 for the period July 1, 2012 through June 30, 2013 unless the volume weighted average price for the Company’s Common Stock exceeds $1.00 per share for a period of at least 30 trading days prior to January 5, 2013. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) From January 1, 2012 through June 30, 2012, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

January 2012	Common Stock and Class AA Warrants	958,338 shares and 287,504 warrants	$575,000; cash Compensation totaling $76,750 (excluding legal fees) were paid.	Rule 506	Warrants exercisable at $.60 per share through January 18, 2016
February 2012	Common Stock	150,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable
March -June 2012	Common Stock	51,736 shares	Penalty shares; no commissions paid	Rule 506	Not applicable
April 2012	Common Stock	240,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable
April 2012	Common Stock	900,000 shares	$270,000 received From the exercise of warrants; no commissions paid	Rule 506	Not applicable
May 2012	Common Stock Options	370,000 options	Services rendered; no commissions paid	Section 4(2)	Not applicable
May 2012	Series 1 Preferred Stock (1)	470,000 shares	$470,000 received; no commissions paid	Rule 506	Not applicable
June 2012	Common Stock	196,078 shares	Committed Equity Facility Agreement Entered into; shares Issued as a fee in Connection with the Facility; no commissions paid	Section 4(2)	Not applicable

(1) The conversion terms of the Series 1 Preferred Stock are described elsewhere in this Form 10-Q.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the six months ended June 30, 2012, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.  MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

See “Note 17 in the Notes to consolidated financial statements.”

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Registration Rights Agreement finalized June 12, 2012 by and among the Company and TCA (12)
10.10	Convertible Note with an issuance date as of May 31, 2012 issued by the Company in favor of TCA (13)
10.11	Equity Agreement finalized June 12, 2012 by and among the Company and TCA (12)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
21.1	Subsidiaries of the Issuer (11)
31.1(a)	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (14)
31.2(b)	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (14)
32.1(a)	Co-Principal Executive Officer Section 1350 Certification (14)
32.2(b)	Principal Financial Officer Section 1350 Certification (14)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Fixed Price Warrant (14)
99.14	Form of Milestone Warrant (14)
101.INS	XBRL Instance Document(15)
101.SCH	Document, XBRL Taxonomy Extension (15)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (15)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (15)
101.LAB	Linkbase, XBRL Taxonomy Extension (15)
101.PRE	Presentation Linkbase (15)

______________

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2011.
(11) (12) (13)

Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2011.

Incorporated by reference to the Registrant’s Form 8-K filed June 15, 2012)

Incorporated by reference to Form 8-K filed June 14, 2012)

(14)	Filed herewith.
(15)	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

Date: August 14, 2012	By: /s/ Dean L. Julia
Dean L. Julia,
Co- Principal Executive Officer

Date: August 14, 2012	By: /s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: August 14, 2012	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

