Form 10-Q
period 2012-09-30
ACE MARKETING & PROMOTIONS INC
filed 2012-11-15
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Yes ☐   No ☒

As of September 30, 2012, the registrant had a total of 27,515,219 shares of Common Stock outstanding.

ACE MARKETING & PROMOTIONS, INC.

FORM 10-Q QUARTERLY REPORT

ACE MARKETING &
PROMOTIONS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2012	2011
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$630,310	$605,563
Accounts receivable, net of allowance for doubtful accounts of $20,000 at September 30, 2012 and December 31, 2011, respectively	461,592	534,924
Prepaid expenses and other current assets	273,912	342,641
Total Current Assets	1,365,814	1,483,128

Property and Equipment, net	783,893	714,865

Other Assets	27,501	7,745
Total Assets	$2,177,208	$2,205,738

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$392,983	$399,924
Accrued expenses	131,480	121,821
Total Current Liabilities	524,463	521,745

Long Term Liability
Note Payable	284,297	–

Commitments and Contingencies	–	–

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 470,000 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively	47	–
Common stock, $.0001 par value; 100,000,000 shares authorized; 27,515,219 and 23,284,236 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,751	2,328
Additional paid-in capital	13,687,888	10,997,407
Accumulated deficit	(12,290,737)	(9,284,241)
	1,399,949	1,715,494
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	1,368,448	1,683,993
Total Liabilities and Stockholders' Equity	$2,177,208	$2,205,738

See notes to condensed consolidated financial statements.

   ACE MARKETING &

  PROMOTIONS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues, net	$770,392	$650,370	$2,014,091	$2,284,573
Cost of Revenues	567,628	484,032	1,533,893	1,761,655
Gross Profit	202,764	166,338	480,198	522,918

Operating Expenses:
Selling, general and administrative expenses	844,576	852,186	3,331,975	2,107,440
Total Operating Expenses	844,576	852,186	3,331,975	2,107,440

Loss from Operations	(641,812)	(685,848)	(2,851,777)	(1,584,522)

Other Income (Expense):
Interest expense	(24,869)	(151)	(29,978)	(1,070)
Beneficial Conversion Feature			(120,254)
Interest income	106	217	332	485
Loss on abandoment of fixed assets			(4,819)
Total Other Income (Expense)	(24,763)	66	(154,719)	(585)

Net Loss	$(666,575)	$(685,782)	$(3,006,496)	$(1,585,107)

Net Loss Per Common Share:

Basic	$(0.03)	$(0.03)	$(0.12)	$(0.09)

Weighted Average Common Shares Outstanding:

Basic	26,507,410	21,025,193	25,621,557	18,074,187

See notes to condensed consolidated financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,

	2012	2011

Cash Flows from Operating Activities:
Net loss	$(3,006,496)	$(1,585,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168,917	85,380
Stock-based compensation	943,936	261,610
Beneficial conversion feature	120,254
Amortization of deferred financing costs	18,772
Abandonment of assets	4,819
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	73,332	(44,045)
Prepaid expenses and other assets	48,973	(268,173)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,718	114,220
Total adjustments	1,381,721	148,992
Net Cash Used in Operating Activities	(1,624,775)	(1,436,115)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(242,764)	(497,715)
Net Cash Used in Investing Activities	(242,764)	(497,715)

Cash Flows from Financing Activities:
Proceeds from Loan	265,525	–
Proceeds from issuance of stock	1,626,761	2,264,250
Net Cash Provided by Financing Activities	1,892,286	2,264,250

Net Increase (Decrease) in Cash and Cash Equivalents	24,747	330,420
Cash and Cash Equivalents, beginning of period	605,563	763,581
Cash and Cash Equivalents, end of period	$630,310	$1,094,001

Supplemental Disclosure Information:
Cash paid for interest	$29,978	$1,070
Cash paid for taxes	$–	$–

See notes to condensed consolidated financial statements.

 ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and footnotes thereto are unaudited.

The Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Basis of Presentation - In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30 2012 and 2011; (b) the financial position at September 30, 2012; and (c) cash flows for the nine month periods ended September 30, 2012 and 2011, have been made.

Consolidation - The Company's financial statements includes the accounts and activities of its wholly-owned subsidiary, Mobiquity Networks, Inc. All inter-company transactions have been eliminated.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 4: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 15,600,000 and 14,200,000 because they are anti-dilutive as a result of a net loss for the three months ended September 30, 2012 and 2011, respectively.

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended September 30, 2012 and 2011 include employee share-based compensation expense totaling approximately $(23,000) and  $85,000, respectively. The Company's results for the nine month periods ended September 30, 2012 and 2011 include employee share-based compensation expense totaling approximately $944,000 and $262,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012		2011	2012	2011

Employee stock-based compensation - option grants	$		$47,197	$238,500	$89,963
Employee stock-based compensation - stock grants			–		14,789
Non-Employee stock-based compensation - option grants			31,180	77,364	104,232
Non-Employee stock-based compensation - stock grants		(27,253)	–	577,388	14,365
Non-Employee stock-based compensation-stock warrant		50,684	6,372	50,684	38,261
Total		$23,431	$84,749	$943,936	$261,610

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

The weighted average assumptions made in calculating the fair values of options granted during the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Expected volatility	–%	187.04%	456.70%	108.97%
Expected dividend yield	–	–	–	–
Risk-free interest rate	–%	92.0%	184.70%	3.01%
Expected term (in years)	–	7.73	6.24	7.73

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2012	3,505,000	.84	4.50	$0
Granted	370,000	.69	9.50	0
Exercised	–
Cancelled & Expired	50,000

Outstanding, September 30, 2012	3,825,000	.82	4.66	$77,250

Options exercisable, September 30, 2012	3,825,000	.82	4.66	$77,250

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $.69 and $0.33, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.45 closing price of the Company's common stock on September 30, 2012.

As of September 30, 2012, the fair value of unamortized compensation cost related to unvested stock option awards was zero.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Expected volatility	52.88%	56.83%	52.88%	56.83%
Expected dividend yield	-	-	-	-
Risk-free interest rate	.3%	1.07%	.3%	1.07%
Expected term (in years)	3.5	3	3.5	3

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2012	12,570,642	$.48	1.84	$1,790,733
Granted	1,730,556	$.60	3.59
Exercised	-	-
Cancelled	(2,524,877)	-
Outstanding, September 30, 2012	11,776,321	$.45	1.71	925,250

Warrants exercisable, September 30, 2012	11,776,321	$.45	1.71	$925,250

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

In April 2012, the Company entered into consulting and public relation contracts pursuant to which the Company issued an aggregate of 240,000 restricted shares of its Common Stock. These contracts have been terminated and the Company received a return of 71,040 shares in settlement of all obligations to each other. This recoupment of shares totaling $122,328 in compensation is reflected in the third quarter 2012 results of operations.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Rockwell Global Capital LLC acted as Placement Agent of a private placement offering of the Company which terminated on January 30, 2012. The Company received gross proceeds of $575,000 from the sale of 958,338 shares of Common Stock at a purchase price of $.60 per share. The private placement offering also included the sale of Warrants to purchase 191,671 shares of Common Stock, exercisable at $.60 per share and expiring on January 18, 2016. The Placement Agent received a $25,000 advisory fee, $51,750 in commissions and warrants to purchase 95,833 shares identical to the warrants sold to investors in the offering. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended. In March through June 30, 2012 and July through September 2012, the Company issued 51,736 shares and 63,670 shares of common stock, respectively, as initial liquidated damages for failing to file a registration statement to register the resale of securities issued to investors of the January 2012 private placement offering.

On July 10, 2012, the Company sold 1,347,201 shares of its Common Stock to various investors at $.45 per share subject to anti-dilution protection rights for a period of 24 months. The Company received gross proceeds of $606,240 before offering costs. Each investor received Fixed Price Warrants to purchase 50% of the number of shares of Common Stock purchased in the Offering. The Fixed Price Warrants are exercisable at any time from the date of issuance through July 10, 2017 at an exercise price of $.55. Each investor also received a Warrant to purchase 20% of the number of shares that were purchased in the Offering (the “Milestone Warrants”). The Milestone Warrants will automatically be exercised without any additional consideration to be paid in the event the Company reports audited gross revenues of less than $5,000,000 for the period July 1, 2012 through June 30, 2013 unless the volume weighted average price for the Company’s Common Stock exceeds $1.00 per share for a period of at least 30 trading days prior to January 5, 2013.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

Private Placement – Preferred Convertible Stock

Between April 1, 2012 and May 15, 2012, the Company sold 470,000 shares of Series 1 Convertible Preferred Stock at $1.00 per share. The Company received $390,500 cash, net of closing costs of $79,500.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

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

The Company's results for the three months ended September 30, 2012 and 2011 include employee share-based compensation expense totaling approximately $(35,000) and $85,000, respectively. The Company's results for the nine months ended September 30, 2012 and 2011 include employee share-based compensation expense totaling approximately $926,000 and $262,000, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Quarter Ended September 30, 2012
	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Net Sales	$730,392	$40,000	$770,392
Operating (loss)	(186,108)	(455,704)	(641,812)
Interest income	106		106
Interest (expense)	(24,869)		(24,869)
Depreciation and Amortization	16,432	46,241	62,673
Net Loss	(210,871)	(455,704)	(666,575)
Total assets at September 30, 2012	1,533,382	643,827	2,177,209

All intersegment sales and expenses have been eliminated from the table above.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Registration Rights Agreement

On June 12, 2012, the Company finalized the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. To date, no Registration Statement has been filed by the Company.

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

RESULTS OF OPERATIONS

The following table sets forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in dollars and as a percentage of total net revenues. The following discussion relates to our results of operations for the periods noted and is not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended Sept. 30,
	2012	2011
Revenue	$770,392	$650,370
Cost of Revenues	567,628	484,032
Gross Profit	202,764	166,338
Selling, General and Administrative Expenses	844,576	852,186
(Loss) from Operations	(641,812)	(685,848)

We generated revenues of $770,392 in the third quarter of 2012 compared to $650,370 in the same three month period ended September 30, 2011. The increase in revenues of $120,022 in 2012 compared to 2011 was due to the increased efforts of the Company’s sales force.

Cost of revenues was $567,628 or 73.7% of revenues in the third quarter of 2012 compared to $484,032 or 74.4% of revenues in the same three months of 2011. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Cost of revenues  in 2012 include $50,514 costs associated with purchasing air cards for our proximity marketing business and the installations costs  of connecting the air cards to our servers. These costs have $40,000 of revenues associated with the costs for the 2012 third quarter.

Gross profit was $202,764 in the third quarter of 2012 or 26.3% of net revenues compared to $166,338 in the same three months of 2011 or 25.6% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. If you exclude the proximity costs of $50,514 from our third quarter of 2012 cost of revenues, our gross profit percentage would have been approximately 32.8%.

Selling, general, and administrative expenses were $844,576 in the third quarter of 2012 compared to $852,186 in the same three months of 2011. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees.  The $7,610 decrease in costs relates primarily to an decrease in commissions of $101,869 and an decrease in stock compensation of $61,318, an increases in rents of $60,764, $69,481 in salaries and $22,169 in depreciation and amortization costs.

Net loss was $(641,812) in the third quarter of 2012 compared to a net loss of $(685,848) for the same three months in 2011, a decrease of $44,036. The third quarter net loss for 2012 includes a $120,022 increase in revenues and a $83,596 increase in cost of revenues and an increase in rents of $60,764, an increase in salaries of $69,481, decrease of $61,318 in stock based compensation.  No benefit for income taxes is provided for in 2012 and 2011 due to the full valuation allowance on the net deferred tax assets.

	Nine Months Ended Sept. 30,
	2012	2011
Revenue	$2,014,091	$2,284,573
Cost of Revenues	1,533,893	1,761,655
Gross Profit	480,198	522,918
Selling, General and Administrative Expenses	3,331,975	2,107,440
(Loss) from Operations	(2,851,777)	(1,584,522)

We generated revenues of $2,014,091 in the first nine months of 2012 compared to $2,284,573 in the same nine month period ended September 30, 2011. The decrease in revenues of $270,482 in 2012 compared to 2011 was due to the downturn in the overall economy.

Cost of revenues was $1,533,893 or 76.2% of revenues in the first nine months of 2012 compared to $1,761,655 or 77.1% of revenues in the same nine months of 2011. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. Decrease in cost of revenues of $227,762 in 2012 is related to an decrease in sales and a decrease in purchases due to the mix of items our customer base has ordered during the nine months ended September 30, 2012. Cost of revenues  in 2012 include $159,949 costs associated with purchasing air cards for our proximity marketing business and the installations costs  of connecting the air cards to our servers. These costs have approximately $64,000 in revenues associated with the costs for the nine months ended September 30, 2012.

Gross profit was $480,198 in the first nine months of 2012 or 23.8% of net revenues compared to $522,918 in the same nine months of 2011 or 22.9% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders. If you exclude the proximity costs of $159,949 from our 2012 nine month cost of revenues, our gross profit percentage would have been approximately 31.8%.

Selling, general, and administrative expenses were $3,331,975 in the first nine months of 2012 compared to $2,107,440 in the same nine months of 2011. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The $1,224,535 increase in costs relates to a $722,531 increase in stock based compensation (non-cash), increase in (mall) rents of $377,282 and salaries increased by $183,967, are proximity related to the development of the Company’s Mobiquity Network segment.

Net loss from operations was $2,851,777 in the first nine months of 2012 compared to a net loss from operations of $1,584,522 for the same nine months in 2011, an increase of $1,267,255. The first nine months net loss for 2012 includes a decrease in revenues of approximately $270,000 and an increase of $722,531 in stock based compensation (non-cash), increase in rents of $377,282 and salaries increased by $183,967. No benefit for income taxes is provided for in 2012 and 2011 due to the full valuation allowance on the net deferred tax assets.

Mobiquity Networks

In February 2012, we announced our plans to have the architecture for our proprietary mobile marketing solutions; “Mall-Offers Wi-Fi” and “malloffers.com” completed by the end of the first quarter of 2012 and that we begin to rollout the solutions on our nationwide Mobiquity Network.

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

As a result of the foregoing, Management is excited to have several million dollars of proposals that we have provided to fortune 500 and other companies (and their advertising agencies) and Management believes that with a three to nine month sales cycle that we are operating under with most of these large companies, that a significant ramp up of sales across our network will be realized in the upcoming months.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $630,310 at September 30, 2012. Cash used by operating activities for the nine months ended September 30, 2012 was $1,624,775. This resulted primarily from a net loss of $3,006,496 partially offset by decreases in accounts receivable of $73,332 and $48,973 in prepaid expenses and other assets. Net cash of $242,764 was used by investing activities to acquire property and equipment. Net cash was provided by financing activities totaling $1,892,286 resulting from the issuance of common stock, $1,626,761 and net loan proceeds of $265,525.

The Company had cash and cash equivalents of $1,094,001 at September 30, 2011. Cash used by operating activities for the nine months ended September 30, 2011 was $1,436,115. This resulted primarily from a net loss of $1,585,105 partially offset by an increase in accounts receivable of $44,045 and $268,173 in prepaid expenses and other assets. Net cash of $497,715 was used by investing activities to acquire property and equipment. Net cash was provided by financing activities totaling $2,264,250 resulting from the issuance of common stock.

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

Recent Financings

In the past two fiscal years ended December 31, 2011 and the period January 1, 2012 through January 31, 2012, the Company completed the following private placement offerings with non-affiliated persons except as otherwise noted:

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

The Company is required to file a Registration Statement with the Securities and Exchange Commission (“SEC”) to register the resale of the shares of Common Stock sold in the private placement offering and the resale of the shares of Common Stock issuable upon exercise of the Class AA Warrants (collectively the “Registrable Shares”).  If a Registration Statement covering the Registrable Shares is not filed with the SEC on or before March 15, 2012 or is not declared effective within 120 days of January 30, 2012 (subject to a 60 day extension in the event the SEC is performing a full review of the Registration Statement), the Company shall pay to each investor as liquidated damages, a payment equal to 1.5% of the aggregate amount invested by such investor in the offering, cumulative for every 30 day period until such Registration Statement has been filed or declared effective or a portion thereof. Such liquidated damages shall not exceed 15% per annum. The Company, at its sole discretion, shall pay the liquidated damage payment in cash and/or Common Stock of the Company based upon the closing sale price of the Company’s Common Stock on the trading day preceding the date triggering the payment of the liquidated damages. As of September 30, 2012, the Registration Statement has not been filed and the Company has elected to issue an aggregate of 51,736 shares as a liquidation penalty for the period March 16, 2012 through June 30, 2012 and 63,670 shares as liquidation penalty for the third quarter of fiscal 2012.

In April 2012, the Company received $270,000 from the exercise of Warrants and issued 900,000 shares of its Common Stock.  Between April 1, 2012 and May 15, 2012, the Company sold 470,000 shares of Series 1 Convertible Preferred Stock at $1.00 per share pursuant to an ongoing plan of financing. The rights, preferences and privileges of the Series 1 Preferred Stock are as set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements.

On July 10, 2012, the Company sold 1,347,201 shares of its Common Stock to various investors at $.45 per share subject to certain anti-dilution rights for a period of twenty four months. The Company received gross proceeds of $606,240 before offering costs. Each investor received Fixed Price Warrants to purchase 50% of the number of shares of Common Stock purchased in the Offering. The Fixed Price Warrants are exercisable at any time from the date of issuance through July 10, 2017 at an exercise price of $.55. Each investor also received a Warrant to purchase 20% of the number of shares that were purchased in the Offering (the “Milestone Warrants”). The Milestone Warrants will automatically be exercised without any additional consideration to be paid in the event the Company reports audited gross revenues of less than $5,000,000 for the period July 1, 2012 through June 30, 2013 unless the volume weighted average price for the Company’s Common Stock exceeds $1.00 per share for a period of at least 30 trading days prior to January 5, 2013. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) From January 1, 2012 through September 30, 2012, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

January 2012	Common Stock and Class AA Warrants	958,338 shares and 287,504 warrants	$575,000; cash Compensation totaling $76,750 (excluding legal fees) were paid.	Rule 506	Warrants exercisable at $.60 per share through January 18, 2016
February 2012	Common Stock	150,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable
March -June 2012	Common Stock	51,736 shares	Penalty shares; no commissions paid	Rule 506	Not applicable
April 2012	Common Stock	240,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable
April 2012	Common Stock	900,000 shares	$270,000 received From the exercise of warrants; no commissions paid	Rule 506	Not applicable
May 2012	Common Stock Options	370,000 options	Services rendered; no commissions paid	Section 4(2)	Not applicable
May 2012	Series 1 Preferred Stock (1)	470,000 shares	$470,000 received; no commissions paid	Rule 506	Not applicable
June 2012	Common Stock	196,078 shares	Committed Equity Facility Agreement Entered into; shares Issued as a fee in Connection with the Facility; no commissions paid	Section 4(2)	Not applicable
July 2012	Common Stock Warrants (3)	1,347,201 shares; 673,601 warrants	$606,240 received; no commissions paid	Rule 506	Warrants exercisable at $.55 per share through July 10, 2017

(1)	The conversion terms of the Series 1 Preferred Stock are described elsewhere in this Form 10-Q.
(2)	In the nine months ended September 30, 2012, there were no repurchases by the Company of its Common Stock.
(3)	See Note 8 in the Notes to Consolidated Financial Statements for information regarding milestone warrants.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the nine months ended September 30, 2012, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Articles of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Articles of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Registration Rights Agreement finalized June 12, 2012 by and among the Company and TCA (12)
10.10	Convertible Note with an issuance date as of May 31, 2012 issued by the Company in favor of TCA (13)
10.11	Equity Agreement finalized June 12, 2012 by and among the Company and TCA (12)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
21.1	Subsidiaries of the Issuer (11)
31.1(a)	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (15)
31.2(b)	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (15)
32.1(a)	Co-Principal Executive Officer Section 1350 Certification (15)
32.2(b)	Principal Financial Officer Section 1350 Certification (15)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Fixed Price Warrant (14)
99.14	Form of Milestone Warrant (14)
101.INS	XBRL Instance Document(15)
101.SCH	Document, XBRL Taxonomy Extension (15)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (15)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (15)
101.LAB	Linkbase, XBRL Taxonomy Extension (15)
101.PRE	Presentation Linkbase (15)

______________

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2011.
(11) (12) (13)

Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2011.

Incorporated by reference to the Registrant’s Form 8-K filed June 15, 2012)

Incorporated by reference to Form 8-K filed June 14, 2012)

(14)	Incorporated by reference to the Registrant’s Form 10-Q for its quarter ended June 30, 2012.
(15)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

Date: November 14, 2012	By: /s/ Dean L. Julia
Dean L. Julia,
Co- Principal Executive Officer

Date: November 14, 2012	By: /s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: November 14, 2012	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

