Form 10-Q/A
period 2012-09-30
ACE MARKETING & PROMOTIONS INC
filed 2012-11-19
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 15, 2012.

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

ACE MARKETING & PROMOTIONS, INC.

Date: November 19, 2012	By: /s/ Dean L. Julia
Dean L. Julia,
Co- Principal Executive Officer

Date: November 19, 2012	By: /s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: November 19, 2012	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

