Form 10-Q/A
period 2012-09-30
ACE MARKETING & PROMOTIONS INC
filed 2012-11-19
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No.2 to

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

The Company's results for the three month periods ended September 30, 2012 and 2011 include employee share-based compensation expense totaling approximately $23,000 and $85,000, respectively. The Company's results for the nine month periods ended September 30, 2012 and 2011 include employee share-based compensation expense totaling approximately $944,000 and $262,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

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

