Form 10-K
period 2012-12-31
ACE MARKETING & PROMOTIONS INC
filed 2013-03-15
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

COMMISSION FILE NUMBER: 000-51160

ACE MARKETING & PROMOTIONS, INC.

(Exact name of Registrant as specified in its charter)

New York	11-3427886
(State of jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

600 Old Country Road, STE 541, Garden City, NY	11530
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(516) 256-7766

Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, $.0001 Par Value

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [_]  No [X]

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [_]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [_]

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K   [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_]  No [X]

As of June 30, 2012, the number of shares held by non-affiliates was approximately 22,722,000 shares.  The approximate market value based on the last sale (i.e. $.59 per share as of June 30, 2012) of the Company’s Common Stock was approximately $13,406,000.

The number of shares outstanding of the Registrant’s Common Stock, as of March 7, 2013 was 34,230,252.

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

Item 1.  Business

Overview

Ace Marketing & Promotions, Inc. (the “Company,” “Ace,” “we” or “our”), a New York corporation is a business and technology development company focusing on brand marketing, advanced integrated marketing platforms, mobile marketing, social networks, website development and digital media.

Corporate Developments

On January 28, 2013, the Company announced that the Board of Directors has proposed to change the Company's name to "Applied Marketing Technologies Inc.", subject to the shareholders' approval at the upcoming shareholder meeting.

The Company’s corporate strategy is to position itself as a business and technology development company focusing on advanced integrated marketing platforms, mobile marketing, social networks, and digital media. The proposed new name will better reflect the Company’s evolved mission, diversified operations and commitment to developing innovative marketing technology solutions. The Company also formed two new wholly-owned subsidiaries to go along with its existing subsidiary (Mobiquity Networks, Inc.), each focused on driving new revenue through the commercialization of one or more propriety technologies developed or acquired by the Company.

The first new subsidiary is Ace Marketing, Inc. (“AMI”), an Integrated Marketing Company focused on marketing process analysis and technology-based growth acceleration strategies. AMI offers Brand Analysis & Development, Website Analysis & Development, Database Analysis & Building, and Integrated Marketing Campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that help its clients connect with their customers and acquire new business. Additionally, AMI will utilize our proprietary back-office business process management platform dubbed “Axxion”. The Company created this platform to ensure efficient business process scalability. Axxion will be the cornerstone of a planned growth strategy focused on acquisition and an aggressive sales team expansion.

The second new subsidiary is Venn Media, created to commercialize a proprietary Web Development Platform (with CMS as defined below) engineered to revolutionize the way websites are developed and maintained. The Venn Media platform drastically reduces the programming and coding required to deliver outstanding functionality, and delivers a Content Management System (“CMS”) that puts the control of content back into the Clients’ hands. More importantly, the Venn CMS allows clients to manage their Branded Merchandise/Company Store, In-House Database, E-mail and SMS Text marketing communication from a single platform. Over 75 projects have already been built and successfully launched on Venn Media’s version one platform. Version two, which is already in development, with advanced social media integration is scheduled to be launched later in fiscal 2013.

The third subsidiary is Mobiquity Networks, a leading provider of hyper-local mobile marketing solutions. Mobiquity is continuing to attempt to build one of the nation's largest Proximity Marketing networks. Proximity Marketing is a location-based marketing tool that delivers rich digital content to any Bluetooth or Wi-Fi enabled device within a 300ft radius of a central terminal. Mobiquity’s technology permits delivery to virtually any mobile device and properly formats each message to ensure that every user receives the best possible experience. Results are fully trackable, giving campaigns full performance accountability. Mobiquity offers brands the opportunity to reach millions of consumers with relevant, engaging content that is 100% free to the end user. The Mobiquity network is the largest mall-based network of its kind. It is currently installed in 75 malls across the US, covering each of the top 10 designated marketing areas “DMA’s”), and has the ability to reach approximately 96 million shopping visits per month.

The Company has been licensing the U.S. rights to its proximity marketing units from FuturLink, SA, a pioneer in the field of location-based mobile marketing and purchasing its inventory directly from FuturLink. These proximity marketing units were developed by FuturLink with innovative platforms utilizing Bluetooth, Wi-Fi, QR (Quick Response codes) and NFC (Near Field Communications) to create, manage and deploy mobile marketing campaigns. On March 7, 2013, the Company acquired the assets of FuturLink in exchange for an undisclosed amount of cash, which cash was paid from the Company’s current working capital. These assets include, without limitation, the FuturLink technology (patents and source codes), trademark(s) and access point (proximity marketing) component parts.

As the technology owner, the Company realized immediate cost savings and will leverage the hardware and software included in its purchase to expand its mall-based footprint in the United States. The acquisition of FuturLink’s technology and corresponding patents provides the Company with vertical integration and provides it with flexibility and autonomy. By owning the technology, the Company has the ability to do the following:

•	Increase download speed for both Bluetooth and Wi–Fi,
•	Add customer dashboard for real-time reporting of campaign statistics,
•	Implementation of a rewards program to increase download loyalty,
•	Ability to deliver apps directly via Bluetooth and Wi-Fi
•	Reduce cost of proximity marketing units by approximately 60-70% and
•	Eliminate the payment of licensing fees to FuturLink of approximately $175,000 per annum.

It is the Company’s intention to continue its established relationship with Blue Bite, to maintain the proximity marketing network and to enhance the FuturLink platform capabilities through the integration of additional mobile solutions.

The acquisition of assets of FuturLink’s assets did not result in the acquisition of a significant subsidiary as defined under Article 1(w) of Regulation S-X.

Ace Advantages

Ace is an integrated marketing company focused on working with clients to grow their business. Ace offers brand analysis and development, website analysis and development, database analysis and building, and integrated marketing campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that help our clients connect with their customers and acquire new business.

Ace has created a four-step process supported by marketing technology platforms to provide a comprehensive range of capabilities with the goal of having the right client utilize the right message at the right time.

The “Ace Process”

▪	Brand analysis and development,
▪	Website analysis and development,
▪	Watabase analysis and building, and
▪	Integrated marketing campaigns.

BRAND ANALYSIS & DEVELOPMENT

Ace’s clients have one chance to make a first impression. Our clients’ brand image creates that impression, and reinforces that message each time their customer interacts with our client’s brands. Our creative department can help each client design a branding strategy for its business that creates the image and lasting impression that each of our clients need. Adding a client’s brand to promotional merchandise is a subtle, yet effective way to drive repeat impressions and awareness of a client’s brand. Well-placed branded merchandise often stays in front of customers for many years, and can offer the lowest cost per impression marketing available today. To achieve the highest level of brand control and innovative style, we can work with each client’s team to create custom merchandise to perfectly reflect the image a client wants to project to its customers. We work with a proven team of domestic and international designers and product manufactures to ensure that each client’s custom products deliver the style and performance within the required cost-structure.

In creating a strong brand, our team must be able to answer each of the following questions:

▪	Brand Analysis: Does it send the right message our client’s want?
▪	Brand Creation: Have we achieved a professional look?
▪	Brand Consistency: Is our client marketing consistent across all mediums?

WEBSITE ANALYSIS & DEVELOPMENT

Ace believes that each client’s business is judged by its website, and if its prospects can’t find our client online, it’s like our client does not exist at all. A recent study by BIA/Kelsey indicates that 97% of consumers go online to research products and services. If they’re not finding the company during their searches, there’s no doubt about it: companies are likely losing a substantial amount of business.

Ace has created a proprietary web development platform (AcePlace CMS) that is changing the way websites are developed and maintained. Our platform drastically reduces the programming and coding required to deliver outstanding functionality, and delivers a content management system that puts the control back into our clients’ hands. More importantly, with AcePlace, each client can manage its own branded merchandise/company store, its own in-house database, e-mail, and text marketing communication from a single platform.

Ace’s keys to creating a strong web presence are as follows:

▪	Create a strong brand image;
▪	Utilize a content management system (CMS);
▪	Use AcePlace as a client’s central marketing tool; and
▪	Make sure our client’s website is optimized for mobile devices.

DATABASE ANALYSIS & BUILDING

Ace works with each client’s existing database(s) to ensure that each client has the most accurate and up-to-date information for its clients including (but not limited to) physical addresses, email addresses and phone numbers. Ace also “Models” the demographic and psychographic characteristics of the customers/clients in its database. Ace utilizes this information to learn even more about each client’s existing customers. Ace can create a demographic/psychographic profile of each client’s ideal customer base. This highly-targeted knowledge can be utilized to accurately identify high-probability prospects in each client’s market area. Ace makes the most of each client’s data by performing the following tasks with the help of our clients:

▪	Data Cleaning & Appending: We make sure that our client’s data and information are accurate.
▪	Data Modeling: We determine statistically speaking which customers should be utilizing our client’s products and services?
▪	Acquisition Modeling: Then, based on the results of the data modeling, we project who else our clients should be targeting?

INTEGRATED MARKETING CAMPAIGNS

The most effective way to increase the response rate and rate of return on investment of each client’s marketing program is to deliver personalized messages that are targeted to the right audience as determined through advanced database management. Each client’s message must then be delivered utilizing the most effective medium for the intended customer. Ace provides integrated platforms that deliver the right message to the right client using the right delivery method.

Each multi-channel marketing capabilities include the following:

▪	Branded merchandise;
▪	Direct mail marketing;
▪	E-Mail marketing; and
▪	Mobile marketing.

Mobiquity Networks

Mobiquity Networks is a leading provider of location-based mobile marketing solutions.  Mobiquity has built one of the nation's largest proximity marketing networks in shopping malls across the United States. Proximity Marketing is a solution that delivers content to any Bluetooth or Wi-Fi enabled device within a 300ft radius from a central terminal.  Mobiquity’s technology permits delivery to virtually any mobile device and properly formats each message to ensure that every user receives the best possible experience.  Results are fully traceable, giving campaigns a true level of accountability. Mobiquity offers brands the opportunity to reach millions of consumers with relevant, engaging content which is completely measurable for the advertisers and free for the user. A proximity marketing unit can detect the total number of mobile devices in a specific area and then dynamically present a highly relevant offer to consumers. The consumer receives an opt in request for the specific campaign and once acceptance is granted, the user can receive a range of rich media content utilized by advertisers for promotional purposes. Through this marketing medium, advertisers can track metrics and analytics in a much more targeted way and quantitatively measure the effectiveness of their campaigns. Our proximity marketing campaigns interact with people when they are present in shopping malls. Our proximity marketing advantages include the following:

Ace uses location-based mobile marketing within the shopping mall to truly interact with each client’s desired demographic when it counts. Ace delivers rich digital content such as movie trailers, wallpapers, and coupons via Bluetooth and WiFi directly to the mobile devices of each client’s target audience without any cost to the end-user.

The mobile device has become an integral part of everyday life spanning all demographics. The ability to reach consumers at such a personal level increases the effectiveness of marketing campaigns. The experience starts in the mall but can be extended by the users. The user can easily share the content with others around the world, further extending the reach of a campaign.

Our technology permits delivery to virtually any mobile device and properly formats each message to ensure that every user receives the best possible experience. Results are fully trackable giving campaigns a true level of accountability.

Mobiquity Networks platform uses Bluetooth and WiFi to ensure the broadest reach possible and they are:

▪	Compatible with over 1,800 unique mobile devices;
▪	Compatible with smartphones (iPhone, Android, Palm, HTC) as well as non-smartphones;
▪	Do not need to download an additional application; and
▪	The message content is free for each end-user.

How It Works

Relevant & Engaging Content

Delivering the right content in the right context to a mobile phone is a powerful method to personally influence individuals.

We have the ability to deliver a variety of rich media at no cost to the consumer based on location or time of day, including the following:

▪	Videos: Movie Trailers, Exclusive Videos, Commercials;
▪	Coupons: Discounts and offers for current and prospective customers;
▪	Images: Album Covers, Action Shots, Wallpapers ;
▪	Games: Mobile games (partial free play, purchase full game);
▪	Ringtones: Mp3’s, Voice Tones, Soundtracks;
▪	Applications: Mobile applications (partial free, purchase full); and
▪	Calendar Appointments: Reminders.

Our technology can simultaneously transmit multiple pieces of content during one campaign (e.g. video and a coupon) utilizing our technology. In our proximity marketing networks,

▪	We can deliver virtually any digital file that is viewable on mobile device,
▪	Most common types of content are videos, images, ring-tones, coupons, animated gifts, and
▪	We keep all files as small as possible without compromising quality to ensure quick delivery and sufficient memory on mobile device (400 – 750 Kb).

Life of the Digital File

Each of our client’s digital content becomes an extension of the engagement, provides shoppers with the ability to share the experience and has advantages over other forms of advertising:

▪	Mobile content is timeless advertising
▪	Downloaded files remain on the phone until removed by the user
▪	One download often equates to multiple views over time
▪	Wallpaper for instance will be viewed numerous times per day) providing residual value for the advertiser
▪	Digital Files can be shared across social networks
▪	Fans spread content quickly around the world via e-mail, MMS,(i.e. multi-media messaging services) and social networking sites like Facebook, Twitter and MySpace resulting in additional downloads and exposure at no additional cost to the advertiser.

Understanding Bluetooth and WiFi

▪	Bluetooth is a universal communications protocol primarily designed for low power consumption enabling devices to communicate with each other when they are in range. Bluetooth has the following characteristics:
▪	Devices do not have to be in line of sight (transmission range of up to 300ft);
▪	Popular devices include mobile phones, laptops, smart-phones, headsets, video-game controllers;
▪	Bluetooth is the most common method of wireless data transmission; and
▪	Bluetooth saturation and consumer adoption grew exponentially as a result of hands-free driving legislation.
▪	Bluetooth and WiFi are most feasible and cost-effective method of delivering media to mobile devices which are
▪	FCC compliant,
▪	Not considered SPAM advertising, and
▪	An effective method of delivering numerous types of digital media.

▪	WiFi allows for compatibility with additional handsets via HTML web browsing and
▪	WiFi is the only way to communicate with Apple’s iPhone (Bluetooth not capable of file transfer),
▪	Apple has sold over an estimated 40 million iPhones to date, and
▪	Newer more advanced models are integrating WiFi (Blackberry Bold, Google G1).
▪	WiFi has important complements to Bluetooth inasmuch as WiFi has
▪	Interactive browsing of content ,
▪	Allows users to choose the content they want (push vs. pull),
▪	Fast transmission speeds, and
▪	Strong signal enables longer transmission range.
▪	WiFi usage is familiar to consumers
▪	Most users have a pre-existing knowledge base and experience connecting to and utilizing WiFi networks (short learning curve).

▪	There is a high prevalence and rapid growth of Bluetooth and WiFi.
▪	Billionth Bluetooth device was reportedly shipped in November 2006.
▪	According to a 2008 Millward Brown study, consumer awareness of Bluetooth and WiFi is at an all-time high.
▪	By 2010, Bluetooth and WiFi will be present in over 90% and 30% of mobile handsets in the U.S., respectively.
▪	Bluetooth SIG has predicted that 10 billion Bluetooth devices will ship by 2011.
▪	WiFi gaining traction with mobile carriers as it reduces strain on network bandwidth.

Advantages of Bluetooth and WiFi over other Media

The following are advantages of Bluetooth and WiFi over other media:

▪	Low cost
▪	Free for end-user and can offer more complete content than other forms of mobile marketing; and
▪	Compatible with over 1,800 types of mobile phones.
▪	Robust tracking
▪	Unparalleled out-of-home advertising tracking;
▪	Ability to track number of users who have been targeted (impressions);
▪	Ability to report number of shoppers who accept/reject campaign;
▪	Rapidly growing consumer acceptance;
▪	Consistent campaign opt-in rates of over 40% and positive engagement rates of over 80%; and
▪	Inherent value in the download itself.
▪	Flexibility and targeting
▪	Best geo-targeting available and ability to change hierarchy and timing of advertisement transmissions;
▪	Ability to transmit any type of media (images, videos, ringtones, mp3s, coupons, applications, games and more);
▪	Maintains user response history to prevent duplicate transmissions and retarget users with personalized campaigns;
▪	Timeless advertising;
▪	Media remains in device until proactively removed by user (multiple views); and
▪	Advertisement can be spread exponentially around the world via Bluetooth, Email, SMS, MMS (“Demographic sorting”).

Mobiquity’s network is currently in 75 malls representing over 96 million visits per month.  Fifty of the malls that Mobiquity currently operates are owned by Simon Property Group. The remaining 25 mall locations are owned by Macerich.  Simon Property Group and Macerich are two of the largest mall operators in the U.S.

For the exclusive use of Bluetooth throughout the common areas of their top 50 malls until December, 2015, the Company paid Simon Property Group a one-time $250,000 rights fee and pays $1,000 per month per mall.  The agreement with Simon also allows for non-exclusive use of Wi-Fi.

The Company is currently installed in 25 Macerich malls throughout the US.  Macerich currently has 76 shopping malls in the US and had over 650 million shopping visits in 2010.   Expanding throughout the Macerich mall portfolio is under Management consideration.

Growth Strategy

Location-Based Mobile Marketing combined with Out-Of-Home Advertising results in strong opt-in rates due to proximity of the Network.  Management believes that we have the first Location-Based Mobile Marketing Company focused on US shopping malls and we have built and control the only national proximity marketing mall network.  Our exclusive five-year contract executed in June 2010 with leading Out-Of-Home advertising company, Eye Corp. enables us to remain a leader in US malls.   Eye Corp. is a subsidiary of Ten Network Holdings, a public company with its headquarters in Australia.   Eye Corp. has an exclusive agreement with Simon Malls to manage their non-digital assets in all mall properties and has a full-time sales force that maintains relationships with several hundred brands.

Agreement with Simon Property Group, L.P.

In April 2011, we signed an exclusive rights agreement with Simon Property Group to create a location-based mobile marketing network called Mobiquity Networks. The 50 mall agreement runs through December of 2015 and includes top malls in the Simon Property Group’s mall portfolio. This alliance provides advertisers the opportunity to reach millions of mall visitors per month with mobile digital content and offers when they are most receptive to advertising messages.

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

Our Distribution and Marketing Strategy

Key elements of our distribution and marketing strategy are as follows:

▪	We have created a suite of solutions for one stop shopping. With our suite of solutions in place, Ace now offer its clients and potential clients the ability to work smarter in addressing their marketing needs by leveraging technology platforms. The services and technology platforms assembled provide our clients with an exceptional mix of solutions for reaching their customers in ways that were previously impossible. Clients have the ability to choose a single marketing or a complete package of solutions working together seamlessly. By offering the entire suite of solutions, the need for multiple vendors has been eliminated, and Ace can be a single source provider of brand marketing, advanced integrated marketing platforms, mobile marketing, social networks, website development and digital media.

▪	We have partnered with leading companies for our proximity marketing business. We have partnered with Blue Bite LLC. (“Blue Bite”), a premier provider of Proximity Marketing hardware and software solutions, and Eye Corp Pty Ltd., (“EyeCorp”) an out-of-home media company which operates the largest mall advertising display network in the United States, to roll-out an expansive network which comprises of retail, dining, transportation, sporting, music, and other high traffic venues. As a result of such relationships, in April 2011, we were able to enter into an exclusive rights agreement with the Simon Property Group to create a location-based mobile marketing network in top malls across the United States in the Simon mall portfolio. This alliance provides advertisers the opportunity to reach millions of mall visitors a month with mobile digital content and offers when they are most receptive to advertising messages.

▪	Creating awareness of our products, services and facilities. Our revenues are derived from existing customers and new customers through word of mouth recommendations, attendance at trade shows, our sales representatives and advertising and promotion in trade journals.

▪	Our company was built as a platform with significant growth potential. Scalability is the key and we have separate departments with defined roles which will help our salesperson to sell and facilitate our growth. In many other distributorships, the salesperson is often responsible for everything from answering phones, doing all their own research, processing orders, billing, tracking and collections. At our Company, we provide full support to our staff to ensure that our salespersons are focused on selling. Our proprietary technology (Axxion Platform) allows us the ability to pick up salespeople from any location in the United States.

▪	Providing generous incentives to our sales people to increase performance levels. We offer competitive commissions in addition to back office support and research assistance to allow our independent sales representatives to optimize their sales time and to provide them with adequate incentives to sell promotional products to our customers rather than for our competitors. We also offer a stock option program for additional incentives.

▪	Provide research, consulting, design and fulfillment services to our customers to increase profitability. We design promotional products for our customers and provide consulting services in connection therewith. We utilize licensed research software technology and order entry systems in conjunction to our own proprietary software that enables us to provide the best services to our customers in the timeliest fashion possible.

Sales and Marketing

Our revenues for brand marketing, advanced integrated marketing platforms, mobile marketing, social networks, website development and digital media. are derived from existing customers and new customers through word of mouth recommendations, attendance at trade shows, our sales representatives and advertising and promotion in trade journals. Our Ace Marketing website is utilized for multiple purposes, including providing information to potential customers who want to learn about us and research our available product line.  With the exception of our two executive officers, our sales representatives receive commissions and are not paid a salary. They work at their own location(s) or at our facility and may sell products on behalf of other companies. We encourage our sales representatives to sell promotional products for us on the basis of sales incentives which include competitive commissions and appropriate sales support and research which are provided in-house by our employees.  Our revenues for mobile marketing are derived through our relationship with Eye Corp. and our own sales marketing representatives. Eye Corp. has an exclusive agreement with Simon Malls to manage their non-digital assets in all mall properties and has a full-time sales force which maintains relationships with over 800 brands.  The sales team of Eye Corp. will be paid a commission on any Mobiquity proximity products and sales.

Competition

Our website development and digital media divisions compete against thousands of small, medium and large companies throughout the United States. We can provide no assurances that our business will be able to compete in these business divisions against other companies that may have more financial resources and greater experience than the Company.

With respect to our branding and branded merchandise (promotional products vertical), while our competition in this business vertical is extensive with over 20,000 distributors, we believe that there are no companies that dominate the market in which we operate.  Our Company competes within the industry on the basis of service, competitive prices, personnel relationships and competitive commissions to our sales representatives to sell promotional products for us rather than our competitors. Competitors’ advantages over us may include better financing, greater experience, lower margins and better personal relationships than us.

According to the Promotional Products Association International, with no single company dominating the market, the promotional products industry is highly fragmented with 21,150 distributors in the industry with revenues of less than $2.5 million and 864 distributors with revenues of $2.5 million or more. According to The Counselor – State of the Industry 2011 Survey, the top ten distributors in our industry are believed to have 2010 North American sales of over $2 billion. Staples, Pro Forma Inc., BDA, Group II Communications/IMS, and 4 Imprint were the top five distributors of 2010 with estimated sales of $364 million, $269 million, $256 million, $223 million and $190 million, respectively. Nearly 80% of the distributors surveyed are reported to be privately owned family businesses. Management believes that control of sales lies predominantly with the independent sales representatives, as there is little brand recognition at this time.

We believe that in the promotional products industry, sales people typically have a large amount of autonomy and control the relationships with their customers.  This works both for and against us.  To avoid losing customers, we must provide the appropriate incentives to keep sales people. At the same time, while there can be no assurances, management believes our company will be able to obtain new customers by lureng sales people away from competitors.  The offering of stock incentives and health care benefits are ways to retain sales people, especially in an industry where these types of benefits are rare.

Employees

As of February 12, 2013, we had 15 full time employees, including a chief financial officer, three additional executive officers who provide in-house sales, and eight support staff employees, who also provide sales. We also utilize eight sales representatives of which four are employees who provide services on an exclusive basis and four additional persons who provide services to us on a non-exclusive basis as independent consultants.

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

RISKS RELATING TO OUR BUSINESS

History of operating losses.  Since we went public in 2005, we have experienced a continued history of operating losses.  For the years ended December 31, 2012, 2011, and 2010 we incurred a net loss of $4,134,061, $2,209,508 and $1,762,256, respectively. Our operating losses for the past three years are attributable to the general state of the economy, the retooling of our mobile marketing campaign with the purchase of our proximity marketing boxes and substantial non-cash based compensation. We can provide no assurances that our operations will be profitable in the future. During the fiscal years ended December 31, 2012, 2011 and 2010, we have completed equity financings totaling $1,887,556, $2,222,727 and $1,364,800, respectively.  We can provide no assurances that we will be able to continue to raise additional financing to supplement our liquidity and capital resource needs on terms satisfactory to us if at all.

The Company entered into a Convertible Promissory Note which is secured by all the assets of the Company. An uncured default under the Note could materially adversely affect the Company’s liquidity and capital resources. On June 12, 2012, we entered into a Secured Convertible Promissory Note due December 12, 2013 in the amount of $350,000 with TCA Global Credit Master Fund L.P., which Note had an effective date of May 31, 2012. This Note is secured by all the assets of the Company. While the Note is outstanding, in the event the Company is in default under any terms of the Note or the other Transaction Agreements, including, without limitation, the Equity Agreement and Registration Rights Agreement described elsewhere herein, TCA could call the Note and refuse to honor the provisions under the Company’s Equity Agreement. A default under the Note or other Transaction Documents, which is not cured within any permitted cure period specified in said agreements, could cause the Company to have to immediately retire the TCA Secured Note at a time when it would not be advantageous to the Company and could materially adversely affect the Company’s liquidity and capital resources. We can provide no assurances that the Company will be able to meet its obligations under the Note and the other Transaction Documents.

Our proximity marketing business is new, unproven and the establishment of this business may not result in sufficient revenues and profitability to justify the expenditures thereof. Also there are no assurances that we will be able to successfully compete in the proximity marketing business.  In 2008, we became an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the mobile advertising and proximity marketing industry. As of the filing date of this Form 10-K, we have not generated significant revenue from this new and unproven segment of our business. A primary business focus of Ace is to attempt to place our proximity marketing units into businesses on a local, regional and potentially on a national scale, and to then generate revenues through advertisers seeking new measurable media channels that can accurately target and engage key consumer segments and deliver compelling relevant content that can be enjoyed for what it is, shared with friends, interactively engage with or commercially acted upon instantaneously. It is our intent to enable advertisers to promote their business by sending animated images, audio files, video clips, text files, promotional or discount contents, bar codes, mobile games and java applications and business card files. We can also send live data such as news and sports updates to targeted mobile phones. The ABI Research report published in January 2008 on mobile marketing refers to the industry as still being in its “wild west” years but forecasts it will settle down and become a $24 billion slice of the worldwide marketing and advertising pie by 2013. It estimates there was about $1.8 billion spent in 2007 on all forms of mobile marketing. While Management intends to market the proximity boxes as a premier mobile technology, we can provide no assurances that Ace will successfully establish a local, regional and/or national network containing its proximity marketing boxes or that sufficient advertising revenues and profits (if any) will result to justify the expenditures thereof. We also can provide no assurances that we will be able to compete with large and small competitors that are in (or may enter) the Proximity Marketing industry with substantially larger resources and management experience.

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

We cannot predict our future capital needs and we may not be able to secure additional financing.  As of the filing date of this Form 10-K, we continue to need to raise additional financing to support our Proximity Marketing operations and for general business operations. We can provide no assurances that additional equity or debt financings will be available to us on mutually satisfactory terms, if at all. Such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. Failure to secure additional financing on favorable terms could have severe adverse consequences to us.

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

Our future performance is materially dependent upon our management and their ability to manage our growth. Our future success is substantially dependent upon the efforts and abilities of members of our existing management, particularly Dean L. Julia, Co-Chief Executive Officer, Michael Trepeta, Co-Chief Executive Officer and Sean Trepeta, President of Mobiquity Networks. The loss of the services of these persons could have a material adverse effect on our business. As of the filing date of this Form 10-K, we have employment agreements with each of Messrs. Julia and M. Trepeta which expire on February 28, 2018 and renew on March 1st of each calendar year for an additional year unless the executive’s employment agreement is terminated on or before December 30th of the prior calendar year. However, we lack "key man" life insurance policies on any of our officers or employees. Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel. The number of management personnel is currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

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
11

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

Provisions of our Certificate of Incorporation and agreements could delay or prevent a change in control of our Company.  Certain provisions of our certificate of incorporation may discourage, delay, or prevent a merger or acquisition that a shareholder may consider favorable. These provisions include:

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

Lack of Audit Committee. The Sarbanes-Oxley Act of 2002 requires us as a public corporation to have an audit committee composed solely of independent directors. Currently, we have two independent directors but lack having an Audit Committee of the Board of Directors.  Audit committee communications will have to go directly to board members and addressed with the Board of Directors.

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

We have entered into an Equity Agreement pursuant to which we are required to register up to 6,000,000 shares of Common Stock for resale under the Equity Agreement. The sale of such shares could depress the market price of our Common Stock. Effective May 31, 2012, we entered into a $2,000,000 Equity Agreement with TCA Global Credit Master Fund L.P.(“TCA”) We also entered into a Registration Rights Agreement pursuant to which we were obligated to register with the Securities and Exchange Commission up to 6,000,000 shares of Common Stock for resale. To date, the Company has chosen to pay a $3,500 per month penalty, which is subject to a maximum of $30,000, rather than file the required Registration Statement with the SEC. Immediately following the filing of this Form 10-K, it is Management’s intention to file the required Registration Statement with the SEC and seek to have it declared effective by the SEC as soon as possible. In the event the Registration Statement is not effective on or before May 26, 2013, TCA is not obligated to advance funds pursuant to the Company’s Equity Agreement. Also, the potential of registering up to 6,000,000 shares of Common Stock under the Equity Agreement could potentially materially depress the market price of our Common Stock.

The Company may not have access to the full amount available under the Equity Agreement. We have not drawn down funds and have not issued shares of our Common Stock under the Equity Agreement with TCA. Our ability to draw down funds and sell shares under the Equity Agreement requires that the Registration Statement be filed with the SEC, that it be declared effective and that this Registration Statement continue to be effective.  In addition, the Registration Statement may register less than 6,000,000 Put Shares issuable under the Equity Agreement, and our ability to access the Equity Agreement to sell any remaining shares issuable under the Equity Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these additional shares.  The initial Registration Statement as well as any subsequent registration statements may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm.  Therefore, the timing of effectiveness of any registration statements cannot be assured.  The effectiveness of these registration statements is a condition precedent to our ability to sell the shares of common stock subject to these registration statements to TCA under the Equity Agreement.  Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Agreement to be declared effective by the SEC in a timely manner, we will not be able to sell shares under the Equity Agreement unless certain other conditions are met.  Accordingly, because our ability to draw down amounts under the Equity Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the $2,000,000 available to us under the Equity Agreement.

Certain restrictions on the extent of puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the equity agreement, and as such, TCA may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders. TCA has agreed, subject to certain exceptions listed in the Equity Agreement, to refrain from holding an amount of shares which would result in TCA or its affiliates owning more than 9.99% of the then-outstanding shares of the Company’s common stock at any one time.  These restrictions, however, do not prevent TCA from selling shares of common stock received in connection with a put, and then receiving additional shares of common stock in connection with a subsequent put.  In this way, TCA could sell more than 9.99% of the outstanding common stock in a relatively short time frame while never holding more than 9.99% at one time. Accordingly, the aforementioned ownership restrictions on the extent of puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the equity agreement, and as such, TCA may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

TCA will pay less than the then-prevailing market price for our Common Stock. The Common Stock to be issued to TCA pursuant to the Equity Agreement will be purchased at a 5% discount to the average of the lowest closing price of the common stock of any two trading days, consecutive or inconsecutive, during the five consecutive trading days immediately following the date of our advance notice to TCA of our election to put shares pursuant to the Equity Agreement. TCA has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If TCA sells the shares, the price of our common stock could decrease. If our stock price decreases, TCA may have a further incentive to sell the shares of our common stock that it holds.  These sales may have a further impact on our stock price.

Your ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to our equity agreement. Effective May 31, 2012, we entered into a $2,000,000 Equity Agreement with TCA. Pursuant to the Equity Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to TCA at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock for the five trading days immediately following the date our advance notice is delivered. Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted.

We do not intend to pay dividends. We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance. As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

We may be subject to shareholder litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations. As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may become the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Item 1.B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

In February 2012, the Company entered into a 63-month lease agreement for new executive office space of approximately 4,200 square feet located at 600 Old Country Road, Suite 541, Garden City, NY 11530. The annual rent under this office facility for the first year is estimated at $127,000, including electricity, subject to an annual increase of 3%. In the event of a default in which the Company is evicted from the office space, Ace would be responsible to the landlord for an additional payment of rent of $160,000 in the first year of the lease, an additional payment of $106,667 in the second year of the lease and an additional payment of rent of $53,333 in the third year of the lease. Such additional rent would be payable at the discretion of the Company in cash or in Common Stock of the Company.

We also lease approximately 2,000 square feet of space, expiring in November 2013, at an annual cost of approximately $28,000 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738.

Item 3.  Legal Proceedings

We are currently not subject to any threatened or pending material legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.  Mine Safety Procedures

Not applicable

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

Quarters Ended	High	Low
March 31, 2012	$1.00	.38
June 30, 2012	.85	.37
September 30, 2012	.64	.25
December 31, 2012	.54	.21
March 31, 2011	.40	.17
June 30, 2011	.70	.16
September 30, 2011	1.85	.50
December 31, 2011	1.30	.55

The closing sales price on March 12, 2013 was $.40 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

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

As of March 12, 2013, there were approximately 115 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business.  Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

(a) From January 1, 2012 through December 31, 2012, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
January 2012	Common Stock and Class AA Warrants	958,338 shares and 287,504 warrants	$575,000; cash compensation totaling $76,750 (excluding legal fees) were paid.	Rule 506	Warrants exercisable at $.60 per share through January 18, 2016
February 2012	Common Stock	150,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable
March –December 2012	Common Stock	197,860 shares	Penalty shares; no commissions paid	Rule 506	Not applicable
April & May 2012	Common Stock	535,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable
April 2012	Common Stock	900,000 shares	$270,000 received from the exercise of warrants; no commissions paid	Rule 506	Not applicable
May 2012	Common Stock Options	370,000 options	Services rendered; no commissions paid	Section 4(2)	Not applicable
May 2012	Series 1 Preferred Stock (1)(6)	470,000 shares	$470,000 received; no commissions paid	Rule 506	Not applicable
June 2012	Common Stock	196,078 shares	Committed Equity Facility Agreement entered into; shares Issued as a fee in Connection with the Facility; no commissions paid	Section 4(2)	Not applicable
July 2012	Common Stock (2)	1,347,201 Shares (2)	$606,240 received; no commissions Paid	Rule 506	(2)
November 2012	Common Stock (3)	833,334 Shares (3)	Exchange of securities; no commissions Paid	Section 3(a)(9)	(3)
November 2012	Common Stock (4)	1,033,336 Share	$301,000 received;	Rule 506	(4)
November 2012	Common Stock (5)	200,000 Shares	Services rendered; no commissions Paid	Section 4(2)	Not applicable

16

__________

(1) The Series 1 Preferred Stock has the following conversion rights:

•	Automatic Conversion into Common Stock. Each Preferred Share shall automatically convert on March 31, 2013 into shares of the Company’s Common Stock (the “Common Shares”) based on a conversion price of the lower of $.60 per share or an amount equal to 90% of the average closing sales price for the Company’s Common Stock on the OTC Bulletin Board (or Pink Sheets) for the 20 trading days immediately preceding March 31, 2013, with a floor of $.45 per share. The number of shares of Common Stock issuable pursuant to the automatic conversion ranges from a minimum of 366,666 shares to a maximum of 488,888 shares.
•	Optional Conversion into Common Stock. Commencing July 1, 2012, each Preferred Share shall at the option of the holder become convertible into Common Shares based on a conversion price of the lower of $.60 per share or 85% of the average closing sales price for the Company’s Common Stock on the OTC Bulletin Board (or Pink Sheets) for the 20 trading days immediately preceding the Conversion Date, with a floor of $.45 per share.
•	Conversion Premium. Upon calculation of the number of Common Shares, the Preferred Shareholder is entitled to receive upon conversion of Series 1 Preferred Stock into Common Stock, the investor will receive an additional 8% premium. Accordingly, once the number of Common Shares is determined based upon the automatic conversion or optional conversion formulas set forth above, the investor will have that number of Common Stock multiplied by 1.08 (i.e. 108%) to determine the actual number of Common Shares to be issued upon conversion.

(2)	On July 10, 2012, the Company sold 1,347,201 shares of its Common Stock to various investors at $.45 per share subject to certain anti-dilution rights for a period of twenty four months. The Company received gross proceeds of $606,240 before offering costs. Each investor received Fixed Price Warrants to purchase 50% of the number of shares of Common Stock purchased in the Offering. The Fixed Price Warrants are exercisable at any time from the date of issuance through July 10, 2017 at an exercise price of $.55. Each investor also received a Warrant to purchase 20% of the number of shares that were purchased in the Offering (the “Milestone Warrants”). The Milestone Warrants will automatically be exercised without any additional consideration to be paid in the event the Company reports audited gross revenues of less than $5,000,000 for the period July 1, 2012 through June 30, 2013 unless the volume weighted average price for the Company’s Common Stock exceeds $1.00 per share for a period of at least 30 trading days prior to January 5, 2013. In January, 2013, we issued 673,598 shares pursuant to the anti-dilution rights of said securities.
(3)	Series 1 Preferred Stockholders have agreed to exchange 250,000 shares of Series 1 Preferred Stock for 833,334 shares of Common Stock and Warrants to purchase 416,667 shares exercisable at $.50 per share through December 15, 2017.
(4)	In November 2012, immediately prior to this offering, the Company raised $301,000 from the sale of 1,033,336 shares of Common Stock at $.30 per share. For every two shares of Common Stock sold in the private offering, the investor received one Warrant to purchase one share of Common Stock at $.50 per share exercisable through December 15, 2017. Warrants to purchase 501,668 shares of Common Stock were issued in connection with this Offering. No commissions were paid.
(5)	In June 2011, the Company hired the Placement Agent to furnish ongoing investor awareness and business advisory services, including, without limitation, assistance with investor presentations, identification and evaluation of financing transactions and introductions to broker/dealers and research analysts. For the period June 2011 through May 2012, the Company paid the Placement Agent $10,000 per month and 25,000 shares of restricted Common Stock. Effective June 1, 2012, a new one-year agreement was entered into for the Placement Agent to continue to provide the same investor awareness and business awareness services to the Company at a monthly cash cost of $10,000 and 100,000 restricted shares of Common Stock to be issued on a quarterly basis. On November 8, 2012, the Placement Agent and the Company agreed to terminate the advisory agreement which had an effective date of June 1, 2012, with 200,000 shares to be issued to Legend. On November 12, 2012, a new advisory agreement was entered into pursuant to which Legend received a five-year warrant to purchase 125,000 shares of Common Stock at an exercise price of $.35 per share. During July 2012, the Company also issued 5 year Warrants to purchase 37,250 shares exercisable at $.55 per share to a consultant, which are not reflected in the table above.
(6)	On March 31, 2013, based upon the current trading price of our outstanding Common Stock on the filing date of this Form 10-K, it is expected that the currently outstanding 220,000 shares of Series 1 Preferred Shares will automatically convert into approximately 528,000 shares of Common Stock based upon a conversion price of $.45 per share and an 8% premium.

RECENT PURCHASES OF SECURITIES

In 2012, we have had no repurchases of our common stock; however 71,040 shares were returned to the Company to settle a dispute with certain consultants.

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

Overview

Ace Marketing & Promotions, Inc. is a publicly traded company on the OTCQB under the ticker symbol: AMKT. The Company began as a promotional products company and has since evolved into an integrated marketing solutions company. Ace’s primary focus is to build its mobile marketing network and to sell advertising for same.

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

The Company has built an extensive location based mobile marketing mall network which currently enables access to approximately 96 million mobile customer visits per month while they are shopping. Our network allows brands to engage their potential customers with the right offer at the right place at the right time when they are about to make a purchasing decision.

Mobiquity currently has over 600 zones throughout 75 malls with approximately 96 million monthly visits to those malls. These zones create a cloud of coverage so that visitors do not need to go directly to one of these zone access points. Some of our land mark malls include, but are not limited to:

•	Roosevelt Field - NY
•	The Galleria – Houston
•	Lenox Square – Atlanta
•	Northbridge – Chicago
•	Santa Monica Place – LA
•	Copley Place – Boston

Location-Based Mobile Marketing combined with Out-Of-Home Advertising results in strong opt-in rates due to proximity of the Network.  Through its subsidiary Mobiquity Networks, Management believes that Ace is the first Location-Based Mobile Marketing Company focused on US shopping malls and has built and controls the only national proximity marketing mall network.  An exclusive contract with leading Out-Of-Home advertising company, Eye Corp. will enable Ace to remain a leader in US malls.  According to the agreement, Eye Corp. is exclusive to Ace for five years. Eye Corp. is a subsidiary of Ten Network Holdings, a public company with its headquarters in Australia.   Eye Corp. has an exclusive agreement with Simon Malls to manage their non-digital assets in all mall properties and has a full-time sales force that maintains relationships with hundreds of brands.

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

2012 versus 2011

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31
	2012	2011

Revenue	$2,890,652	$3,243,318
Cost of Revenues	2,170,265	2,417,834
Gross Profit	720,387	825,484
Operating Expenses	4,667,122	3,033,448
Loss from operations	(3,946,735)	2,207,964)
Net Loss	(4,134,061)	2,209,508)
Preferred Stock Dividend	–	–
Net Loss Allocable to Common Stockholders	(4,134,061)	2,209,508)
Net (Loss) per common Share	(.16)	(.11)
Weighted average common Shares outstanding	26,216,795	20,566,338

We generated revenues of $2,890,652 for 2012 compared to $3,243,318 in 2011.  The decrease in revenues of $352,666 in 2012 compared to 2011 is due to the state of the economy and the additional sales time it is taking to develop our Mobiquity Networks and Venn Media sales.

Cost of revenues was $2,170,265 or 75.1% of revenues for 2012 compared to $2,417,834 or 74.5% of revenues for 2011. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers.

Gross profit was $720,387 for 2012 or 24.9% of net revenues compared to $825,484 in the same period of 2011 or 25.5% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers.

Selling, general, and administrative expenses were $4,667,122 for 2012 as compared to $3,033,448 for 2011. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall increase of $1,633,674 was primarily due to a $397,424 increase in rents for our proximity marketing division, $242,679 increase in payroll and $1,006,686 increase in non-cash stock based compensation.

Our loss from operations was $(3,946,735) for 2012 compared to a net loss of $(2,207,964) for 2011. Our increase in our loss from operations for 2012 as compared to the comparable period of the prior year was primarily due to the general state of the economy, the additional sales time it is taking to develop our Mobiquity Networks and Venn Media sales and substantial increases in non-cash stock based compensation, rent and payable payroll expense as described herein. No benefit for income taxes is provided for 2012 and 2011 due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services by our clients.

Recent Developments

As described under “Item 1,” on March 7, 2013, the Company acquired the assets of FuturLink in exchange for an undisclosed amount of cash, which cash was paid from the Company’s current working capital. These assets include, without limitation, the FuturLink technology (patents and source codes), trademark(s) and access point (proximity marketing) component parts.

As the technology owner, the Company realized immediate cost savings and will leverage the hardware and software included in its purchase to expand its mall-based footprint in the United States. The acquisition of FuturLink’s technology and corresponding patents provides the Company with vertical integration and provides it with flexibility and autonomy. By owning the technology, the Company has the ability to do the following:

•	Increase download speed for both Bluetooth and Wi–Fi,
•	Add customer dashboard for real-time reporting of campaign statistics,
•	Implementation of a rewards program to increase download loyalty,
•	Ability to deliver apps directly via Bluetooth and Wi-Fi
•	Reduce cost of proximity marketing units by approximately 60-70% and
•	Eliminate the payment of licensing fees to FuturLink of approximately $175,000 per annum.

Mobiquity Networks

In February 2012, we announced our plans to have the architecture for our proprietary mobile marketing solutions; “Mall-Offers Wi-Fi” and “malloffers.com” completed by the end of the first quarter of 2012 and that we begin to rollout the solutions on our nationwide Mobiquity Network. Although the architecture for “Mall-Offers” is complete, we were unable to begin the rollout due to capital restraints. We do expect to begin the rollout by the beginning of the third quarter of 2013, assuming we have the capital to do so.

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

As a result of the foregoing, Management is excited about the sales prospects that it expects to have across our network in the upcoming months.

Plan of Operation

The Company has a history of operating losses. The Company has taken the following steps to seek to obtain profitability, of which there can be no assurances given.

1.	The Company has restructured itself into three operating divisions, namely, Ace Marketing, Venn Media and Mobiquity Networks. The Company has announced plans to change its name to Applied Technologies, Inc., subject to stockholder approval.

2.	The Company has acquired the assets of FuturLink as described elsewhere herein. This transaction should result in substantial cost savings. In this respect, the Company will be able to install proximity marketing units at a cost savings of between 60-70%. The Company will not have to pay annual licensing fees in excess of $100,000.

3.	The Company has hired internal salespeople to work with advertising agencies and brands to sell advertising on Mobiquity’s proximity marketing network.

4.	The Company has developed a proprietary website development platform and content management system to increase sales in Venn Media division.

5.	The Company has hired additional independent sales representatives to generate additional sales in the Ace division.

6.	The Company has entered into several public relation contracts to generate new interest in our publicly traded stock.

Management believes that the foregoing measures should lead to additional sales and increase shareholder value.

The Company anticipates continuing to rely on external financing from sales of its common stock to support its operations until cash flow from operations has a positive impact on operations, although no assurances can be given in this regard.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $362,598 at March 7, 2012.

Cash used by operating activities for the year ended December 31, 2012 was $(2,124,033). This resulted primarily from a net loss of $4,134,061, partially offset by stock based compensation of $1,481,242, a decrease in accounts receivable and prepaid expenses of $149,972 and depreciation and amortization of $233,825. Cash was used in investing activities of $272,013, which funds were used to acquire property and equipment primarily for purchases of proximity marketing boxes.  Cash provided by financing activities of $2,153,081 was the result of the sale of our company common stock of $1,887,556 and $265,525 in proceeds received from a secured loan transaction pursuant to which Ace borrowed $350,000 in principal due December 12, 2013.

Cash used by operating activities for the year ended December 31, 2011 was $(1,786,001). This resulted primarily from a net loss of $2,209,508 and an increase in accounts payable and accrued expenses of $179,680, partially offset by stock based compensation of $474,556 and an increase in accounts receivable of $236,032. Cash was used in investing activities of $594,744, which funds were used to acquire property and equipment primarily for purchases of proximity marketing boxes.  Cash provided by financing activities of $2,222,727 was the result of the sale of our company common stock.

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

Recent Financings

In the past two fiscal years ended December 31, 2011 and the period January 1, 2012 through March 1, 2013, the Company completed the following private placement offerings with non-affiliated persons except as otherwise noted:

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

The Company is required to file a Registration Statement with the Securities and Exchange Commission (“SEC”) to register the resale of the shares of Common Stock sold in the private placement offering and the resale of the shares of Common Stock issuable upon exercise of the Class AA Warrants (collectively the “Registrable Shares”).  If a Registration Statement covering the Registrable Shares is not filed with the SEC on or before March 15, 2012 or is not declared effective within 120 days of January 30, 2012 (subject to a 60 day extension in the event the SEC is performing a full review of the Registration Statement), the Company shall pay to each investor as liquidated damages, a payment equal to 1.5% of the aggregate amount invested by such investor in the offering, cumulative for every 30 day period until such Registration Statement has been filed or declared effective or a portion thereof. Such liquidated damages shall not exceed 15% per annum. The Company, at its sole discretion, shall pay the liquidated damage payment in cash and/or Common Stock of the Company based upon the closing sale price of the Company’s Common Stock on the trading day preceding the date triggering the payment of the liquidated damages. As of the filing date of this Form 10-K, the Registration Statement has not been filed and the Company has elected to issue the maximum liquidation damages for a period of one year of an aggregate of 197,860 shares.

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

On July 10, 2012, the Company sold 1,347,201 shares of its Common Stock to various investors at $.45 per share subject to certain anti-dilution rights for a period of twenty four months. The Company received gross proceeds of $606,240 before offering costs. Each investor received Fixed Price Warrants to purchase 50% of the number of shares of Common Stock purchased in the Offering. The Fixed Price Warrants are exercisable at any time from the date of issuance through July 10, 2017 at an exercise price of $.55 per share. Each investor also received a Warrant to purchase 20% of the number of shares that were purchased in the Offering (the “Milestone Warrants”). The Milestone Warrants will automatically be exercised without any additional consideration to be paid in the event the Company reports audited gross revenues of less than $5,000,000 for the period July 1, 2012 through June 30, 2013 unless the volume weighted average price for the Company’s Common Stock exceeds $1.00 per share for a period of at least 30 trading days prior to January 5, 2013. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In November, 2012, preferred stock investors who invested an aggregate of $250,000 in April 2012 at a $1 per share agreed to convert their 250,000 preferred shares into an aggregate of 833,334 common shares and warrants to purchase 416,667 shares, which warrants are identical to the warrants which were sold to the Legend investors described below. See “Footnote (6) of Item 5.”

On November 27, 2012, the Company engaged Legend Securities, Inc. to act a Placement Agent in connection with a private placement offering. The Company received gross proceeds of $950,000 from the completion of said offering, including $100,000 and $50,000 from directors of the Company, Thomas Arnost and Sean Trepeta. In connection with this offering, the Company issued to Legend’s investors a total of approximately 3,166,670 shares of common stock. For every two shares invested, each investor received a warrant to purchase one share of common stock, exercisable at $.50 per share through December, 15, 2017. In addition to cash compensation, Legend received warrants to purchase 15% of the number of shares sold in the offering. The Placement Agent warrants are identical to the warrants sold to investors in the offering. Immediately prior to and after the aforementioned offering, six current stockholders of the Company invested a total of $521,000 into the Company and received the same terms as those offered to the Legend Securities investors. As a result of these offerings, the Company received gross proceeds of $1,471,000 to improve its financial condition and for use as general working capital with an emphasis on its Proximity Marketing business. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Entry into a Secured Promissory Note and other Agreements with TCA Global Credit Master Fund L.P.

Reference is made to “Risk Factors” under Item 1(A) of this Form 10-K and the Notes to the Consolidated Financial Statements under Notes 12 and 13 contained in Item 8 of this Form 10-K for a discussion of certain material agreements entered into by the Company in June 2012 that pertain to borrowing $350,000 pursuant to a Convertible Promissory Note and entering into a Committed Equity Facility Agreement for $2 million and a Registration Rights Agreement. The Company also entered into various security agreements to have the Note secured by all the assets of the Company. To date, the Company has opted to pay monthly penalties of $3,500 for failure to file the registration statement. These fees are capped at a maximum of $30,000. It is the intention of the Company to file a Registration Statement with the Securities and Exchange Commission immediately after the filing of this Form 10-K and to seek to have said Registration Statement declared effective as soon as possible. It is anticipated that the Registration Statement will register the resale of up to 6,000,000 shares of Common Stock or such lesser amount as permitted by the SEC. In the event said Registration Statement is not declared effective by the SEC on or before May 26, 2013 or in the event the Company is in default under the Note or any other Transaction Documents, TCA can refuse to advance monies to purchase shares of the Company’s Common Stock to be sold under the Equity Agreement. Pursuant to the Equity Agreement,

•	TCA agreed to purchase from the Company, from time to time, in the Company’s discretion (subject to the conditions set forth therein), for a period of twenty-four (24) months, commencing on the effective date of the registration statement filed by the Company for resale of the Shares issuable under the Purchase Agreement, up to $2,000,000 of the Company’s common stock;

•	Pursuant to a registration rights agreement between the Company and TCA entered into in connection with the Equity Agreement, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) for the resale of not less than the maximum number of shares of common stock allowable pursuant to Rule 415 under the Securities Act, of shares of common stock issuable under the Equity Agreement;

•	The purchase price for the shares of common stock sold under the Equity Agreement will be equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock for the five (5) consecutive trading days (the “Pricing Period”) after the Company delivers to TCA an Advance notice in writing (the “Market Price”) requiring TCA to Advance funds to the Company, subject to the terms of the Equity Agreement.

•	The maximum amount of common stock that TCA shall be obligated to purchase with respect to any single Advance under the Equity Agreement will be the greater of: (i) an amount calculated by multiplying the Market Price applicable to the relevant Advance notice by 200,000 shares or (ii) two hundred percent (200%) of the average daily volume of shares of common stock traded during the immediately preceding five (5) consecutive trading days applicable to the relevant Advance notice.

•	As further consideration for TCA entering into and structuring the equity facility, the Company shall pay to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of one hundred thousand dollars ($100,000) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $100,000. In the event the value of the Facility Fee Shares issued to TCA does not equal $100,000 after a ninth month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued. In February 2013, TCA sold 196,078 shares it received and it received net proceeds of approximately $48,000. The Company elected to pay the remaining Facility Fee in cash in March 2013.

We relied on an exemption from the registration requirements of the Securities Act. The transaction does not involve a private offering, TCA is an “accredited investor” and/or qualified institutional buyer and TCA has access to information about the Company and its investment.

TCA will periodically purchase our common stock under the Equity Agreement and will, in turn, sell such shares to investors in the market at the market price. This may cause our stock price to decline, which will require us to issue increasing numbers of common shares to TCA to raise the same amount of funds, as our stock price declines.  Neither the Equity Agreement nor any rights of the parties under the Equity Agreement may be assigned or delegated to any other person

There are substantial risks to investors as a result of the issuance of shares of our common stock under the Equity Agreement.  These risks include dilution of stockholders, significant decline in our stock price and our inability to draw sufficient funds when needed. See “Risk Factors.”

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

Item 8.  Financial Statements

Financial Statements and Supplementary Data

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth herein.

ACE MARKETING &

PROMOTIONS, INC.

Notes to Consolidate Financial Statements	F-7

DKM Certified Public Accountants 2451 N. McMullen Booth Road, Suite 308 Clearwater Florida 33759-1362 727.444.0931 www.dkmcpas.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ace Marketing & Promotions, Inc.

Garden City, NY

We have audited the accompanying consolidated balance sheet of Ace Marketing & Promotions, Inc. (the "Company") for the year ended December 31, 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ace Marketing & Promotions, Inc. as of December 31, 2012 and the results of its consolidated operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DKM Certified Public Accountants

Clearwater, Florida

February 18, 2013

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ace Marketing & Promotions, Inc.

Valley Stream, New York

I have audited the accompanying consolidated balance sheets of Ace Marketing & Promotions, Inc. (the "Company") for the years ended December 31, 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ace Marketing & Promotions, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

February 27, 2012

ACE MARKETING &
PROMOTIONS, INC.

Condensed Consolidated Balance Sheets

December 31,	2012	2011

Assets

Current Assets:
Cash and cash equivalents	$362,598	$605,563
Accounts receivable, net of allowance for doubtful accounts of $20,000 at 2012 and 2011, respectively	444,262	534,924
Prepaid expenses and other current assets	263,575	342,641
Total Current Assets	1,070,435	1,483,128

Property and Equipment, net	748,234	714,865

Other Assets	27,501	7,745
Total Assets	$1,846,170	$2,205,738

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$348,712	$399,924
Accrued expenses	160,098	121,821
Total Current Liabilities	508,810	521,745

Long Term Liability
Note Payable	298,376	–

Commitments and Contingencies	–	–

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 220,000 and 0 shares issued and outstanding at December 31, 2012 and December 31, 2011 respectively	22	–
Common stock, $.0001 par value; 100,000,000 shares authorized; 30,252,938 and 23,284,236 shares issued and outstanding at 2012 and 2011, respectively	3,025	2,328
Additional paid-in capital	14,485,740	10,997,407
Accumulated deficit	(13,418,302)	(9,284,241)
	1,070,485	1,715,494
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	1,038,984	1,683,993
Total Liabilities and Stockholders' Equity	$1,846,170	$2,205,738

See notes to condensed consolidated financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Consolidated Statements of Operations
Years Ended December 31,

	2012	2011

Revenues, net	$2,890,652	$3,243,318
Cost of Revenues	2,170,265	2,417,834
Gross Profit	720,387	825,484

Operating Expenses:
Selling, general and administrative expenses	4,667,122	3,033,448
Total Operating Expenses	4,667,122	3,033,448

Loss from Operations	(3,946,735)	(2,207,964)

Other Income (Expense):
Interest expense	(62,689)	(2,177)
Beneficial Conversion Feature	(120,254)
Interest income	436	633
Loss on abandonment of fixed assets	(4,819)
Total Other Income (Expense)	(187,326)	(1,544)

Net Loss	$(4,134,061)	$(2,209,508)

Net Loss Per Common Share:

Basic	$(0.16)	$(0.11)

Weighted Average Common Shares Outstanding:

Basic	26,216,795	20,566,338

See notes to condensed consolidated financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2012 and 2011

	Total					Additional
	Stockholders’	Preferred Stock		Common Stock		Paid-in		Treasury Stock
	Equity	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount
Balance, at December 31, 2010	$1,196,215	–	$–	16,834,260	$1,683	$8,300,766	$(7,074,733)	23,334	$(31,501)
Stock Purchase	2,222,727	–	–	5,616,666	562	2,222,165	–	–	–
Warrant Grant	25,522	–	–	134,810	13	25,509	–	–	–
Stock Grant	141,153	–	–	698,500	70	141,083	–	–	–
Stock Compensation	307,884	–	–	–	–	307,884	–	–	–
Net Loss	(2,209,508)	–	–	–	–	–	$(2,209,508)	–	–
Balance, at December 31, 2011	$1,683,993	–	–	23,284,236	$2,328	$10,997,407	$(9,284,241)	23,334	$(31,501)
Stock Purchase	1,752,240	–	–	4,208,872	434	1,751,806	–	–	–
Stock Grant	1,210,911	–	–	1,926,496	179	1,210,732	–	–	–
Stock Purchase Preferred	470,000	470,000	47	–	–	469,953	–	–	–
Conversion of preferred stock	–	(250,000)	(25)	833,334	84	(59)	–	–	–
Option Grant	219,647	219,647
Warrant Grant	50,684	–	–	–	–	50,684	–	–	–
Beneficial Conversion Feature	120,254	–	–	–	–	120,254	–	–	–
Closing costs on equity issuance	(334,684)	–	–	–	–	(334,684)	–	–	–
Net Loss	(4,134,061)	–	–	–	–	–	(4,134,061)	–	–
Balance, at December 31, 2012	$1,038,984	220,000	$22	30,252,938	$3,025	$14,485,740	$(13,418,302)	23,334	$(31,501)

See notes to condensed consolidated financial statements.

ACE MARKETING &
PROMOTIONS, INC.

Condensed Consolidated Statements of Cash Flows

	2012	2011
Cash Flows from Operating Activities:
Net loss	$(4,134,061)	$(2,209,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,825	129,607
Stock-based compensation	1,481,242	474,556
Beneficial conversion feature	120,254
Amortization of deferred financing costs	32,851
Abandonment of assets	4,819
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	90,662	(236,032)
Prepaid expenses and other assets	59,310	(124,304)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(12,935)	179,680
Total adjustments	2,010,028	423,507
Net Cash Used in Operating Activities	(2,124,033)	(1,786,001)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(272,013)	(594,744)
Net Cash Used in Investing Activities	(272,013)	(594,744)
Cash Flows from Financing Activities:
Proceeds from Loan	265,525	–
Proceeds from issuance of stock	1,887,556	2,222,727
Net Cash Provided by Financing Activities	2,153,081	2,222,727
Net Increase (Decrease) in Cash and Cash Equivalents	(242,965)	(158,018)
Cash and Cash Equivalents, beginning of period	605,563	763,581
Cash and Cash Equivalents, end of period	$362,598	$605,563
Supplemental Disclosure Information:
Cash paid for interest	$62,689	$2,177
Cash paid for taxes	$–	$–

See notes to condensed consolidated financial statements.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Additional source of revenue, derived from emails/texts directly to consumers are recognized under contractual arrangements. Revenue from this advertising method is recognized at the time of service provided.

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

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2012 and 2011.

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

NET INCOME PER SHARE - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 18,895,000 and 16,100,000 because they are anti-dilutive, as a result of a net loss for the years ended December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, and establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2012 and 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of December 31, 2012 and 2011 , because of the relatively short-term maturity of these instruments and their market interest rates.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the years ended December 31, 2011 and 2012 there were no expenses for 2011, in 2012 costs were $1,404.

ACCOUNTING FOR STOCK BASED COMPENSATION. Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period.  The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options for which vesting requirements will not be completed (“forfeitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations.  Refer to Note 8 “Stock Option Plans” in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

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

NOTE 2: PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following at December 31:

	USEFUL LIVES	2012	2011

Furniture and Fixtures	5 years	$1,205,673	$986,785
Leasehold Improvements	5 years	4,084	8,919
		1,209,757	995,704
Less Accumulated Depreciation		461,523	280,839
		$748,234	$714,865

Depreciation expense for the years ended December 31, 2012 and 2011 was $233,825 and $129,607, respectively.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 3: INCOME TAXES

The provision for income taxes for the years ended December 31, 2012 and 2011 is summarized as follows:

	2012	2011
Current:
Federal	$–	–
State	–	–
	–	–
Deferred:
Federal	–	–
State	–	–
	$–	$–

The Company has federal and state net operating loss carry forwards of approximately $8,403,000, which can be used to reduce future taxable income through 2030. The Company is open for tax years for the years ended 2008 through present.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2012	2011

Deferred Tax Assets:
Net operating loss carry-forwards	4,445,000	$2,808,000
Stock based compensation	1,940,000	1,276,000
Allowance for doubtful accounts	8.000	8,000
Deferred Tax Assets	6,393,000	4,092,000
Less Valuation Allowance	6,393,000	4,092,000
Net Deferred Tax Asset	$–	$–

 A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2012		2011

Federal Statutory Tax Rate	34.00%		34.00%
State Taxes, net of Federal benefit	6.00%		6.00%
Change in Valuation Allowance	(40.00%	)	(40.00%	)
Total Tax Expense	0.00%		0.00%

ACE MARKETING & PROMOTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 4: STOCKHOLDERS’ EQUITY

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

DECEMBER 31, 2012 AND 2011

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

The Company is required to file a Registration Statement with the Securities and Exchange Commission (“SEC”) to register the resale of the shares of Common Stock sold in the private placement offering and the resale of the shares of Common Stock issuable upon exercise of the Class AA Warrants (collectively the “Registrable Shares”).  If a Registration Statement covering the Registrable Shares is not filed with the SEC on or before March 15, 2012 or is not declared effective within 120 days of January 30, 2012 (subject to a 60 day extension in the event the SEC is performing a full review of the Registration Statement), the Company shall pay to each investor as liquidated damages, a payment equal to 1.5% of the aggregate amount invested by such investor in the offering, cumulative for every 30 day period until such Registration Statement has been filed or declared effective or a portion thereof, up to a maximum of 15% per annum. The Company, at its sole discretion, elected to pay the liquidated damage payment in Common Stock. As of December 31,2012, the Registration Statement has not been filed and the Company has elected to issue the maximum liquidation damages for a period of one year of an aggregate of 197,860 shares.

In April 2012, the Company received $270,000 from the exercise of Warrants and issued 900,000 shares of its Common Stock.  Between April 1, 2012 and May 15, 2012, the Company sold 470,000 shares of Series 1 Convertible Preferred Stock at $1.00 per share pursuant to an ongoing plan of financing. The Series 1 Preferred Stock has the following rights, preferences and privileges:

•	Automatic Conversion into Common Stock. Each Preferred Share shall automatically convert on March 31, 2013 into shares of the Company’s Common Stock (the “Common Shares”) based on a conversion price of the lower of $.60 per share or an amount equal to 90% of the average closing sales price for the Company’s Common Stock on the OTC Bulletin Board (or Pink Sheets) for the 20 trading days immediately preceding March 31, 2013, with a floor of $.45 per share. The number of shares of Common Stock issuable pursuant to the automatic conversion ranges from a minimum of 366,666 shares to a maximum of 488,888 shares.
•	Optional Conversion into Common Stock. Commencing July 1, 2012, each Preferred Share shall at the option of the holder become convertible into Common Shares based on a conversion price of the lower of $.60 per share or 85% of the average closing sales price for the Company’s Common Stock on the OTC Bulletin Board (or Pink Sheets) for the 20 trading days immediately preceding the Conversion Date, with a floor of $.45 per share. The number of shares of Common Stock issuable pursuant to the optional conversion ranges from a minimum of 366,666 shares to a maximum of 488,888 shares.
•	Conversion Premium. Upon calculation of the number of Common Shares, the Preferred Shareholder is entitled to receive upon conversion of Series 1 Preferred Stock into Common Stock, the investor will receive an additional 8% premium. Accordingly, once the number of Common Shares is determined based upon the automatic conversion or optional conversion formulas set forth above, the investor will have that number of Common Stock multiplied by 1.08 (i.e. 108%) to determine the actual number of Common Shares to be issued upon conversion.
•	Voting. The Preferred Shares shall have no voting rights until converted into Common Shares, except as otherwise required by applicable state law.
•	Dividends. The Preferred Shares shall have no dividend rights until converted into Common Shares, except as otherwise required by applicable state law.
•	Liquidation Preference. The Preferred Shares shall have no liquidation preference and shall be treated the same as a holder of Common Shares.
•	Call Option. The Company may call the Preferred Shares for redemption at a price of $1.08 per share at any time on or after July 1, 2012, subject to the investor’s right of conversion upon no less than 10 days prior written notice of redemption to each Preferred Shareholder, which notice may only be provided to the holders so long as the Company completes a financing or series of financings totaling at least $2 million in gross proceeds (excluding monies raised from the sale of the Series 1 Preferred Stock).
F-12

ACE MARKETING & PROMOTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On July 10, 2012, the Company sold 1,347,201 shares of its Common Stock to various investors at $.45 per share subject to certain anti-dilution rights for a period of twenty four months. Due to the Company’s November 2012 offering at $.30 per share as described below, the Company issued an additional 673,598 shares pursuant to the aforementioned anti-dilution rights. The Company received gross proceeds of $606,240 before offering costs. Each investor received Fixed Price Warrants to purchase 50% of the number of shares of Common Stock purchased in the Offering. The Fixed Price Warrants are exercisable at any time from the date of issuance through July 10, 2017 at an exercise price of $.55. Each investor also received a Warrant to purchase 20% of the number of shares that were purchased in the Offering (the “Milestone Warrants”). The Milestone Warrants will automatically be exercised without any additional consideration to be paid in the event the Company reports audited gross revenues of less than $5,000,000 for the period July 1, 2012 through June 30, 2013 unless the volume weighted average price for the Company’s Common Stock exceeds $1.00 per share for a period of at least 30 trading days prior to January 5, 2013. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In November, 2012, the Series 1 preferred stock investors who invested an aggregate of $250,000 in April 2012 at a $1 per share agreed to convert their 250,000 preferred shares into an aggregate of 833,334 common shares and warrants to purchase 416,667 shares, which warrants are identical to the warrants which were sold to the Legend investors described below. The remaining 220,000 shares of outstanding Series 1 Preferred Stock will automatically convert into a maximum of approximately 528,000 shares of restricted Common Stock on March 31, 2013.

In November 2012, the aforementioned Series 1 stock investors, who invested an aggregate of $250,000 in April 2012 together with another Common Stock holder, invested $301,000 at an offering price of $.30 per share and received 1,003,334 shares of Common Stock and Warrants to purchase 501,667 shares, exercisable at $.50 per share through December 15, 2017. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

In July 2012 and November 2012 the Company issued to consultants five year warrants to purchase 37,250 shares and 125,000 shares respectively, at exercise prices ranging from $.35 per share to $.55 per share.

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

DECEMBER 31, 2012 AND 2011

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

In June, 2011, the Company hired an advisor to provide investor awareness and business advisory services at a cost of $10,000 per month and 25,000 shares of restricted stock. For January through June 2012 the Company issued 150,000 shares of common stock for consulting services. Pursuant to an agreement effective June, 2012 the Company agreed to pay the adviser $10,000 per month plus 100,000 shares per quarter. A total of 200,000 shares of common stock were issued for the last six months of 2012. The advisory agreement was terminated in November 2012 and then a new agreement was entered into pursuant to which the adviser received five year warrants to purchase 125,000 shares of common stock exercisable at $.35 per share through November, 2017.

In April 2012 the Company entered into various business advisory agreements pursuant to which a total of 535,000 shares were issued in connection with services rendered. In September 2012, an aggregate of 71,040 shares of common stock were returned to the Company for cancellation to settle a dispute between the Company and certain consultants.

NOTE 6: STOCK COMPENSATION

The Company's results for the years ended December 31, 2012 and 2011 include employee share-based compensation expense totaling approximately $252,000 and $118,000 respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

The following table summarizes stock-based compensation expense for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Employee stock based compensation-option grants	$238,500	$89,963
Employee stock based compensation-stock grants	13,500	28,500
Non-Employee stock based compensation-option grants	297,011	252,378
Non-Employee stock based compensation-stock grants	881,547	65,454
Non-Employee stock based compensation-stock warrant	50,684	38,264
	$1,481,242	$474,559

NOTE 7: LOSS PER SHARE

Authoritative guidance requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 8: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "2005 Plan") for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000.  During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 4,000,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the "2009 Plan"). (The 2005 and 2009 Plans are collectively referred to as the “Plans” and the Company has a combined 8,000,000 shares available for issuance under the Plans.)

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2012 and 2011 are as follows:

	Years Ended December 31,
	2012	2011

Expected volatility	303.1%	203.04%
Expected dividend yield	–	–
Risk-free interest rate	1.06%	1.88%
Expected term (in years)	6.65	6.54

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2012	3,505,000	$.84	4.85	171,600
Granted	1,120,000	$.54
Exercised	–	–
Cancelled / Expired	(50,000)	$1.00

Outstanding, December 31, 2012	4,575,000	$.76	4.36	27,000

Options exercisable, December 31, 2012	4,575,000	$.76	4.36	–

The weighted-average grant-date fair value of options granted under the Plans during the years ended December 31, 2012 and 2011 was $.54 and $0.43.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.60 closing price of the Company's common stock on December 31, 2012.

As of December 31, 2012, the fair value of unamortized compensation cost related to unvested stock option awards was zero. As of December 31, 2011, the fair value of unamortized compensation cost related to unvested stock option awards was approximately $31,200. Unamortized compensation cost as of December 31, 2011 was expected to be recognized over a remaining weighted-average vesting period of 1.25 years.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2012 and 2011 are as follows:

	Years Ended
	2012	2011

Expected volatility	52.88%	56.83%
Expected dividend yield	–	–
Risk-free interest rate	.3%	1.07%
Expected term (in years)	3.5	3.0

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2012	12,570,642	$.48	1.84	1,943,000
Granted	2,648,890	$.57
Exercised	(900,000)	–
Cancelled/Expired		–
Outstanding, December 31, 2012	14,319,532	$.55	1.56	10,000

Warrants exercisable, December 31, 2012	14,319,532	$.55	1.56	–

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

COMMON SHARES RESERVED

	12-31-2012	12-31-2011

Stock Option Plans	4,575,000	3,365,000
	551,600	551,600
Class D Warrants	2,062,377	2,062,377
Class E Warrants	5,851,665	5,851,665
Class F Warrants	325,000	1,225,000

Class G Warrants	900,000	900,000
Class H Warrants	1,980,000	1,980,000
Class AA Warrants	1,730,556	0
Class BB Warrants	918,334	0

NOTE 9: COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS –

In February 2012, the Company entered into a lease agreement for new executive office space of approximately 4,200 square feet located at 600 Old Country Road, Suite 541, Garden City, NY 11530.   The lease agreement is for 63 months, commencing April 2012 and expiring June 2017. The annual rent under this office facility for the first year is estimated at $127,000, including electricity, subject to an annual increase of 3%. In the event of a default in which the Company is evicted from the office space, Ace would be responsible to the landlord for an additional payment of rent of $160,000 in the first year of the lease, an additional payment of $106,667 in the second year of the lease and an additional payment of rent of $53,333 in the third year of the lease. Such additional rent would be payable at the discretion of the Company in cash or in Common Stock of the Company.

The Company leases office space under non-cancelable operating leases in Farmingville, NY expiring in November 2013. The Company is obligated for the payment of real estate taxes under these leases. The Company is also currently leasing additional office space on a month-to-month basis. Minimum future rentals under non-cancelable lease commitments are as follows:

YEARS ENDING DECEMBER 31,
2013	$131,000
2014	120,000
2015	135,000
2016	139,000
2017 and thereafter	36,000
$561,000

Rent and real estate tax expense was approximately $736,700 and $337,500 for the years December 31, 2012 and 2011, respectively.

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

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

On August 22, 2007, the Company approved a three year extension of the employment contracts with two of its officers expiring on February 28, 2011. The employment agreements provide for minimum annual salaries with scheduled increases per annum to occur on every anniversary date of the contract and extension commencing on March 1, 2008. A signing bonus of options to purchase 150,000 shares granted to each executive were fully vested at the date of the grant and exercisable at $1.20 per share through August 22, 2017. Ten year options to purchase 50,000 shares of common stock are to be granted at fair market value on each anniversary date of the contract and extension commencing March 1, 2008. Termination pay of one year base salary based upon the scheduled annual salary of each executive officer for the next contract year, plus the amount of bonuses paid (or entitle to be paid) to the executive for the current fiscal year of the preceding fiscal year, whichever is higher. On April 7, 2010, the Board of Directors approved a five-year extension of the employment contracts of Dean L. Julia and Michael D. Trepeta to expire on March 1, 2015. The Board approved the continuation of each officer's current annual salary and scheduled salary increases. The Board also approved a signing bonus of stock options to purchase 200,000 shares granted to each officer which is fully vested at the date of grant and exercisable at $.50 per share through April 7, 2020; ten-year stock options to purchase 100,000 shares of Common Stock to be granted to each officer at fair market value on each anniversary date of the contract and extension thereof commencing March 1, 2011.

In July 2012, the Company approved and in January 2013 the Company implemented amending the employment agreements of Messrs. Julia and M. Trepeta to expire on February 28, 2017, subject to an automatic one year renewal on March 1, 2013 and on each March 1st thereafter, unless the Employment Agreement is terminated in accordance with its terms on or before December 30th of the prior calendar year. In the event of termination without cause, the executives will continue to receive all salary and benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof, plus one year termination pay as per the employment amendment of April 2010.

TRANSACTIONS WITH MAJOR CUSTOMERS - The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the year ended December 31, 2012 a customer accounted for approximately 5% of net revenues and for the year ended December 31, 2011 a customer accounted for approximately 7 % of net revenues.  The Company holds on hand certain items that are ordered on a regular basis.

NOTE 10: SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS

Cash paid during the years for:

	YEARS ENDED DECEMBER 31,
	2012	2011

Interest	$62,689	$2,177

Income Taxes	$–	$–

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Net sales	$2,821,782	68,870	$2,890,652
Operating (loss)	(2,139,569)	(1,573,341)	(3,712,910)
Interest income	436	–	436
Interest (expense)	(62,689)	–	(62,689)
Beneficial Conversion Feature	(120,254)	–	(120,254)
Loss on abandonment of fixed assets	(4,819)	–	(4,819)
Depreciation and amortization	(51,006)	(182,819)	(233,825)
Net Loss	(2,377,901)	(1,756,160)	(4,134,061)
Total assets at December 31, 2012	1,265,793	580,377	1,846,170

All intersegment sales and expenses have been eliminated from the table above.

NOTE 12. COMMITTED EQUITY FACILITY AGREEMENT/REGISTRATION RIGHTS AGREEMENT

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

Committed Equity Facility Agreement

On June 12, 2012, the Company finalized an Equity Agreement with TCA. Pursuant to the terms of the Equity Agreement, for a period of twenty-four months commencing on the effective date of the Registration Statement (as defined herein), TCA shall commit to purchase up to $2,000,000 of the Company’s common stock (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to the Company, subject to the terms of the Equity Agreement.

The “Registrable Securities” include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

As further consideration for TCA entering into and structuring the Equity Facility, the Company shall pay to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of one hundred thousand dollars

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

($100,000) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $100,000. In the event the value of the Facility Fee Shares issued to TCA does not equal $100,000 after a ninth month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued. In June 2012, the Company issued 196,078 shares of common stock as the initial Facility Fee Shares.

NOTE 13. CONVERTIBLE PROMISSORY NOTE

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

On June 12, 2012, the Company closed on a security agreement dated as of May 31, 2012 (the “Security Agreement”) with TCA related to a $350,000 convertible promissory note issued by the Company in favor of TCA (the “Convertible Note”), which Convertible Note was funded by TCA on June 12, 2012. The maturity date of the Convertible Note is December 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty. The Security Agreement grants to TCA a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired. The Company’s wholly-owned subsidiary, Mobiquity Networks, Inc., also entered into a similar Security Agreement and Guaranty Agreement.

NOTE 14: SUBSEQUENT EVENTS

(a)	In January 2013, the board of directors approved, subject to stock holder approval of a change in corporate name to “Applied Marketing Technologies, Inc.”

(b)	On November 27, 2012, the Company engaged Legend Securities, Inc. to act a Placement Agent in connection with a private placement offering, which offering was completed in January 2013. The Company received gross proceeds of $950,000 from the completion of said offering, including $100,000 and $50,000 from directors of the Company, Thomas Arnost and Sean Trepeta. In connection with this offering, the Company issued to Legend’s investors a total of approximately 3,166,670 shares of common stock. For every two shares invested, each investor received a warrant to purchase one share of common stock, exercisable at $.50 per share through December, 15, 2017. In addition to cash compensation, Legend received warrants to purchase 15% of the number of shares sold in the offering. The Placement Agent warrants are identical to the warrants sold to investors in the offering. After the aforementioned offering, a current stockholder of the Company invested a total of $60,000 into the Company and in February 2013, another current stockholder of the Company invested $160,000 into the Company. In both cases, the current stockholders received the same terms as those offered to the Legend Securities investors. As a result of these offerings completed in January/February 2013, the Company received gross proceeds of $1,170,000 to improve its financial condition and for use as general working capital with an emphasis on its Proximity Marketing business. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(c)	The Company, through its wholly-owned subsidiary, Mobiquity Networks, operates the largest mall-based proximity marketing network in the United States covering 75 malls and a potential audience of approximately 95 million consumers. The Company has been licensing the U.S. rights to its proximity marketing units from FuturLink, SA, a pioneer in the field of location-based mobile marketing and purchasing its inventory directly from FuturLink. These proximity marketing units were developed by FuturLink with innovative platforms utilizing Bluetooth, Wi-Fi, QR (Quick Response codes) and NFC (Near Field Communications) to create, manage and deploy mobile marketing campaigns. On March 7, 2013, the Company acquired the assets of FuturLink in exchange for an undisclosed amount of cash, which cash was paid from the Company’s current working capital. These assets include, without limitation, the FuturLink technology (patents and source codes), trademark(s) and access point (proximity marketing) component parts.
F-22

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

As the technology owner, the Company realized immediate cost savings and will leverage the hardware and software included in its purchase to expand its mall-based footprint in the United States. The acquisition of FuturLink’s technology and corresponding patents provides the Company with vertical integration and provides it with flexibility and autonomy. By owning the technology, the Company has the ability to do the following:

•	Increase download speed for both Bluetooth and Wi–Fi,
•	Add customer dashboard for real-time reporting of campaign statistics,
•	Implementation of a rewards program to increase download loyalty,
•	Ability to deliver apps directly via Bluetooth and Wi-Fi
•	Reduce cost of proximity marketing units by approximately 60-70% and
•	Eliminate the payment of licensing fees to FuturLink of approximately $175,000 per annum.

It is the Company’s intention to continue its established relationship with Blue Bite, to maintain the proximity marketing network and to enhance the FuturLink platform capabilities through the integration of additional mobile solutions.

The acquisition of assets of FuturLink’s assets did not result in the acquisition of a significant subsidiary as defined under Article 1(w) of Regulation S-X.

(d)	In March 2013, TCA notified Ace that the facility fee of $100,000 needed to be paid in additional shares or cash. In this respect, the 196,078 shares of Common Stock previously advance by the Company to TCA toward the facility fee were sold by TCA and it realized net proceeds of approximately $48,000. In March 2013, the Company elected to pay the remaining facility fee in cash.

The Company has evaluated all subsequent events through the filing date of this form 10-K for appropriate accounting and disclosures.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(1) Previous Independent Auditors:

a.	On January 25, 2013, the Company was informed that our registered independent public accountant, Peter Messineo, CPA, of Palm Harbor Florida (“PM”) declined to stand for re-appointment. PM has merged his firm into the registered firm of Drake and Klein CPAs PA.

b.	PM's report on the financial statements for the years ended December 31, 2011 and 2010 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

c.	Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the years ended December 31, 2011 and 2010 and including its review of financial statements of the quarterly periods through September 30, 2012 there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements. Through the interim period January 25, 2013 (the date of decline to stand for re-election of the former accountant), there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements.

d.	We have authorized PM to respond fully to the inquiries of the successor accountant

e.	During the years ended December 31, 2011 and 2010 and the interim period through December 26, 2012, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

(2) New Independent Accountants:

a.	On January 25, 2013, the Company engaged DKM Certified Public Accountants of Clearwater, Florida, as its new registered independent public accountant. During the year ended December 31, 2011 and 2010 and prior to January 25, 2013 (the date of the new engagement), we did not consult with DKM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by DKM, in either case where written or oral advice provided by DKM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2012.

Item 9.B.  Other Information.

On January 25, 2013, the Company entered into amendments to the Employments Agreements of Co-Chief Executive Officer, Dean L. Julia, and Co-Chief Executive, Michael D. Trepeta, extending their Employment Agreements through February 28, 2017, with an automatic one-year extension on each March 1st commencing on March 1, 2013, unless the Employment Agreement is terminated pursuant to its terms on or before December 30th of the prior calendar year. See “Item 11” herein for a description of the employment agreements of Messrs. Julia and M. Trepeta and their rights under said agreements.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The names, ages and principal occupations of the Company's present officers and directors are listed below.

		FIRST BECAME DIRECTOR
NAME (1)	AGE	AND/OR OFFICER	POSITION

Dean L. Julia	45	1998	Co-Chief Executive Officer/Secretary/Treasurer/Director/Co-Founder
Michael D. Trepeta	41	1998	Co-Chief Executive Officer/President/Director/ Co-Founder
Sean McDonnell	52	2005	Chief Financial Officer
Domenico Iannucci	57	2009	Director
Thomas Arnost	66	2011	Director
Sean Trepeta	45	2011	Director/President of Mobiquity Networks

______________

(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

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

MICHAEL D. TREPETA

Mr. Trepeta received a Bachelor of Science Degree in Applied Economics and Business Management with a minor in Communications from Cornell University in 1993. From 1993-1996, Mr. Trepeta worked as a stockbroker and was involved in the funding of numerous development-stage and growth companies. From September of 1996 through February 1998, he served as President of MDT Consulting Group, Inc., a corporation contracted by various companies to serve as a financial intermediary to investment bankers and to assist in developing products, services, and business strategies. In 1998, Mr. Trepeta co-founded Ace Marketing & Promotions as an officer, director and principal owner of the company. He continues to set the strategy for all integrated marketing efforts at Ace Marketing through the development of models and solutions that leverage the attributes of cutting edge marketing technologies. As CEO of Mobiquity (a wholly-owned subsidiary of Ace), Mr. Trepeta is responsible for setting strategy for the continued roll-out of Mobiquity's national proximity marketing network by securing long term strategic partnerships with key property owners and management companies while simultaneously forming key partnerships with out of home agencies who control the media assets within those properties. Mr. Trepeta , a founder of the Company,  has demonstrated his management ability at senior levels and he is expected to continue to serve on the board.

SEAN MCDONNELL

Sean J. McDonnell, Certified Public Accountant, has been self-employed and in private accounting practice since January 1990 handling many different types of business entities and associations. Mr. McDonnell has spent much of his time helping his customers grow their companies and acquire financing for the purchase of buildings and equipment. Prior to starting his own practice, he was employed from 1985 - 1990 as a senior staff member in the accounting firm of Breiner & Bodian CPA's. After graduating from Dowling College in 1984, he was employed by Kenneth Silver C.P.A. from 1984 - 1985. He is currently serving on the boards of the Police Athletic League, North East Youth Sports Association and Sound Beach Soccer Club, Inc. Mr. McDonnell has served as our Chief Financial Officer since January 3, 2005 and currently as an employee, he devotes such time to our affairs as is necessary for the performance of his duties.

DOMINICO IANNUCCI

Mr. Iannucci has owned and managed a residential and commercial construction company for over 24 years. Mr. Iannucci is serving as an independent director of the Company. Mr. Iannucci brings to the Board experience in other industries that the two other board members do not process.

THOMAS ARNOST

Mr. Thomas Arnost previously served as the Co-President of Univision Communications, Inc. Station Group, where he joined the company in 1994. He served as the Co-President of Univision Television Group, from 1997 to 2006, and prior to that as Executive Vice President of Univision. Television Group from 1994 to 1996. In 2002, Mr. Arnost helped in successful launch of the Telefutura Station Group, which has since, significantly contributed to Univision's overall revenue growth and market value. During his tenure with Univision, total station group revenue grew from under $120 million in 1993 to approximately $700 million in 2006. Also during his tenure, the Company’s market value grew from roughly $500 million to over $14 billion. Mr. Arnost has been a director of the Company since December 2011. Mr. Arnost’s extensive business, financial, management and leadership experience in the telecommunications industry particularly qualifies him for serving on the Company’s board as an independent director.

SEAN TREPETA

Prior to joining the Mobiquity Networks team in May of 2011, Mr. Trepeta was President of Varsity Networks, a leading online portal dedicated to serving the High School sports market. While at Varsity Networks, Mr. Trepeta grew the network to include over 10,000 high school team websites and was responsible for growing web traffic to include millions of monthly visitors and registered users across the country allowing for additional revenue streams through the placement of online advertising by major national brands. Prior to this, Mr. Trepeta was the President & Co-Founder of OPEX Communications, Inc., a leading telecommunication service provider which was located in Chicago, specializing in traditional long-distance, wireless, and dedicated services. Mr. Trepeta increased sales and was able to grow the company through agents and the Internet to $48 million in annual sales before selling OPEX in 2006. Before working for OPEX, Mr. Trepeta was the vice president of sales and marketing for the US Buying Group, Inc. responsible for developing a small business-buying program, which included value added services such as overnight shipping, office supplies, and computer software products, as well as a full line of telecommunications services. Mr. Trepeta also developed and implemented the agent and carrier divisions of USBG. Prior to joining USBG, he was with MCI Telecommunications and NYNEX in New York City. As President of Mobiquity Networks, Mr. Trepeta is responsible for once again setting all sales and marketing strategies internally as well as handling the relationship and training of the national sales force of Mobiquity's key out of home Mall Media partner, EYE Corp. He continues to foster strategic relationships with agencies and national brands. Mr. Trepeta holds a Bachelor of Science degree from the State University of New York at Cortland. Mr, Trepeta has been a director of the Company since December 2011. Mr. Trepeta’s extensive sales and marketing experience and management experience in the telecommunications industry qualifies him for serving on the Company’s board of directors.

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

Board Leadership Structure

In accordance with the Company's By-Laws, the Chairman of the Board presides at all meetings of the Board. Since the Company does not have a Chairman of the Board, the By-Laws of the Corporation require the President, Michael Trepeta, who also serves as Co -Chief Executive Officer, to serve as the Chairman of the Board and to preside at all meetings. Currently, the offices of President (who serves as Chairman of the Board and Co- Chief Executive Officer) are not separated. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is likely is in the best interests of the Company.

Indemnification

The New York Business Corporation Law contains provisions permitting and, in some situations, requiring New York corporations to provide indemnification to their officers and directors for losses and litigation expense incurred in connection with their service to the corporation. Our certificate of incorporation and bylaws contain provisions requiring our indemnification of our directors and officers and other persons acting in their corporate capacities.

In addition, we may enter into agreements with our directors providing contractually for indemnification consistent with the certificate of incorporation and bylaws. Currently, we have no such agreements. The New York Business Corporation Law also authorizes us to purchase insurance for our directors and officers insuring them against risks as to which we may be unable lawfully to indemnify them. We intend to obtain limited insurance coverage for our officers and directors as well as insurance coverage to reimburse us for potential costs of our corporate indemnification of officers and directors.

As far as exculpation or indemnification for liabilities arising under the Securities Act of 1933 may be permitted for directors and officers and controlling persons, we have been advised that in the opinion of the Securities and Exchange Commission such exculpation or indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

LACK OF COMMITTEES

Our Company has no audit, compensation or nominating committees of our board of directors or committees performing similar functions. Domenico Iannucci and Thomas Arnost are the Company’s “independent directors.”  Mr. Arnost is a “financial expert”, but Mr. Iannucci is not deemed a “financial expert.” The audit committee communications will go directly to the board members.

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

The Company may in the future form an audit committee to consist of one or more independent directors. In the event an audit committee is established, of which there can be no assurances given, its first responsibility would be to adopt a written charter.  Such charter would be expected to include, among other things:

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

CODE OF ETHICS

The Company has a code of ethics that applies to the Company's Chief Executive Officers and Chief Financial Officer which has been designed to deter wrongdoing and to promote:

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
29

•	The prompt internal reporting of violations of the code of ethics to an appropriate pre-identified person; and

•	Accountability for adherence to the code of ethics.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2012, Messrs.Thomas Arnost, Domencio Iannucci, Sean Trepeta each filed a form 4 late with the Commission. Mr. Sean Trepeta also filed a form 3 late with the Commission. To the best of the knowledge of the Company’s directors and officers, no other form 4’s or form 3’s were filed late with the Commission by officers directors or greater than 10% stock holders

Item 11.  Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2012 and 2011 by (1) each person who served as the principal executive officer of the Company during fiscal year 2012 and 2011; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2012 and 2011 with compensation during fiscal year 2012 and 2011 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2011. (Note: Sean Trepeta has been included in the table below as it is expected that he will earn more than $100,000 in cash compensation for 2012.)

					Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)	Total ($)
Dean L. Julia	2012	$293,710	$–	–	$63,000	–	–	$23,860	$380,570
Co-CEO of the Company	2011	$282,986	$6,000	–	$21,383	–	–	$24,993	$335,362

Michael D. Trepeta	2012	$293,710	$–	–	$63,000	–	–	$23,860	$380,570
Co-CEO of the Company	2011	$282,986	$6,000	–	$21,383	–	–	$21,728	$332,097

Sean Trepeta President of Mobiquity Networks (4)	2012	$195,000	$–	–	$37,500	–	–	$23,860	$256,360
	2011	$30,000	$5,300	–	$14,789	–	–	$13,170	$63,259

________________

(1)	The options and restricted stock awards presented in this table for fiscal 2011 and 2012 reflects the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such Shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.
30

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	Sean Trepeta receives $10,000 per month plus commissions on sales of proximity marketing business or Ace products of up to $10,000 per month. Mr. Trepeta also receives commissions on sales of Ace products, which commissions totaled $75,000 in 2012.

For a description of the material terms of each named executive officers’ employment agreement, including the terms of the terms of any common share purchase option grants, see that section of this Form 10-K captioned “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2012 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see “Employment Agreements”.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean L. Julia	250,000	–	–	$1.00	01/03/15	–	–	–	–
(1)	200,000	–	–	$1.20	12/28/15	–	–	–	–
	150,000	–	–	$1.20	08/22/17	–	–	–	–
	50,000	–	–	$1.20	03/01/13	–	–	–	–
	50,000	–	–	$.65	03/02/19	–	–	–	–
	50,000	–	–	$.54	03/25/20	–	–	–	–
	200,000	–	–	$.50	04/07/20	–	–	–	–
	100,000	–	–	$.26	02/28/21	–	–	–	–
	100,000	–	–	$.61	02/28/22	–	–	–	–
Michael D. Trepeta
(1)	250,000	–	–	$1.00	01/03/15	–	–	–	–
	200,000	–	–	$1.20	12/28/15	–	–	–	–
	150,000	–	–	$1.20	08/22/17	–	–	–	–
	50,000	–	–	$1.20	03/01/13	–	–	–	–
	50,000	–	–	$.65	03/02/19	–	–	–	–
	50,000	–	–	$.54	03/25/20	–	–	–	–
	200,000	–	–	$.50	04.07/20	–	–	–	–
	100,000	–	–	$.26	02/28/21	–	–	–	–
	100,000	–	–	$.61	02/28/21	–	–	–	–
Sean Trepeta
(2)	100,000	–	–	$.30	08/13/13	–	–	–	–
	50,000	–	–	$.75	05/07/22	–	–	–	–

(1)	All options contain cashless exercise provisions and are currently fully vested.

(2)	Sean Trepeta owns warrants issued on April 21, 2011 which are not granted under a compensation plan.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	Monthly Salary (1)	Bonus (2)

Dean L. Julia	Co-Chief Executive Officer	$ 26,000	Annual bonus of at least 5% of pre-tax earnings
Michael Trepeta	Co-Chief Executive Officer	$ 26,000	Annual bonus of at least 5% of pre-tax earnings

(1)	Compensation of each executive officer named in the table above has his monthly base salary increased by $2,000 each subsequent March 1st during the term of the agreement and any extensions thereof. The next scheduled salary increase to $28,000 per month was scheduled to occur on March 1, 2013; however, Messrs. Julia and Trepeta have deferred the salary increase as of the filing date of this Form 10-K and they may elect to take the deferred salary increase at a later date either in cash and/or in stock.

(2)	Annual bonuses are paid by us by the last business day of March for the preceding calendar (fiscal) year, except in the event of termination prior to the end of any fiscal year (other than termination for cause), a pro rata portion of the annual bonus shall be paid within 30 days of termination.

A summary of each Executive’s employment agreement, as amended, is as follows:

As of March 1, 2013, each Executive’s Employment Agreement currently expires on the February 28, 2018 and automatically renews for a period of one year thereafter effective on March 1st of each new calendar year unless the Employment Agreement is terminated in accordance with its terms on or prior to December 30th of the prior calendar year. Each Executive may terminate his Employment Agreement upon written three-month notice.  In such event, the Company shall be relieved of all of its obligations under the Agreement, except for payment of the Executive’s Base Salary and Annual Bonus earned and unpaid through the effective date of termination, those obligations with respect to indemnification and director and officer insurance and severance pay as described below.

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

In the event of termination by the Company of Executive’s Employment Agreement without cause, then the Executive shall be entitled to receive on the termination date termination pay of one-year base salary based upon the scheduled annual salary of each executive officer for the next contract year, plus the amount of bonuses paid or entitled to be paid to the executive for the current fiscal year or the preceding fiscal year, whichever is higher.  In the event of termination, the executives will continue to receive all salary and benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof.

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
33

—	Use of company automobile with all related costs paid for by us;
—	Health insurance;
—	Right to participate in any pensions of our company;
—	Health insurance; and
—	Right to participate in any pensions of our company.

Additional Compensation

In the event Mobiquity Networks, Inc. raises financing for its operations, as a stand alone enterprise, Michael Trepeta agrees to continue to serve as Chief Executive Officer of Mobiquity and Dean L. Julia agrees to continue to serve as Chief Operating Officer of Mobiquity.  As partial consideration for their services, each person shall receive ten year options to purchase 1,500,000 Shares of Mobiquity's Common Stock owned by Ace at an exercise price of $.01 per Share.

Employment Arrangements

Sean Trepeta became President of Mobiquity Networks in 2011. Mr. S. Trepeta is currently earning $10,000 per month plus commissions as an employee of the Mobiquity pursuant to which he can earn up to an additional $10,000 per month on revenues received by Mobiquity. Mr. S. Trepeta can also earn commissions on sales of Ace’s other products and services. Mr. S. Trepeta received in April 2011 warrants to purchase 100,000 shares of the Company’s Common Stock exercisable at $.30 per share through August 13, 2013, plus 100,000 restricted shares of Common Stock, in consideration of advisory services rendered in connection with a private placement offering.

DIRECTOR COMPENSATION

Stock Options

Stock options and equity compensation awards to our non-employee / non-executive directors are at the discretion of the Board. See Director Compensation table below.

Cash Compensation

Our non-employee / non-executive director is eligible to receive a fee of $500 to be paid for attending each Board meeting; however, no fees were paid in 2012.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

The following table shows the overall compensation earned for the 2012 fiscal year with respect to each non-employee and non-executive director as of December 31, 2012.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Thomas Arnost, Director (4)	$10,000	–	$37,500	–	–	1,234	$48,734

Domenico Iannucci, Director (4)	–	–	$37,500	–	–	–	$37,500

(1)           The restricted stock awards and options presented in this table for 2012 reflect the full grant date fair value as if the total dollar amount were earned in the year of grant. As a general rule, for time-in-service-based options, the Company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.

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

(4)   On May 7 2012, Messrs. Arnost and Iannucci each received 10 year options to purchase 50,000 shares of Common Stock at an exercise price of $.75 per share. In fiscal 2011, Mr. Arnost received options to purchase 200,000 shares of the Company’s Common Stock exercisable at $.60 per share from the date of issuance through December 20, 2016. Also in fiscal 2011, Mr. Iannucci received options to purchase 50,000 shares of the Company’s Common Stock, exercisable at any time from the date of issuance through February 28, 2021 at an exercise price of $.26 per share.

Employee Benefit and Consulting Services Compensation Plans

On January 3, 2005, our company established an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) covering 2,000,000 shares, which 2005 Plan was ratified by our stockholders on February 9, 2005.  On August 12, 2005, the company’s stockholders approved a 2,000,000 share increase in the 2005 Plan to 4,000,000 shares. On August 28, 2009, the Board adopted the “2009 Plan” identical to the 2005 Plan with 4,000,000 shares under the 2009 Plan. All references to “the Plans” include the 2005 Plan and 2009 Plan.

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

Types of Awards

The Plans are designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders.  In furtherance of this purpose, the Plans contain provisions for granting non-statutory stock options and incentive stock options and common stock awards.

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

Awards

As of December 31, 2012, the Company has granted options to purchase 4,575,000 shares of the Company’s Common Stock with a weighted average exercise price of $.76 per share under the Plans. The board has granted options with varying terms.

It is not possible to predict the individuals who will receive future awards under the Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board.  The table below contains information as of December 31, 2012 on the known benefits provided to certain persons and group of persons under the Plan.

	Number of Shares Subject to Options	Range of Exercise Price ($) per Share	Value of Unexercised Options at Dec. 31, 2012 (1)
Dean L. Julia, Co-CEO (2)	1,150,000	$.26 - $1.20	$4,000
Michael D. Trepeta, Co-CEO (2)	1,150,000	$.26 - $1.20	$4,000
Sean McDonnell, Chief Financial officer	50,000	$1.00	$-0-
Sean Trepeta (2) President, Mobiquity Networks	150,000	$.30 -$.75	$-0-
Four Executive Officers as a group	2,500,000	$.26 - $1.20	$8,000
Thomas Arnost	250,000	$.60-$.75	$2,000
Domenico Iannucci	250,000	$.26 - $.75	$0
Non-Executive Officer, Employees and Consultants	1,675,000	$.30-$ 1.20	$-0-

____________________

N/A	Not applicable.
(1)	Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $.30 based upon a last sale on (or the last trade date before) December 31, 2012) and the option exercise price by (b) the number of shares of Common Stock underlying the option.
(2)	Does not include warrants to purchase 100,000 shares granted outside of any compensation plan.

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

Termination or Amendment of the Plans

The board may at any time amend, discontinue, or terminate all or any part of the Plans, provided, however, that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided that we will seek the approval of our stockholders for any amendment if such approval is necessary to comply with any applicable federal or state securities laws or rules or regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 7, 2013, the Company had outstanding 34,230,252 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage

Michael D. Trepeta (2)	2,316,402	6.5
Dean L. Julia (2)	2,286,901	6.5
Sean McDonnell (3)	50,000	*
Domincio Iannucci (4)	839,650	2.4
Sean Trepeta (5)	1,050,001	3.0
Thomas Arnost (6)	1,900,001	5.4
All directors and officers as a group (six persons) (7)	8,442,955	22.0
Clyde Berg (8)	3,700,000	10.4

____________

Represents less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner. All addresses are c/o Ace Marketing & Promotions Inc. 600 Old Country Road, Suite 541, Garden City, NY 11530.
(2)	Includes options to purchase 1,300,000 shares.
(3)	Includes options to purchase 50,000 shares.
(4)	Consists of 539,650 shares of Common Stock and options to purchase 300,000shares.
(5)	Includes options/warrants to purchase 283,334 shares.
(6)	Includes options/warrants to purchase 966,667 shares.
(7)	Includes options/warrants to purchase 4,200,001 shares.
(8)	Includes warrants to purchase 1,400,000 shares.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2012 and relates to our 2005 Plan and 2009 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(2)
2005 and 2009 Equity Compensation Plans (1)	4,575,000	$.76	3,217,000

_____________________

(1)	Options are exercisable at a price range of $.10 to $1.20 per share.

(2)	The foregoing table does not reflect 208,000 shares of Common Stock issued pursuant to the 2005 Plan as restricted stock awards.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Recent Securities Transactions

Since 2010, the Company completed the following private placement offerings with non-affiliated persons except as otherwise noted:

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

The Company is required to file a Registration Statement with the Securities and Exchange Commission (“SEC”) to register the resale of the shares of Common Stock sold in the private placement offering and the resale of the shares of Common Stock issuable upon exercise of the Class AA Warrants (collectively the “Registrable Shares”).  If a Registration Statement covering the Registrable Shares is not filed with the SEC on or before March 15, 2012 or is not declared effective within 120 days of January 30, 2012 (subject to a 60 day extension in the event the SEC is performing a full review of the Registration Statement), the Company shall pay to each investor as liquidated damages, a payment equal to 1.5% of the aggregate amount invested by such investor in the offering, cumulative for every 30 day period until such Registration Statement has been filed or declared effective or a portion thereof. Such liquidated damages shall not exceed 15% per annum. The Company, at its sole discretion, shall pay the liquidated damage payment in cash and/or Common Stock of the Company based upon the closing sale price of the Company’s Common Stock on the trading day preceding the date triggering the payment of the liquidated damages. As of the filing date of this Form 10-K, the Registration Statement has not been filed and the Company has elected to issue the maximum liquidation damages for a period of one year of an aggregate of 197,860 shares.

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

On July 10, 2012, the Company sold 1,347,201 shares of its Common Stock to various investors at $.45 per share subject to certain anti-dilution rights for a period of twenty four months. The Company received gross proceeds of $606,240 before offering costs. Each investor received Fixed Price Warrants to purchase 50% of the number of shares of Common Stock purchased in the Offering. The Fixed Price Warrants are exercisable at any time from the date of issuance through July 10, 2017 at an exercise price of $.55 per share. Each investor also received a Warrant to purchase 20% of the number of shares that were purchased in the Offering (the “Milestone Warrants”). The Milestone Warrants will automatically be exercised without any additional consideration to be paid in the event the Company reports audited gross revenues of less than $5,000,000 for the period July 1, 2012 through June 30, 2013 unless the volume weighted average price for the Company’s Common Stock exceeds $1.00 per share for a period of at least 30 trading days prior to January 5, 2013. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In November, 2012, preferred stock investors who invested an aggregate of $250,000 in April 2012 at a $1 per share agreed to convert their 250,000 preferred shares into an aggregate of 833,334 common shares and warrants to purchase 416,667 shares, which warrants are identical to the warrants which were sold to the investors described below. See “Footnote (6) of Item 5.”

In November 2012, the aforementioned Series 1 stock investors, who invested an aggregate of $250,000 in April 2012 together with another Common Stock holder, invested $301,000 at an offering price of $.30 per share and received 1,003,334 shares of Common Stock and Warrants to purchase 501,667 shares, exercisable at $.50 per share through December 15, 2017. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On November 27, 2012, the Company engaged Legend Securities, Inc. to act a Placement Agent in connection with a private placement offering, which offering was completed in January 2013. The Company received gross proceeds of $950,000 from the completion of said offering, including $100,000 and $50,000 from directors of the Company, Thomas Arnost and Sean Trepeta. In connection with this offering, the Company issued to Legend’s investors a total of approximately 3,166,670 shares of common stock. For every two shares invested, each investor received a warrant to purchase one share of common stock, exercisable at $.50 per share through December, 15, 2017. In addition to cash compensation, Legend received warrants to purchase 15% of the number of shares sold in the offering. The Placement Agent warrants are identical to the warrants sold to investors in the offering. After the aforementioned offering, a current stockholder of the Company invested a total of $60,000 into the Company and in February 2013, another current stockholder of the Company invested $160,000 into the Company. In both cases, the current stockholders received the same terms as those offered to the Legend Securities investors. As a result of these offerings completed in January/February 2013, the Company received gross proceeds of $1,170,000 to improve its financial condition and for use as general working capital with an emphasis on its Proximity Marketing business. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Transactions with Officers and Directors

The following describes transactions between the Company and its officers and directors for the past two fiscal years ended December 31, 2012(except as noted above).

Please see the sections titled “Employment Agreements”, “Employment Arrangements” and “Executive Compensation: above for a description of compensation and employment agreements or arrangements paid or options/warrants granted to Dean Julia, Chief Executive Officer of the Company, Michael Trepeta, Co-CEO of the Company, and Sean Trepeta, President of Mobiquity Networks. Sean McDonnell, Chief Financial Officer of the Company, also receives a salary below the amount required of disclosure under “Executive Compensation.”

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

In March 2012, the Company granted each of Dean L. Julia and Micheal Trepeta 10 year options to purchase 100,000 shares exercisable at $.61 per share.

In May 2012, the Company granted each of Messrs. Iannucci, S. Trepeta, and Arnost options to purchase 50,000 shares exercisable at $.75 per share over a term of 10 years.

In July 2012, the Company approved and in January 2013 the Company implemented amending the employment agreements of Messrs. Julia and M. Trepeta to expire on February 28, 2017, subject to an automatic one year renewal on March 1, 2013 and on each March 1st thereafter, unless the Employment Agreement is terminated in accordance with its terms on or before December 30th of the prior calendar year.

On February 13, 2013, the Company granted each of its five directors 10-year options to purchase 50,000 shares of Common Stock, exercisable at $.25 per share. On March 1, 2013 the Company granted Messrs. Julia and M. Trepeta 10-year options to purchase 100,000 shares exercisable at $1.00 per share.

On March 1, 2013, the Company granted each of Dean L. Julia and Micheal Trepeta 10 year options to purchase 100,000 shares exercisable at $.38 per share.

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

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, Peter Messineo for the audit of our annual consolidated financial statements for the years ended December 31, 2011 and 2012.

	Year Ended December 31,
	2011	2012
Audit fees	$18,000	$20,000
Audit- related fees	6,000	6,000
Tax fees	–	–
All other fees	–	–

Total fees	$24,000	$26,000

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

None of the services described above for 2011 or 2012 provided by Peter Messineo CPA were approved by the Board pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Item 15. Exhibits and Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under "ITEM 8. FINANCIAL STATEMENTS and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2012 and 2011:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statement of Stockholders' Equity

Notes to Financial Statements

(b)  EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (15)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the Company and TCA(13)
10.13	Equity Agreement dated June 12, 2012 by and between the Company and TCA (13)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
21.1	Subsidiaries of the Issuer (11)
23.1	Consent of Peter Messineo, CPA (11)
23.2	Consent of DKM, Certified Public Accountants (11)
31.1	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (11)
31.2	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (11)
31.3	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (11)
32.1	Co-Principal Executive Officer Section 1350 Certification (11)
32.2	Co-Principal Executive Officer Section 1350 Certification (11)
32.3	Principal Financial Officer Section 1350 Certification (11)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (15)
99.13	Form of Class BB Warrant (15)
42

101.SCH	Document, XBRL Taxonomy Extension (14)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (14)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (14)
101.LAB	Linkbase, XBRL Taxonomy Extension (14)
101.PRE	Presentation Linkbase (14)

______________

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Filed herewith.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012
(14)	To be filed by amendment on or before the due date of this Form 10-K.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2011.

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
Dean L. Julia, Chairman of the
Board and Co-Principal Executive Officer

Dated:  Garden City, New York

March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Chairman of the Board	March 15, 2013
Dean L. Julia	Principal Executive Officer

/s/ Sean McDonnell	Principal Financial Officer	March 15, 2013
Sean McDonnell

/s/ Michael D. Trepeta	Co-Chief Executive Officer, President, Director	March 15, 2013
Michael D. Trepeta

/s/ Sean Trepeta	Director	March 15, 2013
Sean Trepeta

Director
Domenico Iannucci

Director
Thomas Arnost

Dean L. Julia, Michael D. Trepeta, Sean Trepeta, Domenico Iannucci and Thomas Arnost represent all the current members of the Board of Directors.