Form 10-K/A
period 2012-12-31
ACE MARKETING & PROMOTIONS INC
filed 2013-03-22
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Item 15. Exhibits.

Exhibit Number	Description
31.1	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification *
31.2	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification *
31.3	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification *
32.1	Co-Principal Executive Officer Section 1350 Certification *
32.2	Co-Principal Executive Officer Section 1350 Certification *
32.3	Principal Financial Officer Section 1350 Certification *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*           These exhibits were previously included or incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

By:	/s/ Dean L. Julia
Dean L. Julia, Chairman of the
Board and Co-Principal Executive Officer

Dated:  Garden City, New York

March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Chairman of the Board	March 22, 2013
Dean L. Julia	Principal Executive Officer

/s/ Sean McDonnell	Principal Financial Officer	March 22, 2013
Sean McDonnell

/s/ Michael D. Trepeta	Co-Chief Executive Officer, President, Director	March 22, 2013
Michael D. Trepeta

/s/ Sean Trepeta	Director	March 22, 2013
Sean Trepeta

Director
Domenico Iannucci

Director
Thomas Arnost

Dean L. Julia, Michael D. Trepeta, Sean Trepeta, Domenico Iannucci and Thomas Arnost represent all the current members of the Board of Directors.