Form 10-Q
period 2013-03-31
ACE MARKETING & PROMOTIONS INC
filed 2013-05-15
CIK 1084267

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Yes ☐   No ☒

As of March 31, 2013, the registrant had a total of 36,042,253 shares of Common Stock outstanding.

ACE MARKETING & PROMOTIONS, INC.

FORM 10-Q QUARTERLY REPORT

ACE MARKETING &

PROMOTIONS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$746,291	$362,598
Accounts receivable, net of allowance for doubtful accounts of $20,000 at March 31, 2013 and December 31, 2012	303,504	444,262
Prepaid expenses and other current assets	353,912	263,575
Total Current Assets	1,403,707	1,070,435

Property and Equipment, net	685,962	748,234

Other Assets	27,501	27,501
Total Assets	$2,117,170	$1,846,170

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$312,148	$348,712
Accrued expenses	109,122	160,098
Total Current Liabilities	421,270	508,810
Long Term Liability – Note Payable	312,455	298,376
	733,725	807,186
Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 0 and 220,000 issued and outstanding at March 31, 2013 and December 31, 2012	0	22
Common stock, $.0001 par value; 100,000,000 shares authorized; 36,042,253 and 30,252,938 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3,605	3,025
Additional paid-in capital	16,055,862	14,485,740
Accumulated deficit	(14,644,521)	(13,418,302)
	1,414,946	1,070,485
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	1,383,445	1,038,984
Total Liabilities and Stockholders' Equity	$2,117,170	$1,846,170

See notes to condensed consolidated financial statements.

ACE MARKETING &

PROMOTIONS, INC.

Condensed Statements of Operations

Three Months Ended March 31,

	2013	2012
	Unuadited	Unaudited

Revenues, net	$619,725	$517,317
Cost of Revenues	456,006	419,658
Gross Profit	163,719	97,659

Operating Expenses:
Selling, general and administrative expenses	1,354,160	1,001,845
Total Operating Expenses	1,354,160	1,001,845

Loss from Operations	(1,190,441)	(904,186)

Other Income (Expense):
Interest expense	(35,884)	–
Interest income	106	116
Total Other Income (Expense)	(35,778)	116

Net Loss	$(1,226,219)	$(904,070)

Net Loss Per Common Share:
Basic	$(0.04)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic	35,336,834	24,340,531

See notes to condensed consolidated financial statements.

ACE MARKETING &

PROMOTIONS, INC.

Statement of Stockholders' Equity

Year Ended December 31, 2012 and Three Months Ended March 31, 2013

	Total Stockholders’	Preferred Stock		Common Stock		Additional Paid-In		Treasury Stock
	Equity	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount
Balance, at December 31, 2011	$1,683,993			23,284,236	$2,328	$10,997,407	$(9,284,241)	23,334	$(31,501)
Stock Purchase	1,752,240			4,208,872	434	1,751,806
Stock Grant	1,210,911			1,926,496	179	1,210,732
Stock Purchase Preferred	470,000	470,000	47	–	–	469,953
Conversion of Preferred Stock		(250,000)	(25)	833,334	84	(59)
Option Grant	219,647					219,647
Warrant Grant	50,684					50,684
Beneficial Conversion Feature	120,254					120,254
Closing Costs on equity issuance	(334,684)					(334,684)
Net Loss	(4,134,061)						$(4,134,061)
Balance, at December 31, 2012	$1,038,984	$220,000	$22	30,252,938	$3,025	$14,485,740	$(13,418,302)	23,334	$(31,501)
Stock Purchase	1,550,317		–	5,166,673	518	1,549,799	–	–	–
Offering Costs	(111,817)	–	–			(111,817)	–	–	–
Conversion of preferred stock		(220,000)	(22)	528,000	53	(31)	–	–	–
Stock Grant	34,625			94,642	9	34,616	–	–	–
Stock Compensation	97,555					97,555
Net Loss	(1,226,219)	–	–	–	–	–	(1,226,219)	–	–
Balance, at March 31, 2013	$1,383,445	–	$–	36,042,253	$3,605	$16,055,862	$(14,644,521)	23,334	$(31,501)

See notes to condensed consolidated financial statements.

ACE MARKETING &

PROMOTIONS, INC.

Condensed Statements of Cash Flows

Three Months Ended March 31,

	2013	2012
	Unuadited	Unaudited

Cash Flows from Operating Activities:
Net loss	$(1,226,219)	$(904,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,272	48,349
Stock-based compensation	132,180	278,307
Amortization of deferred financing costs	14,079
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	140,758	247,914
Prepaid expenses and other assets	(90,337)	(53,979)
(Decrease) Increase in operating liabilities:
Accounts payable and accrued expenses	(87,540)	(160,178)
Total adjustments	176,412	360,413
Net Cash Used in Operating Activities	(1,049,807)	(543,657)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(5,000)	(25,610)
Net Cash (Used) in Provided by Investing Activities	(5,000)	(25,610)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,438,500	457,612
Net Cash Provided by Financing Activities	1,438,500	457,612

Net Increase (Decrease) in Cash and Cash Equivalents	383,693	(111,655)
Cash and Cash Equivalents, beginning of period	362,598	605,563
Cash and Cash Equivalents, end of period	$746,291	$493,908

Supplemental Disclosure Information:
Cash paid for interest	$21,805	$–
Cash paid for taxes	–	–
	$21,805	$–

See notes to condensed consolidated financial statements.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

Ace Marketing & Promotions, Inc. (the "Company" or "Ace") is a business and technology development company focusing on brand marketing, advanced integrated marketing platforms, mobile marketing, social networks, website development and digital media.

Corporate Developments

On January 28, 2013, the Company announced that the Board of Directors has proposed to change the Company's name to "Applied Marketing Technologies Inc.", subject to the shareholders' approval at the upcoming shareholder meeting, which meeting date is currently undetermined.

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

The first new subsidiary is Ace Marketing, Inc. (“AMI”), an Integrated Marketing Company focused on marketing process analysis and technology-based growth acceleration strategies. AMI offers Brand Analysis & Development, Website Analysis & Development, Database Analysis & Building, and Integrated Marketing Campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that help its clients connect with their customers and acquire new business. Additionally, AMI will utilize our proprietary back - office business process management platform dubbed “Axxion”. The Company created this platform to ensure efficient business process scalability. Axxion will be the cornerstone of a planned growth strategy focused on acquisition and an aggressive sales team expansion.

The second new subsidiary is Venn Media, Inc. created to commercialize a proprietary Web Development Platform (with CMS as defined below) engineered to revolutionize the way websites are developed and maintained. The Venn Media platform drastically reduces the programming and coding required to deliver outstanding functionality, and delivers a Content Management System (“CMS”) that puts the control of content back into the Clients’ hands. More importantly, the Venn Media CMS allows clients to manage their Branded Merchandise/Company Store, In-House Database, E-mail and SMS Text marketing communication from a single platform. Over 75 projects have already been built and successfully launched on Venn Media’s version one platform. Version two, which is already in development, with advanced social media integration is scheduled to be launched later in fiscal 2013.

The third subsidiary is Mobiquity Networks, Inc. (“Mobiquity”), a leading provider of hyper-local mobile marketing solutions. Mobiquity is continuing to attempt to build one of the nation's largest Proximity Marketing networks. Proximity Marketing is a location-based marketing tool that delivers rich digital content to any Bluetooth or Wi-Fi enabled device within a 300ft radius of a central terminal. Mobiquity’s technology permits delivery to virtually any mobile device and properly formats each message to ensure that every user receives the best possible experience. Results are fully trackable, giving campaigns full performance accountability. Mobiquity offers brands the opportunity to reach millions of consumers with relevant, engaging content that is 100% free to the end user. The Mobiquity network is the largest mall-based network of its kind. It is currently installed in 75 malls across the US, covering each of the top 10 designated marketing areas “DMA’s”), and has the ability to reach approximately 96 million shopping visits per month.

The Company has been licensing the U.S. rights to its proximity marketing units from FuturLink, SA, a pioneer in the field of location-based mobile marketing and purchasing its inventory directly from FuturLink. These proximity marketing units were developed by FuturLink with innovative platforms utilizing Bluetooth, Wi-Fi, QR (Quick Response codes) and NFC (Near Field Communications) to create, manage and deploy mobile marketing campaigns. See “Subsequent Events.”

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

NOTE 2:  SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and footnotes thereto are unaudited.

The Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

The information contained in this report on Form 10-Q should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2012.

ESTIMATES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

CASH AND CASH EQUIVLENTS

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

LONG-LIVED ASSETS

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at March 31, 2013 and December 31, 2012.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

REVENUE RECOGNITION

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

STOCK BASED COMPENSATION

The Company issues restricted stock to consultants and employees for various services Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  In May 2008 the Company entered into a consulting agreement for services to be rendered over a five year period.  The consulting expense is to be recognized ratably over the requisite service period.

INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The Company currently has a deferred tax asset resulting from net operating losses incurred in prior years. The deferred tax asset is currently off-set by an equal valuation allowance (100%).

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

NOTE 3: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 21,123,000 and 16,600,000 because they are anti-dilutive as a result of a net loss for the three months ended March 31, 2013 and 2012, respectively.

NOTE 4: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended March 31, 2013 and 2012 include employee share-based compensation expense totaling $132,180 and $278,307, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Employee stock-based compensation - option grants	$29,552	$126,000
Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - option grants	30,207	31,182
Non-Employee stock-based compensation - stock grants	34,625	121,125
Non-Employee stock-based compensation-stock warrant	37,796	–

Total	$132,180	$278,307

NOTE 5: STOCK OPTION PLAN

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

The weighted average assumptions made in calculating the fair values of options granted under the Plans during the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012

Expected volatility	81.80%	322.29%
Expected dividend yield	–	–
Risk-free interest rate	1.35%	2.03%
Expected term (in years)	7.14	9.92

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2013	4,575,000	.76	5.81	$0
Granted	520,000	.36	7.46
Exercised	–
Cancelled & Expired

Outstanding, March 31, 2013	5,095,000	.72	4.56

Options exercisable, March 31, 2013	5,095,000	.72	4.52	$138,950

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2013 and 2012 was $.36 and $0.63, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.45 closing price of the Company's common stock on March 31, 2013.

As of March 31, 2013, the fair value of unamortized compensation cost related to unvested stock option awards was zero.

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012

Expected volatility	87.00%	56.83%
Expected dividend yield	–	–
Risk-free interest rate	1.42%	1.07%
Expected term (in years)	7.89	3.00

	Share	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2013	12,694,655		$.62	4.43	$0
Granted	3,333,340		$.45	4.71
Exercised	–		–
Cancelled	–		–
Outstanding, March 31, 2013	16,027,995	$	. 49	4.71

Warrants exercisable, March 31, 2013	16,027,995		$.49	4.71	$952,750

NOTE 6: CONSULTING AGREEMENTS

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

In January 2013, the Company entered into a financial consulting agreement pursuant to which the Company over a term of one year is obligated to pay $10,000 per month as an advisory fee and warrants to purchase 600,000 shares of Common Stock, exercisable over a period of five years through January 2017 at an exercise price of $.30 per share with 150,000 warrants vested immediately and an additional 150,000 warrants vesting quarterly.

In February 2013, the Company entered into an additional financial consulting agreement for a period of 90 days. Pursuant to said agreement, the Company agreed to pay $5,000 per month and to issue 100,000 restricted shares of common stock during the term of the agreement, including 70,000 restricted shares in the first quarter and 30,000 shares in the second quarter of 2013.

In April 2013, the Company entered into a business development and consulting contract for a term commencing in April and expiring December 31, 2013. Pursuant to said agreement, the Company is paying a cash fee of $5,000 per month, which cash fee may be mutually suspended at any time by the parties. The Company is also required to issue 1,500,000 shares of restricted Common Stock and warrants to purchase 500,000 restricted shares of Common Stock, exercisable at $.30 per share, over a period of five years. The warrants contain cashless exercise provisions in the event there is not an effective registration statement covering the resale of the underlying shares. Of the 1,500,000 shares, 1,071,430 shares vest in the second quarter of 2013 together with an additional 71,430 warrants. An additional 71,430 shares and warrants vest monthly from July through December 2013.

NOTE 7: PRIVATE PLACEMENT

In January 2012, the Company received gross proceeds of $575,000 from the sale of 958,338 shares of Common Stock at a purchase price of $.60 per share. Rockwell Global Capital LLC acted as Placement Agent of the private placement offering, which also included the sale of Warrants to purchase 191,671 shares of Common Stock, exercisable at $.60 per share and expiring on January 18, 2016. The Placement Agent received a $25,000 advisory fee, $51,750 in commissions and warrants to purchase 95,833 shares identical to the warrants sold to investors in the offering. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

The Company was required to file a Registration Statement with the Securities and Exchange Commission (“SEC”) to register the resale of the shares of Common Stock sold in the private placement offering and the resale of the shares of Common Stock issuable upon exercise of the Class AA Warrants (collectively the “Registerable Shares”).  If a Registration Statement covering the Registerable Shares is not filed with the SEC on or before March 15, 2012 or is not declared effective within 120 days of January 30, 2012, the Company was required to pay to each investor as liquidated damages, a payment equal to 1.5% of the aggregate amount invested by such investor in the offering, cumulative for every 30 day period until such Registration Statement has been filed or declared effective or a portion thereof, up to a maximum of 15% per annum. The Company, at its sole discretion, elected to pay the liquidated damage payment in Common Stock totaling an aggregate of 197,860 shares.

In April 2012, the Company received $270,000 from the exercise of Warrants and issued 900,000 shares of its Common Stock.

Between April 1, 2012 and May 15, 2012, the Company sold 470,000 shares of Series 1 Convertible Preferred Stock at $1.00 per share. The Series 1 Preferred Stock had certain optional conversion rights and a mandatory conversion right into common stock on March 31, 2013. In November, 2012, the Series 1 preferred stock investors who invested an aggregate of $250,000 in April 2012 at a $1 per share agreed to convert their 250,000 preferred shares into an aggregate of 833,334 common shares and warrants to purchase 416,667 shares, which warrants are exercisable at $.50 per share through December 15, 2017. The remaining 220,000 shares of outstanding Series 1 Preferred Stock automatically converted into 528,000 shares of restricted Common Stock on March 31, 2013.

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

In November 2012, the aforementioned Series 1 Preferred Stock investors, who invested an aggregate of $250,000 in April 2012 together with another Common Stock holder, invested $301,000 at an offering price of $.30 per share and received 1,003,334 shares of Common Stock and Warrants to purchase 501,667 shares, exercisable at $.50 per share through December 15, 2017. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On November 27, 2012, the Company engaged Legend Securities, Inc. to act a Placement Agent in connection with a private placement offering, which offering was completed in January 2013. The Company received gross proceeds of $950,000 from the completion of said offering, including $100,000 and $50,000 from directors of the Company, Thomas Arnost and Sean Trepeta. In connection with this offering, the Company issued to Legend’s investors a total of approximately 3,166,670 shares of common stock. For every two shares invested, each investor received a warrant to purchase one share of common stock, exercisable at $.50 per share through December, 15, 2017. In addition to cash compensation, Legend received warrants to purchase 15% of the number of shares sold in the offering. The Placement Agent warrants are identical to the warrants sold to investors in the offering. After the aforementioned offering, a current stockholder of the Company invested a total of $60,000 into the Company and in February 2013, another current stockholder of the Company invested $160,000 into the Company. In both cases, the current stockholders received the same terms as those offered to the Legend Securities investors. In March 2013, the Company continued to raise money on the same terms with investors receiving a share of common stock at $.30 per share and 50% warrant coverage, with the warrant exercisable at $.50 per share through December 15, 2017. As a result of these offerings completed in the first quarter of 2013, the Company received gross proceeds of $1,550,002 to improve its financial condition and for use as general working capital with an emphasis on its Proximity Marketing business. During the quarter ended March 31, 2013,  a total of 5,166,673 shares were issued. The Company incurred offering costs of $111,817.  Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

NOTE 8: SHARE BASED COMPENSATION

WARRANTS

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

In April 2012 the Company entered into various business advisory agreements pursuant to which a total of 535,000 shares were issued in connection with services rendered. In September 2012, an aggregate of 71,040 shares of common stock were returned to the Company for cancellation to settle a dispute between the Company and certain consultants. See “Note 6” for a description of consulting agreements during 2012 and the first quarter of 2013, which agreements involve the payment of cash, stock and warrants.

NOTE 9: SEGMENT INFORMATION

Reportable operating segment is determined based on Ace Marketing & Promotion Inc.’s management approach. The management approach, as defined by accounting standards which have been codified into FASB ASC 280, “Segment Reporting,” is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our chief operating decision-makers are our Co-Chief Executive Officers.

While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-makers also manage the enterprise in two operating segments, namely, (i) Branding & Branded Merchandise (which includes Venn Media) and (ii) Mobil Marketing.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Quarter Ended March 31, 2013
	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Revenues, net	$619,725	0	$619,725
Operating (loss), before interest amortization, depreciation and taxes	(618,066)	(519,182)	(1,137,248)
Interest income	106	-	106
Interest (expense)	(21,805)	-	(21,805)
Depreciation and amortization	(19,826)	(47,446)	(67,272)
Exp Net Loss	(659,591)	(566,628)	(1,226,219)
Assets at March 31, 2013	1,495,717	621,453	2,117,170

All intersegment sales and expenses have been eliminated from the table above.

NOTE 10: EMPLOYMENT CONTRACTS

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

NOTE 11: FACILITIES

In February 2012, the Company entered into a lease agreement for new executive office space of approximately 4,200 square feet located at 600 Old Country Road, Garden City, NY 11530. The lease agreement is for 63 months commencing May 12, 2012. The annual rent under this office facility for the first year is estimated at $127,000, including electricity, subject to an annual increase of 3%. In the event of a default in which the Company is evicted from the office space, Ace would be responsible to the landlord for an additional payment of rent of $160,000 in the first year of the lease, an additional payment of $106,667 in the second year of the lease and an additional payment of rent of $53,333 in the third year of the lease. Such additional rent would be payable at the discretion of the Company in cash or in Common Stock of the Company.

 NOTE 12: ACQUISITION OF CERTAIN ASSETS OF FUTURLINK

The Company, through its wholly-owned subsidiary, Mobiquity Networks, operates the largest mall-based proximity marketing network in the United States covering 75 malls and a potential audience of approximately 95 million consumers. The Company has been licensing the U.S. rights to its proximity marketing units from FuturLink, SA, a pioneer in the field of location-based mobile marketing and purchasing its inventory directly from FuturLink. These proximity marketing units were developed by FuturLink with innovative platforms utilizing Bluetooth, Wi-Fi, QR (Quick Response codes) and NFC (Near Field Communications) to create, manage and deploy mobile marketing campaigns. On March 7, 2013, the Company acquired the assets of FuturLink in exchange for approximately $150,000 (inclusive of legal, travel and miscellaneous closing costs), which cash was paid from the Company’s current working capital. These assets include, without limitation, the FuturLink technology (patents and source codes), trademark(s) and access point (proximity marketing) component parts.

As the technology owner, the Company realized immediate cost savings and will leverage the hardware and software included in its purchase to expand its mall-based footprint in the United States. The acquisition of FuturLink’s technology and corresponding patents provides the Company with vertical integration and provides it with flexibility and autonomy. By owning the technology, the Company has the ability to do the following:

•	Increase download speed for both Bluetooth and Wi–Fi,
•	Add customer dashboard for real-time reporting of campaign statistics,
•	Implementation of a rewards program to increase download loyalty,
•	Ability to deliver apps directly via Bluetooth and Wi-Fi
•	Reduce cost of proximity marketing units by approximately 60-70% and
•	Eliminate the payment of licensing fees to FuturLink in excess of $150,000 per annum.

The acquisition of assets of FuturLink’s assets did not result in the acquisition of a significant subsidiary as defined under Article 1(w) of Regulation S-X.

NOTE 13: COMMITTED EQUITY FACILITY AGREEMENT/REGISTRATION RIGHTS AGREEMENT

On June 12, 2012, Ace Marketing& Promotions, Inc. (the “Company”) finalized a committed equity facility (the “Equity Facility”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), whereby the parties entered into as of May 31, 2012 (i) a committed equity facility agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”).

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

NOTE 14: CONVERTIBLE PROMISSORY NOTE

Registration Rights Agreement

On June 12, 2012, the Company finalized the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. The Registration Statement on Form S-1 was filed by the Company with the SEC in March 2013 and was declared effective by the SEC in April 2013.

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

NOTE 15: SUBSEQUENT EVENTS

In April 2013, the Company entered into a business development and consulting contract for a term commencing in April and expiring December 31, 2013. Pursuant to said agreement, the Company is paying a cash fee of $5,000 per month, which cash fee may be mutually suspended at any time by the parties. The Company is also required to issue 1,500,000 shares of restricted Common Stock and warrants to purchase 500,000 restricted shares of Common Stock, exercisable at $.30 per share, over a period of five years. The warrants contain cashless exercise provisions in the event there is not an effective registration statement covering the resale of the underlying shares. Of the 1,500,000 shares, 1,071,430 shares vest in the second quarter of 2013 together with an additional 71,430 warrants. An additional 71,430 shares and warrants vest monthly from July through December 2013.

Between April 1, 2013 and May 9, 2013, the Company raised gross proceeds of an additional $1,736,000 from the sale of 5,786,667 shares of Common Stock at an offering price of $.30 per share. The Company also issued warrants to purchase 2,893,334 shares exercisable at $.50 per share through December 15, 2017. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q for appropriate accounting and disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2012 which includes our audited financial statements for the year ended December 31, 2012 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

Proximity Marketing

The Company has been raising additional financing as described herein for the Company’s operations and specifically to develop the Company’s Mobiquity proximity marketing division.

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

	Three Months Ended March 31
	2013	2012
Revenue	$619,725	$517,317
Cost of Revenues	$456,006	$419,658
Gross Profit	$163,719	$97,659
Selling, General and Administrative Expenses	$1,354,160	$1,001,845
(Loss) from Operations	$(1,190,441)	$(904,186)

We generated revenues of $619,725 in the first quarter of 2013 compared to $517,317 in the same three month period ending March 31, 2012. The change in revenues of $102,408 in 2013 compared to 2012 was due to increased efforts of our sales force.

Cost of revenues was $456,006 or 73.6% of revenues in the first quarter of 2013 compared to $419,658 or 81.1% of revenues in the same three months of 2012. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $36,348 in 2013 is related to volume and product mix of the products our customers purchased.

Gross profit was $163,719 in the first quarter of 2013 or 26.4% of net revenues compared to $97,659 in the same three months of 2012 or 18.9% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $1,354,160 in the first quarter of 2013 compared to $1,001,845 in the same three months of 2012, an increase of approximately $353,000. Such operating costs include payroll and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. The increase in operating expenses in the first quarter of 2013 was primarily due to an increase in professional (consulting) fees of approximately $223,000 associated with the formation and development of Mobiquity Networks and Venn Media and increased salaries of approximately $93,000 for these divisions.

The 2013 loss from operations was $(1,190,441) as compared to $(904,186) for the comparable period of the prior year, an increased loss of $286,255. The increase in operating losses is attributable to the increased operating expenses associated with the formation and development of Mobiquity Networks and Venn Media and increased salaries for these divisions as described above.

No benefit for income taxes is provided for in 2013 and 2012 due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services and Venn Media services by our clients.

 Recent Developments

On March 7, 2013, the Company acquired the assets of FuturLink in exchange for $150,000 (inclusive of legal, travel and other acquisition costs) which cash was paid from the Company’s current working capital. These assets include, without limitation, the FuturLink technology (patents and source codes), trademark(s) and access point (proximity marketing) component parts.

As the technology owner, the Company realized immediate cost savings and will leverage the hardware and software included in its purchase to expand its mall-based footprint in the United States. The acquisition of FuturLink’s technology and corresponding patents provides the Company with vertical integration and provides it with flexibility and autonomy. By owning the technology, the Company has the ability to do the following:

•	Increase download speed for both Bluetooth and Wi–Fi,
•	Add customer dashboard for real-time reporting of campaign statistics,
•	Implementation of a rewards program to increase download loyalty,
•	Ability to deliver apps directly via Bluetooth and Wi-Fi
•	Reduce cost of proximity marketing units by approximately 60-70% and
•	Eliminate the payment of licensing fees to FuturLink of approximately $150,000 per annum.

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

1.	The Company has restructured itself into three operating divisions, namely, Ace Marketing, Venn Media and Mobiquity Networks. The Company has announced plans to change its name to Applied Technologies, Inc., subject to stockholder approval.

2.	The Company has acquired the assets of FuturLink as described elsewhere herein. This transaction should result in substantial cost savings. In this respect, the Company will be able to install proximity marketing units at a cost savings of between 60-70%. The Company will not have to pay annual licensing fees in excess of $150,000.

3.	The Company has hired internal salespeople to work with advertising agencies and brands to sell advertising on Mobiquity’s proximity marketing network.

4.	The Company has developed a proprietary website development platform and content management system to increase sales in Venn Media division.

5.	The Company has hired additional independent sales representatives to generate additional sales in the Ace division.

6.	The Company has entered into several public relation contracts to generate new interest in our publicly traded stock.

Management believes that the foregoing measures should lead to additional sales and increase shareholder value.

The Company anticipates continuing to rely on external financing from sales of its common stock to support its operations until cash flow from operations has a positive impact on operations, although no assurances can be given in this regard.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $746,291 at March 31, 2013. Cash used in operating activities for the three months ended March 31, 2013 was $1,049,807. This resulted primarily from a net loss of $1,226,219, offset by stock based compensation of $132,180 a decrease in accounts receivable of $140,758 and an increase in prepaid expenses and other assets of $90,337 and an increase of accounts payable and accrued expenses of $87,540. The Company had an increase in investing activities of $5,000 with the purchase of equipment. Net cash was provided by financing activities of $1,438,500 from the sale of the Company’s Common Stock for the quarter ended March 31,2013.

The Company had cash and cash equivalents of $493,908 at March 31, 2012. Cash used in operating activities for the three months ended March 31, 2012 was $543,657. This resulted primarily from a net loss of $904,070, offset by stock based compensation of $278,307 a decrease in accounts receivable of $247,914 and an increase in prepaid expenses and other assets of $53,979 and an increase of accounts payable and accrued expenses of $160,178. The Company had an increase in investing activities of $25,610 with the purchase of equipment. Net cash was provided by financing activities of $457,612 from the sale of the Company’s Common Stock for the quarter ended March 31,2012.

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

Recent Financings

In January 2012, the Company received gross proceeds of $575,000 from the sale of 958,338 shares of Common Stock at a purchase price of $.60 per share. Rockwell Global Capital LLC acted as Placement Agent of the private placement offering, which also included the sale of Warrants to purchase 191,671 shares of Common Stock, exercisable at $.60 per share and expiring on January 18, 2016. The Placement Agent received a $25,000 advisory fee, $51,750 in commissions and warrants to purchase 95,833 shares identical to the warrants sold to investors in the offering. Exemption is claimed for the sale of securities pursuant to Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

The Company was required to file a Registration Statement with the Securities and Exchange Commission (“SEC”) to register the resale of the shares of Common Stock sold in the private placement offering and the resale of the shares of Common Stock issuable upon exercise of the Class AA Warrants (collectively the “Registrable Shares”).  If a Registration Statement covering the Registrable Shares is not filed with the SEC on or before March 15, 2012 or is not declared effective within 120 days of January 30, 2012, the Company was required to pay to each investor as liquidated damages, a payment equal to 1.5% of the aggregate amount invested by such investor in the offering, cumulative for every 30 day period until such Registration Statement has been filed or declared effective or a portion thereof, up to a maximum of 15% per annum. The Company, at its sole discretion, elected to pay the liquidated damage payment in Common Stock totaling an aggregate of 197,860 shares.

In April 2012, the Company received $270,000 from the exercise of Warrants and issued 900,000 shares of its Common Stock.

Between April 1, 2012 and May 15, 2012, the Company sold 470,000 shares of Series 1 Convertible Preferred Stock at $1.00 per share. The Series 1 Preferred Stock had certain optional conversion rights and a mandatory conversion right into common stock on March 31, 2013. In November, 2012, the Series 1 preferred stock investors who invested an aggregate of $250,000 in April 2012 at a $1 per share agreed to convert their 250,000 preferred shares into an aggregate of 833,334 common shares and warrants to purchase 416,667 shares, which warrants are exercisable at $.50 per share through December 15, 2017. The remaining 220,000 shares of outstanding Series 1 Preferred Stock automatically converted into 528,000 shares of restricted Common Stock on March 31, 2013.

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

In November 2012, the aforementioned Series 1 Preferred Stock investors, who invested an aggregate of $250,000 in April 2012 together with another Common Stock holder, invested $301,000 at an offering price of $.30 per share and received 1,003,334 shares of Common Stock and Warrants to purchase 501,667 shares, exercisable at $.50 per share through December 15, 2017. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On November 27, 2012, the Company engaged Legend Securities, Inc. to act as Placement Agent in connection with a private placement offering, which offering was completed in January 2013. The Company received gross proceeds of $950,000 from the completion of said offering, including $100,000 and $50,000 from directors of the Company, Thomas Arnost and Sean Trepeta. In connection with this offering, the Company issued to Legend’s investors a total of approximately 3,166,670 shares of common stock. For every two shares invested, each investor received a warrant to purchase one share of common stock, exercisable at $.50 per share through December, 15, 2017. In addition to cash compensation, Legend received warrants to purchase 15% of the number of shares sold in the offering. The Placement Agent warrants are identical to the warrants sold to investors in the offering. After the aforementioned offering, a current stockholder of the Company invested a total of $60,000 into the Company and in February 2013, another current stockholder of the Company invested $160,000 into the Company. In both cases, the current stockholders received the same terms as those offered to the Legend Securities investors. In March 2013, the Company continued to raise money on the same terms with investors receiving a share of common stock at $.30 per share and 50% warrant coverage, with the warrant exercisable at $.50 per share through December 15, 2017.  As a result of these offerings completed between January 1 and May 9, 2013, the Company received gross proceeds of approximately $3,291,000 to improve its financial condition and for use as general working capital with an emphasis on its Proximity Marketing business. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) From January 1, 2013 through March 31, 2013, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – March 2013	Common Stock and Class BB Warrants	5,166,673 shares and 2,583,335 warrants	$1,200,000; cash compensation totaling $150,000 was paid.	Rule 506	Warrants exercisable at $.50 per share through December 15, 2017
January 2013	Warrants	600,000 shares (Note: 150,000 warrants vesting quarterly).	Services rendered; no commissions paid	Rule 506	Warrants exercisable at $.30 per share through Jan. 2017
January 2013	Common Stock	673,598 shares	Shares issued pursuant To anti-dilution rights; no additional monies Received by the Company and no commissions paid	Rule 506	Not applicable
January 2013	Common Stock	24,642 shares	Penalty shares; no commissions paid	Rule 506	Not applicable
January 2013	Common Stock	200,000 shares	Services rendered in the fourth quarter of 2012, but issued in Jan. 2013	Rule 506	Not applicable
March 2013	Common Stock	528,000 shares	Preferred Stock conversion; no commissions paid	Section 3(a)(9)	Not applicable
Feb. - March 2013	Common Stock	70,000 shares	Services rendered; no commissions paid	Rule 506	Not applicable

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended March 31, 2013, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the Company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the Company and TCA (13)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
31.1	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (14)
31.2	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (14)
31.3	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (14)
32.1	Co-Principal Executive Officer Section 1350 Certification (14)
32.2	Co-Principal Executive Officer Section 1350 Certification (14)
32.3	Principal Financial Officer Section 1350 Certification (14)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)

99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
101.SCH	Document, XBRL Taxonomy Extension (14)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (14)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (14)
101.LAB	Linkbase, XBRL Taxonomy Extension (14)
101.PRE	Presentation Linkbase (14)

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11) (12) (13) (14)

Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

Date: May 15, 2013	By: /s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: May 15, 2013	By: /s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: May 15, 2013	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

