Form 10-Q
period 2013-06-30
ACE MARKETING & PROMOTIONS INC
filed 2013-08-09
CIK 1084267

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Yes ☐  No ☒

As of June 30, 2013, the registrant had a total of 45,383,682 shares of Common Stock outstanding.

ACE MARKETING & PROMOTIONS, INC.

FORM 10-Q QUARTERLY REPORT

ACE MARKETING &

PROMOTIONS, INC.

Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2013	2012
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$2,309,902	$362,598
Accounts receivable, net of allowance for doubtful accounts of $20,000 at June 30, 2013 and December 31, 2012, respectively	387,507	444,262
Prepaid expenses and other current assets	424,085	263,575
Total Current Assets	3,121,494	1,070,435

Property and Equipment, net	624,917	748,234

Other Assets	27,501	27,501
Total Assets	$3,773,912	$1,846,170

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$362,772	$348,712
Accrued expenses	112,550	160,098
Convertible Promissory Note	326,535	298,376
	801,857	807,186

Commitments and Contingencies	–	–

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and 220,000 shares issued and outstanding at June 30, 2013 and December 31, 2012 respectively		22
Common stock, $.0001 par value; 100,000,000 shares authorized; 45,407,015 and 30,252,938 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4,541	3,025
Additional paid-in capital	19,356,387	14,485,740
Accumulated deficit	(16,357,372)	(13,418,302)
	3,003,556	1,070,485
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	2,972,055	1,038,984
Total Liabilities and Stockholders' Equity	$3,773,912	$1,846,170

See notes to condensed consolidated financial statements.

ACE MARKETING &

PROMOTIONS, INC.

Condensed Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Unaudited		Unaudited
	2013	2012	2013	2012

Revenues, net	$975,368	$726,381	$1,595,093	$1,243,698
Cost of Revenues	636,622	546,606	1,211,388	966,265
Gross Profit	338,746	179,775	383,705	277,433

Operating Expenses:
Selling, general and administrative expenses	2,026,558	1,490,249	3,261,959	2,492,088
Total Operating Expenses	2,026,558	1,490,249	3,261,959	2,492,088

Loss from Operations	(1,687,812)	(1,310,474)	(2,878,254)	(2,214,655)

Other Income (Expense):
Interest expense	(25,100)	(414)	(60,984)	(416)
Beneficial Conversion Feature		(120,254)		(120,254)
Interest income	61	110	168	226
Loss on abandonment of fixed assets		(4,819)		(4,819)
Total Other Income (Expense)	(25,039)	(125,377)	(60,816)	(125,263)

Net Loss	$(1,712,851)	$(1,435,851)	$(2,939,070)	$(2,339,918)

Net Loss Per Common Share:

Basic	$(0.04)	$(0.06)	$(0.08)	$(0.06)

Weighted Average Common Shares Outstanding:

Basic	38,920,992	24,990,138	37,504,483	27,508,227

See notes to condensed consolidated financial statements.

ACE MARKETING &

PROMOTIONS, INC.

Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2012 and Six Months ended June 30, 2013

	Total Stockholders'	Preferred Stock		Common Stock		Additional Paid-in		Treasury Stock
	Equity	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount
Balance, at December 31, 2011	$1,683,993			23,284,236	$2,328	$10,997,407	$(9,284,241)	23,334	$(31,501)
Stock Purchase	1,752,240			4,208,872	434	1,751,806
Stock Grant	1,210,911			1,926,496	179	1,210,732
Stock Purchase Preferred	470,000	470,000	47	–	–	469,953
Conversion of Preferred Stock		(250,000)	(25)	833,334	84	(59)
Option Grant	219,647					219,647
Warrant Grant	50,684					50,684
Beneficial Conversion Feature	120,254					120,254
Closing Costs on equity issuance	(334,684)					(334,684)
Net Loss	(4,134,061)						$(4,134,061)
Balance, at December 31, 2012	$1,038,984	$220,000	$22	30,252,938	$3,025	$14,485,740	$(13,418,302)	23,334	$(31,501)
Stock Purchase	3,992,316		–	13,280,005	1,338	3,990,978	–	–	–
Offering Costs	(171,817)	–	–			(171,817)	–	–	–
Conversion of preferred stock		(220,000)	(22)	528,000	53	(31)	–	–	–
Option Grant	302,600					302,600
Stock Grant	651,487			1,346,072	125	651,362	–	–	–
Stock Compensation	97,555					97,555
Net Loss	(2,939,070)	–	–	–	–	–	(2,939,070)	–	–
Balance, at June 30, 2013	$2,972,055	–	$–	45,407,015	$4,541	$19,356,387	$(16,357,372)	23,334	$(31,501)

See notes to condensed consolidated financial statements.

ACE MARKETING &

PROMOTIONS, INC.

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,	2013	2012
	unaudited	unaudited
Cash Flows from Operating Activities:
Net loss	$(2,939,070)	$(2,339,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,607	106,243
Stock-based compensation	1,051,642	960,710
Beneficial Conversion Feature		120,254
Amortization of deferred financing costs	28,159
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	56,755	168,313
Prepaid expenses and other assets	(160,510)	(175,378)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(33,488)	(163,062)
Total adjustments	1,077,165	1,017,080
Net Cash Used in Operating Activities	(1,861,905)	(1,322,838)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(11,290)	(206,670)
Net Cash Used in Investing Activities	(11,290)	(206,670)

Cash Flows from Financing Activities:
Proceeds from Loan		265,525
Proceeds from issuance of stock	3,820,499	1,167,195
Net Cash Provided by Financing Activities	3,820,499	1,432,720

Net Increase (Decrease) in Cash and Cash Equivalents	1,947,304	(96,788)
Cash and Cash Equivalents, beginning of period	362,598	605,563
Cash and Cash Equivalents, end of period	$2,309,902	$508,775

Supplemental Disclosure Information:
Cash paid for interest	$32,826	$416
Cash paid for taxes	$–	$–

See notes to condensed consolidated financial statements.

ACE MARKETING & PROMOTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

Ace Marketing & Promotions, Inc. (the "Company" or "Ace") is a business and technology development company focusing on brand marketing, advanced integrated marketing platforms, mobile marketing, social networks, website development and digital media.

Corporate Developments

On July 22, 2013, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission. Included in the Proxy Statement and Notice of Meeting schedules for September 10, 2013 is a proposal for stockholders to approve an amendment to the Company’s Certificate of Incorporation to change the name of the Corporation to Mobiquity Technologies, Inc.

The Company’s corporate strategy is to position itself as a business and technology development company focusing on advanced integrated marketing platforms, mobile marketing, social networks, and digital media. The proposed new name will better reflect the Company’s evolved mission, diversified operations and commitment to developing innovative marketing technology solutions. The Company has three wholly-owned subsidiaries, each focused on driving revenue through the commercialization of one or more propriety technologies developed or acquired by the Company.

The first subsidiary is Ace Marketing, Inc. (“AMI”), an Integrated Marketing Company focused on marketing process analysis and technology-based growth acceleration strategies. AMI offers Brand Analysis & Development, Website Analysis & Development, Database Analysis & Building, and Integrated Marketing Campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that help its clients connect with their customers and acquire new business. Additionally, AMI will utilize our proprietary back - office business process management platform dubbed “Axxion”. The Company created this platform to ensure efficient business process scalability. Axxion will be the cornerstone of a planned growth strategy focused on acquisition and an aggressive sales team expansion. In the event that the Company’s stockholders approve a change in corporate name from Ace Marketing & Promotion, Inc. to Mobiquity Technologies, Inc., then the Company intends to change the name “Ace Marketing Inc.” to “Ace Marketing & Promotions, Inc.”

The second subsidiary is Venn Media, Inc. created to commercialize a proprietary Web Development Platform (with CMS as defined below) engineered to revolutionize the way websites are developed and maintained. The Venn Media platform drastically reduces the programming and coding required to deliver outstanding functionality, and delivers a Content Management System (“CMS”) that puts the control of content back into the Clients’ hands. More importantly, the Venn Media CMS allows clients to manage their Branded Merchandise/Company Store, In-House Database, E-mail and SMS Text marketing communication from a single platform. Over 75 projects have already been built and successfully launched on Venn Media’s version one platform. Version two, which is already in development, with advanced social media integration is scheduled to be launched later in fiscal 2013.

The third subsidiary is Mobiquity Networks, Inc. (“Mobiquity”), a leading provider of hyper-local mobile marketing solutions. Mobiquity is continuing to attempt to build one of the nation's largest Proximity Marketing networks. Proximity Marketing is a location-based marketing tool that delivers rich digital content to any Bluetooth or Wi-Fi enabled device within a 300ft radius of a central terminal. Mobiquity’s technology permits delivery to virtually any mobile device and properly formats each message to ensure that every user receives the best possible experience. Results are fully trackable, giving campaigns full performance accountability. Mobiquity offers brands the opportunity to reach millions of consumers with relevant, engaging content that is 100% free to the end user. The Mobiquity network is the largest mall-based network of its kind. It is currently installed in 75 malls across the US, covering each of the top 10 designated marketing areas (“DMA’s”), and has the ability to reach approximately 96 million shopping visits per month.

The Company had been licensing the U.S. rights to its proximity marketing units from FuturLink, SA, a pioneer in the field of location-based mobile marketing and purchasing its inventory directly from FuturLink. These proximity marketing units were developed by FuturLink with innovative platforms utilizing Bluetooth, Wi-Fi, QR (Quick Response codes) and NFC (Near Field Communications) to create, manage and deploy mobile marketing campaigns. See “Subsequent Events.”

We have partnered with Eye Corp Pty Ltd., (“EyeCorp”) an out-of-home media company which operates the largest mall advertising display network in the United States, to roll-out an expansive network which comprises of retail, dining, transportation, sporting, music, and other high traffic venues.

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

The Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2013, results of operations for the three months and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

CASH AND CASH EQUIVALENTS

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

LONG-LIVED ASSETS

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at June 30, 2013 and December 31, 2012.

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

NOTE 3: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was (i) approximately 28,367,000 and 15,830,000 because they are anti-dilutive as a result of a net loss for the three months ended June 30, 2013 and 2012, respectively.

NOTE 4: STOCK COMPENSATION

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

In April 2012 the Company entered into various business advisory agreements pursuant to which a total of 535,000 shares were issued in connection with services rendered. In September 2012, an aggregate of 71,040 shares of common stock were returned to the Company for cancellation to settle a dispute between the Company and certain consultants. See “Note 6” for a description of consulting agreements during 2012 and the first six months of 2013, which agreements involve the payment of cash, stock and warrants.

COMPENSATION COSTS

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended June 30, 2013 and 2012 include employee share-based compensation expense totaling approximately $946,000 and $682,000, respectively. The Company's results for the six month periods ended June 30, 2013 and 2012 include employee share-based compensation expense totaling approximately $1,052,000 and $961,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Employee stock-based compensation - option grants	$93,769	$112,500	$123,321	$238,500
Employee stock-based compensation - stock grants
Non-Employee stock-based compensation - option grants	199,393	46,182	229,600	77,364
Non-Employee stock-based compensation - stock grants	616,872	523,721	625,497	644,846
Non-Employee stock-based compensation-stock warrant	35,428		73,224	–
Total	$945,642	$682,403	$1,051,642	$960,710

NOTE 5: STOCK OPTION PLAN

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "2005 Plan") for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000.  In October 2009, the Company established and the stockholders approved a 2009 Employee Benefit and Consulting Services Compensation Plan (the "2009 Plan") for granting up to 4,000,000 non-statutory and incentive stock options and awards to directors, officers, consultants and employees of the Company. (The 2005 Plan and the 2005 Plan are collectively referred to as the "Plans".) In Proposal No. 3 of the upcoming Special Meeting of Stockholders, stockholders are being asked by management of the Company to approve an increase in the number of shares subject to the 2009 Plan from 4,000,000 shares to 10,000,000 shares.

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

The weighted average assumptions made in calculating the fair values of options granted during the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Expected volatility	136.44%	456.67%	119.24%	379.88%
Expected dividend yield		-		-
Risk-free interest rate	.97%	1.92%	1.10%	1.95
Expected term (in years)	5	10	5.67	10

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2013	4,575,000	.76	5.81	$0
Granted	1,891,430	.38	6.06	122,886
Exercised	–
Cancelled & Expired	–

Outstanding, June 30, 2013	6,466,430	.65	4.59	$198,936

Options exercisable, June 30, 2013	5,987,263	.67	4.56	$198,936

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2013 and 2012 was $.38 and $0.69, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.43 closing price of the Company's common stock on June 30, 2013.

As of June 30, 2013, the fair value of unamortized compensation cost related to unvested stock option awards was $113,403.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Expected volatility	129.19%	0%	57.81%	0%
Expected dividend yield		-		-
Risk-free interest rate	.71%	0%	.74%	0%
Expected term (in years)	5	-	4.29	-

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2013	14,319,532	$.55	1.56	$–
Granted	7,581,437	$.49	4.47	31,286
Exercised	–	–
Cancelled		–
Outstanding, June 30, 2013	21,900,969	$.51	2.26

Warrants exercisable, June 30, 2013	21,900,969	$.47	2.26	$834,502

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

In April 2013, the Company entered into a business development and consulting contract with a non-affiliated entity for a term commencing in April and expiring December 31, 2013. Pursuant to said agreement, the Company is paying a cash fee of $5,000 per month, which cash fee may be mutually suspended at any time by the parties. The Company is also required to issue 1,500,000 shares of restricted Common Stock and warrants to purchase 500,000 restricted shares of Common Stock, exercisable at $.30 per share, over a period of five years. The warrants contain cashless exercise provisions in the event there is not an effective registration statement covering the resale of the underlying shares. Of the 1,500,000 shares, 1,071,430 shares vested in the second quarter of 2013 together with an additional 71,430 warrants. An additional 71,430 shares and options vest monthly from July through December 2013. In May 2013, the Company entered into an amendment to the consulting agreement to increase the cash fee from $5,000 per month to $6,000 per month, to agree to issue 100,000 shares of restricted Common Stock upon execution of the amendment and performance based options to purchase 250,000 restricted shares of Common Stock exercisable at $.45 per share over a term of two years from the date that the options have been earned (granted). These non-statutory options are granted outside of the Company’s stock option plan.

In the second quarter of 2013, the Company issued 60,000 shares of restricted Common Stock to settle compensation that was owed under an April 2012 consulting agreement.

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

On November 27, 2012, the Company engaged Legend Securities, Inc. to act as Placement Agent in connection with a private placement offering, which offering was completed in January 2013. The Company received gross proceeds of $950,000 from the completion of said offering, including $100,000 and $50,000 from directors of the Company, Thomas Arnost and Sean Trepeta. In connection with this offering, the Company issued to Legend’s investors a total of approximately 3,166,670 shares of common stock. For every two shares invested, each investor received a warrant to purchase one share of common stock, exercisable at $.50 per share through December, 15, 2017. In addition to cash compensation, Legend received warrants to purchase 15% of the number of shares sold in the offering. The Placement Agent warrants are identical to the warrants sold to investors in the offering. After the aforementioned offering, the Company undertook a private placement offering on the same terms as those sold to the Legend investors. From February 1 through May 31, 2013, the Company raised $3,016,000 in gross proceeds, including, $300,000 received from investors who previously invested in January 2013 through Legend. The Company compensated Legend pursuant to a tail fee agreement and paid Legend $36,000 in cash compensation and a warrant to purchase 150,000 shares of Common Stock, exercisable at $.50 per share through December 15, 2017. The Company issued to investors a total of approximately 10,053,334 shares of Common Stock and Class BB Warrants to purchase approximately 5,026,667 shares of Common Stock. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

NOTE 8: SEGMENT INFORMATION

Reportable operating segment is determined based on the Company’s management approach. The management approach, as defined by accounting standards which have been codified into FASB ASC 280, “Segment Reporting,” is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our chief operating decision-makers are our Co-Chief Executive Officers.

While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-makers also manage the enterprise in two operating segments, namely, (i) Branding & Branded Merchandise (which includes Venn Media) and (ii) Mobil Marketing.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Quarter Ended June 30, 2013
	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Revenues, net	$881,868	93,500	$975,368
Operating (loss), before interest amortization, depreciation and taxes	(1,240,838)	(379,638)	(1,620,476)
Interest income	61	–	61
Interest (expense)	(25,100)	–	(25,100)
Depreciation and amortization	(19,890)	(47,446)	(67,336)
Net Loss	(1,285,767)	(427,084)	(1,712,851)
Assets at June 30, 2013	3,106,750	667,162	3,773,912

All intersegment sales and expenses have been eliminated from the table above.

NOTE 9: EMPLOYMENT CONTRACTS

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

The Company’s Board of Directors approved an amendment to the employment agreements of each of its Co-Chief Executive Officers on May 28, 2013. Pursuant to the employment agreements of Dean L. Julia and Michael D. Trepeta, Co-Chief Executive Officers, each officer is entitled to receive as an annual bonus an amount equal to 5% of pre-tax earnings for the most recently completed fiscal year (before deduction of the amount of such bonuses). On May 28, 2013, the Board approved an amendment to each CEO’s employment agreement so that in the event majority control of the Company is acquired in a fiscal year, each officer may choose an annual bonus as described above or to receive an amount equal to 1% of the total consideration paid by the acquirer(s).

NOTE 10: FACILITIES

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

 NOTE 11: ACQUISITION OF CERTAIN ASSETS OF FUTURLINK

The Company, through its wholly-owned subsidiary, Mobiquity Networks, operates the largest mall-based proximity marketing network in the United States covering 75 malls and a potential audience of approximately 95 million shopping visits. The Company has been licensing the U.S. rights to its proximity marketing units from FuturLink, SA, a pioneer in the field of location-based mobile marketing and purchasing its inventory directly from FuturLink. These proximity marketing units were developed by FuturLink with innovative platforms utilizing Bluetooth, Wi-Fi, QR (Quick Response codes) and NFC (Near Field Communications) to create, manage and deploy mobile marketing campaigns. On March 7, 2013, the Company acquired the assets of FuturLink in exchange for approximately $150,000 (inclusive of legal, travel and miscellaneous closing costs), which cash was paid from the Company’s current working capital. These assets include, without limitation, the FuturLink technology (patents and source codes), trademark(s) and access point (proximity marketing) component parts.

As the technology owner, the Company realized immediate cost savings and will leverage the hardware and software included in its purchase to expand its mall-based footprint in the United States. The acquisition of FuturLink’s technology and corresponding patents provides the Company with vertical integration and provides it with flexibility and autonomy. By owning the technology, the Company may be able to do the following:

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

NOTE 12: COMMITTED EQUITY FACILITY AGREEMENT/REGISTRATION RIGHTS AGREEMENT

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

On April 12, 2013, the Company obtained an effective Registration Statement covering the resale of up to 5,000,000 shares of Common Stock pursuant to the Equity Facility. In June 2013, the Company issued 50,000 shares of its Common Stock pursuant to the Equity Facility. The Company will receive 95% of the proceeds of sale, less a fee of 5%. It is anticipated that the net proceeds received from the sale of the aforementioned 50,000 shares will be utilized to reduce the $300,000 principal amount outstanding under the Company’s Promissory Note owing to TCA. See “Note 13.”

NOTE 13: CONVERTIBLE PROMISSORY NOTE

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

NOTE 14: SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q for appropriate accounting and disclosures and found that there are none to report.

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

Corporate Developments

On July 22, 2013, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission. Included in the Proxy Statement and Notice of Meeting schedules for September 10, 2013 is a proposal for stockholders to approve an amendment to the Company’s Certificate of Incorporation to change the name of the Corporation to Mobiquity Technologies, Inc.

The Company’s corporate strategy is to position itself as a business and technology development company focusing on advanced integrated marketing platforms, mobile marketing, social networks, and digital media. The proposed new name will better reflect the Company’s evolved mission, diversified operations and commitment to developing innovative marketing technology solutions. The Company has three wholly-owned subsidiaries, each focused on driving revenue through the commercialization of one or more propriety technologies developed or acquired by the Company.

The first subsidiary is Ace Marketing, Inc. (“AMI”), an Integrated Marketing Company focused on marketing process analysis and technology-based growth acceleration strategies. AMI offers Brand Analysis & Development, Website Analysis & Development, Database Analysis & Building, and Integrated Marketing Campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that help its clients connect with their customers and acquire new business. Additionally, AMI will utilize our proprietary back - office business process management platform dubbed “Axxion”. The Company created this platform to ensure efficient business process scalability. Axxion will be the cornerstone of a planned growth strategy focused on acquisition and an aggressive sales team expansion. In the event that the Company’s stockholders approve a change in corporate name from Ace Marketing & Promotion, Inc. to Mobiquity Technologies, Inc., then the Company intends to change the name “Ace Marketing Inc.” to “Ace Marketing & Promotions, Inc.”

The second subsidiary is Venn Media, Inc. created to commercialize a proprietary Web Development Platform (with CMS as defined below) engineered to revolutionize the way websites are developed and maintained. The Venn Media platform drastically reduces the programming and coding required to deliver outstanding functionality, and delivers a Content Management System (“CMS”) that puts the control of content back into the Clients’ hands. More importantly, the Venn Media CMS allows clients to manage their Branded Merchandise/Company Store, In-House Database, E-mail and SMS Text marketing communication from a single platform. Over 75 projects have already been built and successfully launched on Venn Media’s version one platform. Version two, which is already in development, with advanced social media integration is scheduled to be launched later in fiscal 2013.

The third subsidiary is Mobiquity Networks, Inc. (“Mobiquity”), a leading provider of hyper-local mobile marketing solutions. Mobiquity is continuing to attempt to build one of the nation's largest Proximity Marketing networks. Proximity Marketing is a location-based marketing tool that delivers rich digital content to any Bluetooth or Wi-Fi enabled device within a 300ft radius of a central terminal. Mobiquity’s technology permits delivery to virtually any mobile device and properly formats each message to ensure that every user receives the best possible experience. Results are fully trackable, giving campaigns full performance accountability. Mobiquity offers brands the opportunity to reach millions of consumers with relevant, engaging content that is 100% free to the end user. The Mobiquity network is the largest mall-based network of its kind. It is currently installed in 75 malls across the US, covering each of the top 10 designated marketing areas (“DMA’s”), and has the ability to reach approximately 96 million shopping visits per month.

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

Quarter Ended June 30, 2013 vs. June 30, 2012

	Three Months Ended June 30
	2013	2012
Revenue	$975,368	$726,381
Cost of Revenues	$636,622	$546,606
Gross Profit	$338,746	$179,775
Selling, General and Administrative Expenses	$2,026,558	$1,490,249
(Loss) from Operations	$(1,687,812)	$(1,310,474)

We generated revenues of $975,368 in the second quarter of 2013 compared to $726,381 in the same three month period ending June 30, 2012. The change in revenues of $248,987 in 2013 compared to 2012 was due to increased efforts of our sales force.

Cost of revenues was $636,622 or 65.3% of revenues in the second quarter of 2013 compared to $546,606 or 75.2% of revenues in the same three months of 2012. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $90,016 in 2013 is related to volume and product mix of the products our customers purchased.

Gross profit was $338,746 in the second quarter of 2013 or 34.7% of net revenues compared to $179,775 in the same three months of 2012 or 24.8% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $2,026,558 in the second quarter of 2013 compared to $1,490,249 in the same three months of 2012, an increase of approximately $536.309. Such operating costs include payroll and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. The increase in operating expenses in the second quarter of 2013 was primarily due to an increase in professional (consulting) fees of approximately $53,000 associated with the formation and development of Mobiquity Networks and Venn Media and increased salaries of approximately $70,000 for these divisions, along with the increase in commissions of $100,000 and the non-cash stock based compensation costs of $263,000

The 2013 second quarter loss from operations was $(1,687,812) as compared to $(1,310,474) for the comparable period of the prior year, an increased loss of $377,338. The increase in operating losses is attributable to the increased operating expenses associated with the formation and development of Mobiquity Networks and Venn Media and increased salaries for these divisions as described above.

No benefit for income taxes is provided for in 2013 and 2012 due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services and Venn Media services by our clients.

Six Months Ended June 30, 2013 vs. June 30, 2012

	Six Months Ended June 30
	2013	2012
Revenue	$1,595,093	$1,243,698
Cost of Revenues	$1,211,388	$966,265
Gross Profit	$383,705	$277,433
Selling, General and Administrative Expenses	$3,261,959	$2,492,088
(Loss) from Operations	$(2,878,254)	$(2,214,655)

We generated revenues of $1,595,093 in the first six months of 2013 compared to $1,243,698 in the same six month period ending June 30, 2012. The change in revenues of $351,395 in 2013 compared to 2012 was due to increased efforts of our sales force.

Cost of revenues was $1,211,388 or 75.9% of revenues in the first six months of 2013 compared to $966,265 or 77.7% of revenues in the same six months of 2012. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $245,123 in 2013 is related to volume and product mix of the products our customers purchased.

Gross profit was $383,705 in the first six months of 2013 or 24.1% of net revenues compared to $277,433 in the same six months of 2012 or 22.3% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $3,261,959 in the first six months of 2013 compared to $2,492,808 in the same six months of 2012, an increase of approximately $769,871 Such operating costs include payroll and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. The increase in operating expenses in the first six months of 2013 was primarily due to an increase in professional (consulting) fees of approximately $276,000 associated with the formation and development of Mobiquity Networks and Venn Media and increased salaries of approximately $163,000 for these divisions. along with the increase in commissions of $131,000 and the non-cash stock based compensation costs of $91,000 and $34,000 increase in interest costs associated with the convertible promissory note.

The 2013 loss from operations for the six months ended June 30, 2013 was $(2,878,254) as compared to $(2,214,655) for the comparable period of the prior year, an increased loss of $663,599. The increase in operating losses is attributable to the increased operating expenses associated with the formation and development of Mobiquity Networks and Venn Media and increased salaries for these divisions as described above.

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

As the technology owner, the Company realized immediate cost savings and will leverage the hardware and software included in its purchase to expand its mall-based footprint in the United States. The acquisition of FuturLink’s technology and corresponding patents provides the Company with vertical integration and provides it with flexibility and autonomy. By owning the technology, the Company may be able to do the following:

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

In the second quarter of 2013, the Company opened up an office in Barcelona, Spain, specifically related to the research and development of the Mobiquity Networks’ product line. The operating costs of this Barcelona facility are approximately $20,000 per month for rent, personnel and other general overhead.

Mobiquity Networks

In February 2012, we announced our plans to have the architecture for our proprietary mobile marketing solutions; “Mall-Offers Wi-Fi” and “malloffers.com” completed by the end of the first quarter of 2012 and that we begin to rollout the solutions on our nationwide Mobiquity Network. Although the architecture for “Mall-Offers” is complete, we were unable to begin the rollout due to capital restraints. We do expect to begin the rollout by the beginning of the fourth quarter of 2013.

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

1.	The Company has restructured itself into three operating divisions, namely, Ace Marketing, Venn Media and Mobiquity Networks. The Company has announced plans to change its name to Mobiquity Technologies, Inc., subject to stockholder approval.

2.	The Company has acquired the assets of FuturLink as described elsewhere herein. This transaction should result in substantial cost savings. In this respect, the Company will be able to install proximity marketing units at a cost savings of between 60-70%. The Company will not have to pay annual licensing fees in excess of $150,000.

3.	The Company has hired internal salespeople to work with advertising agencies and brands to sell advertising on Mobiquity’s proximity marketing network.

4.	The Company has developed a proprietary website development platform and content management system to increase sales in Venn Media division.

5.	The Company has hired additional independent sales representatives to generate additional sales in the Ace division.

6.	The Company has entered into several public relation contracts to generate new interest in our publicly traded stock.

Management believes that the foregoing measures should lead to additional sales and increase shareholder value.

The Company anticipates continuing to rely on external financing from sales of its common stock to support its operations until cash flow from operations has a positive impact on operations, although no assurances can be given in this regard.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,309,902 at June 30, 2013. Cash used in operating activities for the six months ended June 30, 2013 was $1,861,905. This resulted primarily from a net loss of $2,939,070, offset by stock based compensation of $1,051,642,a decrease in accounts receivable of $56,755 and an increase in prepaid expenses and other assets of $160,510 and a decrease of accounts payable and accrued expenses of $33,488. The Company had an increase in investing activities of $11,290 with the purchase of equipment. Cash flow from financing activities of $3,820,499 resulted from the proceeds from the issuance of the Company's Common Stock and Warrants to purchase additional shares of Common Stock.

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

On November 27, 2012, the Company engaged Legend Securities, Inc. to act a Placement Agent in connection with a private placement offering, which offering was completed in January 2013. The Company received gross proceeds of $950,000 from the completion of said offering, including $100,000 and $50,000 from directors of the Company, Thomas Arnost and Sean Trepeta. In connection with this offering, the Company issued to Legend’s investors a total of approximately 3,166,670 shares of common stock. For every two shares invested, each investor received a warrant to purchase one share of common stock, exercisable at $.50 per share through December, 15, 2017. In addition to cash compensation, Legend received warrants to purchase 15% of the number of shares sold in the offering. The Placement Agent warrants are identical to the warrants sold to investors in the offering. After the aforementioned offering, the Company undertook a private placement offering on the same terms as those sold to the Legend investors. From February 1 through May 31, 2013, the Company raised $3,016,000 in gross proceeds, including, $300,000 received from investors who previously invested in January 2013 through Legend. The Company compensated Legend pursuant to a tail fee agreement and paid Legend $36,000 in cash compensation and a warrant to purchase 150,000 shares of Common Stock, exercisable at $.50 per share through December 15, 2017. The Company issued to investors a total of approximately 10,053,334 shares of Common Stock and Class BB Warrants to purchase approximately 5,026,667 shares of Common Stock. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) From January 1, 2013 through June 30, 2013, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. –May 2013	Common Stock; Class BB Warrants; Placement Agent warrants; and options	13,220,000 shares and 6,610,000 warrants; 625,000 Placement Agent warrants; 500,000 options granted to counsel in lieu of cash	$3,966,000; cash compensation totaling $150,000 was paid.	Rule 506	Warrants exercisable at $.50 per share through December 15, 2017
January 2013	Warrants	600,000 shares (Note: 150,000 warrants vesting quarterly).	Services rendered; no commissions paid	Rule 506	Warrants exercisable at $.30 per share through Jan. 2017
January 2013	Common Stock	673,598 shares	Shares issued pursuant To anti-dilution rights; no additional monies Received by the Company and no commissions paid	Rule 506	Not applicable
January 2013	Common Stock	24,642 shares	Penalty shares; no commissions paid	Rule 506	Not applicable
January 2013	Common Stock	200,000 shares	Services rendered in the fourth quarter of 2012, but issued in Jan. 2013	Rule 506	Not applicable
March 2013	Common Stock	528,000 shares	Preferred Stock conversion; no commissions paid	Section 3(a)(9)	Not applicable
Feb. – June 2013	Common Stock and Options	1,331,430 shares; 500,000 Options (1)	Services rendered; no commissions paid	Rule 506	Options exercisable at $.30 per share through April 11, 2018

_________

(1)	Includes options to purchase 500,000 shares, 71,430 of which have vested at June 30, 2013. Of the 1,331,430 shares, this includes 1,171,430 shares granted in June 2013 pursuant to a consulting contract described under Note 6. The remaining 160,000 shares were granted in connection with public relation and business development services.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the six months ended June 30, 2013, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

The Company’s Class D Warrants which were set to expire on August 21, 2013 have had their expiration date extended by the Company through June 30, 2014. The Class D Warrants are exercisable at $1.00 per share. The Company’s Class E Warrants, which are exercisable at $.30 per share and which expire at the end of August 2013, have not been extended. Warrant holders desiring to exercise their Warrants before the end of August 2013, should submit the original Warrant to the Company together with the exercise price (i.e. $.30 per share) multiplied by the number of Warrants which are submitted for exercise.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)

10.12	Registration Rights Agreement dated June 12, 2012 by and between the Company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the Company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
31.1	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (15)
31.2	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (15)
31.3	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (15)
32.1	Co-Principal Executive Officer Section 1350 Certification (15)
32.2	Co-Principal Executive Officer Section 1350 Certification (15)
32.3	Principal Financial Officer Section 1350 Certification (15)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
101.SCH	Document, XBRL Taxonomy Extension (15)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (15)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (15)
101.LAB	Linkbase, XBRL Taxonomy Extension (15)
101.PRE	Presentation Linkbase (15)

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11) (12) (13) (14) (15)

Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.

Filed herewith.

(16)	Incorporated by reference to Form 8-K filed June 6, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE MARKETING & PROMOTIONS, INC.

Date: August 9, 2013	By: /s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: August 9, 2013	By: /s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: August 9, 2013	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

