Form 10-Q
period 2013-09-30
Mobiquity Technologies, Inc.
filed 2013-11-14
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

COMMISSION FILE NUMBER: 000-51160

MOBIQUITY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	11-3427886
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

600 OLD COUNTRY ROAD, SUITE 541

GARDEN CITY, NY 11530

(Address of principal executive offices)

(516) 256-7766

(Registrant's telephone number)

Ace Marketing & Promotions, Inc.

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

Yes ☐    No ☒

As of September 30, 2013, the registrant had a total of 46,499,632 shares of Common Stock outstanding.

 MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MOBIQUITY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2013	2012
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$1,523,779	$362,598
Accounts receivable, net of allowance for doubtful accounts of $20,000 at September 30, 2013 and December 31, 2012, respectively	299,606	444,262
Prepaid expenses and other current assets	610,727	263,575
Total Current Assets	2,434,112	1,070,435

Property and Equipment, net	573,502	748,234

Other Assets	27,501	27,501
Total Assets	$3,035,115	$1,846,170

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$298,620	$348,712
Accrued expenses	99,357	160,098
Convertible Promissory Note	340,614	298,376
Total Current Liabilities	738,591	807,186

Commitments and Contingencies	–	–

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and 220,000 shares issued and outstanding at September 30, 2013 and December 31, 2012 respectively		22
Common stock, $.0001 par value; 200,000,000 and 100,000,000 shares authorized; 46,499,632 and 30,252,938 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	4,651	3,025
Additional paid-in capital	19,874,274	14,485,740
Accumulated deficit	(17,550,900)	(13,418,302)
	2,328,025	1,070,485
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	2,296,524	1,038,984
Total Liabilities and Stockholders' Equity	$3,035,115	$1,846,170

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Unaudited		Unaudited
	2013	2012	2013	2012

Revenues, net	$668,719	$770,392	$2,263,812	$2,014,091
Cost of Revenues	441,061	567,628	1,652,449	1,533,893
Gross Profit	227,658	202,764	611,363	480,198

Operating Expenses:
Selling, general and administrative expenses	1,396,637	844,576	4,658,596	3,331,975
Total Operating Expenses	1,396,637	844,576	4,658,596	3,331,975

Loss from Operations	(1,168,979)	(641,812)	(4,047,233)	(2,851,777)

Other Income (Expense):
Interest expense	(24,602)	(24,869)	(85,586)	(29,978)
Beneficial Conversion Feature				(120,254)
Interest income	53	106	221	332
Loss on abandonment of fixed assets				(4,819)
Total Other Income (Expense)	(24,549)	(24,763)	(85,365)	(154,719)

Net Loss	$(1,193,528)	$(666,575)	$(4,132,598)	$(3,006,496)

Net Loss Per Common Share:

Basic	$(0.03)	$(0.03)	$(0.10)	$(0.12)

Weighted Average Common Shares Outstanding:

Basic	45,490,256	26,507,410	40,177,948	25,621,557

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2012 and Nine Months September 30, 2013

	Total Stockholders'	Preferred Stock		Common Stock		Additional Paid-in		Treasury Stock
	Equity	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount
Stock Purchase	1,752,240			4,208,872	434	1,751,806
Stock Grant	1,210,911			1,926,496	179	1,210,732
Stock Purchase Preferred	470,000	470,000	47	–	–	469,953
Conversion of Preferred Stock		(250,000)	(25)	833,334	84	(59)
Option Grant	219,647					219,647
Warrant Grant	50,684					50,684
Beneficial Conversion Feature	120,254					120,254
Closing Costs on equity issuance	(334,684)					(334,684)
Net Loss	(4,134,061)						$(4,134,061)
Balance, at December 31, 2012	$1,038,984	$220,000	$22	30,252,938	$3,025	$14,485,740	$(13,418,302)	23,334	$(31,501)
Stock Purchase	4,178,316		–	13,900,005	1,400	4,176,916	–	–	–
Offering Costs	(171,817)	–	–			(171,817)	–	–	–
Conversion of preferred stock		(220,000)	(22)	528,000	53	(31)	–	–	–
Option Grant	392,638					392,638
Stock Grant	893,446			1,818,689	173	893,273	–	–	–
Stock Compensation	97,555					97,555
Net Loss	(4,132,598)	–	–	–	–	–	(4,132,598)	–	–
Balance, at September 30, 2013	$2,296,524	–	$–	46,499,632	$4,651	$19,874,274	$(17,550,900)	23,334	$(31,501)

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,	2013	2012

Cash Flows from Operating Activities:
Net loss	$(4,132,598)	$(3,006,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199,090	168,917
Stock-based compensation	1,383,638	943,936
Beneficial Conversion Feature		120,254
Amortization of deferred financing costs	42,238	18,772
Abandonment of assets		4,819
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	144,656	73,332
Prepaid expenses and other assets	(347,152)	48,973
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(110,833)	2,718
Total adjustments	1,311,637	1,381,721
Net Cash Used in Operating Activities	(2,820,961)	(1,624,775)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(24,358)	(242,764)
Net Cash Used in Investing Activities	(24,358)	(242,764)

Cash Flows from Financing Activities:
Proceeds from Loan		265,525
Proceeds from issuance of stock	4,006,500	1,626,761
Net Cash Provided by Financing Activities	4,006,500	1,892,286

Net Increase (Decrease) in Cash and Cash Equivalents	1,161,181	24,747
Cash and Cash Equivalents, beginning of period	362,598	605,563
Cash and Cash Equivalents, end of period	$1,523,779	$630,310

Supplemental Disclosure Information:
Cash paid for interest	$43,348	$29,978
Cash paid for taxes	$–	$–

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

On September 10, 2013, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. (the "Company" or "Mobiquity").

Mobiquity is a technology company focusing on connecting Fans (consumers) and Brands through Online, Social and Mobile Platforms. Mobiquity Technologies is attempting to revolutionize location-based mobile marketing platforms through social registration, gamification and rewards by creating a Universal Location Based Mobile Marketing Ecosystem that maximizes “Fan Engagement” through a single platform of Bluetooth, Wi-Fi, NFC, QR, Beacon technology and a universal Application.

Mobiquity Technologies has developed and acquired a number of innovative marketing technologies, spanning location-based mobile marketing, mobile customer data analytics, web content and customer relationship management, that it will continue to leverage through its two wholly-owned subsidiaries: Mobiquity Networks and Ace Marketing & Promotions.

Ace Marketing, Inc., which recently changed its name to Ace Marketing & Promotions, Inc. (“AMI”), an Integrated Marketing Company focused on marketing process analysis and technology-based growth acceleration strategies. AMI offers Brand Analysis & Development, Website Analysis & Development, Database Analysis & Building, and Integrated Marketing Campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that help its clients connect with their customers and acquire new business. Additionally, AMI will utilize our proprietary back-office business process management platform dubbed “Axxion”. The Company created this platform to ensure efficient business process scalability. Axxion will be the cornerstone of a planned growth strategy focused on acquisition and an aggressive sales team expansion.

Mobiquity Networks, Inc. is a leading provider of hyper-local mobile marketing solutions. Mobiquity is continuing to attempt to build one of the nation's largest Proximity Marketing networks. Proximity Marketing is a location-based marketing tool that delivers rich digital content to any Bluetooth or Wi-Fi enabled device within a 300ft radius of a central terminal. Our technology permits delivery to virtually any mobile device and properly formats each message to ensure that every user receives the best possible experience. Results are fully trackable, giving campaigns full performance accountability. We offer brands the opportunity to reach millions of consumers with relevant, engaging content that is 100% free to the end user. The Mobiquity network is the largest mall-based network of its kind. It is currently installed in 75 malls across the US, covering each of the top 10 designated marketing areas (“DMA’s”), and has the ability to reach approximately 96 million shopping visits per month.

Agreement  with Simon Property Group, L.P.

In April 2011, we signed an exclusive rights agreement with a Top Mall Developer (the "Simon Property Group") to create a location-based mobile marketing network called Mobiquity Networks. In August 2013, we amended the original agreement to now provide for a 75 mall agreement by the end of 2013, which contract runs through December 31, 2017 and includes top malls in the Simon Mall portfolio. This new alliance will give advertisers the opportunity to reach millions of mall visitors per month with mobile digital content and offers when they are most receptive to advertising messages.

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

The Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2013, results of operations for the three months and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

LONG-LIVED ASSETS

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (3-7 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their specific life (15 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at September 30, 2013 and December 31, 2012.

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

NOTE 3: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was (i) approximately 23,179,000 and 15,600,000 because they are anti-dilutive as a result of a net loss for the three months ended September 30, 2013 and 2012, respectively.

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

For January through June 2012 the Company issued 150,000 shares of common stock for consulting services. Pursuant to an agreement effective June, 2012 the Company agreed to pay the adviser $10,000 per month plus 100,000 shares per quarter. A total of 200,000 shares of common stock were issued for the last nine months of 2012. The advisory agreement was terminated in November 2012 and then a new agreement was entered into pursuant to which the adviser received five year warrants to purchase 125,000 shares of common stock exercisable at $.35 per share through November, 2017.

In April 2012 the Company entered into various business advisory agreements pursuant to which a total of 535,000 shares were issued in connection with services rendered. In September 2012, an aggregate of 71,040 shares of common stock were returned to the Company for cancellation to settle a dispute between the Company and certain consultants. See “Note 6” for a description of consulting agreements during 2012 and the first nine months of 2013, which agreements involve the payment of cash, stock and warrants.

COMPENSATION COSTS

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended September 30, 2013 and 2012 include employee share-based compensation expense totaling approximately $332,000 and $23,000, respectively. The Company's results for the nine month periods ended September 30, 2013 and 2012 include employee share-based compensation expense totaling approximately $1,383,600 and $943,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee stock-based compensation - option grants	$51,928	$–	$175,248	$238,500
Employee stock-based compensation - stock grants
Non-Employee stock-based compensation - option grants	55,055	–	284,655	77,364
Non-Employee stock-based compensation - stock grants	186,904	(27,253)	812,401	577,388
Non-Employee stock-based compensation-stock warrant	38,110	50,684	111,334	50,684
Total	$331,997	$23,431	$1,383,638	$943,936

NOTE 5: STOCK OPTION PLAN/WARRANTS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "2005 Plan") for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000.  In October 2009, the Company established and the stockholders approved a 2009 Employee Benefit and Consulting Services Compensation Plan (the "2009 Plan") for granting up to 4,000,000 non-statutory and incentive stock options and awards to directors, officers, consultants and employees of the Company, which amount was increased to 10,000,000 shares in September 2013. (The 2005 Plan and the 2005 Plan are collectively referred to as the "Plans".)

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

The weighted average assumptions made in calculating the fair values of options granted during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Expected volatility	172.77%	_%	127.49%	145.70%
Expected dividend yield	–	–	–	–
Risk-free interest rate	.57%	–	.78%	–
Expected term (in years)	5	–	5.57	7.75

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2013	4,575,000	.76	5.81	$0
Granted	2,255,720	.37	5.63	85,843
Exercised	–
Cancelled & Expired	–

Outstanding, September 30, 2013	6,830,720	.63	4.36	$132,943

Options exercisable, September 30, 2013	6,414,052	.64	4.34	$132,943

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2013 and 2012 was $0.42 and $0.69, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.36 closing price of the Company's common stock on September 30, 2013.

As of September 30, 2013, the fair value of unamortized compensation cost related to unvested stock option awards was $98,612.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Expected volatility	61.13%	52.88%	65.61%	52.88%
Expected dividend yield		–	–	–
Risk-free interest rate	.57%	.3%	.78%	3.5%
Expected term (in years)	2.03	3.5	4.13	–

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2013	14,319,532	$.55	1.56	$–
Granted	7,880,007	$.51	4.22	4,250
Exercised	–	–
Cancelled	5,851,665	–
Outstanding, September 30, 2013	16,347,874	$.58	2.90	29,250

Warrants exercisable, September 30, 2013	16,347,874	$.58	2.90	$29,250

Warrant Exercise

In August 2013, the Company had Class E Warrants to purchase 5,851,655 shares of Common Stock, exercisable at $.30 per share, terminate as a result of the expiration of the term of said Warrants. Of the 5,851,655 Warrants, 180,000 were exercised and the Company received proceeds of $54,000.

Warrant Extension

The Company’s Class D Warrants, which were set to expire on August 21, 2013, have had their expiration date extended by the Company to June 30, 2014. The Class D Warrants are exercisable at $1.00 per share.

NOTE 6: CONSULTING AGREEMENTS

For January through June 2012 the Company issued 150,000 shares of common stock for consulting services. Pursuant to an agreement effective June, 2012 the Company agreed to pay the adviser $10,000 per month plus 100,000 shares per quarter. A total of 200,000 shares of common stock were issued for the last nine months of 2012. The advisory agreement was terminated in November 2012 and then a new agreement was entered into pursuant to which the adviser received five year warrants to purchase 125,000 shares of common stock exercisable at $.35 per share through November, 2017.

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

On November 27, 2012, the Company engaged Legend Securities, Inc. to act as Placement Agent in connection with a private placement offering, which offering was completed in January 2013. The Company received gross proceeds of $950,000 from the completion of said offering, including $100,000 and $50,000 from directors of the Company, Thomas Arnost and Sean Trepeta. In connection with this offering, the Company issued to Legend’s investors a total of approximately 3,166,670 shares of common stock. For every two shares invested, each investor received a warrant to purchase one share of common stock, exercisable at $.50 per share through December, 15, 2017. In addition to cash compensation, Legend received warrants to purchase 15% of the number of shares sold in the offering. The Placement Agent warrants are identical to the warrants sold to investors in the offering. After the aforementioned offering, the Company undertook a private placement offering on the same terms as those sold to the Legend investors. From February 1 through May 31, 2013, the Company raised $3,016,000 in gross proceeds, including, $300,000 received from investors who previously invested in January 2013 through Legend. The Company compensated Legend pursuant to a tail fee agreement and paid Legend $36,000 in cash compensation and a warrant to purchase 150,000 shares of Common Stock, exercisable at $.50 per share through December 15, 2017. The Company issued to investors a total of approximately 10,053,334 shares of Common Stock and Class BB Warrants to purchase approximately 5,026,667 shares of Common Stock. In September 2013, the Company received gross proceeds of $132,000 from the sale of securities to two existing stockholders who purchased securities on the same terms as were offered above. In connection with such transactions, the Company issued 440,000 shares of Common Stock and 220,000 Class BB Warrants.  Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Quarter Ended September 30, 2013
	Ace Marketing & Promotions	Mobiquity Networks	Total
Revenues, net	$643,219	25,500	$668,719
Operating (loss), before interest amortization, depreciation and taxes	(718,520)	(385,976)	(1,104,496)
Interest income	53	–	53
Interest (expense)	(24,602)	–	(24,602)
Depreciation and amortization	(19,896)	(44,587)	(64,483)
Net Loss	(762,965)	(430,563)	(1,193,528)
Assets at September 30, 2013	2,262,452	772,663	3,035,115

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

NOTE 10: FACILITIES

In February 2012, the Company entered into a lease agreement for new executive office space of approximately 4,200 square feet located at 600 Old Country Road, Garden City, NY 11530. The lease agreement is for 63 months commencing May 12, 2012. The annual rent under this office facility for the first year is estimated at $127,000, including electricity, subject to an annual increase of 3%. In the event of a default in which the Company is evicted from the office space, Mobiquity would be responsible to the landlord for an additional payment of rent of $160,000 in the first year of the lease, an additional payment of $106,667 in the second year of the lease and an additional payment of rent of $53,333 in the third year of the lease. Such additional rent would be payable at the discretion of the Company in cash or in Common Stock of the Company.

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

As the technology owner, the Company realized immediate cost savings and will leverage the hardware and software included in its purchase to expand its mall-based footprint in the United States. The acquisition of FuturLink’s technology and corresponding patents provides the Company with vertical integration and provides it with flexibility and autonomy. By owning the technology, the Company may be able to do the following:

•	Increase download speed for both Bluetooth and Wi–Fi,

•	Add customer dashboard for real-time reporting of campaign statistics,

•	Implementation of a rewards program to increase download loyalty,

•	Ability to deliver apps directly via Bluetooth and Wi-Fi Integrate additional forms of mobile technology into the platform

•	Reduce cost of proximity marketing units and

•	Eliminate the payment of licensing fees to FuturLink in excess of $150,000 per annum.

The acquisition of FuturLink’s assets did not result in the acquisition of a significant subsidiary as defined under Article 1(w) of Regulation S-X.

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

As further consideration for TCA entering into and structuring the Equity Facility, the Company shall pay to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of one hundred thousand dollars ($100,000) (the “Facility Fee Shares”). In the event the value of the Facility Fee Shares issued to TCA does not equal $100,000 after a ninth month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued. In June 2012, the Company issued 196,078 shares of common stock as the initial Facility Fee Shares. In March 2013, TCA notified Mobiquity that the facility fee of $100,000 needed to be paid in additional shares or cash. In this respect, the 196,078 shares of Common Stock previously advance by the Company to TCA toward the facility fee were sold by TCA and it realized net proceeds of approximately $48,000. In March 2013, the Company elected to pay the remaining facility fee in cash.

On April 12, 2013, the Company obtained an effective Registration Statement covering the resale of up to 5,000,000 shares of Common Stock pursuant to the Equity Facility. In June 2013, the Company issued, but did not sell, 50,000 shares of its Common Stock pursuant to the Equity Facility. Upon request the Company will receive 95% of the proceeds of sale, less a fee of 5%. It is anticipated that the net proceeds received from the sale of the aforementioned 50,000 shares will be utilized to reduce the $350,000  principal amount outstanding under the Company’s Promissory Note owing to TCA. See “Note 13.”

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

As of September 30, 2013, the convertible promissory note, with a face value of $350,000, is reported net of $9,386 of unamortized deferred financing costs, or $340,614.

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

Mobiquity Overview

Mobiquity is a technology company focusing on connecting Fans (consumers) and Brands through Online, Social and Mobile Platforms. Mobiquity Technologies is attempting to revolutionize location-based mobile marketing platforms through social registration, gamification and rewards by creating a Universal Location Based Mobile Marketing Ecosystem that maximizes “Fan Engagement” through a single platform of Bluetooth, Wi-Fi, NFC, QR, Beacon technology and a universal Application.

Mobiquity Technologies has developed and acquired a number of innovative marketing technologies, spanning location-based mobile marketing, mobile customer data analytics, web content and customer relationship management, that it will continue to leverage through its two wholly-owned subsidiaries: Mobiquity Networks and Ace Marketing & Promotions.

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

Mobiquity Technologies’ subsidiary Mobiquity Networks provides location-based mobile marketing services via Bluetooth and Wi-Fi that requires no GPS tracking and no need to download an application. Mobiquity utilizes a targeted, location-based approach to reach audiences on their mobile devices when it matters most. Mobiquity employs a combination of leading-edge mobile technologies to deliver virtually any digital media content including images, videos, audio mp3s, maps, games, applications and coupons to mobile phones within targeted geographic locations.

The Company has built an extensive location based mobile marketing mall network which currently enables access to over 96 million mobile customer visits per month while they are shopping. The Company’s network allows brands to engage their potential customers with the right offer at the right place at the right time....when they are about to make a purchasing decision.

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

Location-Based Mobile Marketing results in strong opt-in rates due to proximity of the Network. Through its subsidiary Mobiquity Networks, Management believes that Mobiquity is the first Location-Based Mobile Marketing Company focused on US shopping malls and has built and controls the only national proximity marketing mall network.

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

Quarter Ended September 30, 2013 vs. September 30, 2012

	Three Months Ended September 30
	2013	2012
Revenue	$668,719	$770,392
Cost of Revenues	$441,061	$567,628
Gross Profit	$227,658	$202,764
Selling, General and Administrative Expenses	$1,396,637	$844,576
(Loss) from Operations	$(1,168,979)	$(641,812)

We generated revenues of $668,719 in the third quarter of 2013 compared to $770,392 in the same three month period ending September 30, 2012. The change in revenues of $101,673 in 2013 compared to 2012 was due to a slight down turn in our economy.

Cost of revenues was $441,061or 65.9% of revenues in the third quarter of 2013 compared to $567,628 or 73.6% of revenues in the same three months of 2012. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $126,567 in 2013 is related to volume and product mix of the products our customers purchased.

Gross profit was $227,658 in the third quarter of 2013 or 34.1% of net revenues compared to $202,764 in the same three months of 2012 or 26.3% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $1,396,637 in the third quarter of 2013 compared to $844,576 in the same three months of 2012, an increase of approximately $552,000. Such operating costs include payroll and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. The increase in operating expenses in the third quarter of 2013 was primarily due to an increase in professional (consulting) fees of approximately $17,000 associated with the formation and development of Mobiquity Networks including travel and trade show expenses of $20,000 and increased salaries of approximately $115,000 for Mobiquity, along with the increase in commissions of $44,000 and the non-cash stock based compensation costs of $309,000.

The 2013 third quarter loss from operations was $(1,168,979) as compared to $(641,812) for the comparable period of the prior year, an increased loss of $527,167. The increase in operating losses is attributable to the increased operating expenses associated with the development of Mobiquity Networks and increased salaries for Mobiquity as described above.

No benefit for income taxes is provided for in 2013 and 2012 due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services by our clients.

Nine Months Ended September 30, 2013 vs. September 30, 2012

	Nine Months Ended September 30
	2013	2012
Revenue	$2,263,812	$2,014,091
Cost of Revenues	$1,652,449	$1,533,893
Gross Profit	$611,363	$480,198
Selling, General and Administrative Expenses	$4,658,596	$3,331,975
(Loss) from Operations	$(4,047,233)	$(2,851,777)

We generated revenues of $2,263,812 in the first nine months of 2013 compared to $2,014,091 in the same nine month period ending September 30, 2012. The change in revenues of $249,721 in 2013 compared to 2012 was due to increased efforts of our sales force.

Cost of revenues was $1,652,449 or 73.0% of revenues in the first nine months of 2013 compared to $1,533,893 or 76.1% of revenues in the same nine months of 2012. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $118,556 in 2013 is related to volume and product mix of the products our customers purchased.

Gross profit was $611,363 in the first nine months of 2013 or 27.0% of net revenues compared to $480,198 in the same nine months of 2012 or 23.8% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold, pricing of the items and the volume of product sold. Also, it is our practice to pass freight costs on to our customers. Reimbursement of freight costs which are included in revenues have lower profit margins than sales of our promotional products and has the effect of reducing our overall gross profit margin on sales of products, particularly on smaller orders.

Selling, general, and administrative expenses were $4,658,596 in the first nine months of 2013 compared to $3,331,975 in the same nine months of 2012, an increase of $1,326,621. Such operating costs include payroll and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. The increase in operating expenses in the first nine months of 2013 was primarily due to an increase in professional (consulting) fees of approximately $292,000 associated with the development of Mobiquity Networks and increased salaries of approximately $279,000 for Mobiquity along with the increase in commissions of $175,000, increase in rents of $50,000 and the non-cash stock based compensation costs of $400,000 and $32,000 increase in interest costs associated with the convertible promissory note.

The 2013 loss from operations for the nine months ended September 30, 2013 was $(4,047,233) as compared to $(2,851,777) for the comparable period of the prior year, an increased loss of $1,195,456. The increase in operating losses is attributable to the increased operating expenses associated with the development of Mobiquity Networks and increased salaries for Mobiquity as described above.

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

In the second quarter of 2013, the Company opened up an office in Barcelona, Spain, specifically related to the research and development of the Mobiquity Networks’ product line. The operating costs of this Barcelona facility are approximately $25,000 per month for rent, personnel and other general overhead.

Mobiquity Networks

In February 2012, we announced our plans to have the architecture for our proprietary mobile marketing solutions; “Mall-Offers Wi-Fi” and “malloffers.com” completed by the end of the first quarter of 2012 and that we begin to rollout the solutions on our nationwide Mobiquity Network. Although the architecture for “Mall-Offers” is complete, we were unable to begin the rollout due to capital restraints. We do expect to begin the rollout by the end of the fourth quarter of 2013.

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

Our Mall-Offers Platform should help address the mobile marketing industry’s single largest issue, which is delivering relevant offers to consumers at the point of purchase. Management believes that most mall retailers desire to have a mobile marketing strategy but haven’t figured out how to get in front of consumers at the point of sale. The Mall-Offers Platform gives us the ability to offer the hundreds of retailers in each mall within the Mobiquity Network a true mobile marketing solution. Both companies and their sales agencies now realize the implementation of a mobile strategy is now a necessity. The activation needs to go beyond simple banner and pop-up ads on a mobile website or the development of an app. Consumers are seeking relevant content and valuable offers, not ambush advertising. The new Mall Offers Network will give retailers and company brands access to consumers and consumers’ access to the offers they want to see.

As a result of the foregoing, Management is excited about the sales prospects that it expects to have across our network in the upcoming months.

Plan of Operation

The Company has a history of operating losses. The Company has taken the following steps to seek to obtain profitability, of which there can be no assurances given.

1.	The Company has restructured itself into two operating divisions, namely, Ace Marketing & Promotions and Mobiquity Networks. The Company recently changed its name to Mobiquity Technologies, Inc. to change the emphasis of the Company. Mobiquity is a technology company focusing on connecting Fans (consumers) and Brands through Online, Social and Mobile Platforms. Mobiquity Technologies is attempting to revolutionize location-based mobile marketing platforms through social registration, gamification and rewards by creating a Universal Location Based Mobile Marketing Ecosystem that maximizes “Fan Engagement” through a single platform of Bluetooth, Wi-Fi, NFC, QR, Beacon technology and a universal Application. Mobiquity Technologies has developed and acquired a number of innovative marketing technologies, spanning location-based mobile marketing, mobile customer data analytics, web content and customer relationship management, that it will continue to leverage through its two wholly-owned subsidiaries: Mobiquity Networks and Ace Marketing & Promotions.

2.	The Company has acquired the assets of FuturLink as described elsewhere herein. This transaction should result in substantial cost savings. In this respect, the Company will be able to install proximity marketing units at a lower cost. The Company will not have to pay annual licensing fees in excess of $150,000.

3.	The Company has hired internal salespeople to work with advertising agencies and brands to sell advertising on Mobiquity’s proximity marketing network.

4.	The Company has developed a proprietary website development platform and content management system to increase sales.

5.	The Company has entered into several public relation contracts to generate new interest in our publicly traded stock.

Management believes that the foregoing measures should lead to additional sales and increase shareholder value.

The Company anticipates continuing to rely on external financing from sales of its common stock to support its operations until cash flow from operations has a positive impact on operations, although no assurances can be given in this regard.

Liquidity and Capital Resources

 The Company had cash and cash equivalents of $1,523,779 at September 30, 2013. Cash used by operating activities for the nine months ended September 30, 2013 was $2,820,961. This resulted primarily from a net loss of $4,132,598 partially offset by decreases in accounts receivable of $144,656 and a decrease of $347,152 in prepaid expenses and other assets. Net cash of $24,358 was used by investing activities to acquire property and equipment. Net cash was provided by financing activities totaling $4,006,500 resulting from the issuance of common stock.

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

On November 27, 2012, the Company engaged Legend Securities, Inc. to act a Placement Agent in connection with a private placement offering, which offering was completed in January 2013. The Company received gross proceeds of $950,000 from the completion of said offering, including $100,000 and $50,000 from directors of the Company, Thomas Arnost and Sean Trepeta. In connection with this offering, the Company issued to Legend’s investors a total of approximately 3,166,670 shares of common stock. For every two shares invested, each investor received a warrant to purchase one share of common stock, exercisable at $.50 per share through December, 15, 2017. In addition to cash compensation, Legend received warrants to purchase 15% of the number of shares sold in the offering. The Placement Agent warrants are identical to the warrants sold to investors in the offering. After the aforementioned offering, the Company undertook a private placement offering on the same terms as those sold to the Legend investors. From February 1 through May 31, 2013, the Company raised $3,016,000 in gross proceeds, including, $300,000 received from investors who previously invested in January 2013 through Legend. The Company compensated Legend pursuant to a tail fee agreement and paid Legend $36,000 in cash compensation and a warrant to purchase 150,000 shares of Common Stock, exercisable at $.50 per share through December 15, 2017. The Company issued to investors a total of approximately 10,053,334 shares of Common Stock and Class BB Warrants to purchase approximately 5,026,667 shares of Common Stock.  In September 2013, the Company received gross proceeds of $132,000 from the sale of securities to two existing stockholders who purchased securities on the same terms as were offered above. In connection with such transactions, the Company issued 440,000 shares of Common Stock and 220,000 Class BB Warrants.  Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2013 through September 30, 2013, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. –May 2013	Common Stock; Class BB Warrants; Placement Agent warrants; and options	13,220,000 shares and 6,610,000 warrants; 625,000 Placement Agent warrants; 500,000 options granted to counsel in lieu of cash	$3,966,000; cash compensation totaling $150,000 was paid.	Rule 506	Warrants exercisable at $.50 per share through December 15, 2017
January 2013	Warrants	600,000 shares (Note: 150,000 warrants vesting quarterly).	Services rendered; no commissions paid	Rule 506	Warrants exercisable at $.30 per share through Jan. 2017
January 2013	Common Stock	673,598 shares	Shares issued pursuant To anti-dilution rights; no additional monies Received by the Company and no commissions paid	Rule 506	Not applicable
January 2013	Common Stock	24,642 shares	Penalty shares; no commissions paid	Rule 506	Not applicable
January 2013	Common Stock	200,000 shares	Services rendered in the fourth quarter of 2012, but issued in Jan. 2013	Rule 506	Not applicable
March 2013	Common Stock	528,000 shares	Preferred Stock conversion; no commissions paid	Section 3(a)(9)	Not applicable
Feb. – June 2013	Common Stock and Options	1,331,430 shares; 500,000 Options (1)	Services rendered; no commissions paid	Rule 506	Options exercisable at $.30 per share through April 11, 2018
Sept. 2013	Common Stock and Class BB Warrants	440,000 shares and 220,000 BB Warrants	$132,000 received; no Commissions paid	Rule 506	Warrants, expiring December 15, 2017
August 2013	Common Stock	180,000 shares	$54,000 received from exercise of Warrants; no commissions paid	Section 4(2)

_________

(1)	Includes options to purchase 500,000 shares, 71,430 of which have vested at June 30, 2013. Of the 1,331,430 shares, this includes 1,171,430 shares granted in June 2013 pursuant to a consulting contract described under Note 6. The remaining 160,000 shares were granted in connection with public relation and business development services.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the nine months ended September 30, 2013, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company’s Class D Warrants which were set to expire on August 21, 2013 have had their expiration date extended by the Company through June 30, 2014. The Class D Warrants are exercisable at $1.00 per share. The Company’s Class E Warrants, which were exercisable at $.30 per share, expired at the end of August 2013. Of the approximate 5.8 million Class E Warrants outstanding, 180,000 were exercised before they expired.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)

10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the Company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the Company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (5)
31.1	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (15)
31.2	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (15)
31.3	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (15)
32.1	Co-Principal Executive Officer Section 1350 Certification (15)
32.2	Co-Principal Executive Officer Section 1350 Certification (15)
32.3	Principal Financial Officer Section 1350 Certification (15)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
101.SCH	Document, XBRL Taxonomy Extension (15)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (15)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (15)
101.LAB	Linkbase, XBRL Taxonomy Extension (15)
101.PRE	Presentation Linkbase (15)

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11) (12) (13) (14) (15)

Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.

Filed herewith.

(16) (17)	Incorporated by reference to Form 8-K filed June 6, 2013. Incorporated by reference to Form 8-K filed September 11, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: November 14, 2013	By: /s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: November 14, 2013	By: /s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: November 14, 2013	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

