Form 10-K
period 2013-12-31
Mobiquity Technologies, Inc.
filed 2014-03-21
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [_]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K   [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_]   No [X]

As of June 28, 2013, the number of shares held by non-affiliates was approximately 37,659,000 shares based upon 45,383,682 shares of Common Stock outstanding.  The approximate market value based on the last sale (i.e. $.43 per share as of June 28, 2013) of the Company’s Common Stock was approximately $16,200,000.

The number of shares outstanding of the Registrant’s Common Stock, as of March 13, 2014 was 59,506,582.

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

Item 1.  Business

Company Overview

Mobiquity Technologies, Inc. (the “Company,” “Mobiquity,” “we” or “our”), a New York corporation. Through its wholly-owned subsidiary, Mobiquity Networks, Inc., is an advertising technology (Ad Tech) company focusing on connecting Fans (consumers) and Brands through a single platform utilizing Online, Social and Mobile. Mobiquity leverages leading edge mobile technologies including Bluetooth (Push & Beacon BLE), Wi-Fi, NFC (Near Field Communications) and QR (Quick Response) code and employs propriety devices through retail environments to build physical networks. Assets are managed in a single platform creating a new class of consumer engagement and data intelligence.

Mobiquity Devices

Our Mobiquity devices which are deployed through retail locations to create the Mobiquity network include Mobi-Units, Mobi-Beacons and Mobi-Tags. Mobi-Units utilize both Bluetooth and Wi-Fi to communicate with all devices, including smart phones and feature phones. An advantage of Mobi-Units is that consumers have the choice through an opt-in process to receive only desired content and offers. Additionally, through the use of Wi-Fi, consumer can connect to view content and receive special offers. Mobi-Beacons which utilize Bluetooth LE 4.0, are also part of the Mobi-Unit, and can dramatically enhance the in-app experience through the use of hyper accurate location event data. Mobi-Tags interact with smart phones utilizing QR and NFC and can promote app downloads, social media engagement and database building.

NETWORK DEVICES

Deployed to physical locations

Mobi-Tags

Mobi-Units

Mobi-Beacons

QR & NFC

Promotes digital marketing initiatives

- App Download
- Social Media Engagement
- Email & SMS database build

Bluetooth Push & Closed-WiFi

Reaches fans on an opt-in basis with digital downloads and offers

- Feature Phones engage with Bluetooth Push
- Smartphones without an app engage via closed loop Wi-Fi

(Phone must support BT Object Push Profile)

Bluetooth LE Beacons

Personalized hyper-local engagement

- Works with existing partner mobile apps
- Timely, contextually relevant location based events
- Unique personalization
- Richer data and analytics

1

Our Single Integrated Platform

The Mobiquity Platform employs a number of core solutions to help us engage with nearly 100% of the mobile market. Our data/services include campaign management, analytics and campaign results and reward programs and special offers to consumers.

The Network

Through our various agreements with mall developer (Simon Property Group) and strategic partners (EYE Corp), we have deployed physical devices throughout 100 of the top shopping malls across the United States. These devices work together to create our NETWORK, which provides advertisers the opportunity to reach millions of mall visitors per month with mobile content and offers when they are most receptive to advertising messages. We are also planning to expand our network into other venues, such as; stadiums, arenas, colleges, airports and retail chains to name a few.

The highlights of our network include the following:

•	100 shopping malls;
•	Represents approximately 120 million monthly shopping visits;
•	Provides access to affluent, highly-sought-after demographic; and
•	National coverage – Top 10+ DMA’s throughout the country, such as but not limited to; New York, Los Angeles and Chicago.

Our location-based mobile marketing network is designed to reach on-the-go shoppers via their mobile devices. We offer extremely targeted messaging engineered to engage and influence shoppers as they move about the mall environment. Mobiquity’s Mobi-Units are strategically placed in shopping malls near entrances, anchor stores, escalators and other high traffic and high dwell time areas. Mobiquity’s Mobi-Unit placement takes advantage of the opportunity to provide a reminder to consumers just before making a purchase decision. These Mobi-Units generate high awareness and brand recognition at the right time and place.

2

Mobiquity Toolkit

We are creating a new class of contextually relevant consumer experience based on time, location, proximity and personalization. Our Mobiquity platform provides advertisers the following:

3

Core Services

The pictures that follow demonstrate practical applications of our Mobi-Units, Mobi-Beacons and Mobi-Tags:

4

MOBI-BEACON

Increase app usage & enhance app experience using
Bluetooth LE

Hyper-accurate indoor geo-location

5

6

SMART DATA

Mobiquity Advantages

•	Ubiquitous technologies allow us to reach nearly 100% of mobile devices.
•	Devices are integrated on a single platform.
•	Platform monitors & reports device activity in real-time, manages campaigns, delivers highly targeted content and provides 3rd Party access to our network through SDK (Software Development Kit) & API (Application Program Interface) integration.
•	Mobiquity has already established a PREMIUM network footprint. Mall-based network reaches a premier demographic.
•	Ready to translate experience to in-store applications.

Acquisition of Intellectual Property of FuturLink

In March 2013, the Company formed as a wholly-owned subsidiary, Mobiquity Wireless, SLU in Spain. Mobiquity Wireless then acquired the assets of FuturLink at a cost of approximately $160,200, which cash was paid from the Company’s current working capital. These assets include, without limitation, the FuturLink technology (U.S. patents and source codes), trademark(s) and access point (proximity marketing) component parts.

As the technology owner, the Company realized immediate benefits and will leverage the hardware and software included in its purchase to expand its mall-based footprint in the United States. The acquisition of FuturLink’s technology and corresponding U.S. patents provides the Company with the flexibility and autonomy to; improve, upgrade and integrate new ideas and cutting edge technologies into its existing platform. This will allow the Company to evolve as new technologies emerge.

The Company believes that the intellectual property of FuturLink which is now owned by the Company will be a valuable asset to the Company as it moves forward with its technology platform. In the event our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in future intellectual property litigation, our business could be adversely affected.  Our success depends in part on our ability to defend our intellectual property rights. Third parties may seek to challenge, invalidate or circumvent our intellectual property rights. In addition, our intellectual property positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our intellectual property rights.  Also, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing our proprietary rights in certain territories. Intellectual property disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products and/or services. See “Risk Factors.”

Our Integrated Marketing Subsidiary

Our wholly-owned subsidiary, Ace Marketing, Inc., changed its name to Ace Marketing & Promotions, Inc. in September 2013 when our parent corporation, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. to its current name. Our subsidiary, Ace, is an Integrated Marketing Company focused on marketing process analysis and technology-based growth acceleration strategies. Ace offers Brand Analysis & Development, Website Analysis & Development, Database Analysis & Building, and Integrated Marketing Campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that help its clients connect with their customers and acquire new business.

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

The “Ace Process”

•	Brand analysis and development,

•	Website analysis and development,

•	Database analysis and building, and

•	Integrated marketing campaigns.

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

In creating a strong brand, our team must be able to answer each of the following questions:

•	Brand Analysis: Does it send the right message our client’s want?

•	Brand Creation: Have we achieved a professional look?

•	Brand Consistency: Is our client marketing consistent across all mediums?

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

Ace has created a proprietary web development platform (“AcePlace CMS”) that is changing the way websites are developed and maintained. Our platform drastically reduces the programming and coding required to deliver outstanding functionality, and delivers a content management system that puts the control back into our clients’ hands. More importantly, with AcePlace CMS, each client can manage its own branded merchandise/company store, its own in-house database, e-mail, and text marketing communication from a single platform.

Ace’s keys to creating a strong web presence are as follows:

•	Create a strong brand image;

•	Utilize a content management system (CMS);

•	Use AcePlace as a client’s central marketing tool; and

•	Make sure our client’s website is optimized for mobile devices.

DATABASE ANALYSIS & BUILDING

Ace works with each client’s existing database(s) to ensure that each client has the most accurate and up-to-date information for its clients including (but not limited to) physical addresses, email addresses and phone numbers. Ace also “Models” the demographic and psychographic characteristics of the customers/clients in its database. Ace utilizes this information to learn even more about each client’s existing customers. Ace can create a demographic/psychographic profile of each client’s ideal customer base. This highly-targeted knowledge can be utilized to accurately identify high-probability prospects in each client’s market area. Ace makes the most of each client’s data by performing the following tasks with the help of our clients:

•	Data Cleaning & Appending: We make sure that our client’s data and information are accurate.

•	Data Modeling: We determine, statistically speaking, which customers should be utilizing our client’s products and services

•	Acquisition Modeling: Then, based on the results of the data modeling, we project who else our clients should be targeting

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

Each multi-channel marketing capabilities include the following:

•	Branded merchandise;

•	Direct mail marketing;

•	E-Mail marketing; and

•	Mobile marketing.

Our Distribution and Marketing Strategy

Key elements of our distribution and marketing strategy are as follows:

•	We have created a suite of solutions for one stop shopping. With our suite of solutions in place, Ace now offer its clients and potential clients the ability to work smarter in addressing their marketing needs by leveraging technology platforms. The services and technology platforms assembled provide our clients with an exceptional mix of solutions for reaching their customers in ways that were previously impossible. Clients have the ability to choose a single marketing or a complete package of solutions working together seamlessly. By offering the entire suite of solutions, the need for multiple vendors has been eliminated, and Ace can be a single source provider of brand marketing, advanced integrated marketing platforms, mobile marketing, social networks, website development and digital media.

•	Creating awareness of our products, services and facilities. Our revenues are derived from existing customers and new customers through word of mouth recommendations, attendance at trade shows and our sales representatives.

•	Providing generous incentives to our sales people to increase performance levels. We offer competitive commissions in addition to back office support and research assistance to allow our independent sales representatives to optimize their sales time and to provide them with adequate incentives to sell promotional products to our customers rather than for our competitors.

•	Provide research, consulting, design and fulfillment services to our customers to increase profitability. We design promotional products for our customers and provide consulting services in connection therewith. We utilize licensed research software technology and order entry systems in conjunction to our own proprietary software that enables us to provide the best services to our customers in the timeliest fashion possible.

Competition

Our Company competes in the advertising technology and location-based mobile marketing business and in all other facets of our business against small, medium and large companies throughout the United States. We can provide no assurances that our business will be able to compete against other companies that may have more financial resources and greater experience than the Company.

With respect to our integrated marketing subsidiary, while our competition in this business vertical is extensive with over 20,000 distributors, we believe that there are no companies that dominate the market in which we operate.  Our Company competes within the industry on the basis of service, competitive prices, personnel relationships and competitive commissions to our sales representatives to sell promotional products for us rather than our competitors. Competitors’ advantages over us may include better financing, greater experience, lower margins and better personal relationships than us.

Employees

As of March 12, 2014, we had 27 full time employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize four additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

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

RISKS RELATING TO OUR BUSINESS

History of operating losses.  Since we went public in 2005, we have experienced a continued history of operating losses.  For the years ended December 31, 2013, 2012, and 2011, we incurred a net loss of $6,087,465, $4,134,061 and $2,209,508, respectively. Our operating losses for the past three years are attributable to the general state of the economy and transforming the Company into an advertising technology corporation as described in “Item 1.” We can provide no assurances that our operations will be profitable in the future. During the fiscal years ended December 31, 2013, 2012 and 2011, we have completed equity financings totaling approximately $5,500,000, $1,900,000 and $2,200,000, respectively.  We can provide no assurances that we will be able to continue to raise additional financing to supplement our liquidity and capital resource needs on terms satisfactory to us if at all.

The Company entered into a Convertible Promissory Note which is secured by all the assets of the Company. This Note has a current maturity date of June 12, 2014, but the noteholder has the right to call the Note at any time, which could adversely affect the Company’s liquidity and capital resources. On June 12, 2012, we entered into a Secured Convertible Promissory Note due December 12, 2013 in the amount of $350,000 with TCA Global Credit Master Fund L.P. This Note is secured by all the assets of the Company. On December 12, 2013, Thomas Arnost, a director of the Company, purchased the $350,000 Note from TCA (which principal amount has been reduced to $322,000) and entered into an agreement with the Company to extend the due date of the note until June 12, 2014, subject to his right to call the Note at any time, in addition to certain other conditions. The payment of this Note at maturity or earlier if accelerated by Mr. Arnost at his sole discretion could come at a time when it would not be advantageous to the Company and could materially adversely affect the Company’s liquidity and capital resources. We can provide no assurances that the Company will be able to meet its obligations under the Note and the other Transaction Documents.

We have transformed the Company from an integrated marking company to an advertising technology company and postponed the rollout of our mall-offers platform described in prior Exchange Act filings. We can provide no assurances that our plan of operation will be successful. The Company has evolved from an integrated marketing company to an advertising technology company. Through an increase in both physical and human resources, the Company believes it has built an infrastructure that Management believes is ready to achieve significant revenues through the deployment of its Mobi-Units, Mobi-Beacons and Mobi-Tags as described in Item 1. In this respect, our mall network has expanded to 100 malls and we have increased our employment base and technical staff to 27 employees. In 2013, we upgraded our technology through the improvements offered by Bluetooth 4.0 LE in our Mobi-Beacons. The Company is seeking to realize on the advertising revenue potential of its mall network footprint and in order to concentrate on these sales opportunities, the Company has temporarily postponed the rollout of its mall-offers platform described in prior Exchange Act filings. In 2013, the Company also restructured itself into two operating divisions, namely Ace Marketing and Mobiquity Networks. In 2013, the Company acquired its licensed technology from FuturLink, a transaction at a cost of approximately $160,000 which should substantially reduce the cost of our Mob-Units as they are deployed in malls and other retail locations. Management believes that the foregoing measures should lead to additional sales and increase shareholder value, although no assurances can be given in this regard.

Our advertising technology network is unproven and the establishment of this business may not result in sufficient revenues and profitability to justify the expenditures thereof. Also, revenues to date, have been limited. Through our wholly-owned subsidiary, Mobiquity Networks, Inc., we are now an advertising technology (Ad Tech) company focusing on connecting Fans (consumers) and Brands through a single platform utilizing Online, Social and Mobile. Mobiquity leverages leading edge mobile technologies including Bluetooth (Push & Beacon BLE), Wi-Fi, NFC (Near Field Communications) and QR (Quick Response) code and employs propriety devices through retail environments to build physical networks, including Mobi-Units, Mobi-Beacons and Mobi-Tags. Assets are managed in a single platform creating a new class of consumer engagement and data intelligence. Our data/services include campaign management, analytics and reward programs and special offers to consumers. Through our various agreements with mall developers and strategic partners, we have deployed our physical devices throughout 100 of the top shopping malls throughout the United States. In fiscal 2013, we had net sales of $162,500 from the use of our Mobiquity Network. Our advertising technology network is unproven and the establishment of this business may not result in sufficient revenues and profitability to justify the expenditures thereof.

The location-based mobile marketing industry is relatively new. In 2008, we became an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the location-based mobile advertising industry. In 2013, we purchased the mobile advertising technology from our licensor. As of the filing date of this Form 10-K, we have not generated significant revenue from this new and unproven segment of our business. The ABI Research report published in January 2008 on mobile marketing refers to the industry as still being in its “wild west” years but forecasts it will settle down and become a $24 billion slice of the worldwide marketing and advertising pie by 2013. It estimated there was about $1.8 billion spent in 2007 on all forms of mobile marketing. While Management intends to market our Mobiquity devices as a premier mobile technology, we can provide no assurances that Mobiquity will generate substantial advertising revenues to compete with large, medium and small competitors that are in (or may enter) the Proximity Marketing industry with substantially larger resources and management experience. See “Item 1 – Competition.”

Dependence upon our agreements with Simon Property Group, L.L.P. and Eye Corp Pty Ltd. We have partnered with Eye Corp Pty Ltd., (“Eye Corp”) an out-of-home media company which operates the largest mall advertising display network in the United States, to roll-out an expansive network which comprises of retail, dining, transportation, sporting, music, and other high traffic venues. We have signed an exclusive rights agreement with a Top Mall Developer (the "Simon Property Group") to create a location-based mobile marketing network called Mobiquity Networks. The 75 mall agreement runs through December of 2017. Through our relationship with Eye Corp, Mobiquity’s mall network system is also located in 25 premier Macerich malls.  We are dependent upon our agreements with Eye Corp. and Simon Property Group to execute on the development of our Proximity Marketing business and to attempt to achieve profitable operations. We can provide no assurances that our operations will be profitable.

We cannot predict our future capital needs and we may not be able to secure additional financing.  Between January 2013 and February 2014, we raised over $7.5 million in private financing to support our transformation from an integrated marketing company to an advertising technology company. During the balance of 2014 and beyond, it is anticipated that additional funding will be necessary to expand our mall footprint and to support our operations. We can provide no assurances that additional equity or debt financings will be available to us on mutually satisfactory terms, if at all. Such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. Failure to secure additional financing on favorable terms could have severe adverse consequences to us.

We will need to protect our intellectual property which we acquired from FuturLink which could prove costly. The Company believes that the intellectual property of FuturLink which is now owned by the Company will be a valuable asset to the Company as it moves forward with its technology platform. In the event our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in future intellectual property litigation, our business could be adversely affected.  Our success depends in part on our ability to defend our intellectual property rights. Third parties may seek to challenge, invalidate or circumvent our intellectual property rights. In addition, our intellectual property positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our intellectual property rights.  Also, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing our proprietary rights in certain territories. Intellectual property disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products and/or services.

Our industry is highly competitive and we may not be able to compete successfully.  Our Company competes in the advertising technology and location-based mobile marketing business and in all other facets of our business against small, medium and large companies throughout the United States. We can provide no assurances that our business will be able to compete against other companies that may have more financial resources and greater experience than the Company. With respect to our integrated marketing subsidiary, while our competition in this business vertical is extensive with over 20,000 distributors, we believe that there are no companies that dominate the market in which we operate.  Our Company competes within the industry on the basis of service, competitive prices, personnel relationships and competitive commissions to our sales representatives to sell promotional products for us rather than our competitors. Competitors’ advantages over us may include better financing, greater experience, lower margins and better personal relationships than us. In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.

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

Our future performance is materially dependent upon our management and their ability to manage our growth. Our future success is substantially dependent upon the efforts and abilities of members of our existing management, particularly Dean L. Julia, Co-Chief Executive Officer, Michael Trepeta, Co-Chief Executive Officer and Sean Trepeta, President of Mobiquity Networks. The loss of the services of these persons could have a material adverse effect on our business. As of the filing date of this Form 10-K, we have five-year employment agreements with each of Messrs. Julia and M. Trepeta, which agreements renew on March 1st of each calendar year for an additional year unless the executive’s employment agreement is terminated on or before December 30th of the prior calendar year. However, we lack "key man" life insurance policies on any of our officers or employees. Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel. The number of management personnel is currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

We lack an established trading market for our common stock, and you may be unable to sell your common stock at attractive prices or at all.  There is currently a limited trading market for our common stock in the OTCQB under the symbol "MOBQ." There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. As a result, we cannot assure you that you will be able to sell your common stock at attractive prices or at all.

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

Lack of Independent Directors. The Sarbanes-Oxley Act of 2002 requires us as a public corporation to have an audit committee composed solely of independent directors. Currently, we have no independent directors and lack an Audit Committee of the Board of Directors.  Audit committee communications will have to go directly to board members and addressed with the Board of Directors. We can provide no assurances that we will be able to attract and maintain independent directors on our Board or form an Audit Committee in compliance with Sarbanes-Oxley.

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

We have entered into an Equity Agreement pursuant to which we registered up to 5,000,000 shares of Common Stock for resale under the Equity Agreement. The sale of such shares could depress the market price of our Common Stock. Effective May 31, 2012, we entered into a $2,000,000 Equity Agreement with TCA Global Credit Master Fund L.P. (“TCA”) We also entered into a Registration Rights Agreement pursuant to which we were obligated and we registered with the Securities and Exchange Commission up to 5,000,000 shares of Common Stock for resale pursuant to an effective Registration Statement dated April 12, 2013. Such 5,000,000 registered shares of Common Stock under the Equity Agreement could potentially materially depress the market price of our Common Stock. To date, we have only sold 8,000 shares under the Equity Agreement.

The Company may not have access to the full amount available under the Equity Agreement. We have not drawn down any substantial amounts under the Equity Agreement with TCA. Our ability to draw down funds and sell shares under the Equity Agreement requires that we maintain an effective Registration Statement, of which there can be no assurances give. Because our ability to draw down amounts under the Equity Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any substantial portion or all of the $2,000,000 available to us under the Equity Agreement.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, and Issuer

Purchases of Equity Securities.

Our Common Stock trades on the OTCQB under the symbol "MOBQ" (formerly “AMKT”) on a limited basis. The OTCQB marketplace has effectively replaced the FINRA operated OTC Bulletin Board (OTCBB) as the primary market for SEC reporting securities that trade off exchanges. The following table sets forth the range of high and low sales prices of our Common Stock for the last two fiscal years.

Quarters Ended	High	Low
March 31, 2012	$1.00	.38
June 30, 2012	.85	.37
September 30, 2012	.64	.25
December 31, 2012	.54	.21
March 31, 2013	.50	.20
June 30, 2013	.60	.37
September 30, 2013	.55	.33
December 31, 2013	.53	.32

The closing sales price on March 13, 2014 was $.70 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

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

As of March 13, 2014, there were approximately 175 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

(a) In fiscal 2013, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. –December 2013	Common Stock; Class BB Warrants; Placement Agent warrants; and options	18,445,000 shares and 9,222,500 warrants; 625,000 Placement Agent warrants; 500,000 options granted to counsel in lieu of cash	$5,533,500; cash compensation totaling $150,000 was paid.	Rule 506	Warrants exercisable at $.50 per share through December 15, 2017
January 2013	Warrants	600,000 shares (Note: 150,000 warrants vesting quarterly).	Services rendered; no commissions paid	Rule 506	Warrants exercisable at $.30 per share through Jan. 2017
January 2013	Common Stock	673,598 shares	Shares issued pursuant To anti-dilution rights; no additional monies Received by the Company and no commissions paid	Rule 506	Not applicable
January 2013	Common Stock	24,642 shares	Penalty shares; no commissions paid	Rule 506	Not applicable
January 2013	Common Stock	200,000 shares	Services rendered in the fourth quarter of 2012, but issued in Jan. 2013	Rule 506	Not applicable
March 2013	Common Stock	528,000 shares	Preferred Stock conversion; no commissions paid	Section 3(a)(9)	Not applicable
Feb. – December 2013	Common Stock and Options	1,780,000 shares; 500,000 Options (1)	Services rendered; no commissions paid	Rule 506	Options exercisable at $.30 per share through April 11, 2018

August 2013	Common Stock	258,327 shares	Shares issued pursuant to Milestone Warrants; no additional monies received by the Company and no commissions paid	Rule 506	Not applicable

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In fiscal 2013, there were no repurchases by the Company of its Common Stock.

RECENT PURCHASES OF SECURITIES

In 2013, we have had no repurchases of our Common Stock.

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

Overview

The Company is an advertising technology (Ad Tech) company focusing on connecting Fans (consumers) and Brands through a single platform utilizing Online, Social and Mobile. Mobiquity leverages leading edge mobile technologies including Bluetooth (Push & Beacon BLE), Wi-Fi, NFC (Near Field Communications) and QR (Quick Response) code and employs propriety devices through retail environments to build physical networks. Assets are managed in a single platform creating a new class of consumer engagement and data intelligence.

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

Plan of Operation

The Company has evolved from an integrated marketing company to an advertising technology company. Through an increase in both physical and human resources, the Company believes it has built an infrastructure that Management believes is ready to achieve significant revenues through the deployment of its Mobi-Units, Mobi-Beacons and Mobi-Tags as described in Item 1. In this respect, our mall network has expanded to 100 malls and we have increased our employment base and technical staff to 27 employees. In 2013, we upgraded our technology through the improvements offered by Bluetooth 4.0 LE in our Mobi-beacons. The Company is seeking to realize on the advertising revenue potential of its mall network footprint and in order to concentrate on these sales opportunities, the Company has temporarily postponed the rollout of its mall-offers platform described in prior Exchange Act filings. In 2013, the Company also restructured itself into two operating divisions, namely Ace Marketing and Mobiquity Networks. In 2013, the Company acquired its licensed technology from FuturLink, a transaction at a cost of approximately $160,000 which should substantially reduce the cost of our Mob-Units as they are deployed in malls and other retail locations. Management believes that the foregoing measures should lead to additional sales and increase shareholder value, although no assurances can be given in this regard.

The Company anticipates continuing to rely on external financing from sales of its common stock to support its operations until cash flow from operations has a positive impact on operations, although no assurances can be given in this regard.

Results of Operations

2013 versus 2012

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31
	2013	2012
Revenue	$3,157,532	$2,890,652
Cost of Revenues	2,353,095	2,170,265
Gross Profit	804,437	720,387
Operating Expenses	6,665,082	4,667,122
Loss from operations	(5,860,645)	(3,946,735)
Net Loss	(6,087,465)	(4,134,061)
Preferred Stock Dividend	–	–
Net Loss Allocable to Common Stockholders	(6,087,465)	(4,134,061)
Net (Loss) per common Share	(.14)	(.16)
Weighted average common Shares outstanding	42,438,849	26,216,795

We generated revenues of $3,157,532 for 2013 compared to $2,890,652 in 2012. The change in revenues of $266,880 in 2013 compared to 2012 is due to the increased efforts of our sales force. Additionally, we also anticipate our revenues to increase in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and more advertisers utilizing our mall network.

Cost of revenues was $2,353,095 or 74.5% of revenues for 2013 compared to $2,170,265 or 75.1% of revenues for 2012. Cost of revenues includes purchases and freight costs associated with the delivery of merchandise to our customers.

Gross profit was $804,437 for 2013 or 25.5% of net revenues compared to $720,387 in the same period of 2012 or 24.9% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. At the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $6,665,082 for 2013 as compared to $4,667,122 for 2012. Such costs include payroll and related expenses, commissions, insurance, rents, professional, consulting and public awareness fees. The overall increase of $1,997,960 was primarily due to an increase in consulting and professional fees of $507,595, $490,944 increase in payroll, $283,832 increase in non-cash stock based compensation, $177,232 increase in commissions, $134,877 increase in rents for our proximity marketing division and $62,403 increase in insurance. These increases can be attributed to the growth and expansion of the Mobiquity Network subsidiary. We believe that the additional expenses included in fiscal 2013 in both physical and human resources will position us to anticipate revenue growth in Mobiquity Networks for 2014.

Our net loss was $6,087,465 for 2013 compared to a net loss of $4,134,061 for 2012. The increase in our loss from operations for 2013 as compared to the comparable period of the prior year was primarily due to the cost of growing our infrastructure within Mobiquity Networks, the additional sales time it is taking to develop our Mobiquity Networks sales and substantial increases in non-cash stock based compensation, rent, commissions, insurance, professional fees and payroll expense as described herein. No benefit for income taxes is provided for 2013 and 2012 due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our location-based mobile marketing services by advertisers.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,740,989 at December 31, 2013.

Cash used by operating activities for the year ended December 31, 2013 was $3,692,630. This resulted from a net loss of $6,087,465, partially offset by non-cash expenses, including depreciation and amortization of $289,289, stock based compensation of $1,765,074, amortization of deferred financing costs of $51,624 and recognition of beneficial conversion feature of $116,667. Additionally, working capital components of current assets and current liabilities, to the exclusion of cash, provided $170,913. Cash used in investing activities amounted to $309,611, which funds were used to acquire property and equipment primarily for purchases of proximity marketing boxes.  Cash provided by financing activities of $5,380,632 was the result of the sale of our company common stock, net of offering costs.

Cash used by operating activities for the year ended December 31, 2012 was $2,124,033. This resulted primarily from a net loss of $4,134,061, partially offset by stock based compensation of $1,481,242, a decrease in accounts receivable and prepaid expenses of $149,972 and depreciation and amortization of $233,825. Cash was used in investing activities of $272,013, which funds were used to acquire property and equipment primarily for purchases of proximity marketing boxes.  Cash provided by financing activities of $2,153,081 was the result of the sale of our company common stock of $1,887,556 and $265,525 in proceeds received from a secured loan transaction pursuant to which the Company borrowed $350,000 in principal due December 12, 2013.

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

Recent Financings

In the past two fiscal years ended December 31, 2013, the Company completed the following private placement offerings with non-affiliated persons except as otherwise noted:

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

The Company was required to file a Registration Statement with the Securities and Exchange Commission (“SEC”) to register the resale of the shares of Common Stock sold in the private placement offering and the resale of the shares of Common Stock issuable upon exercise of the Class AA Warrants (collectively the “Registrable Shares”).   The Company, at its sole discretion, elected to pay the liquidated damage payment in Common Stock totaling an aggregate of 197,860 shares in lieu of filing a Registration Statement.

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

During 2013, the Company raised $5,562,816 in gross proceeds from the sale of its Common Stock at $.30 per share. Pursuant to said offering, the Company sold 19,125,006 shares of its Common Stock and Class BB Warrants to purchase 9,562,503 shares of Common Stock exercisable at $.50 per share through December 15, 2017. A total of $150,000 of commissions was paid to a licensed member of FINRA together with Warrants to purchase 625,000 shares. Exemption from registration for the sale of the aforementioned securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended. Thomas Arnost, Sean Trepeta and Sean McDonnell, officers and directors of the Company, purchased $200,000, $90,000 and $50,000, respectively, of securities pursuant to said offering.

Entry into a Secured Promissory Note and other Agreements with TCA Global Credit Master Fund L.P.

Reference is made to “Risk Factors” under Item 1(A) of this Form 10-K and the Notes to the Consolidated Financial Statements under Notes 12 and 13 contained in Item 8 of this Form 10-K for a discussion of certain material agreements entered into by the Company in June 2012 that pertain to borrowing $350,000 pursuant to a Convertible Promissory and entering into a Committed Equity Facility Agreement for $2 million and a Registration Rights Agreement. The Company also entered into various security agreements to have the Note secured by all the assets of the Company.

•	TCA agreed to purchase from the Company, from time to time, in the Company’s discretion (subject to the conditions set forth therein), for a period of twenty-four (24) months, commencing on the effective date of the registration statement filed by the Company for resale of the Shares issuable under the Purchase Agreement, up to $2,000,000 of the Company’s common stock;
•	Pursuant to a registration rights agreement between the Company and TCA entered into in connection with the Equity Agreement, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) for the resale of not less than the maximum number of shares of common stock allowable pursuant to Rule 415 under the Securities Act, of shares of common stock issuable under the Equity Agreement;
•	The purchase price for the shares of common stock sold under the Equity Agreement will be equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock for the five (5) consecutive trading days (the “Pricing Period”) after the Company delivers to TCA an Advance notice in writing (the “Market Price”) requiring TCA to Advance funds to the Company, subject to the terms of the Equity Agreement.
•	The maximum amount of common stock that TCA shall be obligated to purchase with respect to any single Advance under the Equity Agreement will be the greater of: (i) an amount calculated by multiplying the Market Price applicable to the relevant Advance notice by 200,000 shares or (ii) two hundred percent (200%) of the average daily volume of shares of common stock traded during the immediately preceding five (5) consecutive trading days applicable to the relevant Advance notice.
•	As further consideration for TCA entering into and structuring the equity facility, the Company paid to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of one hundred thousand dollars ($100,000) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $100,000. In the event the value of the Facility Fee Shares issued to TCA does not equal $100,000 after a ninth month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued. In February 2013, TCA sold 196,078 shares it received and it received net proceeds of approximately $48,000. The Company elected to pay the remaining Facility Fee in cash in March 2013.

We relied on an exemption from the registration requirements of the Securities Act. The transaction does not involve a private offering, TCA is an “accredited investor” and/or qualified institutional buyer and TCA has access to information about the Company and its investment.

TCA will periodically purchase our common stock under the Equity Agreement and will, in turn, sell such shares to investors in the market at the market price. This may cause our stock price to decline, which will require us to issue increasing numbers of common shares to TCA to raise the same amount of funds, as our stock price declines.  Neither the Equity Agreement nor any rights of the parties under the Equity Agreement may be assigned or delegated to any other person.

There are substantial risks to investors as a result of the issuance of shares of our common stock under the Equity Agreement.  These risks include dilution of stockholders, significant decline in our stock price and our inability to draw sufficient funds when needed. See “Risk Factors.”

Assignment of Secured Promissory Note

In December 2013, Thomas Arnost, a director of Mobiquity, purchased from TCA Global Credit Master Fund, the Company’s outstanding convertible promissory note in the amount of $350,000. Subsequently Mr. Arnost and the Company agreed to fix the conversion price of the note at $.30 per share, extend the due date of the Note to June 12, 2014, subject to Mr. Arnost’s right to call the note at any time in his sole discretion, and increase the interest rate to 15% per annum. The Company has the right to prepay the note, subject to Mr. Arnost’s right of conversion.

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

Item 8.  Financial Statements

Financial Statements and Supplementary Data

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth herein.

MOBIQUITY TECHNOLOGIES, INC.

FORMERLY KNOWN AS ACE MARKETING & PROMOTIONS, INC.

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Mobiquity Technologies, Inc.

(formerly known as Ace Marketing & Promotions, Inc.)

Garden City, NY

We have audited the accompanying consolidated balance sheet of Mobiquity Technologies, Inc. (formerly known as Ace Marketing & Promotions, Inc.) (the "Company") for the year ended December 31, 2013 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobiquity Technologies, Inc. (formerly known as Ace Marketing & Promotions, Inc.) as of December 31, 2013 and the results of its consolidated operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Messineo & Co., CPAs, LLC

Clearwater, Florida

March 3, 2014

DKM Certified Public Accountants 2451 N. McMullen Booth Road, Suite 308 Clearwater Florida 33759-1362 727.444.0931 www.dkmcpas.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Mobiquity Technologies, Inc.

(formerly known as Ace Marketing & Promotions, Inc.)

Garden City, NY

We have audited the accompanying consolidated balance sheet of Mobiquity Technologies, Inc. (formerly known as Ace Marketing & Promotions, Inc.) (the "Company") for the year ended December 31, 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

DKM Certified Public Accountants

Clearwater, Florida

February 18, 2013

F-1A

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Balance Sheets
December 31,	2013	2012

Assets

Current Assets:
Cash and cash equivalents	$1,740,989	$362,598
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $20,000 as of December 31, 2013 and 2012, respectively	433,856	444,262
Inventory	109,073	92,615
Prepaid expenses and other current assets	141,921	170,960
Total Current Assets	2,425,839	1,070,435

Property and equipment, net of accumulated depreciation of $596,035 and $378,190 as of December 31, 2013 and 2012, respectively	466,772	581,567

Intangible assets, net of accumulated amortization of $153,416 and $83,333 as of December 31, 2013 and 2012, respectively	301,784	166,667

Other Assets	34,109	27,501
Total Assets	$3,228,504	$1,846,170

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$485,401	$348,712
Accrued expenses	177,943	160,098
Convertible promissory note	322,000	298,376
Total Current Liabilities	985,344	807,186

Commitments and Contingencies	–	–

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and 220,000 shares issued and outstanding at December 31, 2013 and December 31, 2012 respectively	–	22
Common stock, $.0001 par value; 200,000,000 and 100,000,000 shares authorized; 52,402,247 and 30,252,938 shares issued and outstanding at 2013 and 2012, respectively	5,240	3,025
Additional paid-in capital	21,948,920	14,485,740
Stock subscription receivable	(175,000)	–
Accumulated other comprehensive income (loss)	1,268	–
Accumulated deficit	(19,505,767)	(13,418,302)
	2,274,661	1,070,485
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	2,243,160	1,038,984
Total Liabilities and Stockholders' Equity	$3,228,504	$1,846,170

See auditor's report and notes to the consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Operations
Years Ended December 31,	2013	2012

Revenues, net	$3,157,532	$2,890,652
Cost of Revenues	2,353,095	2,170,265
Gross Profit	804,437	720,387

Operating Expenses:
Selling, general and administrative expenses	6,665,082	4,667,122
Total Operating Expenses	6,665,082	4,667,122

Loss from Operations	(5,860,645)	(3,946,735)

Other Income (Expense):
Interest expense	(227,094)	(182,943)
Interest income	274	436
Loss on abandonment of fixed assets		(4,819)
Total Other Income (Expense)	(226,820)	(187,326)

Net Loss	$(6,087,465)	$(4,134,061)

Net Loss Per Common Share:

Basic	$(0.13)	$(0.16)

Weighted Average Common Shares Outstanding:

Basic	42,438,849	26,216,795

See auditor's report and notes to the consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Equity

Years Ended December 31,

	Total Stockholders’	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive Income		Treasury Stock
	Equity	Shares	Amount	Shares	Amount	Capital	Subscription	(Loss)	(Deficit)	Shares	Amount
Balance, at December 31, 2011	$1,683,993			23,284,236	$2,328	$10,997,407			$(9,284,241)	23,334	$(31,501)
Stock Purchase	1,752,240			4,208,872	434	1,751,806
Stock Grant	1,210,911			1,926,496	179	1,210,732
Stock Purchase Preferred	470,000	470,000	47	–	–	469,953
Conversion of Preferred Stock	–	(250,000)	(25)	833,334	84	(59)
Option Grant	219,647					219,647
Warrant Grant	50,684					50,684
Beneficial Conversion Feature	120,254					120,254
Closing Costs on equity issuance	(334,684)					(334,684)
Net Loss	(4,134,061)								$(4,134,061)
Balance, at December 31, 2012	$1,038,984	$220,000	$22	30,252,938	$3,025	$14,485,740	$–	$–	$(13,418,302)	23,334	$(31,501)
Stock Purchase	5,562,816	–	–	19,125,006	1,913	5,735,903	(175,000)		–	–	–
Offering costs	(182,184)	–	–	–	–	(182,184)			–	–	–
Stock Grant	1,048,091	–	–	2,402,969	240	1,047,851			–	–	–
Option Grant	716,983	–	–	–	–	716,983			–	–	–
Warrant Grant	–	–	–	–	–	–			–	–	–
Stock Cancel	–	–	–	–	–	–			–	–	–
Conversion of preferred stock	–	(220,000)	(22)	528,000	53	(31)			–	–	–
Conversion of debt	28,000	–	–	93,334	9	27,991			–	–	–
Beneficial Conversion Feature	116,667	–	–	–	–	116,667			–	–	–
Net Loss	(6,086,197)	–	–	–	–			1,268	(6,087,465)	–	–
Balance, at December 31, 2013	$2,243,160	–	$–	52,402,247	$5,240	$21,948,920	$(175,000)	$1,268	$(19,505,767)	23,334	$(31,501)

See auditor's report and notes to the consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows
Years Ended December 31,	2013	2012

Cash Flows from Operating Activities:
Net loss	$(6,087,465)	$(4,134,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,289	233,825
Stock-based compensation	1,765,074	1,481,242
Beneficial conversion feature	116,667	120,254
Amortization of deferred financing costs	51,624	32,851
Loss on sale of assets		4,819
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	10,406	90,662
Inventory	(16,458)	8,077
Prepaid expenses and other assets	22,431	51,233
Increase (decrease) in operating liabilities:
Accounts payable	136,689	(51,211)
Accrued expenses	17,845	38,276
Increase (decrease) in foreign assets and liabilities, currency translation	1,268	–
Total adjustments	2,394,835	2,010,028
Net Cash Used in Operating Activities	(3,692,630)	(2,124,033)

Cash Flows from Investing Activities:
Purchase of property and equipment	(104,411)	(272,013)
Acquisition of intellectual property	(205,200)
Net Cash Used in Investing Activities	(309,611)	(272,013)

Cash Flows from Financing Activities:
Proceeds from Loan	–	265,525
Principal payments on Loan	–	–
Proceeds from issuance of stock	5,380,632	1,887,556
Net Cash Provided by Financing Activities	5,380,632	2,153,081

Net Increase (Decrease) in Cash and Cash Equivalents	1,378,391	(242,965)
Cash and Cash Equivalents, beginning of period	362,598	605,563
Cash and Cash Equivalents, end of period	$1,740,989	$362,598

Supplemental Disclosure Information:
Cash paid for interest	$58,803	$62,689
Cash paid for taxes	$–	$–

Non-cash Disclosures:
Financing and extinguishment of debt	$350,000	$–
Exchanged debt for common shares	$28,000	$–

See auditor's report and notes to the consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS –

On September 10, 2013, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. (the "Company" or "Mobiquity").

Mobiquity Technologies, Inc. is an advertising technology (Ad Tech) company focusing on connecting Fans (consumers) and Brands through a single platform utilizing Online, Social and Mobile. Mobiquity leverages leading edge mobile technologies including Bluetooth (Push & Beacon BLE), Wi-Fi, NFC (Near Field Communications) and QR (Quick Response) code and employs propriety devices through retail environments to build physical networks. Assets are managed in a single platform creating a new class of consumer engagement and data intelligence.

Mobiquity Technologies has developed and acquired a number of innovative marketing technologies, spanning location-based mobile marketing, mobile customer data analytics, web content and customer relationship management, that it will continue to leverage through its two wholly-owned U.S. subsidiaries: Mobiquity Networks and Ace Marketing & Promotions and Mobiquity Wireless SLU, a company incorporated in Spain.

Ace Marketing, Inc., which recently changed its name to its parent corporation’s old name, namely, Ace Marketing & Promotions, Inc. (“AMI”), is an Integrated Marketing Company focused on marketing process analysis and technology-based growth acceleration strategies. AMI offers Brand Analysis & Development, Website Analysis & Development, Database Analysis & Building, and Integrated Marketing Campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that help its clients connect with their customers and acquire new business

Mobiquity Networks, Inc. is a leading provider of hyper-local mobile marketing solutions. Mobiquity is continuing to attempt to build one of the nation's largest Location-Based Mobile Marketing networks. Location-Based Mobile Marketing is a mobile marketing tool that delivers rich digital content to any Bluetooth or Wi-Fi enabled device within a 300ft radius of a central terminal. Our technology permits delivery to virtually any mobile device and properly formats each message to ensure that every user receives the best possible experience. Results are fully trackable, giving campaigns full performance accountability. We offer brands the opportunity to reach millions of consumers with relevant, engaging content that is 100% free to the end user. The Mobiquity network is the largest mall-based Bluetooth network of its kind. It is currently installed in 100 malls across the US, covering each of the top 10 designated marketing areas (“DMA’s”), and has the ability to reach approximately 120 million shopping visits per month.

Mobiquity Wireless SLU is a corporation incorporated in Spain. This corporation has an office in Spain to support our U.S. operations. See “Note 2” below regarding “Acquisition of Assets of FuturLink.”

Agreement with Simon Property Group, L.P.

In April 2011, we signed an exclusive rights agreement with a Top Mall Developer (the "Simon Property Group") to create a location-based mobile marketing network utilizing Bluetooth technology called Mobiquity Networks. In August 2013, we amended the original agreement to now provide for a 75 mall agreement by the end of 2013, which contract runs through December 31, 2017 and includes top malls in the Simon Mall portfolio. Through our partnership agreement with Eye Corp., we also are located in 25 Macerich malls. These agreements provide advertisers the opportunity to reach millions of mall visitors per month with mobile content and offers when they are most receptive to advertising messages.

Our Location-Based Mobile advertising medium is designed to reach on-the-go shoppers via their mobile devices with free rich media content delivered using Bluetooth or Wi-Fi. This advertising medium offers extremely targeted messaging engineered to engage and influence shoppers as they move about the mall environment.

Mobiquity Networks Mobi-units will be strategically positioned in shopping malls near entrances, anchor stores, escalators and other high-traffic, and high dwell-time areas. Mobiquity Networks Mobi-unit placement takes advantage of the opportunity to provide a reminder to consumers and touch them just before making a purchase decision. These units generate high awareness and brand recognition at the right time and place.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiaries, Mobiquity Networks, Inc., Ace Marketing, Inc., (which has had its name changed to Ace Marketing & Promotions, Inc. and Mobiquity Wireless S.L.U.). All intercompany accounts and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, and establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2013 and 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of December 31, 2013 and 2012 , because of the relatively short-term maturity of these instruments and their market interest rates.

RECLASSIFICATIONS - Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2013 and 2012.

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

INVENTORY – Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer’s frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There has been no reserves placed on inventory, based on this arrangement.

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

LONG LIVED ASSETS - Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

WEBSITE TECHNOLOGY - Website technology developed during the year was capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC985.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the years ended December 31, 2013 and 2012 there were advertising costs of $3,840 and $1,404, respectively.

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

BENEFICIAL CONVERSIONS - Debt instruments that contain a beneficial conversion feature are recorded as deemed interest to the holders of the convertible debt instruments. The beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the debt instrument limited to the value received. The beneficial conversion amount is recorded as interest expense and an increase to additional paid-in-capital.  The beneficial conversion has been fully accreted to the face value of the original loan and interest expense has been recognized.

FOREIGN CURRENCY TRANSLATIONS - The Company’s functional and reporting currency is the U.S. dollar. We own a subsidiary in Europe. Our subsidiary’s functional currency is the EURO. All transactions initiated in EUROs are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
(ii)	Fixed assets and equity transactions at historical rates.
(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

No significant realized exchange gains or losses were recorded since March 7, 2013 (date of acquisition of subsidiary) to December 31, 2013.

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

NET INCOME PER SHARE - Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 26,185,000 and 18,895,000 because they are anti-dilutive, as a result of a net loss for the years ended December 31, 2013 and 2012, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at December 31:

	USEFUL LIVES	2013	2012

Furniture and Fixtures	5 years	$1,060,084	$955,673
Leasehold Improvements	5 years	4,084	4,084
		1,064,168	959,757
Less Accumulated Depreciation		596,035	378,190
		$466,772	$581,567

Depreciation expense for the years ended December 31, 2013 and 2012 was $219,206 and $183,825, respectively.

NOTE 3: INTANGIBLE ASSETS

Intangible assets, net, consist of the following at December 31:

	USEFUL LIVES	2013	2012

Contractual license	5 years	$250,000	$250,000
Acquisition of intellectual property (FuturLink)	5 years	160,200	–
Website technology development	5 years	45,000	–
		455,200	250,000
Less Accumulated Depreciation		153,416	83,333
		$301,784	$166,667

Future amortization, for the years ending December 31, is as follows:

2013	$91,040
2014	91,040
2015	57,707
2016	41,040
2017	20,957
thereafter	–
301,784

Amortization expense for the years ended December 31, 2013 and 2012 was $70,083 and $50,000, respectively.

Acquisition of Assets of FuturLink

On March 7, 2013, the Company acquired the assets of FuturLink at a cost of approximately $160,200, which cash was paid from the Company’s current working capital. These assets include, without limitation, the FuturLink technology (patents and source codes), trademark(s) and access point (proximity marketing) component parts. At the time of acquisition, FuturLink’s assets were minimal; the purchase price was apportioned to the intellectual property received in exchange. The Company changed its name to Mobility Networks upon acquisition and is a consolidated component of these financial statements.

NOTE 4: CONVERTIBLE PROMISSORY NOTE

On June 12, 2012, the Company closed on a security agreement (the “Security Agreement”) with TCA related to a $350,000 convertible promissory note issued by the Company in favor of TCA (the “Convertible Note”), which Convertible Note was funded by TCA on June 12, 2012. The maturity date of the Convertible Note was December 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty. The Security Agreement granted to TCA a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired. The Company’s wholly-owned subsidiary, Mobiquity Networks, Inc., also entered into a similar Security Agreement and Guaranty Agreement. On December 12, 2013, TCA sold its entire interest in the Company’s $350,000 secured promissory note to Thomas Arnost, a director of the Company, at face value. Mr. Arnost entered into an amendment to the note to extend the maturity date of the note to June 12, 2014, subject to his right to declare the note due and payable at any time in his sole discretion. Also, the interest rate was raised from 12% per annum to 15% and the conversion price of the shares issuable upon conversion of the note was fixed at $.30 per share. The aforementioned note is convertible at the sole discretion of the noteholder. The noteholder immediately converted $28,000 into 93,334 shares of common stock in December 2013. The balance on the note is $322,000 as of December 31, 2013 and interest accrued in the amount of $2,158, included in accrued expense.

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $116,667. The beneficial conversion feature was recorded as an increase in additional paid-in capital and recognized interest expense in the period.

NOTE 5: INCOME TAXES

The provision for income taxes for the years ended December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Current:
Federal	$–	–
State	–	–
	–	–
Deferred:
Federal	–	–
State	–	–
	$–	$–

The Company has federal and state net operating loss carry forwards of approximately $12,235,000, which can be used to reduce future taxable income through 2030. The Company is open for tax years for the years ended 2008 through present.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2013	2012

Deferred Tax Assets:
Net operating loss carry-forwards	$6,698,000	$4,446,000
Stock based compensation	2,605,000	1,939,000
Beneficial Conversion Feature	46,000	46,000
Allowance for doubtful accounts	8,000	8,000
Deferred Tax Assets	9,357,000	6,439,000
Less Valuation Allowance	9,357,000	6,439,000
Net Deferred Tax Asset	$–	$–

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2013	2012

Federal Statutory Tax Rate	34.00%	34.00%
State Taxes, net of Federal benefit	6.00%	6.00%
Change in Valuation Allowance	(40.00%)	(40.00%)
Total Tax Expense	0.00%	0.00%

NOTE 6: STOCKHOLDERS’ EQUITY

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

The Company is required to file a Registration Statement with the Securities and Exchange Commission (“SEC”) to register the resale of the shares of Common Stock sold in the private placement offering and the resale of the shares of Common Stock issuable upon exercise of the Class AA Warrants (collectively the “Registrable Shares”).  If a Registration Statement covering the Registrable Shares is not filed with the SEC on or before March 15, 2012 or is not declared effective within 120 days of January 30, 2012 (subject to a 60 day extension in the event the SEC is performing a full review of the Registration Statement), the Company shall pay to each investor as liquidated damages, a payment equal to 1.5% of the aggregate amount invested by such investor in the offering, cumulative for every 30 day period until such Registration Statement has been filed or declared effective or a portion thereof, up to a maximum of 15% per annum. The Company, at its sole discretion, elected to pay the liquidated damage payment in Common Stock. As of December 31, 2012, the Registration Statement has not been filed and the Company has elected to issue the maximum liquidation damages for a period of one year of an aggregate of 197,860 shares.

In April 2012, the Company received $270,000 from the exercise of Warrants and issued 900,000 shares of its Common Stock.  Between April 1, 2012 and May 15, 2012, the Company sold 470,000 shares of Series 1 Convertible Preferred Stock at $1.00 per share pursuant to an ongoing plan of financing. The Series 1 Preferred Stock had the following rights, preferences and privileges:

•	Automatic Conversion into Common Stock. Each Preferred Share shall automatically convert on March 31, 2013 into shares of the Company’s Common Stock (the “Common Shares”) based on a conversion price of the lower of $.60 per share or an amount equal to 90% of the average closing sales price for the Company’s Common Stock on the OTC Bulletin Board (or Pink Sheets) for the 20 trading days immediately preceding March 31, 2013, with a floor of $.45 per share. The number of shares of Common Stock issuable pursuant to the automatic conversion ranges from a minimum of 366,666 shares to a maximum of 488,888 shares.
•	Optional Conversion into Common Stock. Commencing July 1, 2012, each Preferred Share shall at the option of the holder become convertible into Common Shares based on a conversion price of the lower of $.60 per share or 85% of the average closing sales price for the Company’s Common Stock on the OTC Bulletin Board (or Pink Sheets) for the 20 trading days immediately preceding the Conversion Date, with a floor of $.45 per share. The number of shares of Common Stock issuable pursuant to the optional conversion ranges from a minimum of 366,666 shares to a maximum of 488,888 shares.
•	Conversion Premium. Upon calculation of the number of Common Shares, the Preferred Shareholder is entitled to receive upon conversion of Series 1 Preferred Stock into Common Stock; the investor will receive an additional 8% premium. Accordingly, once the number of Common Shares is determined based upon the automatic conversion or optional conversion formulas set forth above, the investor will have that number of Common Stock multiplied by 1.08 (i.e. 108%) to determine the actual number of Common Shares to be issued upon conversion.
•	Voting. The Preferred Shares shall have no voting rights until converted into Common Shares, except as otherwise required by applicable state law.
•	Dividends. The Preferred Shares shall have no dividend rights until converted into Common Shares, except as otherwise required by applicable state law.
•	Liquidation Preference. The Preferred Shares shall have no liquidation preference and shall be treated the same as a holder of Common Shares.
•	Call Option. The Company may call the Preferred Shares for redemption at a price of $1.08 per share at any time on or after July 1, 2012, subject to the investor’s right of conversion upon no less than 10 days prior written notice of redemption to each Preferred Shareholder, which notice may only be provided to the holders so long as the Company completes a financing or series of financings totaling at least $2 million in gross proceeds (excluding monies raised from the sale of the Series 1 Preferred Stock).

On July 10, 2012, the Company sold 1,347,201 shares of its Common Stock to various investors at $.45 per share subject to certain anti-dilution rights for a period of twenty four months. Due to the Company’s November 2012 offering at $.30 per share as described below, the Company issued an additional 673,598 shares pursuant to the aforementioned anti-dilution rights. The Company received gross proceeds of $606,240 before offering costs. Each investor received Fixed Price Warrants to purchase 50% of the number of shares of Common Stock purchased in the Offering. The Fixed Price Warrants are exercisable at any time from the date of issuance through July 10, 2017 at an exercise price of $.55. Each investor also received a Warrant to purchase 20% of the number of shares that were purchased in the Offering (the “Milestone Warrants”). The Milestone Warrants provided that they would automatically be exercised without any additional consideration to be paid in the event the Company reports audited gross revenues of less than $5,000,000 for the period July 1, 2012 through June 30, 2013 unless the volume weighted average price for the Company’s Common Stock exceeds $1.00 per share for a period of at least 30 trading days prior to January 5, 2013. In August 2013, the Company issued 258,327 shares of Common Stock pursuant to the Milestone Warrants without any cash consolidation being paid. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

During 2013, the Company raised $5,562,816 in gross proceeds from the sale of its Common Stock at $.30 per share and a subscription for an additional $175,000, which was received in January 2014. Pursuant to said offering, the Company sold 19,125,006 shares of its Common Stock and Class BB Warrants to purchase 9,562,503 shares of Common Stock exercisable at $.50 per share through December 15, 2017. A total of $182,184 was incurred for offering costs, including $150,000 of commissions paid to a licensed member of FINRA together with Warrants to purchase 625,000 shares. Exemption from registration for the sale of the aforementioned securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended. Thomas Arnost, Sean Trepeta, and Sean McDonnell, officers and/or directors of the Company, purchased $200,000, $90,000 and $50,000, respectively, of securities pursuant to said offering.

NOTE 7: SHARE-BASED COMPENSATION

In July 2012 and November 2012 the Company issued to consultants five year warrants to purchase 37,250 shares and 125,000 shares respectively, at exercise prices ranging from $.35 per share to $.55 per share.

In January 2013, the Company issued to consultants, warrants to purchase 600,000 shares exercisable at $.30 per share through January 2017. In June 2013, the Company issued to consultants, options to purchase 500,000 shares exercisable at $.30 per share through April 11, 2018.

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

For the year 2013, the Company issued an aggregate of 2,402,969 shares in connection with business advisory services, at a fair market value of $1,048,091.

NOTE 8: STOCK COMPENSATION

The Company's results for the years ended December 31, 2013 and 2012 include employee share-based compensation expense totaling $1,765,074 and $1,481,242, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Employee stock based compensation-option grants	$258,511	$238,500
Employee stock based compensation-stock grants	–	13,500
Non-Employee stock based compensation-option grants	347,138	297,011
Non-Employee stock based compensation-stock grants	1,048,091	881,547
Non-Employee stock based compensation-stock warrant	111,334	50,684
	$1,765,074	$1,481,242

NOTE 9: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "2005 Plan") for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 4,000,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the "2009 Plan"). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 10,000,000. (The 2005 and 2009 Plans are collectively referred to as the “Plans” and the Company has a combined 14,000,000 shares available for issuance under the Plans.)

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

The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012

Expected volatility	134.99%	303.1%
Expected dividend yield	–	–
Risk-free interest rate	2.7%	1.06%
Expected term (in years)	5.45	6.65

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2013	4,575,000	$.76	4.36	27,000
Granted	2,470,000	$.38	6.44
Exercised	–	–
Cancelled / Expired	–	–

Outstanding, December 31, 2013	7,045,000	$.49	4.52	314,750

Options exercisable, December 31, 2013	7,045,000	$.49	4.52	–

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013 and 2012 was $.41 and $0.54, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.47 closing price of the Company's common stock on December 31, 2013.

As of December 31, 2013, the fair value of unamortized compensation cost related to unvested stock option awards was zero.

The option information provided above includes options granted outside of the Plans, which total 1,600,000 as of December 31, 2013.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2013 and 2012 are as follows:

	Years Ended
	2013	2012

Expected volatility	70.66%	52.88%
Expected dividend yield	–	–
Risk-free interest rate	.88%	.3%
Expected term (in years)	4.44	3.5

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2013	14,319,532	$.55	1.56	0
Granted	11,172,508	$.51	3.98
Exercised	–	–
Cancelled/Expired	(5,851,665)	–
Outstanding, December 31, 2013	19,640,375	$.56	2.88	209,500

Warrants exercisable, December 31, 2013	19,640,375	$.56	2.88	209,500

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

The Company leases office space under non-cancelable operating leases in Farmingville, NY expiring in November 2014. The Company is obligated for the payment of real estate taxes under these leases. The Company is also currently leasing additional office space on a month-to-month basis. The Company also leases approximately 1,200 square feet of office and warehouse space in Spain at a monthly cost of approximately $2,200. Minimum future rentals under non-cancelable lease commitments are as follows:

YEARS ENDING DECEMBER 31,
2014	126,000
2015	135,000
2016	139,000
2017 and thereafter	36,000
$436,000

Rent and real estate tax expense was approximately $869,800 and $736,700 for the years December 31, 2013 and 2012, respectively.

EMPLOYMENT CONTRACTS –

On March 1, 2005, the Company entered into employment contracts with two of its officers, namely, Dean L. Julia and Michael D. Trepeta. The employment agreements provide for minimum annual salaries plus bonuses equal to 5% of pre-tax earnings (as defined) and other perquisites commonly found in such agreements. In addition, pursuant to the employment contracts, the Company granted the officers options to purchase up to an aggregate of 400,000 shares of common stock.

On August 22, 2007, the Company approved a three year extension of the employment contracts with two of its officers expiring on February 28, 2011. The employment agreements provided for minimum annual salaries with scheduled increases per annum to occur on every anniversary date of the contract and extension commencing on March 1, 2008. A signing bonus of options to purchase 150,000 shares granted to each executive were fully vested at the date of the grant and exercisable at $1.20 per share through August 22, 2017. Ten year options to purchase 50,000 shares of common stock are to be granted at fair market value on each anniversary date of the contract and extension commencing March 1, 2008. Termination pay of one year base salary based upon the scheduled annual salary of each executive officer for the next contract year, plus the amount of bonuses paid (or entitle to be paid) to the executive for the current fiscal year of the preceding fiscal year, whichever is higher.

On April 7, 2010, the Board of Directors approved a five-year extension of the employment contract of Dean L. Julia and Michael D. Trepeta to expire on March 1, 2015.  The Board approved the continuation of each officer’s current salary and scheduled salary increases on March 1st of each year. The Board also approved a signing bonus of stock options to purchase 200,000 shares granted to each officer which is fully vested at the date of grant and exercisable at $.50 per share through April 7, 2020; ten-year stock options to purchase 100,000 shares of Common Stock to be granted to each officer at fair market value on each anniversary date of the contract and extension thereof commencing March 1, 2011; and termination pay of one year base salary based upon the scheduled annual salary of each executive officer for the next contract year plus the amount of bonuses paid or entitled to be paid to the executive for the current fiscal year or the preceding fiscal year, whichever is higher.  In the event of termination, the executives will continue to receive all benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof.

In July 2012, the Company approved and in January 2013 the Company implemented amending the employment agreements of Messrs. Julia and M. Trepeta to expire on February 28, 2017, subject to an automatic one year renewal on March 1, 2013 and on each March 1st thereafter, unless the Employment Agreement is terminated in accordance with its terms on or before December 30th of the prior calendar year. In the event of termination without cause, the executives will continue to receive all salary and benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof, plus one year termination pay.

On May 28, 2013, the Company approved amending the employment agreements of Messrs. Julia and Trepeta to provide that each officer may choose an annual bonus equal to 5% of pre-tax earnings for the most recently completed year before deduction of annual bonuses paid to officers or, in the event majority control of the Company is acquired by a person or a group of persons during the prior fiscal year, the officer may choose to receive the aforementioned bonus or 1% of the control consideration paid by acquirer(s) to acquire majority control of the Company.

TRANSACTIONS WITH MAJOR CUSTOMERS –

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the year ended December 31, 2013 a customer accounted for approximately 8% of net revenues and for the year ended December 31, 2012 a customer accounted for approximately 5% of net revenues.  The Company holds on hand certain items that are ordered on a regular basis.

NOTE 11: SUPPLEMENTARY INFORMATION - STATEMENT OF CASH FLOWS

Cash paid during the years for:

	YEARS ENDED DECEMBER 31,
	2013	2012

Interest	$58,803	$62,689

Income Taxes	$–	$–

Non cash disclosures:

On December 12, 2013 a director of the Company was assigned the $350,000 note held by TCA Global. The note assigned was negotiated for extension of maturity date, to June 12, 2014, interest payable at 15%. Any outstanding balance and any accrued interest thereon may be converted into common stock at a price of $.30 per share. The Company may prepay the note without penalties. In December 2013, request was made to convert $28,000 of the note balance, into 93,334 shares of common stock.

NOTE 12: SEGMENT INFORMATION

Reportable operating segment is determined based on Mobiquity Technologies, Inc.'s management approach. The management approach, as defined by accounting standards which have been codified into FASB ASC 280, Segment Reporting,” is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our chief operating decision-maker is our Chief Executive Officer and Chief Financial Officer.

While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two operating segments: (i) Ace Marketing and Promotions, Inc. captures Branding & Branded Merchandise (ii) Mobiquity Networks represent our Mobil Marketing.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Net sales	$2,995,032	162,500	$3,157,532
Operating (loss)	(3,775,827)	(1,795,529)	(5,571,356)
Interest income	274	–	274
Interest (expense)	(227,094)	–	(227,094)
Depreciation and amortization	(99,860)	(189,429)	(289,289)
Net Loss	(4,102,507)	(1,984,958)	(6,087,465)
Total assets at December 31, 2013	2,287,313	941,191	3,228,504

All intersegment sales and expenses have been eliminated from the table above.

NOTE 13. COMMITTED EQUITY FACILITY AGREEMENT/REGISTRATION RIGHTS AGREEMENT

On June 12, 2012, Mobiquity finalized a committed equity facility (the “Equity Facility”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), whereby the parties entered into as of May 31, 2012 (i) a committed equity facility agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”).

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

As further consideration for TCA entering into and structuring the Equity Facility, the Company shall pay to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of one hundred thousand dollars ($100,000) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $100,000. In the event the value of the Facility Fee Shares issued to TCA does not equal $100,000 after a ninth month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued. In June 2012, the Company issued 196,078 shares of common stock as the initial Facility Fee Shares. As of December 31, 2013, a total of 8,000 shares have been issued and paid for pursuant to the Equity Facility.

Registration Rights Agreement

On June 12, 2012, the Company finalized the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. On April 12, 2013, a Registration Statement was declared effective by the SEC covering the resale of up to 5,000,000 shares under the Equity Agreement.

NOTE 14: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows:

Between January 1, 2014 and the date of this report, the Company has raised gross proceeds of $2,160,300 from the sale of its Common Stock (including $175,000 of the stock subscription receivables) at $.30 per share. In connection with this private placement offering, the Company has issued 7,201,000 shares of Common Stock and Class BB Warrants to purchase 3,600,500 shares of Common Stock at an exercise price of $.50 per share through December 15, 2017.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Recent History of auditor changes:

Our financial statements were previously audited by the firm of Peter Messineo, CPA (“PM”). In December 2012 Peter Messineo, CPA merged into the firm known as DKM Certified Public Accountants (“DKM”). DKM had audited our previous financial statement for the year ending December 31, 2012. In April 2013 the agreement of DKM and PM was terminated. On May 6, 2013 the Company engaged, Messineo & Co., CPAs, LLC, which is the sucessor continuation of the original audit firm (PM).

DKM's report on the financial statements for the year ended December 31, 2012 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting. Our filings include DKM’s report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2013.

Item 9.B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The names, ages and principal occupations of the Company's present officers and directors are listed below.

		FIRST BECAME DIRECTOR
NAME (1) (2)	AGE	AND/OR OFFICER	POSITION

Dean L. Julia	46	1998	Co-Chief Executive Officer/Secretary/Treasurer/Director/Co-Founder
Michael D. Trepeta	42	1998	Co-Chief Executive Officer/President/Director/ Co-Founder
Sean McDonnell	53	2005	Chief Financial Officer
Thomas Arnost	67	2011	Chairman of the Board (3)
Sean Trepeta	46	2011	Director/President of Mobiquity Networks

______________

(1) (2) (3)

Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

There is currently a vacancy on the Board of Directors.

Mr. Arnost is Chairman of the Board, but not an executive officer.

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

DEAN L. JULIA

Mr. Julia holds a Bachelor of Business Administration from Hofstra University received in 1990. From 1991-1996, Mr. Julia worked at various Investment Banks where he was involved in the funding of numerous IPO's in the Bio Technology and Communications sectors. From September 1996 through February 1998, Mr. Julia served as President and Chief Executive Officer of DLJ Consulting, a financial intermediary consultant for public and private companies. In 1998, Mr. Julia co-founded Mobiquity and became an officer, director and principal stockholder of the company. He continues to serve as Co-CEO of Mobiquity where he sets overall strategy and continually fosters key relationships with technology partners and developers. Mr. Julia also serves as COO of Mobiquity’s wholly-owned subsidiary, Mobiquity Networks, where he is responsible for the integration of the sales and IT departments of Mobiquity with the creative, IT and database departments of Mobiquity. He continues to set all operational strategies for scaling each department to meet the demands of managing and maintaining the aggressive expansion of the national proximity marketing network. Mr. Julia is a founder of the Company, has demonstrated his management ability at senior levels, he has served on the board since its inception and he is expected to continue to serve on the Board.

MICHAEL D. TREPETA

Mr. Trepeta received a Bachelor of Science Degree in Applied Economics and Business Management with a minor in Communications from Cornell University in 1993. From 1993-1996, Mr. Trepeta worked as a stockbroker and was involved in the funding of numerous development-stage and growth companies. From September of 1996 through February 1998, he served as President of MDT Consulting Group, Inc., a corporation contracted by various companies to serve as a financial intermediary to investment bankers and to assist in developing products, services, and business strategies. In 1998, Mr. Trepeta co-founded Mobiquity as an officer, director and principal owner of the company. He continues to set the strategy for all integrated marketing efforts at Mobiquity through the development of models and solutions that leverage the attributes of cutting edge marketing technologies. As Co-CEO of Mobiquity and as Chief Executive Officer of its wholly-owned subsidiary, Mobiquity Networks, Mr. Trepeta is responsible for setting strategy for the continued roll-out of Mobiquity's national proximity marketing network by securing long term strategic partnerships with key property owners and management companies while simultaneously forming key partnerships with out of home agencies who control the media assets within those properties. Mr. Trepeta, a founder of the Company, has demonstrated his management ability at senior levels and he is expected to continue to serve on the board.

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

THOMAS ARNOST

Mr. Thomas Arnost previously served as the Co-President of Univision Communications, Inc. Station Group, where he joined the company in 1994. He served as the Co-President of Univision Television Group, from 1997 to 2006, and prior to that as Executive Vice President of Univision Television Group from 1994 to 1996. In 2002, Mr. Arnost helped in successful launch of the Telefutura Station Group, which has since, significantly contributed to Univision's overall revenue growth and market value. During his tenure with Univision, total station group revenue grew from under $120 million in 1993 to approximately $700 million in 2006. Also during his tenure, the Company’s market value grew from roughly $500 million to over $14 billion. Mr. Arnost has been a director of the Company since December 2011. Mr. Arnost’s extensive business, financial, management and leadership experience in the telecommunications industry particularly qualifies him for serving on the Company’s board as an independent director.

SEAN TREPETA

Prior to joining the Mobiquity Networks team in May of 2011, Mr. Trepeta was President of Varsity Networks, a leading online portal dedicated to serving the High School sports market. While at Varsity Networks, Mr. Trepeta grew the network to include over 10,000 high school team websites and was responsible for growing web traffic to include millions of monthly visitors and registered users across the country allowing for additional revenue streams through the placement of online advertising by major national brands. Prior to this, Mr. Trepeta was the President and Co-Founder of OPEX Communications, Inc., a leading telecommunication service provider which was located in Chicago, specializing in traditional long-distance, wireless, and dedicated services. Mr. Trepeta increased sales and was able to grow the company through agents and the Internet to $48 million in annual sales before selling OPEX in 2006. Before working for OPEX, Mr. Trepeta was the vice president of sales and marketing for the US Buying Group, Inc. responsible for developing a small business-buying program, which included value added services such as overnight shipping, office supplies, and computer software products, as well as a full line of telecommunications services. Mr. Trepeta also developed and implemented the agent and carrier divisions of USBG. Prior to joining USBG, he was with MCI Telecommunications and NYNEX in New York City. As President of Mobiquity Networks, Mr. Trepeta is responsible for once again setting all sales and marketing strategies internally as well as handling the relationship and training of the national sales force of Mobiquity's key out of home Mall Media partner, EYE Corp. He continues to foster strategic relationships with agencies and national brands. Mr. Trepeta holds a Bachelor of Science degree from the State University of New York at Cortland. Mr., Trepeta has been a director of the Company since December 2011. Mr. Trepeta’s extensive sales and marketing experience and management experience in the telecommunications industry qualifies him for serving on the Company’s board of directors.

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

Board Leadership Structure

In accordance with the Company's By-Laws, the Chairman of the Board, Thomas Arnost, presides at all meetings of the Board. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated, although the Company has no fixed policy with respect to the separation of these titles. The Chairman of the Board is a non-executive officer of the Company.

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

LACK OF COMMITTEES

Our Company has no audit, compensation or nominating committees of our board of directors or committees performing similar functions. The audit committee communications will go directly to the board members until such time as an audit committee is formed.

Under the National Association of Securities Dealers Automated Quotations definition, an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Mobiquity has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Mobiquity’s outside auditor.

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

LACK OF INDEPENDENT DIRECTORS

During 2013, Domenico Iannucci and Thomas Arnost each served as independent directors of the Company until Mr. Iannucci resigned from the board in December 2013 and Mr. Arnost became a secured creditor of the Company as described below. Mr. Iannucci was replaced by Robert Hussey as a member of the Board in December 2013; however, Mr. Hussey subsequently resigned from the board in February 2014.

Currently, the Company has four directors, including three members of Management and Thomas Arnost. Prior to December 13, 2013, Management deemed Mr. Arnost to be an independent director as defined under the Exchange Act and the NASDAQ definition described under “Lack of Committees.” However, in December 2013, Mr. Arnost purchased the secured debt in the principal amount of $350,000 from TCA Global Master Fund and entered into an agreement to modify the terms of the note so that the note bears interest at the rate of 15% per annum, is convertible at a fixed price of $.30 per share, and will become due and payable on June 12, 2014, subject to Mr. Arnost’s right to call the note at any time in his sole discretion and the Company’s right to prepay the note, subject to Mr. Arnost’s right of conversion. As a result of Mr. Arnost becoming a secured debt holder of the Company, as of the filing date of this Form 10-K, the Company believes that Mr. Arnost as a secured creditor of the Company may not be deemed to be an independent director, as his security interest may interfere with his judgment as an independent director. Also, Mr. Arnost is eligible to receive certain consulting fees from the Company outside of his services as a director. Accordingly, the Company does not consider Mr. Arnost to be an independent director of the Company at this time.

CODE OF ETHICS

The Company has a new code of ethics that applies to the Company's directors and officers which has been designed to deter wrongdoing and to promote:

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

A copy of the Code of Ethics is filed as Exhibit 14 to this Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2013, to the best of the knowledge of the Company’s directors and officers, no form 3’s or form 4’s or form 5’s were filed late with the Commission by officers or directors, except that Sean Trepeta filed a Form 4 late in 2013 reporting the exercise of his warrants and Thomas Arnost, who gifted promissory notes to his children filed a Form 4 one day late due to a snow storm in the Northeast that affected Company ability’s to timely file this report.

Item 11.  Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2013 and 2012 by (1) each person who served as the principal executive officer of the Company during fiscal year 2013 and 2012; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2013 and 2012 with compensation during fiscal year 2013 and 2012 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2013.

						Salary Compensation
Name and Principal		Salary	Bonus	Stock	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)	($)	($)(2)(3)	($)
Dean L. Julia	2012	$293,710	$–	–	$63,000	–	–	$23,860	$380,570
Co-CEO of the Company	2013	$336,000	$–	–	$35,743	–	–	$51,417	$423,160

Michael D. Trepeta	2012	$293,710	$–	–	$63,000	–	–	$23,860	$380,570
Co-CEO of the Company	2013	$336,000	$–	–	$35,743	–	–	$51,417	$423,160

Sean Trepeta	2012	$110,000	$75,000	–	$37,500	–		$23,860	$256,360
President of Mobiquity Networks (4)	2013	$127,500	$–	–	$6,450	–	–	$30,207	$164,157

________________

(1)	The options and restricted stock awards presented in this table for fiscal 2012 and 2013 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such Shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.
(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	In 2013, Sean Trepeta received approximately $10,000 per month in salary. In 2012, Mr. Trepeta received $10,000 per month in salary and $75,000 in bonuses.

For a description of the material terms of each named executive officers’ employment agreement, including the terms of the terms of any common share purchase option grants, see that section of this Form 10-K captioned “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2013 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see “Employment Agreements”.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean L. Julia	250,000	–	–	$1.00	01/03/15	–	–	–	–
(1)	200,000	–	–	$1.20	12/28/15	–	–	–	–
	150,000	–	–	$1.20	08/22/17	–	–	–	–
	50,000	–	–	$1.20	03/01/13	–	–	–	–
	50,000	–	–	$.65	03/02/19	–	–	–	–
	50,000	–	–	$.54	03/25/20	–	–	–	–
	200,000	–	–	$.50	04/07/20	–	–	–	–
	100,000	–	–	$.26	02/28/21	–	–	–	–
	100,000	–	–	$.61	02/28/22	–	–	–	–
	50,000	--	--	$.25	02/13/23	--	--	--	--
	100,000	--	--	$.38	03/01/23	--	--	--	--
Michael D. Trepeta
(1)	50,000	_	--	$.25	02/13/23	--	--	--	--
	100,000	-	-	$.38	03/01/23	--	--	--	--
	250,000	–	–	$1.00	01/03/15	–	–	–	–
	200,000	–	–	$1.20	12/28/15	–	–	–	–
	150,000	–	–	$1.20	08/22/17	–	–	–	–
	50,000	–	–	$1.20	03/01/13	–	–	–	–
	50,000	–	–	$.65	03/02/19	–	–	–	–
	50,000	–	–	$.54	03/25/20	–	–	–	–
	200,000	–	–	$.50	04.07/20	–	–	–	–
	100,000	–	–	$.26	02/28/21	–	–	–	–
	100,000	–	–	$.61	02/28/21	–	–	–	–
	50,000	--	--	$.25	02/13/23	--	--	--	--
	100,000	--	--	$.38	03/01/23	--	--	--	--
Sean Trepeta
(2)	50,000	–	–	$.75	05/07/22	–	–	–	–
	100,000	-	-	$.38	03/01/23	--	--	--	--
(1)	All options contain cashless exercise provisions and are currently fully vested.
(2)	Sean Trepeta owns warrants to purchase 150,001 shares which are not granted under a compensation plan, which warrants he purchased from the Company as part of a private placement offering which was primarily sold to non-affiliated persons.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	Monthly Salary (1)	Bonus

Dean L. Julia	Co-Chief Executive Officer	$ 30,000	(2)
Michael Trepeta	Co-Chief Executive Officer	$ 30,000	(2)

________________

(1)	Compensation of each executive officer named in the table above has his monthly base salary increased by $2,000 each subsequent March 1st during the term of the agreement and any extensions thereof. The next scheduled salary increase to $32,000 per month is scheduled to occur on March 1, 2015.

(2)	Annual bonuses are paid by us by the last business day of March for the preceding calendar (fiscal) year, except in the event of termination prior to the end of any fiscal year (other than termination for cause), a pro rata portion of the annual bonus shall be paid within 30 days of termination. In 2013, the Company approved amending the employment agreements of Messrs. Julia and Trepeta to provide that each officer may choose an annual bonus equal to 5% of pre-tax earnings for the most recently completed year before deduction of annual bonuses paid to officers or, in the event majority control of the Company is acquired by a person or a group of persons during the prior fiscal year, the officer may choose to receive the aforementioned bonus or 1% of the control consideration paid by acquirer(s) to acquire majority control of the Company.

A summary of each Executive’s employment agreement, as amended, is as follows:

Each Executive’s Employment Agreement has a term of five years and automatically renews for a period of one year thereafter effective on March 1st of each new calendar year unless the Employment Agreement is terminated in accordance with its terms on or prior to December 30th of the prior calendar year. As of the filing date of this Form 10-K, each Executive’s Employment Agreement currently expires on February 28, 2019. Each Executive may terminate his Employment Agreement upon written three-month notice.  In such event, the Company shall be relieved of all of its obligations under the Agreement, except for payment of the Executive’s Base Salary and Annual Bonus earned and unpaid through the effective date of termination, those obligations with respect to indemnification and director and officer insurance and severance pay as described below.

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

Each Executive is currently entitled to the following additional benefits:

—	$2,000 per month pay raise on each March 1 during the term of the Agreement and any extension thereof;
—	As an executive officer, the annual grant on March 1 of each year of ten-year stock options to purchase 100,000 shares at an exercise price equal to the then fair market value of our common stock as determined by the Board. As a director of the Company, each Executive also receives the number of options granted annually to each Board member;
—	Election to the Board of Directors and during the term of employment, the Board’s nomination for re-election to the Board;
—	Paid disability insurance and term life insurance for the benefit of each Executive’s family in an amount fixed by the Board at a cost not to exceed $10,000 per annum;
—	Use of company automobile with all related costs paid for by us;
__	Health insurance;
__	Right to participate in any pensions of our company;
__	Health insurance; and
__	Right to participate in any pensions of our company.

Additional Compensation

In the past, the Company agreed to compensate Dean Julia and Michael Trepeta with options to purchase 1,500,000 shares of Mobiquity Network Inc.’s common stock, exercisable at $.01 per share in the event such entity raised financing as a stand-alone enterprise for its operations. In order to terminate this compensation, in January 2014, the Board of Directors exchanged its promise of options to Messrs. Julia and Trepeta for an equivalent number of options in the Company at the then fair market value of the Company’s Common Stock, under the Company’s 2009 Stock Option Plan as described below.

Employment Arrangements

Sean Trepeta became President of Mobiquity Networks in 2011. As of March 1, 2014, Mr. S. Trepeta, who is an employee “at will,” is currently earning between $10,000 and $20,000 per month with the amount determined each month by Management.

DIRECTOR COMPENSATION

Stock Options

Stock options and equity compensation awards to our non-employee / non-executive directors are at the discretion of the Board. See Director Compensation table below.

Cash Compensation

Our non-employee / non-executive director is eligible to receive a fee of $500 to be paid for attending each Board meeting; however, no fees were paid in 2013. Mr. Arnost received consulting fees of $30,000 in fiscal 2013, $10,000 of which pertained to his services in fiscal 2012.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

The following table shows the overall compensation earned for the 2013 fiscal year with respect to each non-employee and non-executive director as of December 31, 2013.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Thomas Arnost, Director (4)	$30,000	–	$43,857	–		–	2,463	$76,320

Robert Hussey, Former Director (4)	$-	--	$37,407-		--	--	-	$37,407

Domenico Iannucci, Former Director (4)	–	–	$6,450	–		–	–	$6,450

____________________

(1)	The restricted stock awards and options presented in this table for 2013 reflect the full grant date fair value as if the total dollar amount were earned in the year of grant. As a general rule, for time-in-service-based options, the Company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.
(2)	Excludes awards or earnings reported in preceding columns.
(3)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.
(4)	On February 13, 2013, the Board of Directors granted each of the Company’s five directors options to purchase 50,000 shares of Common Stock, exercisable at $.25 per share through February 13, 2023. Messrs. Arnost and Iannucci were directors at the time of the aforementioned grant. On December 13, 2013, the Board of Directors granted Mr. Arnost options to purchase 250,000 shares exercisable at $.40 per share over a period of ten years. On the same date, Mr. Hussey received identical options to those issued to Mr. Arnost, subject to his acceptance to serve as a Board member, except that Mr. Hussey’s options were not scheduled to vest until December 1, 2014. However, when Mr. Hussey resigned from the board in February 2014, the Company’s board agreed to vest his options.

Employee Benefit and Consulting Services Compensation Plans

On January 3, 2005, our company established an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) covering 2,000,000 shares, which 2005 Plan was ratified by our stockholders on February 9, 2005.  On August 12, 2005, the company’s stockholders approved a 2,000,000 share increase in the 2005 Plan to 4,000,000 shares. On August 28, 2009, the Board adopted the “2009 Plan” identical to the 2005 Plan with 4,000,000 shares under the 2009 Plan. In September 2013, the Company’s stockholders ratified a board amendment to increase the number of shares covered by the 2009 Plan to 10,000,000 shares. All references to “the Plans” include the 2005 Plan and 2009 Plan. As the 2005 and 2009 Plans are identical other than the number of shares covered by each Plan, it is the Company’s intention to first utilized the number of shares issuable (available) under the 2005 Plan prior to issuing shares under the 2009 Plan.

Administration

Our board of directors administers the Plans, has the authority to determine and designate officers, employees, directors and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The board may, in its sole discretion, accelerate the vesting of awards.

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

Awards

As of December 31, 2013, the Company has granted under the Plans a total of 5,445,000 options and outside the Plans a total of 1,600,000 options or a total of options to purchase 7,045,000 shares of the Company’s Common Stock with a weighted average exercise price of $.62 per share. The board has granted options with varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2013 on the known benefits provided to certain persons and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options	Range of Exercise Price ($) per Share	Value of Unexercised Options at Dec. 31, 2013 (1)
Dean L. Julia, Co-CEO	1,300,000	.25 - 1.20	$38,500
Michael D. Trepeta, Co-CEO	1,300,000	.25 - 1.20	$38,500
Sean McDonnell, Chief Financial officer	50,000	1.00	$-
Sean Trepeta, President, Mobiquity Networks	100,000	.25 -.75	$11,000
Four Executive Officers as a group	2,750,000	.25 - 1.20	$88,000
Thomas Arnost, Director	550,000	.38 - .75	$11,000
Robert Hussey, Former Director	250,000	.40	$17,500
Non-Executive Officer, Employees and Consultants	300,000	.30-$ 1.20	$21,500

____________________

_____________

N/A	Not applicable.
(1)	Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $.47 based upon a last sale on (or the last trade date before) December 31, 2013) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

In the past, the Company has granted certain employees and consultants stock awards for services for the prior year with vesting to occur after the passage of an additional 12 months. These awards totaled 45,000 Shares for 2008, subject to continued services with the Company through December 31, 2009. These awards totaled 51,000 Shares for 2009 subject to continued services with the Company through December 31, 2010. These awards totaled 105,000 Shares for 2010 subject to continued services with the Company through December 31, 2011. These awards totaled 45,000 shares for 2011, subject to continued services with the Company through December 31, 2012. A total of 203,500 shares were issued under the 2005 Plan pursuant to the stock award program described above (net of cancellations). No stock awards were granted in fiscal 2012 or fiscal 2013.

Eligibility

Our officers, employees, directors and consultants of Mobiquity and our subsidiaries are eligible to be granted stock options, and common stock awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 13, 2014, the Company had outstanding 59,506,582 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage

Michael D. Trepeta (2)	2,316,402	3.7
Dean L. Julia (2)	2,286,901	3.7
Sean McDonnell (3)	550,001	*
Sean Trepeta (4)	1,350,001	2.3
Thomas Arnost (5)	4,223,336	6.8
All directors and officers as a group (five persons) (6)	14,126,641	20.5
Clyde Berg (7)	6,800,000	11.1

____________

*Represents less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner. All addresses are c/o Mobiquity Technologies, Inc. 600 Old Country Road, Suite 541, Garden City, NY 11530.
(2)	Mr. Trepeta’s beneficial ownership includes 1,016,402 shares and options to purchase 3,000,000 shares. Mr. Julia’s beneficial ownership includes 986,901 shares and options to purchase 3,000,000 shares.
(3)	Includes 166,667 shares and options/warrants to purchase 383,334 shares.
(4)	Includes 1,000,000 shares and options/warrants to purchase 350,001 shares.
(5)	Includes 1,500,002 shares, warrants to purchase 1,000,001 shares, options to purchase 650,000 shares and a note in the principal amount of $322,000 convertible into 1,073,333 shares.
(6)	Includes 4,669,972 shares of Common Stock and options/warrants to purchase 8,383,336 shares, plus notes convertible into 1,073,333 shares.
(7)	Includes 4,816,667 shares and warrants to purchase 1,983,334 shares. Mr. Berg’s beneficial ownership excludes 666,667 shares and 333,333 warrants owned in a charitable remainder trust in which Mr. Berg has no pecuniary interest or right to vote.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2013 and relates to our 2005 Plan and 2009 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(2)
2005 and 2009 Equity Compensation Plans	5,445,000.57		8,351,500

_____________________

(1)	Options are exercisable at a price range of $.10 to $1.20 per share.
(2)	The foregoing table does not reflect 203,500 shares of Common Stock issued pursuant to the 2005 Plan as restricted stock awards.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Recent Securities Transactions

In the past two fiscal years ended December 31, 2013 and the period January 1, 2014 through the filing date of this Form 10-K, the Company completed the following private placement offerings with non-affiliated persons except as otherwise noted:

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

The Company was required to file a Registration Statement with the Securities and Exchange Commission (“SEC”) to register the resale of the shares of Common Stock sold in the private placement offering and the resale of the shares of Common Stock issuable upon exercise of the Class AA Warrants (collectively the “Registrable Shares”).   The Company, at its sole discretion, elected to pay the liquidated damage payment in Common Stock totaling an aggregate of 197,860 shares in lieu of filing a Registration Statement.

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

During 2013, the Company raised $5,562,816 in gross proceeds from the sale of its Common Stock at $.30 per share. Pursuant to said offering, the Company sold 19,125,006 shares of its Common Stock and Class BB Warrants to purchase 9,562,503 shares of Common Stock exercisable at $.50 per share through December 15, 2017. A total of $150,000 of commissions was paid to a licensed member of FINRA together with Warrants to purchase 625,000 shares. Exemption from registration for the sale of the aforementioned securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended. Thomas Arnost, Sean Trepeta and Sean McDonnell, officers and directors of the Company, purchased $200,000, $90,000 and $50,000, respectively, of securities pursuant to said offering.

Transactions with Officers and Directors

The following describes transactions between the Company and its officers and directors for the past two fiscal years ended December 31, 2013 (except as noted above).

Please see the sections titled “Employment Agreements”, “Employment Arrangements” and “Executive Compensation: above for a description of compensation and employment agreements or arrangements paid or options/warrants granted to Dean Julia, Co-CEO of the Company, Michael Trepeta, Co-CEO of the Company, and Sean Trepeta, President of Mobiquity Networks. Sean McDonnell, Chief Financial Officer of the Company, also receives a salary below the amount required of disclosure under “Executive Compensation.”

In March 2012, the Company granted each of Dean L. Julia and Michael Trepeta 10 year options to purchase 100,000 shares exercisable at $.61 per share.

In May 2012, the Company granted each of Messrs. Iannucci, S. Trepeta, and Arnost options to purchase 50,000 shares exercisable at $.75 per share over a term of 10 years.

In July 2012, the Company approved and in January 2013, the Company implemented amending the employment agreements of Messrs. Julia and M. Trepeta to expire on February 28, 2017, subject to an automatic one year renewal on March 1, 2013 and on each March 1st thereafter, unless the Employment Agreement is terminated in accordance with its terms on or before December 30th of the prior calendar year.

On February 13, 2013, the Company granted each of its five directors 10-year options to purchase 50,000 shares of Common Stock, exercisable at $.25 per share.

On March 1, 2013, the Company granted each of Dean L. Julia and Michael Trepeta 10 year options to purchase 100,000 shares exercisable at $.38 per share.

On December 13, 2013, the Company granted each of Thomas Arnost and Robert Hussey, 10-year options to purchase 250,000 shares exercisable at $.40 per share. Mr. Arnost’s options were fully vested at the time of grant. Mr. Hussey, who joined the board of directors in December 2013 and resigned from the board of directors in February 2014, had his options fully vested as of the date of his resignation.

On March 1, 2014, the Company granted each of Dean L. Julia and Michael Trepeta 10 year options to purchase 100,000 shares exercisable at $.59 per share.

On March 3, 2014, the Company granted each of its five directors 10-year options to purchase 50,000 shares of Common Stock, exercisable at $.59 per share.

Director Independence

Reference is made to “Item 10 – Lack of Independent Directors” for details pertaining to the lack of independent directors on the Company’s board of directors as of the filing date of this Form 10-K. As the Company has no independent directors as of the filing date of this Form 10-K, it also has no “Financial Expert” serving as an independent board member or to form an audit committee. The Company is seeking to add to the board of directors an independent director who is also a financial expert. We can provide no assurances that the Company will fill its existing vacancy with an independent director who is also a financial expert.

Item 14.  Principal Accountant Fees and Services.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, Peter Messineo, CPA, DKM Certified Public Accountants (for audit of December 31, 2012), Messineo & Co., CPAs, LLC for the audit of our annual consolidated financial statements for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Audit fees	$21,000	$20,000
Audit- related fees	9,000	6,000
Tax fees		–
All other fees	–	–

Total fees	$30,000	$26,000

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

None of the services described above for 2013 or 2012 provided by Peter Messineo CPA were approved by the Board pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Item 15. Exhibits and Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under "ITEM 8. FINANCIAL STATEMENTS and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2012 and 2013:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statement of Stockholders' Equity

Notes to Financial Statements

(b)  EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the Company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the Company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (15)
21.1	Subsidiaries of the Issuer (15)
23.1	Consent of Messineo & Co., CPA’s LLC (15)
23.2	Consent of DKM, Certified Public Accountants (15)
31.1	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (15)
31.2	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (15)
31.3	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (15)
32.1	Co-Principal Executive Officer Section 1350 Certification (15)
32.2	Co-Principal Executive Officer Section 1350 Certification (15)
32.3	Principal Financial Officer Section 1350 Certification (15)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
101.SCH	Document, XBRL Taxonomy Extension (15)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (15)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (15)
101.LAB	Linkbase, XBRL Taxonomy Extension (15)
101.PRE	Presentation Linkbase (15)
(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
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

MOBIQUITY TECHNOLOGIES, INC.

By:	/s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Dated:  Garden City, New York

March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Principal Executive Officer and Director	March 21, 2014
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	March 21, 2014
Sean McDonnell

/s/ Michael D. Trepeta	Co-Principal Executive Officer, President, Director	March 21, 2014
Michael D. Trepeta

/s/ Sean Trepeta	Director	March 21, 2014
Sean Trepeta

/s/ Thomas Arnost	Chairman of the Board	March 21, 2014
Thomas Arnost

Dean L. Julia, Michael D. Trepeta, Sean Trepeta and Thomas Arnost represent all the current members of the Board of Directors.

