Form 10-K/A
period 2013-12-31
Mobiquity Technologies, Inc.
filed 2014-04-04
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 21, 2014 (the “Form 10-K”), is solely to add Items 1B through 4 which were inadvertently omitted from Part I in the Original Filing.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Part I

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

We lease approximately 2,000 square feet of space, expiring in November 2014, at an annual cost of approximately $28,600 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738.

In March 2013, we entered into a two-year lease for approximately a 1,200 square foot facility of office and warehouse space in Barcelona, Spain, at monthly cost of approximately $2,200.

Item 3.  Legal Proceedings

We are currently not subject to any threatened or pending material legal proceedings. Nevertheless, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.  Mine Safety Procedures

Not applicable.

1

(b)  EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the Company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the Company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (15)
21.1	Subsidiaries of the Issuer (15)
23.1	Consent of Messineo & Co., CPA’s LLC (15)
23.2	Consent of DKM, Certified Public Accountants (15)
31.1	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification *
31.2	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification *
31.3	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification *
32.1	Co-Principal Executive Officer Section 1350 Certification *
32.2	Co-Principal Executive Officer Section 1350 Certification *
32.3	Principal Financial Officer Section 1350 Certification *
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)

2

Exhibit No.	Description
101.SCH	Document, XBRL Taxonomy Extension (15)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (15)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (15)
101.LAB	Linkbase, XBRL Taxonomy Extension (15)
101.PRE	Presentation Linkbase (15)

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11) (12) (13) (14) (15)

Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.

Previously filed with Form 10-K for the year ended December 31, 2013.

(16) (17)	Incorporated by reference to Form 8-K filed June 6, 2013. Incorporated by reference to Form 8-K filed September 11, 2013.

3

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

By:	/s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Dated:  Garden City, New York

April 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Principal Executive Officer and Director	April 4, 2014
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	April 4, 2014
Sean McDonnell

/s/ Michael D. Trepeta	Co-Principal Executive Officer, President, Director	April 4, 2014
Michael D. Trepeta

/s/ Sean Trepeta	Director	April 4, 2014
Sean Trepeta

/s/ Thomas Arnost	Chairman of the Board	April 4, 2014
Thomas Arnost

Dean L. Julia, Michael D. Trepeta, Sean Trepeta and Thomas Arnost represent all the current members of the Board of Directors.

4