Form 10-Q
period 2014-03-31
Mobiquity Technologies, Inc.
filed 2014-05-15
CIK 1084267

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Yes ☐  No ☒

As of May 14, 2014, the registrant had a total of 61,740,151 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$2,503,087	$1,740,989
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000 as of 2014 and 2013, respectively	335,426	433,856
Inventory	192,063	109,073
Prepaid expenses and other current assets	149,756	141,921
Total Current Assets	3,180,332	2,425,839

Property and equipment, net of accumulated depreciation of $653,755 and $597,396 as of 2014 and 2013, respectively	413,759	466,772

Intangible assets, net of accumulated amortization of $177,742 and $153,416 as of 2014 and 2013, respectively	281,542	301,784

Other Assets	33,897	34,109
Total Assets	$3,909,530	$3,228,504

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$501,600	$485,401
Accrued expenses	84,671	177,943
Convertible promissory note	322,000	322,000
Total Current Liabilities	908,271	985,344

Commitments and Contingencies	–	–

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and zero shares issued and outstanding at March 31, 2014 and December 31, 2013 respectively	–	–
Common stock, $.0001 par value; 200,000,000 and 100,000,000 shares authorized; 59,529,915 and 52,402,247 shares issued and outstanding at 2014 and 2013, respectively	5,953	5,240
Additional paid-in capital	24,888,059	21,948,920
Stock subscription receivable		(175,000)
Accumulated other comprehensive income (loss)	(4,722)	1,268
Accumulated deficit	(21,856,530)	(19,505,767)
	3,032,760	2,274,661
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	3,001,259	2,243,160
Total Liabilities and Stockholders' Equity	$3,909,530	$3,228,504

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

Three Months Ended March 31,

	2014	2013
	Unaudited	Unaudited

Revenues, net	$626,572	$619,725
Cost of Revenues	505,900	456,006
Gross Profit	120,672	163,719

Operating Expenses:
Selling, general and administrative expenses	2,461,357	1,354,160
Total Operating Expenses	2,461,357	1,354,160

Loss from Operations	(2,340,685)	(1,190,441)

Other Income (Expense):
Interest expense	(10,129)	(35,884)
Interest income	51	106
Total Other Income (Expense)	(10,078)	(35,778)

Net Loss	$(2,350,763)	$(1,226,219)

Net Loss Per Common Share:

Basic	$(0.04)	$(0.04)

Weighted Average Common Shares Outstanding:

Basic	56,936,376	35,336,834

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Statement of Stockholders' Equity

Year Ended December 31, 2013 and Three Months Ended March 31, 2014

	Stockholders	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive Income		Treasury Stock
	Equity	Shares	Amount	Shares	Amount	Capital	Subscription	(Loss)	(Deficit)	Shares	Amount
Balance, at December 31, 2012	$1,038,984	220,000	$22	30,252,938	$3,025	$14,485,740	–	–	$(13,418,302)	23,334	$(31,501)
Stock Purchase	5,562,816	–	–	19,125,006	1,913	5,735,903	(175,000)	–	–	–	–
Offering costs	(182,184)	–	–			(182,184)	–	–	–	–	–
Stock Grant	1,048,091	–	–	2,402,969	240	1,047,851	–	–	–	–	–
Stock Purchase Preferred	–	–	–	–	–	–	–	–	–	–	–
Conversion of Preferred Stock	–	(220,000)	(22)	528,000	53	(31)	–	–	–	–	–
Option Grant	716,983	–	–	–	–	716,983	–	–	–	–	–
Conversion of debt	28,000	–	–	93,334	9	27,991	–	–	–	–	–
Beneficial Conversion Feature	116,667	–	–	–	–	116,667	–	–	–	–	–
Closing Costs on equity issuance	–	–	–	–	–	–	–	–	–	–	–
Net Loss	(6,086,197)	–	–	–	–	–	–	$1,268	$(6,087,465)	–	–
Balance, at December 31, 2013	$2,243,160	$–	$–	52,402,247	$5,240	$21,948,920	$(175,000)	$1,268	$(19,505,767)	23,334	$(31,501)
Stock Purchase	2,235,300	–	–	6,867,668	687	2,059,613	175,000	–	–	–	–
Offering costs	(211,500)	–	–	–	–	(211,500)	–	–	–	–	–
Stock Grant	156,000	–	–	260,000	26	155,974	–	–	–	–	–
Option Grant	935,052	–	–	–	–	935,052	–	–	–	–	–
Warrant Grant	–	–	–	–	–	–	–	–	–	–	–
Net Loss	(2,356,753)	–	–	–	–	–	–	(5,990)	(2,350,763)	–	–
Balance, at March 31, 2014	$3,001,259	–	$–	59,529,915	$5,953	$24,888,059	$–	$(4,722)	$(21,856,530)	23,334	$(31,501)

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31,

	2014	2013
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	$(2,350,763)	$(1,226,219)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,685	67,272
Stock-based compensation	1,091,052	132,180
Beneficial conversion feature	–	–
Amortization of deferred financing costs	–	14,079
Loss on sale of assets	–	–
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	98,430	140,758
Inventory	(82,990)	–
Prepaid expenses and other assets	(7,622)	(90,337)
Increase (decrease) in operating liabilities:
Accounts payable	16,199	(87,540)
Accrued expenses	(93,272)	–
Increase (decrease) in foreign assets and liabilities, currency translation	(5,990)	–
Total adjustments	1,096,492	176,412
Net Cash Used in Operating Activities	(1,254,271)	(1,049,807)

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,431)	(5,000)
Acquisition of intellectual property	–	–
Net Cash Used in Investing Activities	(7,431)	(5,000)

Cash Flows from Financing Activities:
Proceeds from Loan	–	–
Principal payments on Loan	–	–
Proceeds from issuance of stock	2,023,800	1,438,500
Net Cash Provided by Financing Activities	2,023,800	1,438,500

Net Increase (Decrease) in Cash and Cash Equivalents	762,098	383,693
Cash and Cash Equivalents, beginning of period	1,740,989	362,598
Cash and Cash Equivalents, end of period	$2,503,087	$746,291

Supplemental Disclosure Information:
Cash paid for interest	$10,129	$21,805
Cash paid for taxes	$–	$–

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

Ace Marketing, Inc., which recently changed its name to its parent corporation’s old name, namely, Ace Marketing & Promotions, Inc. (“AMI”), is an Integrated Marketing Company focused on marketing process analysis and technology-based growth acceleration strategies. AMI offers Brand Analysis & Development, Website Analysis & Development, Database Analysis& Building, and Integrated Marketing Campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that help its clients connect with their customers and acquire new business

Mobiquity Networks, Inc. is a leading provider of hyper-local mobile marketing solutions. Mobiquity is continuing to attempt to build one of the nation's largest Location-Based Mobile Marketing networks. Location-Based Mobile Marketing is a mobile marketing tool that delivers rich digital content to any Bluetooth or Wi-Fi enabled device within a 300ft radius of a central terminal. Our technology permits delivery to virtually any mobile device and properly formats each message to ensure that every user receives the best possible experience. Results are fully trackable, giving campaigns full performance accountability. We offer brands the opportunity to reach millions of consumers with relevant, engaging content that is 100% free to the end user. The Mobiquity network is the largest mall-based Bluetooth network of its kind. It is currently installed in 100 malls across the US, covering each of the top 10 designated marketing areas (“DMA’s”), and has the ability to reach approximately 120 million shopping visits per month.

Mobiquity Wireless SLU is a corporation incorporated in Spain. This corporation has an office in Spain to support our U.S. operations.

The Network

Through our various agreements with mall developers and strategic partners, we have deployed physical devices throughout 100 of the top shopping malls across the United States. These devices work together to create our NETWORK, which provides advertisers the opportunity to reach millions of mall visitors per month with mobile content and offers when they are most receptive to advertising messages. We are also planning to expand our network into other venues, such as; stadiums, arenas, colleges, airports and retail chains to name a few.

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

NOTE 2:  SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiaries, Mobiquity Networks, Inc., Ace Marketing, Inc., (which has had its name changed to Ace Marketing & Promotions, Inc. and Mobiquity Wireless S.L.U.). All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and footnotes thereto are unaudited.

The Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

The information contained in this report on Form 10-Q should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2013.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2014 and 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of March 31, 2014 and 2013, because of the relatively short-term maturity of these instruments and their market interest rates.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the three months ended March 31, 2014 and 2013 there were advertising costs of $288 and $600, respectively.

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

No significant realized exchange gains or losses were recorded since March 7, 2013 (date of acquisition of subsidiary) to March 31, 2014.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 33,554,000 and 21,123,000 because they are anti-dilutive as a result of a net loss for the three months ended March 31, 2014 and 2013, respectively.

NOTE 4: CONVERTIBLE PROMISSORY NOTE

On June 12, 2012, the Company closed on a security agreement (the “Security Agreement”) with TCA related to a $350,000 convertible promissory note issued by the Company in favor of TCA (the “Convertible Note”). The maturity date of the Convertible Note was December 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note was convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty. The Security Agreement granted to TCA a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired. The Company’s wholly-owned subsidiary, Mobiquity Networks, Inc., also entered into a similar Security Agreement and Guaranty Agreement. On December 12, 2013, TCA sold its entire interest in the Company’s $350,000 secured promissory note to Thomas Arnost, a director of the Company, at face value. Mr. Arnost entered into an amendment to the note to extend the maturity date of the note to June 12, 2014, subject to his right to declare the note due and payable at any time in his sole discretion. Also, the interest rate was raised from 12% per annum to 15% and the conversion price of the shares issuable upon conversion of the note was fixed at $.30 per share. The aforementioned note is convertible at the sole discretion of the noteholder. The noteholder immediately converted $28,000 into 93,334 shares of common stock in December 2013. The principal balance on the note is $322,000 as of March 31, 2014, interest is paid monthly.

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $116,667. The beneficial conversion feature was recorded as an increase in additional paid-in capital and recognized interest expense in the year ended December 31, 2013.

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended March 31, 2014 and 2013 include employee share-based compensation expense totaling $1,091,052 and $132,180, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Employee stock-based compensation - option grants	$14,791	$29,552
Employee stock-based compensation - stock grants		–
Non-Employee stock-based compensation - option grants	920,261	30,207
Non-Employee stock-based compensation - stock grants	156,000	34,625
Non-Employee stock-based compensation-stock warrant		37,796

Total	$1,091,052	$132,180

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

The weighted average assumptions made in calculating the fair values of options granted under the Plans during the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013

Expected volatility	30.88%	81.80%
Expected dividend yield	–	–
Risk-free interest rate	2.66%	1.35%
Expected term (in years)	9.82	7.14

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2014	7,045,000	.41	4.11	$364,750
Granted	3,785,000	.41	9.82
Exercised	–
Cancelled & Expired

Outstanding, March 31, 2014	10,830,000	.53	6.21	958,050

Options exercisable, March 31, 2014	10,538,332	.53	6.27	$946,383

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2014 and 2013 was $.27 and $.36, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.49 closing price of the Company's common stock on March 31, 2014.

As of March 31, 2014, the fair value of unamortized compensation cost related to unvested stock option awards was $69,030.

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013

Expected volatility	0.00%	87.00%
Expected dividend yield	–	–
Risk-free interest rate	0.00%	1.42%
Expected term (in years)		7.89

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2014	19,640,375	$.55	2.68	$0
Granted	3,433,839	$.50	3.71
Exercised	–	–
Cancelled	350,000	–
Outstanding, March 31, 2014	22,724,214	$.55	2.84	239,000

Warrants exercisable, March 31, 2014	22,724,214	$.55	2.84	$239,000

NOTE 7: CONSULTING AGREEMENTS AND SHARE BASED COMPENSATION

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

In February 2013, the Company entered into an additional financial consulting agreement for a period of 90 days. Pursuant to said agreement, the Company agreed to pay $5,000 per month and to issue 100,000 restricted shares of common stock during the term of the agreement.

In April 2013, the Company entered into a business development and consulting contract for a term commencing in April and expiring December 31, 2013. Pursuant to said agreement, the Company agreed to pay the consultant a fee of $5,000 per month, plus 1,500,000 shares of restricted Common Stock and warrants to purchase 500,000 restricted shares of Common Stock, exercisable at $.30 per share, over a period of five years. The warrants contain cashless exercise provisions in the event there is not an effective registration statement covering the resale of the underlying shares.

On September 30, 2013, the Company entered into an agreement with a consultant to perform financial related services and to assist the Company in raising additional financing. For the consultant’s services, the consultant received, irrespective of success or the amount raised, $65,000 paid on or before December 31, 2013; $150,000 paid on or about March 31, 2014 together with warrants to purchase 700,000 shares at an exercise price of $.30 per share over a term of five years; and 150,000 shares of restricted Common Stock issuable on April 1, 2014.

On October 30, 2013, the Company entered into a consulting agreement with a term of six months. Pursuant to the consulting contract, the Company agreed to pay a monthly retainer of $10,000 beginning November 1, 2013 and up to 350,000 shares and up to $100,000 in discretionary bonuses. Of the 350,000 shares, 90,000 shares were issued in December 2013 and the remaining 260,000 shares were issued in February 2014. The $100,000 discretionary bonus was paid in the first quarter of 2014. In February 2014, the board of directors approved and the Company entered into an amendment to the consulting agreement, to extend the contract for an additional three months through July 31, 2014. During the extension period, the Company will continue to pay consultant a fee of $10,000 per month and the consultant is eligible to receive the same discretionary bonuses of up to 350,000 shares (or warrants) and up to an additional $100,000 in discretionary cash bonuses.

NOTE 8: PRIVATE PLACEMENT

On July 10, 2012, the Company sold 1,347,201 shares of its Common Stock to various investors at $.45 per share subject to certain anti-dilution rights for a period of twenty four months. Due to the Company’s November 2012 offering at $.30 per share as described below, the Company issued an additional 673,598 shares pursuant to the aforementioned anti-dilution rights. The Company received gross proceeds of $606,240 before offering costs. Each investor received Fixed Price Warrants to purchase 50% of the number of shares of Common Stock purchased in the Offering. The Fixed Price Warrants are exercisable at any time from the date of issuance through July 10, 2017 at an exercise price of $.55. Each investor also received a Warrant to purchase 20% of the number of shares that were purchased in the Offering (the “Milestone Warrants”). The Milestone Warrants were automatically exercised without any additional consideration to be paid since the Company reported audited gross revenues of less than $5,000,000 for the period July 1, 2012 through June 30, 2013. In August 2013, the Company issued an aggregate of 258,327 shares of Common Stock pursuant to the Milestone Warrants. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2013, the Company issued 528,000 shares of Common Stock automatically upon the conversion of outstanding shares of Preferred Stock. Exemption from registration was claimed under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer without any compensation being paid.

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

On March 31, 2014, the Company entered into a common stock purchase agreement with Aspire Capital Fund LLC as described in Note 15. On that date, Aspire Capital agreed to pay $500,000 to the Company for an initial purchase of 1,000,000 restricted shares of the Company’s Common Stock. These 1,000,000 restricted shares, plus a commitment fee of an additional 1,000,000 shares, for a total of 2,000,000 shares were issued in April 2014 to Aspire Capital.

NOTE 9: SEGMENT INFORMATION

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

While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two operating segments: (i) Ace Marketing and Promotions, Inc. captures Branding & Branded Merchandise (ii) Mobiquity Networks represent our Mobile Marketing.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Quarter Ended March 31, 2014
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$546,054	80,500	$626,554
Operating (loss), before interest amortization, depreciation and taxes	(1,417,237)	(842,587)	(2,259,824)
Interest income	51	–	51
Interest (expense)	(10,129)	–	(10,129)
Depreciation and amortization	(25,555)	(55,306)	(80,861)
Net Loss	(1,452,870)	(897,893)	(2,350,763)
Assets at March 31, 2014	3,274,192	635,338	3,909,530

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
$436,000

Rent and real estate tax expense was approximately $292,700 and $190,500 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 12: ACQUISITION OF CERTAIN ASSETS OF FUTURLINK

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

Termination of Committed Equity Facility Agreement and Registration Rights Agreement

In March 2014, the Company and TCA agreed to terminate the Committed Equity Facility Agreement and Registration Rights Agreement with no further obligations to each other. A total of 8,000 shares were sold pursuant to the Facility Agreement. On April 22, 2014, the Company removed from registration the unsold 4,992,000 shares of Common Stock.

NOTE 14: COMMON STOCK PURCHASE AGREEMENT

On March 31, 2014, we entered into a common stock purchase agreement (referred to herein as the “Purchase Agreement”), with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to herein as “Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our shares of common stock over the approximately 24-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 1,000,000 shares of our common stock as a commitment fee (referred to in herein as the “Commitment Shares”). Upon execution of the Purchase Agreement, we sold to Aspire Capital 1,000,000 shares of common stock (referred to herein as the “Initial Purchase Shares”). Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital (referred to herein as the “Registration Rights Agreement”), in which we agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, or the Securities Act, the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

Pursuant to the Purchase Agreement and the Registration Rights Agreement, we were obligated to register 15,000,000 shares of our Common Stock under the Securities Act, which includes the Commitment Shares and Initial Purchase Shares that have already been issued to Aspire Capital and an additional 13,000,000 shares of Common Stock which we may issue to Aspire Capital after the registration statement is declared effective under the Securities Act. Said Registration Statement was declared effective by the SEC on April 28, 2014. See “Note 16” below.

Since April 28, 2014, the effective date of our Registration Statement, on any trading day on which the closing sale price of our Common Stock exceeds $0.16, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 200,000 shares of our Common Stock per trading day, provided that the aggregate price of such purchase shall not exceed $250,000 per trading day, up to $15.0 million of our Common Stock in the aggregate at a per share price (the “Purchase Price”) calculated by reference to the prevailing market price of our Common Stock (as more specifically described below).

In addition, on any date on which we submit a Purchase Notice for 200,000 shares to Aspire Capital and the closing sale price of our stock is equal to or greater than $0.50 per share of Common Stock , we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the OTCQB on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine (the “VWAP Purchase Share Volume Maximum”) and a minimum trading price (the “VWAP Minimum Price Threshold”) (as more specifically described below). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) is calculated by reference to the prevailing market price of our common stock (as more specifically described below).

The Purchase Agreement provides that the Company and Aspire Capital shall not affect any sales under the Purchase Agreement on any purchase date where the closing sale price of our common stock is less than $0.16 per share (the “Floor Price”). This Floor Price and the respective prices and share numbers in the preceding paragraphs shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of any sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our discretion, without any penalty or cost to us.

NOTE 15: SUBSEQUENT EVENTS

In August 2011, the Company entered into an agreement with a consultant in which the Company issued 66,000 shares of its then restricted Common Stock to the consultant in exchange for $40,000 of technology services. Since August 2011 and prior to the consultant’s owner joining the Company as an employee, the consultant performed additional services and the parties have agreed that 34,000 shares of the Company’s Common Stock is payable to the consultant in the second quarter of 2014.

As described in Note 15 above, the Company entered into a common stock purchase agreement with Aspire Capital. Pursuant to a registration rights agreement, the Company filed a Form S-1 Registration Statement to register the resale of up to 15,000,000 shares of the Company’s Common Stock issuable under the common stock purchase agreement, including the 2,000,000 shares of Common Stock issued under said agreement for the Initial Purchase Shares and the Commitment Shares. See “Note 8.” The Registration Statement was declared effective by the Securities and Exchange Commission on April 28, 2014.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q for appropriate accounting and disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2013 which includes our audited financial statements for the year ended December 31, 2013 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

Company Overview

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

Plan of Operation

The Company has evolved from an integrated marketing company to an advertising technology company. Through an increase in both physical and human resources, the Company believes it has built an infrastructure that Management believes is ready to achieve significant revenues through the deployment of its Mobi-Units, Mobi-Beacons and Mobi-Tags as described in “Business.” In this respect, our mall network has expanded to 100 malls and we have increased our employment base and technical staff to 27 employees. In 2013, we upgraded our technology through the improvements offered by Bluetooth 4.0 LE in our Mobi-beacons. The Company is seeking to realize on the advertising revenue potential of its mall network footprint and in order to concentrate on these sales opportunities, the Company has temporarily postponed the rollout of its mall-offers platform described in prior Exchange Act filings. In 2013, the Company also restructured itself into two operating divisions, namely Ace Marketing and Mobiquity Networks. In 2013, the Company acquired its licensed technology from FuturLink, a transaction at a cost of approximately $160,000 which should substantially reduce the cost of our Mob-Units as they are deployed in malls and other retail locations. Management believes that the foregoing measures should lead to additional sales and increase shareholder value, although no assurances can be given in this regard.

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

	Three Months Ended March 31
	2014	2013
Revenue	$626,572	$619,725
Cost of Revenues	$505,900	$456,006
Gross Profit	$120,672	$163,719
Selling, General and Administrative Expenses	$2,461,357	$1,354,160
(Loss) from Operations	$(2,340,685)	$(1,190,441)

We generated revenues of $626,572 in the first quarter of 2014 compared to $619,725 in the same three month period ending March 31, 2013. The minimal change in revenues of $6,847 in 2014 compared to 2013 was due to the increased efforts of our sales force in readying our mobiquity activities. In the balance of 2014, we anticipate our revenues to increase in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and more advertisers utilizing our mall network.

Cost of revenues was $505,900 or 80.7% of revenues in the first quarter of 2014 compared to $456,006 or 73.6% of revenues in the same three months of 2013. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $49,894 in 2013 is related to volume and product mix of the products our customers purchased.

Gross profit was $120,672 in the first quarter of 2014 or 19.3% of net revenues compared to $163,719 in the same three months of 2013 or 26.4% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. At the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $2,461,357 in the first quarter of 2014 compared to $1,354,160 in the same three months of 2013, an increase of approximately 1,107,000. Such operating costs include payroll and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. The majority of the increase in operating expenses pertains to the non-cash issuance of stock based compensation of $1,091,052.

The first quarter 2014 loss from operations was $(2,340,685) as compared to $(1,190,441) for the comparable period of the prior year, an increased loss of $1,150,244. The increase in operating losses is attributable to the non-cash issuance of stock based compensation.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services and Venn Media services by our clients.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,503,087 at March 31, 2014. Cash used in operating activities for the three months ended March 31, 2014 was $1,254,272. This resulted primarily from a net loss of $2,350,763, offset by stock based compensation of $1,091,052 a decrease in accounts receivable of $98,430 and an increase in prepaid expenses and other assets of $7,622 and an increase of accounts payable and accrued expenses of $16,199. The Company had an increase in investing activities of $7,430 with the purchase of equipment. Net cash was provided by financing activities of $2,023,800 from the sale of the Company’s Common Stock for the quarter ended March 31, 2014.

The Company had cash and cash equivalents of $746,291 at March 31, 2013. Cash used in operating activities for the three months ended March 31, 2013 was $1,049,807. This resulted primarily from a net loss of $1,226,219, offset by stock based compensation of $132,180 a decrease in accounts receivable of $140,758 and an increase in prepaid expenses and other assets of $90,337 and an increase of accounts payable and accrued expenses of $87,540. The Company had an increase in investing activities of $5,000 with the purchase of equipment. Net cash was provided by financing activities of $1,438,500 from the sale of the Company’s Common Stock for the quarter ended March 31, 2013.

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

On March 31, 2014, the Company raised gross proceeds of $500,000 from the sale of 1,000,000 shares of its restricted Common Stock pursuant to a Purchase Agreement with Aspire Capital. The Company also issued a commitment fee of 1,000,000 shares in connection with the Purchase Agreement.

Entry into an Agreement with Aspire Capital

On March 31, 2014, we entered into a common stock purchase agreement (referred to herein as the “Purchase Agreement”), with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to herein as “Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our shares of common stock over the approximately 24-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 1,000,000 shares of our common stock as a commitment fee (referred to in herein as the “Commitment Shares”). Upon execution of the Purchase Agreement, we sold to Aspire Capital 1,000,000 shares of common stock (referred to herein as the “Initial Purchase Shares”). Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital (referred to herein as the “Registration Rights Agreement”), in which we agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, or the Securities Act, the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

Pursuant to the Purchase Agreement and the Registration Rights Agreement, we were obligated to register 15,000,000 shares of our Common Stock under the Securities Act, which includes the Commitment Shares and Initial Purchase Shares that have already been issued to Aspire Capital and an additional 13,000,000 shares of Common Stock which we may issue to Aspire Capital after the registration statement is declared effective under the Securities Act. Said Registration Statement was declared effective by the SEC on April 28, 2014. See Note 15.

Since April 28, 2014, the effective date of our Registration Statement, on any trading day on which the closing sale price of our Common Stock exceeds $0.16, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 200,000 shares of our Common Stock per trading day, provided that the aggregate price of such purchase shall not exceed $250,000 per trading day, up to $15.0 million of our Common Stock in the aggregate at a per share price (the “Purchase Price”) calculated by reference to the prevailing market price of our Common Stock (as more specifically described below).

In addition, on any date on which we submit a Purchase Notice for 200,000 shares to Aspire Capital and the closing sale price of our stock is equal to or greater than $0.50 per share of Common Stock , we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the OTCQB on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine (the “VWAP Purchase Share Volume Maximum”) and a minimum trading price (the “VWAP Minimum Price Threshold”) (as more specifically described below). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) is calculated by reference to the prevailing market price of our common stock (as more specifically described below).

The Purchase Agreement provides that the Company and Aspire Capital shall not affect any sales under the Purchase Agreement on any purchase date where the closing sale price of our common stock is less than $0.16 per share (the “Floor Price”). This Floor Price and the respective prices and share numbers in the preceding paragraphs shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of any sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our discretion, without any penalty or cost to us.

Entry into a Secured Promissory Note

In June 2012, the Company issued a convertible promissory note in the principal amount of $350,000 to TCA Global Credit Master Fund, an institutional lender, secured by all of the assets of the Company. In December 2012, Thomas Arnost, a director of Mobiquity, purchased from TCA Global Credit Master Fund, the Company’s outstanding convertible promissory note in the amount of $350,000. Subsequently, Mr. Arnost and the Company agreed to fix the conversion price of the note at $.30 per share, extend the due date of the Note to June 12, 2014, subject to Mr. Arnost’s right to call the note at any time in his sole discretion, and increase the interest rate to 15% per annum. The Company has the right to prepay the note, subject to Mr. Arnost’s right of conversion.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) From January 1, 2014 through March 31, 2014, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – March 2014	Common Stock and Class BB Warrants	7,201,000 shares and 3,600,500 warrants	$2,160,300; no cash compensation was paid.	Rule 506	Warrants exercisable at $.50 per share through December 15, 2017
February 2014	Common Stock	350,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable
March 2014	Common Stock Warrants	700,000 shares (2)	Services rendered; no commissions paid	Section 4(2)	Not applicable
March 2014	Common Stock	2,000,000 shares (1)	$500,000; no commissions paid	Section 4(2)	Not applicable

(1)	The Company entered into a Common Stock Purchase Agreement with Aspire Capital. The Company received $500,000 at $.50 per share as an initial purchase of shares pursuant to said agreement. An additional 1,000,000 shares were issued as a commitment fee. Said 2,000,000 shares were initially issued as restricted shares but were subsequently registered for resale pursuant to a Registration Statement effective April 28, 2014.
(2)	Does not include 150,000 shares of restricted Common Stock earned pursuant to the consulting agreement, but issuable on April 1, 2014 in exchange for services rendered.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended March 31, 2014, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the Company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the Company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (15)
21.1	Subsidiaries of the Issuer (15)
31.1	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification *
31.2	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification *
31.3	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification *
32.1	Co-Principal Executive Officer Section 1350 Certification *
32.2	Co-Principal Executive Officer Section 1350 Certification *
32.3	Principal Financial Officer Section 1350 Certification *
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)

99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)
____	________________
*	Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11) (12) (13) (14) (15)

Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.

Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.

(16) (17) (18)	Incorporated by reference to Form 8-K filed June 6, 2013. Incorporated by reference to Form 8-K filed September 11, 2013. Incorporated by reference to Form 8-K filed April 1, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: May 15, 2014	By: /s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: May 15, 2014	By: /s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: May 15, 2014	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

