Form 10-Q
period 2014-06-30
Mobiquity Technologies, Inc.
filed 2014-08-14
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Yes ☐  No ☒

As of August 1, 2014, the registrant had a total of 63,788,484 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

 MOBIQUITY

 TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$1,730,903	$1,740,989
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000 as of 2014 and 2013, respectively	372,025	433,856
Inventory	205,213	109,073
Prepaid expenses and other current assets	136,153	141,921
Total Current Assets	2,444,294	2,425,839

Property and equipment, net of accumulated depreciation of $715,035 and $597,396 as of June 30, 2014 and December 31, respectively	366,740	466,772

Intangible assets, net of accumulated amortization of $198,936 and $153,416 as of 2014 and 2013, respectively	256,264	301,784

Other Assets	34,157	34,109
Total Assets	$3,101,455	$3,228,504

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$513,302	$485,401
Accrued expenses	124,718	177,943
Convertible promissory note	322,000	322,000
Total Current Liabilities	960,020	985,344

Commitments and Contingencies	–	–

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2014 and December 31, 2013 respectively	–	–
Common stock, $.0001 par value; 200,000,000 and 100,000,000 shares authorized; 61,788,484 and 52,402,247 shares issued and outstanding at 2014 and 2013, respectively	6,179	5,240
Additional paid-in capital	25,938,975	21,948,920
Stock subscription receivable		(175,000)
Accumulated other comprehensive income (loss)	110	1,268
Accumulated deficit	(23,772,328)	(19,505,767)
	2,172,936	2,274,661
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	2,141,435	2,243,160
Total Liabilities and Stockholders' Equity	$3,101,455	$3,228,504

See notes to condensed consolidated financial statements.

 MOBIQUITY

 TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Unaudited		Unaudited
	2014	2013	2014	2013

Revenues, net	928,530	$975,368	1,559,351	$1,595,093
Cost of Revenues	743,496	636,622	1,249,378	1,211,388
Gross Profit	185,034	338,746	309,973	383,705

Operating Expenses:
Selling, general and administrative expenses	2,090,199	2,026,558	4,553,137	3,261,959
Total Operating Expenses	2,090,199	2,026,558	4,553,137	3,261,959

Loss from Operations	(1,905,165)	(1,687,812)	(4,243,164)	(2,878,254)

Other Income (Expense):
Interest expense	(13,361)	(25,100)	(23,490)	(60,984)
Interest income	42	61	93	168
Total Other Income (Expense)	(13,319)	(25,039)	(23,397)	(60,816)

Net Loss	(1,918,484)	$(1,712,851)	(4,266,561)	$(2,939,070)

Other Comprehensive Income (Loss)	4,832	–	(1,158)	–

Net Comprehensive Loss	$(1,913,652)	$(1,712,851)	$(4,267,719)	$(2,939,070)

Net Loss Per Common Share:
Basic	$(0.03)	$(0.04)	$(0.08)	$(0.08)

Weighted Average Common Shares Outstanding:
Basic	60,601,623	38,920,992	56,029,260	37,504,483

See notes to condensed consolidated financial statements.

 MOBIQUITY

 TECHNOLOGIES, INC.

Statement of Stockholders' Equity

Year Ended December 31, 2013 and Six Months Ended June 30, 2014

	Total Stockholders	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive Income		Treasury Stock
	Equity	Shares	Amount	Shares	Amount	Capital	Subscription	(Loss)	(Deficit)	Shares	Amount
Balance, at December 31, 2012	$1,038,984	220,000	$22	30,252,938	$3,025	$14,485,740	–	–	$(13,418,302)	23,334	$(31,501)
Stock Purchase	5,562,816	–	–	19,125,006	1,913	5,735,903	(175,000)	–	–	–	–
Offering costs	(182,184)	–	–	–	–	(182,184)	–	–	–	–	–
Stock Grant	1,048,091	–	–	2,402,969	240	1,047,851	–	–	–	–	–
Stock Purchase Preferred	–	–	–	–	–	–	–	–	–	–	–
Conversion of Preferred Stock	–	(220,000)	(22)	528,000	53	(31)	–	–	–	–	–
Option Grant	716,983	–	–	–	–	716,983	–	–	–	–	–
Conversion of debt	28,000	–	–	93,334	9	27,991	–	–	–	–	–
Beneficial Conversion Feature	116,667	–	–	–	–	116,667	–	–	–	–	–
Closing Costs on equity issuance	–	–	–	–	–	–	–	–	–	–	–
Net Loss	(6,086,197)	–	–	–	–	–	–	$1,268	$(6,087,465)	–	–
Balance, at December 31, 2013	$2,243,160	–	$–	52,402,247	$5,240	$21,948,920	$(175,000)	$1,268	$(19,505,767)	23,334	$(31,501)
Stock Purchase	2,735,300	–	–	7,867,668	787	2,559,513	175,000	–	–	–	–
Offering costs	(211,500)	–	–	–	–	(211,500)	–	–	–	–	–
Stock Grant	204,574	–	–	1,319,000	132	204,442	–	–	–	–	–
Option Grant	949,843	–	–	–	–	949,843	–	–	–	–	–
Warrant Exercise	–	–	–	49,569	5	(5)	–	–	–	–	–
Stock Compensation	166,174	–	–	150,000	15	166,159	–	–	–	–	–
Warrant Grant	321,603	–	–	–	–	321,603	–	–	–	–	–
Net Loss (unaudited)	(4,267,719)	–	–	–	–	–	–	(1,158)	(4,266,561)	–	–
Balance, at June 30, 2014	$2,141,435	–	$–	61,788,484	$6,179	$25,938,975	$–	$110	$(23,772,328)	23,334	$(31,501)

See notes to condensed consolidated financial statements.

 MOBIQUITY

 TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30,	2014	2013
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	$(4,267,719)	$(2,939,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,159	134,607
Stock-based compensation	1,642,194	1,051,642
Amortization of deferred financing costs	–	28,159
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	61,831	56,755
Inventory	(96,140)
Prepaid expenses and other assets	5,720	(160,510)
Increase (decrease) in operating liabilities:
Accounts payable	27,901	(33,488)
Accrued expenses	(53,225)
Total adjustments	1,751,440	1,077,165
Net Cash Used in Operating Activities	(2,516,279)	(1,861,905)

Cash Flows from Investing Activities:
Purchase of property and equipment	(17,607)	(11,290)
Acquisition of intellectual property	–
Net Cash Used in Investing Activities	(17,607)	(11,290)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	2,523,800	3,820,499
Net Cash Provided by Financing Activities	2,523,800	3,820,499

Net Increase (Decrease) in Cash and Cash Equivalents	(10,086)	1,947,304
Cash and Cash Equivalents, beginning of period	1,740,989	362,598
Cash and Cash Equivalents, end of period	$1,730,903	$2,309,902

Supplemental Disclosure Information:
Cash paid for interest	$10,129	$32,826
Cash paid for taxes	$–	$–

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND SIX MONTHS ENDED JUNE, 2014 AND 2013

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

On September 10, 2013, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. (the "Company" or "Mobiquity").

Mobiquity Technologies, Inc. is an advertising technology (Ad Tech) company focusing on connecting Fans (consumers) and Brands through a single platform utilizing real-time location based solutions to deliver contextually relevant data, messaging and content.. Mobiquity leverages leading edge mobile technologies including Bluetooth (Push & Beacon BLE), Wi-Fi, NFC (Near Field Communications) and QR (Quick Response) code and employs propriety devices through retail environments to build physical networks. Assets are managed in a single platform creating a new class of consumer engagement and data intelligence.

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

The Network

Through our various agreements with mall developers and strategic partners, we currently have deployed physical devices throughout 100 of the top shopping malls across the United States and we have a planned expansion of up to an additional 165 malls over the next several months . These devices work together to create our NETWORK, which provides advertisers the opportunity to reach millions of mall visitors per month with mobile content and offers when they are most receptive to advertising messages. We are also planning to expand our network into other venues, such as; stadiums, arenas, colleges, airports and retail chains to name a few.

The highlights of our network include the following:

•	100 shopping malls (expanding to approximately 265);
•	Represents approximately 120 million monthly shopping visits (expanding to over 200 million visits);
•	Provides access to affluent, highly-sought-after demographic; and
•	National coverage – Top 10+ DMA’s throughout the country, such as but not limited to; New York, Los Angeles and Chicago.

Our location-based mobile marketing network is designed to reach on-the-go shoppers via their mobile devices. We offer extremely targeted messaging and content engineered to engage and influence shoppers as they move about the mall environment. Mobiquity’s Mobi-Units and Mobi-Beacons are strategically placed throughout the shopping malls common area, near entrances, anchor stores, escalators and other high traffic and high dwell time areas. Mobiquity’s Mobi-Unit and Mobi-Beacon placement takes advantage of the opportunity to provide a reminder to consumers just before making a purchase decision. These devicesgenerate high awareness and brand recognition at the right time and place.

NOTE 2: SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiaries, Mobiquity Networks, Inc., Ace Marketing, Inc., (which has had its name changed to Ace Marketing & Promotions, Inc.) and Mobiquity Wireless S.L.U.). All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and footnotes thereto are unaudited.

The Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2014 and 2013 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2014, results of operations for the three months and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2014 and 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of June 30, 2014 and 2013, because of the relatively short-term maturity of these instruments and their market interest rates.

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

INVENTORY - Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer’s frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There has been no reserves placed on inventory, based on this arrangement.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the three months ended June 30, 2014 and 2013 there were advertising costs of $0 and $2,740, respectively. In the six months ended June 30, 2014 and 2013, there were advertising costs of $288 and $3,340, respectively.

ACCOUNTING FOR STOCK BASED COMPENSATION - Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options for which vesting requirements will not be completed (“forfeitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations.

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

No significant realized exchange gains or losses were recorded since March 7, 2013 (date of acquisition of subsidiary) to June 30, 2014.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however management believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

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

NOTE 3: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 33,304,000 and 28,367,000 because they are anti-dilutive as a result of a net loss for the three months ended June 30, 2014 and 2013, respectively.

NOTE 4: CONVERTIBLE PROMISSORY NOTE

On June 12, 2012, the Company closed on a security agreement (the “Security Agreement”) with TCA related to a $350,000 convertible promissory note issued by the Company in favor of TCA (the “Convertible Note”). The maturity date of the Convertible Note was December 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note was convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty. The Security Agreement granted to TCA a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired. The Company’s wholly-owned subsidiary, Mobiquity Networks, Inc., also entered into a similar Security Agreement and Guaranty Agreement. On December 12, 2013, TCA sold its entire interest in the Company’s $350,000 secured promissory note to Thomas Arnost, a director of the Company, at face value. Mr. Arnost entered into an amendment to the note to extend the maturity date of the note to June 12, 2014, subject to his right to declare the note due and payable at any time in his sole discretion. Also, the interest rate was raised from 12% per annum to 15% per annum with interest payable monthly and the conversion price of the shares issuable upon conversion of the note was fixed at $.30 per share. The due date of the note was further extended to December 12, 2014 and is convertible at the sole discretion of the noteholder. The noteholder immediately converted $28,000 into 93,334 shares of common stock in December 2013. The principal balance on the note is $322,000 as of June 30, 2014.

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

The Company's results for the three month periods ended June 30, 2014 and 2013 include employee share-based compensation expense totaling approximately $551,000 and $946,000, respectively. The Company's results for the six month periods ended June 30, 2014 and 2013 include employee share-based compensation expense totaling approximately $1,642,000 and $1,052,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Employee stock-based compensation - option grants	$14,791	$93,769	$29,582	$123,321
Employee stock-based compensation - stock grants
Non-Employee stock-based compensation - option grants	214,748	199,393	920,261	229,600
Non-Employee stock-based compensation - stock grants	321,603	616,872	370,748	625,497
Non-Employee stock-based compensation-stock warrant		35,428	321,603	73,224
Total	$551,142	$945,642	$1,642,194	$1,051,642

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

The weighted average assumptions made in calculating the fair values of options granted during the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Expected volatility	0.00%	136.44%	21.30%	119.24%
Expected dividend yield		–		–
Risk-free interest rate	0.00%	.97%	2.81%	1.10%
Expected term (in years)	0.0	5	10	5.67

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2014	7,045,000	.63	2.57	$314,750
Granted	3,785,000	.41	9.57	390,000
Exercised	–
Cancelled & Expired	(100,000)	.90

Outstanding, June 30, 2014	10,730,000	.53	6.02	$614,150

Options exercisable, June 30, 2014	10,500,832	.54	6.06	$614,150

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2014 and 2013 was $0.41 and $0.38, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.43 closing price of the Company's common stock on June 30, 2014.

As of June 30, 2014, the fair value of unamortized compensation cost related to unvested stock option awards was $54,239.

 The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Expected volatility	156.68%	129.12%	156.68%	57.81%
Expected dividend yield		–		–
Risk-free interest rate	1.69%	.71%	1.69%	.74%
Expected term (in years)	5	5	5	4.29

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2014	19,640,375	$.55	1.56	$–
Granted	4,433,839	$.51	3.77	–
Exercised	(125,000)
Expired	(1,375,000)
Outstanding, June 30, 2014	22,574,214	$.55	2.80	143,500

Warrants exercisable, June 30, 2014	22,074,214	$.55	2.76	$143,500

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

On April 30, 2014, the Company entered into an agreement with a financial and business advisor to assist the Company in developing relationships with potential strategic business partners and to provide advice with respect to capital raising and other transactions. Pursuant to this agreement, the Company issued five-year warrants to purchase 1,000,000 shares of Common Stock which were fully vested no later than May 30, 2014. In the event the consultant introduces a strategic business partner, then a 1% finder’s fee will be paid to consultant in the same form of consideration as that received by the Company.

In August 2011, the Company entered into an agreement with a consultant in which the Company issued 66,000 shares of its then restricted Common Stock to the consultant in exchange for $40,000 of technology services. The Company approved issuing an additional 34,000 shares to the consultant in the second quarter of 2014 for work previously completed.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Quarter Ended June 30, 2014
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$893,030	35,500	$928,530
Operating (loss), before interest amortization, depreciation and taxes	(1,004,559)	(818,310)	(1,822,869)
Interest income	42	–	42
Interest (expense)	(13,361)	–	(13,361)
Depreciation and amortization	(26,109)	(56,187)	(82,296)
Net Loss	(1,043,987)	(874,497)	(1,918,484)
Assets at June 30, 2014	2,417,950	683,505	3,101,455

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

In July of 2014, the Company acquired additional rental space on a month to month basis to provide working space for the Mobiquity segment of the Company. The additional space is located in the current office building as the executive offices, located at 600 Old Country Road in Garden City New York.

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
$436,000

Rent and real estate tax expense was approximately $299,900 and $202,400 for the three months ended June 30, 2014 and 2013, respectively. Rent and real estate tax expense was approximately $592,600 and $392,900 for the six months ended June 30, 2014 and 2013, respectively.

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

As further consideration for TCA entering into and structuring the Equity Facility, the Company shall pay to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of one hundred thousand dollars ($100,000) (the “Facility Fee Shares”). In the event the value of the Facility Fee Shares issued to TCA does not equal $100,000 after a ninth month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued. In June 2012, the Company issued 196,078 shares of common stock as the initial Facility Fee Shares. In March 2013, TCA notified the Company that the facility fee of $100,000 needed to be paid in additional shares or cash. In this respect, the 196,078 shares of Common Stock previously advance by the Company to TCA toward the facility fee were sold by TCA and it realized net proceeds of approximately $48,000. In March 2013, the Company elected to pay the remaining facility fee in cash.

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

NOTE 15: SUBSEQUENT EVENTS

In July 2014, the Company sold 2,000,000 shares of its Common Stock and five-year warrants to purchase 1,000,000 shares of Common Stock, exercisable at $1.00 per share at an aggregate purchase price of $1,000,000. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended.

In July 2014, the Company commenced an offering pursuant to which the Company is offering to sell its convertible notes and warrants. The Company has raised $250,000 pursuant to this Offering which is ongoing as of the date of this form 10-Q.

The Company recently filed a form 8-k containing a joint press release. In such release Simon Property Group annouced the expansion of our agreement into additional malls.

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

Company Overview

Mobiquity Technologies, Inc. is an advertising technology (Ad Tech) company focusing on connecting Fans (consumers) and Brands through a single platform utilizing real-time location based solutions to deliver contextually relevant data, messaging and content.. Mobiquity leverages leading edge mobile technologies including Bluetooth (Push & Beacon BLE), Wi-Fi, NFC (Near Field Communications) and QR (Quick Response) code and employs propriety devices through retail environments to build physical networks. Assets are managed in a single platform creating a new class of consumer engagement and data intelligence.

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

Plan of Operation

The Company has evolved from an integrated marketing company to an advertising technology company. Through an increase in both physical and human resources, the Company believes it has built an infrastructure that Management believes is ready to achieve significant revenues through the deployment of its Mobi-Units and Mobi-Beacons as described in “Business.” In this respect, our mall network is expanding from 100 malls to approximately 265 and we have increased our employment base and technical staff to 27 employees. In 2013, we upgraded our technology through the improvements offered by Bluetooth 4.0 LE in our Mobi-beacons. The Company has restructured itself into two operating divisions, namely Ace Marketing and Mobiquity Networks. In 2013, the Company acquired its licensed technology from FuturLink, a transaction at a cost of approximately $160,000 which should substantially reduce the cost of our Mob-Units as they are deployed in malls and other retail locations. Management believes that the foregoing measures should lead to additional sales and increase shareholder value, although no assurances can be given in this regard.

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

	Three Months Ended June 30
	2014	2013
Revenue	$928,530	$975,368
Cost of Revenues	$743,496	$636,622
Gross Profit	$185,034	$338,746
Selling, General and Administrative Expenses	$2,090,199	$2,026,558
(Loss) from Operations	$(1,905,165)	$(1,687,812)

We generated revenues of $928,530 in the second quarter of 2014 compared to $975,368 in the same three month period ending June 30, 2013. Reduced revenues of $46,838 in 2014 compared to 2013 was due to our increased efforts of our sales and marketing forces in readying our Mobiquity activities. In the balance of 2014, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons an the expectation of more advertisers utilizing our mall network.

Cost of revenues was $743,496 or 80.0% of revenues in the second quarter of 2014 compared to $636,662 or 65.3% of revenues in the same three months of 2013. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $106,874 in 2014 is related to volume and product mix of the products our customers purchased.

Gross profit was $185,034 in the second quarter of 2014 or 20.0% of net revenues compared to $338,746 in the same three months of 2013 or 34.7% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. At the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $2,090,199 in the second quarter of 2014 compared to $2,026,558 in the same three months of 2013, an increase of approximately 63,600. Such operating costs include payroll and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. The majority of the increase in operating expenses pertains to the non-cash issuance of stock based compensation of $551,142.

The second quarter 2014 loss from operations was $(1,905,165) as compared to $(1,687,812) for the comparable period of the prior year, an increased loss of $217,353. The increase in operating loss is attributable to the focused effort in creating the infrastructure required to move forward with the mall network, and the hiring of additional Company personnel to provide information technology support, sales and office employees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services and Venn Media services by our clients.

	Six Months Ended June 30
	2014	2013
Revenue	$1,559,351	$1,595,093
Cost of Revenues	$1,249,378	$1,211,388
Gross Profit	$309,973	$383,705
Selling, General and Administrative Expenses	$4,553,137	$3,261,959
(Loss) from Operations	$(4,243,164)	$(2,878,254)

We generated revenues of $1,559,351 in the first six months of 2014 compared to $1,595,093 in the same six month period ending June 30, 2013. Reduced revenues of $35,742 in 2014 compared to 2013 was due to our increased efforts of promoting our Mobiquity Networks technology division. In the balance of 2014, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the expectation that more advertisers will be utilizing our mall network.

Cost of revenues was $1,249,378 or 80.0% of revenues in the first six months of 2014 compared to $1,211,388 or 76.0% of revenues in the same six months of 2013. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $37,990 in 2014 is related to volume and product mix of the products our customers purchased.

Gross profit was $309,973 in the first six months of 2014 or 20.0% of net revenues compared to $338,705 in the same six months of 2013 or 24.0% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. Due to the expansion efforts and infrastructure requirements, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $4,553,137 in the first six months of 2014 compared to $3,261,959 in the same six months of 2013, an increase of approximately 1,291,000. Such operating costs include payroll, $315,965 and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. The majority of the increase in operating expenses pertains to the non-cash issuance of stock based compensation of $590,552, additional $199,702 in rent expense for our Mobiquity segment for additional malls located in the United Sataes.

The first six months of 2014 loss from operations was $(4,243,164) as compared to $(2,878,254) for the comparable period of the prior year, an increased loss of $1,364,910. The increase in operating losses is attributable to the non-cash issuance of stock based compensation, rents and additional hiring of staff to support the Mobiquity segment of our Company.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services and Venn Media services by our clients.

Liquidity and Capital Resources

 The Company had cash and cash equivalents of $1,730,903 at June 30, 2014. Cash used in operating activities for the six months ended June 30, 2014 was $2,516,279. This resulted primarily from a net loss of $4,267,719, offset by stock based compensation of $1,642,194,a decrease in accounts receivable of $61,831 and an increase in Inventory of $96,140, decrease in prepaid expenses and other assets of $5,720 and a increase of accounts payable and accrued expenses of $53,225. The Company had an increase in investing activities of $17,607 with the purchase of equipment. Cash flow from financing activities of $2,523,800 resulted from the proceeds from the issuance of the Company's Common Stock and Warrants to purchase additional shares of Common Stock.

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

Entry into a Secured Promissory Note

In June 2012, the Company issued a convertible promissory note in the principal amount of $350,000 to TCA Global Credit Master Fund, an institutional lender, secured by all of the assets of the Company. In December 2012, Thomas Arnost, a director of Mobiquity, purchased from TCA Global Credit Master Fund, the Company’s outstanding convertible promissory note in the amount of $350,000. Subsequently, Mr. Arnost and the Company agreed to fix the conversion price of the note at $.30 per share, extend the due date of the Note to December 12, 2014, subject to Mr. Arnost’s right to call the note at any time in his sole discretion, and increase the interest rate to 15% per annum. The Company has the right to prepay the note, subject to Mr. Arnost’s right of conversion.

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

ITEM 2.  CHANGES IN SECURITIES.

(a) From January 1, 2014 through June 30, 2014, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – March 2014	Common Stock and Class BB Warrants	7,201,000 shares and 3,600,500 warrants	$2,160,300; no cash compensation was paid.	Rule 506	Warrants exercisable at $.50 per share through December 15, 2017
February 2014	Common Stock	350,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable
March 2014	Common Stock Warrants	700,000 shares (2)	Services rendered; no commissions paid	Section 4(2)	Not applicable
March 2014	Common Stock	2,000,000 shares (1)	$500,000; no commissions paid	Section 4(2)	Not applicable

April 2014	Common Stock Warrants	1,000,000 warrants	Services rendered	Section 4(2)	Five-year warrant exercisable at $.55 per share through April 2019

May 2014	Common Stock	34,000 shares	Services rendered, no commissions paid	Section 4(2)	Not applicable

(1)	The Company entered into a Common Stock Purchase Agreement with Aspire Capital. The Company received $500,000 at $.50 per share as an initial purchase of shares pursuant to said agreement. An additional 1,000,000 shares were issued as a commitment fee. Said 2,000,000 shares were initially issued as restricted shares but were subsequently registered for resale pursuant to a Registration Statement effective April 28, 2014.
(2)	Does not include 150,000 shares of restricted Common Stock earned pursuant to the consulting agreement, but issuable on April 1, 2014 in exchange for services rendered.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the six months ended June 30, 2014, there were no repurchases by the Company of its Common Stock.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: August 13, 2014	By: /s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: August 13, 2014	By: /s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: August 13, 2014	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

