Form 10-Q
period 2014-09-30
Mobiquity Technologies, Inc.
filed 2014-11-14
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Yes ☐  No ☒

As of November 7, 2014, the registrant had a total of 64,032,118 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	MOBIQUITY
	TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2014	2013
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$1,460,473	$1,740,989
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000 as of 2014 and 2013, respectively	361,939	433,856
Inventory	202,737	109,073
Prepaid expenses and other current assets	126,838	141,921
Total Current Assets	2,151,987	2,425,839

Property and equipment, net of accumulated depreciation of $772,977 and $597,396 as of September 30, 2014 and December 31, respectively	315,893	466,772

Intangible assets, net of accumulated amortization of $221,696 and $153,416 as of 2014 and 2013, respectively	233,504	301,784

Other Assets	34,030	34,109
Total Assets	$2,735,414	$3,228,504

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$539,237	$485,401
Accrued expenses	99,666	177,943
Convertible promissory note	322,000	322,000
Note Payable-Investors	253,083	–
Total Current Liabilities	1,213,986	985,344

Commitments and Contingencies	–	–

Stockholders' Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, and December 31, 2013 respectively 0 and 0 shares issued and outstanding at September 30, 2014	–	–
Common stock, $.0001 par value; 200,000,000 and 100,000,000 shares authorized; 63,805,451 and 52,402,247 shares issued and outstanding at 2014 and 2013, respectively	6,381	5,240
Additional paid-in capital	27,400,241	21,948,920
Stock subscription receivable	–	(175,000)
Accumulated other comprehensive income (loss)	(459)	1,268
Accumulated deficit	(25,853,234)	(19,505,767)
	1,552,929	2,274,661
Less: Treasury Stock, at cost, 23,334 shares	(31,501)	(31,501)
Total Stockholders' Equity	1,521,428	2,243,160
Total Liabilities and Stockholders' Equity	$2,735,414	$3,228,504

See notes to condensed consolidated financial statements.

			MOBIQUITY
			TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Unaudited		Unaudited
	2014	2013	2014	2013

Revenues, net	$714,044	$668,719	$2,273,395	$2,263,812
Cost of Revenues	610,119	441,061	1,859,497	1,652,449
Gross Profit	103,925	227,658	413,898	611,363

Operating Expenses:
Selling, general and administrative expenses	2,144,255	1,396,637	6,697,392	4,658,596
Total Operating Expenses	2,144,255	1,396,637	6,697,392	4,658,596

Loss from Operations	(2,040,330)	(1,168,979)	(6,283,494)	(4,047,233)

Other Income (Expense):
Interest expense	(40,621)	(24,602)	(64,111)	(85,586)
Interest income	45	53	138	221
Total Other Income (Expense)	(40,576)	(24,549)	(63,973)	(85,365)

Net Loss	$(2,080,906)	$(1,193,528)	(6,347,467)	$(4,132,598)

Other Comprehensive Income (Loss)	(569)	–	(1,727)	–

Net Comprehensive Loss	$(2,081,475)	$(1,193,528)	$(6,349,194)	$(4,132,598)

Net Loss Per Common Share:
Basic	$(0.03)	$(0.03)	$(0.11)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic	62,383,258	45,490,256	58,354,759	40,177,948

See notes to condensed consolidated financial statements.

								MOBIQUITY
Statement of Stockholders' Equity								TECHNOLOGIES, INC.
Year Ended December 31, 2013 and Nine Months Ended September 30, 2014

								Accumulated
								Other
	Total					Additional		Comprehensive
	Stockholders'	Preferred Stock		Common Stock		Paid-in	Stock	Income		Treasury Stock
	Equity	Shares	Amount	Shares	Amount	Capital	Subscription	(Loss)	(Deficit)	Shares	Amount
Balance, at December 31, 2012	$1,038,984	220,000	$22	30,252,938	$3,025	$14,485,740			$(13,418,302)	23,334	$(31,501)
Stock Purchase	5,562,816			19,125,006	1,913	5,735,903	(175,000)
Offering costs	(182,184)					(182,184)
Stock Grant	1,048,091			2,402,969	240	1,047,851
Stock Purchase Preferred	–			–	–	–
Conversion of Preferred Stock	–	(220,000)	(22)	528,000	53	(31)
Option Grant	716,983					716,983
Conversion of debt	28,000			93,334	9	27,991
Beneficial Conversion Feature	116,667					116,667
Closing Costs on equity issuance	–					–
Net Loss	(6,086,197)							$1,268	$(6,087,465)
Balance, at December 31, 2013	$2,243,160	$–	$–	52,402,247	$5,240	$21,948,920	$(175,000)	$1,268	$(19,505,767)	23,334	$(31,501)
Stock Purchase	3,735,300			9,884,635	989	3,559,311	175,000
Offering costs	(254,000)					(254,000)
Stock Grant	204,574			1,319,000	132	204,442
Option Grant	1,453,811					1,453,811
Warrant Exercise				49,569	5	(5)
Stock Compensation	166,174			150,000	15	166,159
Warrant Grant	321,603					321,603
Net Loss	(6,349,194)							(1,727)	(6,347,467)
Balance, at September 30, 2014	$1,521,428	–	$–	63,805,451	$6,381	$27,400,241	$–	$(459)	$(25,853,234)	23,334	$(31,501)

See notes to condensed consolidated financial statements.

	MOBIQUITY
	TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,	2014	2013
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	$(6,349,194)	$(4,132,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243,861	199,090
Stock-based compensation	2,146,162	1,383,638
Amortization of deferred financing costs	–	42,238
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	71,917	144,656
Inventory	(93,664)	–
Prepaid expenses and other assets	15,162	(347,152)
Increase (decrease) in operating liabilities:
Accounts payable	53,836	(110,833)
Accrued expenses	(78,277)	–
Total adjustments	2,358,997	1,311,637
Net Cash Used in Operating Activities	(3,990,197)	(2,820,961)

Cash Flows from Investing Activities:
Purchase of property and equipment	(24,702)	(24,358)
Acquisition of intellectual property	–	–
Net Cash Used in Investing Activities	(24,702)	(24,358)

Cash Flows from Financing Activities:
Proceeds from Loan	253,083	–
Proceeds from issuance of stock	3,481,300	4,006,500
Net Cash Provided by Financing Activities	3,734,383	4,006,500

Net Increase (Decrease) in Cash and Cash Equivalents	(280,516)	1,161,181
Cash and Cash Equivalents, beginning of period	1,740,989	362,598
Cash and Cash Equivalents, end of period	$1,460,473	$1,523,779

Supplemental Disclosure Information:
Cash paid for interest	$64,112	$43,348
Cash paid for taxes	$–	$–

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

Mobiquity Technologies, Inc., a New York corporation (the “Company”), operates a national location-based mobile advertising network comprised of a consumer-focused proximity network. The Company’s integrated suite of proprietary location based mobile advertising technologies allows clients to execute more personalized and contextually relevant experiences, driving brand awareness and incremental revenue. The Company has currently installed its location-based mobile advertising solutions in approximately 180 locations as of October 2014 and is currently expanding to 240 retail destinations across the U.S. to create "smart malls" using Bluetooth-enabled iBeacon compatible technology. The Company plans to expand outside the malls with additional synergistic venues that will allow for cross marketing opportunities in such venues as stadiums, arenas, additional college campuses, airports and retail chains.

The Company operates through its wholly-owned subsidiaries, Ace Marketing & Promotions, Inc. (“Ace Marketing”) and Mobiquity Networks, Inc. (“Mobiquity Networks”). Mobiquity Networks operates an office in Spain, which operates under a wholly-owned Spanish subsidiary. Ace Marketing is the Company’s legacy marketing and promotions business which provides integrated marketing services to commercial customers. While Ace Marketing currently represents substantially all of the Company’s revenue, the Company anticipates that activity from Ace Marketing will represent a diminishing portion of corporate revenue as the Company is presently focused principally on developing and executing on opportunities in its Mobiquity Networks business.

As used herein, the term “Common Stock” means the Company’s common stock, par value $0.0001 per share.

NOTE 2: SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company (formerly known as Ace Marketing & Promotions, Inc.), and its wholly owned subsidiaries, Mobiquity Networks, Ace Marketing and Mobiquity Wireless S.L.U. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and footnotes thereto are unaudited.

The Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2014 and 2013 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 have been prepared by the Company without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of Company management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2014, results of operations for the three months and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

The information contained in this report on Form 10-Q should be read in conjunction with our Form 10-K for the Company’s fiscal year ended December 31, 2013.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2014 and 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of September 30, 2014 and 2013, because of the relatively short-term maturity of these instruments and their market interest rates.

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

REVENUE RECOGNITION - Ace Marketing

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

Revenue Recognition – Mobiquity Networks

Mobiquity has three avenues of income with our beacon platform, Bluetooth Push and Wi-Fi. Revenue is realized with the signing of the contract. The customer signs for a specific campaign costing a specific amount billed before the campaign is put into action. Revenue is recognized the same way for the three avenues of income.

The first option to earn revenue with the beacon platform is for customers to do campaigns,  advertising on our platform, either directly through their app or through 3rd party apps. The second option to earn revenue is through a share on campaigns, a retailer would install our beacon SDK on their app, to which they would sell advertising on. Revenue they earn would be shared with Mobiquity. The third option would be though selling data.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the three months ended September 30, 2014 and 2013 there were advertising costs of zero and $500, respectively. In the nine months ended September 30, 2014 and 2013, there were advertising costs of $288 and $3,840, respectively.

ACCOUNTING FOR STOCK BASED COMPENSATION - Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Common Stock price over the expected term (“volatility”) and the number of options for which vesting requirements will not be completed (“forfeitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations.

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

No significant realized exchange gains or losses were recorded since March 7, 2013 (date of acquisition of subsidiary) to September 30, 2014.

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

In September 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

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

NOTE 3: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive Common Stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 37,304,000 and 23,179,000 because they are anti-dilutive as a result of a net loss for the three months ended September 30, 2014 and 2013, respectively.

NOTE 4: CONVERTIBLE PROMISSORY NOTE

In July 2014, the Company raised $250,000 in gross proceeds from the sale of convertible promissory notes in the principal amount of $250,000 with a maturity date of July 31, 2017. The noteholders also received Class CC Warrants to purchase 125,000 shares of common Stock, exercisable at $1.20 per share through July 31, 2017. The placement agent received $17,500 in cash, 25,000 shares of restricted Common Stock and five-year warrants to purchase 7,500 shares of Common Stock at an exercise price of $.60 per share. The notes bear interest at the rate of 6% per annum with semi-annual payments to be paid on January 31st and July 31st of each year with the first interest payment due on January 31, 2015. At the option of the noteholder, the principal and accrued interest thereon is convertible at the greater of $.50 per share or 85% of the average daily volume weighted average price of the Company’s Common Stock on the OTCQB during the 20 trading days immediately preceding the applicable interest date or conversion date. In the event the Company’s Common Stock has a closing sales price of at least $1.00 per share on the OTCQB for a period of at least 10 trading days with an average daily volume weighted average of at least 25,000 shares, then the Company’s promissory notes shall automatically converted into shares of the Company’s Common Stock at 85% of the average VWAP during the 20 trading days immediately preceding the conversion date.

On June 12, 2012, the Company closed on a security agreement (the “Security Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”) related to a $350,000 convertible promissory note issued by the Company in favor of TCA (the “Convertible Note”) (see Note 13). The maturity date of the Convertible Note was December 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note was convertible into shares of Common Stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty. The Security Agreement granted to TCA a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired. The Company’s wholly-owned subsidiary, Mobiquity Networks, Inc., also entered into a similar Security Agreement and Guaranty Agreement. On December 12, 2013, TCA sold its entire interest in the Company’s $350,000 secured promissory note to Thomas Arnost, a director of the Company, at face value. Mr. Arnost entered into an amendment to the note to extend the maturity date of the note to June 12, 2014, subject to his right to declare the note due and payable at any time in his sole discretion. Also, the interest rate was raised from 12% per annum to 15% per annum with interest payable monthly and the conversion price of the shares issuable upon conversion of the note was fixed at $.30 per share. The due date of the note was further extended to December 12, 2014 and is convertible at the sole discretion of the noteholder. The noteholder immediately converted $28,000 into 93,334 shares of Common Stock in December 2013. The principal balance on the note is $322,000 as of September 30, 2014 and December 31, 2013.

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

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards. The Company's results for the three month periods ended September 30, 2014 and 2013 include employee share-based compensation expense totaling approximately $504,000 and $332,000, respectively. The Company's results for the nine month periods ended September 30, 2014 and 2013 include employee share-based compensation expense totaling approximately $2,146,200 and $1,383,600, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee stock-based compensation - option grants	$430,466	$51,928	$1,343,803	$175,248
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	73,502	55,055	110,008	284,655
Non-Employee stock-based compensation - stock grants	–	186,904	370,748	812,401
Non-Employee stock-based compensation-stock warrant		38,110	321,603	111,334
Total	$503,968	$331,997	$2,146,162	$1,383,638

NOTE 6: STOCK OPTION PLAN

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "2005 Plan") for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On September 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 4,000,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the "2009 Plan"). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 10,000,000. (The 2005 and 2009 Plans are collectively referred to as the “Plans” and the Company has a combined 14,000,000 shares available for issuance under the Plans.)

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

The weighted average assumptions made in calculating the fair values of options granted during the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Expected volatility	78.68%	172.77%	46.67%	127.49%
Expected dividend yield		–		–
Risk-free interest rate	1.95%	.57%	2.43%	.78%
Expected term (in years)	6.25	5	8.34	5.57

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2014	7,045,000	.63	2.04	$314,750
Granted	6,785,000	.42	7.87	150,000
Exercised	–
Cancelled & Expired	(100,000)	.90

Outstanding, September 30, 2014	13,730,000	.52	5.83	$253,250

Options exercisable, September 30, 2014	12,063,332	.53	5.98	$253,250

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2014 and 2013 was $0.41 and $0.42, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of the Common Stock for the shares that had exercise prices, that were lower than the $0.35 closing price of the Common Stock on September 30, 2014.

As of September 30, 2014, the fair value of unamortized compensation cost related to unvested stock option awards was $492,363.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Expected volatility	0%	61.13%	138.35%	65.61%
Expected dividend yield		–		–
Risk-free interest rate	0%	.57%	1.49%	.78%
Expected term (in years)	0	2.03	4.42	4.13

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2014	19,640,375	$.55	2.32	$–
Granted	5,566,339	$.70	3.73	–
Exercised	(185,000)
Expired	(1,447,800)
Outstanding, September 30, 2014	23,573,914	$.59	2.65	47,500

Warrants exercisable, September 30, 2014	23,573,914	$.59	2.65	$47,500

NOTE 7: CONSULTING AGREEMENTS AND SHARE BASED COMPENSATION

For the year 2013, the Company issued an aggregate of 2,402,969 shares in connection with business advisory services, at a fair market value of $1,048,091.

In January 2013, the Company issued to consultants, warrants to purchase 600,000 shares exercisable at $.30 per share through January 2017. In September 2013, the Company issued to consultants, options to purchase 500,000 shares exercisable at $.30 per share through April 11, 2018.

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

The Company approved issuing 34,000 shares to a consultant in the second quarter of 2014 for technology services.

NOTE 8: PRIVATE PLACEMENT FINANCING

Since 1999, we have relied primarily on equity financings from outside investors to supplement our cash flow from operations. Since January 1, 2012, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

January 2012	$575,000	958,338 common shares and warrants to purchase 191,671 common shares; also issued 197,860 penalty shares for electing not to register resale of securities.
April 2012	270,000	Exercise of 900,000 warrants
April/May 2012	470,000	Issued preferred stock, which was subsequently converted into 1,361,333 shares and warrants to purchase 41,667 common shares
July 2012	606,240	Issued 2,020,799 common shares, 673,600 warrants and 258,333 additional common shares for failing to reach certain performance milestones.
November 2012	$301,000	Issued 1,003,334 common shares and warrants to purchase 501,667 shares.
2013	5,562,816 (1)	Issued 19,125,000 common shares and warrants to purchase 9,562,000 shares
January/February 2014	2,160,300	Issued 7,201,000 common shares and warrants to purchase 3,600,000 shares
March 2014	500,000	Issued 2,000,000 common shares.
July 2014	1,000,000	Issued 2,000,000 shares and warrants to purchase 1,000,000 shares
July 2014	250,000 (2)	Issued convertible note in the principal amount of $250,000 and warrants to purchase 125,000 shares

____________________

(1)	Three of our officers and directors purchase a total of $340,000 of securities sold in 2013/2014 private placements.
(2)	Convertible notes: bear interest at 6%, with semiannual interest payments on January 31 and July 31, commencing on January 31, 2015; maturing on July 31, 2017, unless redeemed. At the option of the note holder the principle and accrued interest is convertible at the greater of $0.50 per share or 85% of the variable weighted average price “VWAP”). In the event of the Company’s closing sales price of $1.00 per share on the OTCQB for at least 10 trading days with a VWAP of at least 25,000 shares, then the Notes shall automatically convert at 85% of the VWAP. Each warrant is exercisable at the option of the warrant holder at an exercise price of $1.20 per share through July 31, 2017.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Quarter Ended September 30, 2014
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$712,544	1,500	$714,044
Operating (loss), before interest amortization, depreciation and taxes	(891,940)	(1,067,634)	(1,959,574)
Interest income	45		45
Interest (expense)	(40,621)		(40,621)
Depreciation and amortization	(26,506)	(54,250)	(80,756)
Net Loss	(959,022)	(1,121,884)	(2,080,906)
Assets at September 30, 2014	2,041,210	694,204	2,735,414

All intersegment sales and expenses have been eliminated from the table above.

	Nine Months Ended September 30, 2014
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$2,155,895	117,500	$2,273,395
Operating (loss), before interest amortization, depreciation and taxes	(3,307,802)	(2,731,778)	(6,039,580)
Interest income	138		138
Interest (expense)	(64,111)		(64,111)
Depreciation and amortization	(78,170)	(165,744)	(243,914)
Net Loss	(3,449,945)	(2,897,522)	(6,347,467)
Assets at September 30, 2014	2,041,210	694,204	2,735,414

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

NOTE 11: FACILITIES

In February 2012, the Company entered into a lease agreement for new executive office space of approximately 4,200 square feet located at 600 Old Country Road, Suite 541, Garden City, NY 11530.   The lease agreement is for 63 months, commencing April 2012 and expiring September 2017. The annual rent under this office facility for the first year is estimated at $127,000, including electricity, subject to an annual increase of 3%. In the event of a default in which the Company is evicted from the office space, Mobiquity would be responsible to the landlord for an additional payment of rent of $160,000 in the first year of the lease, an additional payment of $106,667 in the second year of the lease and an additional payment of rent of $53,333 in the third year of the lease. Such additional rent would be payable at the discretion of the Company in cash or in Common Stock of the Company.

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

YEARS ENDING DECEMBER 31,
2014	32,000
2015	135,000
2016	139,000
2017 and thereafter	36,000
$342,000

Rent and real estate tax expense was approximately $359,762 and $199,704 for the three months ended September 30, 2014 and 2013, respectively. Rent and real estate tax expense was approximately $955,283 and $595,291 for the nine months ended September 30, 2014 and 2013, respectively.

In July 2014, we entered into an amendment to our master lease agreement with Simon Property Group. This amendment provides for us to expand our location-based mobile mall network footprint to 240 Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017, subject to possible annual extension pursuant to the terms of said agreement. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of rent due for such calendar year. For 2015, the minimum rent of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have 30 days after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock at a conversion price of $1.00 per share. In the event Mr. Arnost were to elect to convert his letter of credit into shares of Common Stock, he would receive 1,350,000 shares of Common Stock. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 12,500 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 6% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies.

NOTE 12: ACQUISITION OF CERTAIN ASSETS OF FUTURLINK

In March 2013, the Company formed as a wholly-owned subsidiary, Mobiquity Wireless, SLU in Spain. Mobiquity Wireless then acquired the assets of FuturLink at a cost of approximately $160,200, which cash was paid from the Company’s current working capital. These assets include, without limitation, the FuturLink technology (U.S. patent applications and source codes), trademark(s) and access point (proximity marketing) component parts.

As the technology owner, the Company realized immediate benefits and will leverage the hardware and software included in its purchase to expand its mall-based footprint in the United States. The acquisition of FuturLink’s technology and corresponding U.S. patent applications provides the Company with the flexibility and autonomy to; improve, upgrade and integrate new ideas and cutting edge technologies into its existing platform. This will allow the Company to evolve as new technologies emerge.

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

NOTE 13: COMMITTED EQUITY FACILITY AGREEMENT/REGISTRATION RIGHTS AGREEMENT

On December 12, 2012, the Company finalized a committed equity facility (the “Equity Facility”) with TCA whereby the parties entered into as of May 31, 2012 (i) a committed equity facility agreement (the “Equity Agreement”) and (ii) a registration rights agreement (the “Registration Rights Agreement”).

Committed Equity Facility Agreement

On December 12, 2012, the Company finalized an Equity Agreement with TCA. Pursuant to the terms of the Equity Agreement, for a period of twenty-four months commencing on the effective date of the Registration Statement (as defined herein), TCA shall commit to purchase up to $2,000,000 of Common Stock (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Common Stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds (an “Advance”) to the Company, subject to the terms of the Equity Agreement.

The “Registrable Securities” include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

As further consideration for TCA entering into and structuring the Equity Facility, the Company shall pay to TCA a fee by issuing to TCA that number of shares of the Common Stock that equal a dollar amount of one hundred thousand dollars ($100,000) (the “Facility Fee Shares”). In the event the value of the Facility Fee Shares issued to TCA does not equal $100,000 after a ninth month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued. In September 2012, the Company issued 196,078 shares of Common Stock as the initial Facility Fee Shares. In March 2013, TCA notified the Company that the facility fee of $100,000 needed to be paid in additional shares or cash. In this respect, the 196,078 shares of Common Stock previously advance by the Company to TCA toward the facility fee were sold by TCA and it realized net proceeds of approximately $48,000. In March 2013, the Company elected to pay the remaining facility fee in cash.

Registration Rights Agreement

On December 12, 2012, the Company finalized the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC’) to cover the Registrable Securities. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. The Registration Statement on Form S-1 was filed by the Company with the SEC in March 2013 and was declared effective by the SEC in April 2013.

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

NOTE 14: COMMON STOCK PURCHASE AGREEMENT

On March 31, 2014, the Company entered into a common stock purchase agreement (referred to herein as the “Purchase Agreement”), with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to herein as “Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of Common Stock over the approximately 24-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 1,000,000 shares of Common Stock as a commitment fee (referred to in herein as the “Commitment Shares”). Upon execution of the Purchase Agreement, we sold to Aspire Capital 1,000,000 shares of Common Stock (referred to herein as the “Initial Purchase Shares”). Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital (referred to herein as the “Registration Rights Agreement”), in which we agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, or the Securities Act, the sale of the shares of Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

Pursuant to the Purchase Agreement and the Registration Rights Agreement, the Company was obligated to register 15,000,000 shares of Common Stock under the Securities Act, which includes the Commitment Shares and Initial Purchase Shares that have already been issued to Aspire Capital and an additional 13,000,000 shares of Common Stock which the Company may issue to Aspire Capital after the registration statement is declared effective under the Securities Act. Said Registration Statement was declared effective by the SEC on April 28, 2014.

Since April 28, 2014, the effective date of the Registration Statement, on any trading day on which the closing sale price of our Common Stock exceeds $0.16, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 200,000 shares of Common Stock per trading day, provided that the aggregate price of such purchase shall not exceed $250,000 per trading day, up to $15.0 million of Common Stock in the aggregate at a per share price (the “Purchase Price”) calculated by reference to the prevailing market price of the Common Stock (as more specifically described below).

In addition, on any date on which we submit a Purchase Notice for 200,000 shares to Aspire Capital and the closing sale price of the Common Stock is equal to or greater than $0.50 per share, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on the OTCQB on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine (the “VWAP Purchase Share Volume Maximum”) and a minimum trading price (the “VWAP Minimum Price Threshold”) (as more specifically described below). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) is calculated by reference to the prevailing market price of Common Stock (as more specifically described below).

The Purchase Agreement provides that the Company and Aspire Capital shall not affect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Common Stock is less than $0.16 per share (the “Floor Price”). This Floor Price and the respective prices and share numbers in the preceding paragraphs shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as the Company directs in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any penalty or cost to the Company.

NOTE 15: SUBSEQUENT EVENTS

In November 2014, the Company borrowed on an unsecured basis $2.5 million. These loans are repayable in two years together with interest at the rate of 4% per annum.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q for appropriate accounting and disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2013 which includes our audited financial statements for the year ended December 31, 2013 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

Cautionary Note Regarding Forward-Looking Statements

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

Company Overview

We operate a national location-based mobile advertising network that has developed a consumer-focused proximity network unlike any other in the United States. Our integrated suite of proprietary location based mobile advertising technologies allows clients to execute more personalized and contextually relevant experiences, driving brand awareness and incremental revenue. We have currently installed our location-based mobile advertising solutions in approximately 180 locations as of October 2014 and are currently expanding to 240 retail destinations across the U.S. to create "smart malls" using Bluetooth-enabled iBeacon compatible technology. We plan to expand outside the malls with additional synergistic venues that will allow for cross marketing opportunities in such venues as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

We operate through our wholly-owned subsidiaries, Ace Marketing & Promotions, Inc. and Mobiquity Networks, Inc. Mobiquity Networks operates an office in Spain, which operates under a wholly-owned Spanish subsidiary. Ace Marketing is our legacy marketing and promotions business which provides integrated marketing services to our commercial customers. While Ace Marketing currently represents substantially all of our revenue, we anticipate that activity from Ace Marketing will represent a diminishing portion of corporate revenue as our attention is now principally focused on developing and executing on opportunities in our Mobiquity Networks business.

We believe that our Mobiquity Networks business represents our greatest growth opportunity going forward. This business unit is well positioned as a result of our early mover status and novel technology integration to address a rapidly growing segment of the digital advertising market – location based mobile marketing. We expect that Mobiquity Networks will generate the majority of our revenue by the end of 2015, although no assurances can be given in this regard.

Mobiquity Hardware Solutions

Our Mobiquity hardware solutions which are currently deployed in retail locations (and in the future may be deployed at other venues such as stadiums, arenas, college campuses and airports) to create the Mobiquity network may include Mobi-Units, Mobi-Beacons and Mobi-Tags. Mobi-Units utilize both Bluetooth and Wi-Fi to communicate with all mobile devices, including smart phones and feature phones. When our Mobi-Units are in use, consumers have the choice through an opt-in process to receive only desired content and offers. Additionally, through the use of Wi-Fi, consumers can connect to view content and receive special offers. Mobi-Beacons, which utilize Bluetooth LE 4.0 technology, can dramatically enhance the in-app experience through the use of hyper accurate location event data. Our Mobi-Beacons have been developed to meet or exceed all iBeacon standards. Importantly, Mobiquity Networks has developed a proprietary method for encrypting and decrypting its beacon signals on a rolling basis to ensure that its beacon network remains fully secure, and exclusively for the beneficial use of our clients. Mobi-Tags interact with smart phones utilizing quick response codes and near field communication and can promote app downloads, social media engagement and database building.

Our Single Integrated Platform

Our Mobiquity Platform employs a number of core mobile solutions such as; Bluetooth, Wi-Fi, Near Field Communication and Quick Response Codes in order to engage with nearly 100% of mobile device types. The platform also allows for plug-in solutions to be added to increase our service offerings and add complementary revenue streams. For example, in addition to our advertising network, numerous plug-ins can be added for services such as loyalty programs, indoor mapping and mobile payments. We have developed an online platform that integrates the hardware and facilitates campaign management and reporting across the installed network. Our clients can use the network to deploy mobile ad campaigns simultaneously across multiple delivery methods, paying a cost per engagement fee. Alternatively, clients can subscribe to our Location Signal Service to access real-time contextual beacon signals to drive localized in-app user activity. We believe that no other competitive solution offers a platform that integrates the depth and range of mobile advertising tools combined with a nationally deployed hardware network.

Our Mobiquity Networks business monetizes its network by providing clients with access to our exclusive common-area beacon signals. By incorporating our SDK, the client app (or campaign-specific 3rd party app) can access the beacon signals provided by our network, and leverage those signals plus the associated contextual information provided by our platform to trigger location-based campaign messaging. We plan to generate revenue several ways including by collecting a fee for licensing our location signals, the engagement rate of our customer advertising campaigns and the data gathered by our network.

The Network

Through our agreement with Simon Property Group, we are in the process of installing our Mobiquity hardware solutions throughout 240 of their top shopping malls across the US with installation already completed in 180 malls. An additional 60 malls are expected to join the network on or before March 1, 2015. Our agreement with Simon Property Group provides exclusive Bluetooth advertising rights in the common areas of each of the 240 shopping malls in the US. Our hardware solutions mesh together to create our network, which according to Simon Property Group, provides advertisers the opportunity to reach approximately 2.6 billion annual mall visits with mobile content and offers when they are most receptive to spending, while located in the mall. The 2014 annual report for the International Council of Shopping Centers (ICSC) indicates that shoppers spend on average over $97 per shopping mall visit.  Accordingly, our network when fully installed provides advertisers the ability to influence over $250 billion of annual spending.

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

REVENUE RECOGNITION (Ace Marketing) - Revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is recognized on a gross basis since the Company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Advance payments made by customers are included in customer deposits.

Revenue Recognition (Mobiquity Networks) - Mobiquity has three avenues of income with our beacon platform, Bluetooth Push and Wi-Fi. Revenue is realized with the signing of the contract. The customer signs for a specific campaign costing a specific amount billed before the campaign is put into action. Revenue is recognized the same way for the three avenues of income.

The first option to earn revenue with the beacon platform is for customers to do campaigns,  advertising on our platform, either directly through their app or through 3rd party apps. The second option to earn revenue is through a share on campaigns, a retailer would install our beacon SDK on their app, to which they would sell advertising on. Revenue they earn would be shared with Mobiquity. The third option would be though selling data.

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

Plan of Operation

Our goal is to enhance the shopper experience with retail customers by providing valuable and relevant content in real-time based on location. We achieve this goal by providing our customers (such as retailers, brands, and the entertainment industry) with a highly targeted form of mobile marketing engagement. Our platform enables interaction and advertising based on time, location and personalization to create the most effective campaigns/experiences possible, in a way that is not possible without our network. We connect fans and brands in the retail space by increasing individual retail location app usage and driving foot traffic to such individual retail locations. We are deploying our Mobiquity hardware solution to expand the capability of the Mobiquity network in 240 Simon malls in the United States. As we complete the expansion of our mall footprint on or before March 1, 2015, we anticipate expanding our sales and marketing human resource capability to focus on generating revenue over our network. Our sales and marketing team will be seeking to generate revenue over our network through five primary verticals:

1.	Retailers, Brands and Apps relevant to the shopping experience.
2.	Shopping/Coupon related Apps with relevant offers.
3.	Entertainment Apps relevant to the shopper demographic.
4.	Advertising Networks and Exchanges serving location relevant ads.
5.	Data Analytic and Social Media Apps requesting real-time location based signal.

We plan to expand on our current footprint with synergistic venues that will allow for cross marketing opportunities. Such venues include but are not limited to; stadiums, arenas, college campuses, airports and retail chains. The purpose of this type of expansion will be to create a unified network that will allow relevant beacon companies the opportunity to become part of the Mobiquity network. Other examples include retail applications where a retail chain may be utilizing beacon technology provided by third party licensors to advertise and promote within the retail chains’ various stores. They may find it advantageous to become part of our network, so they will have the ability to drive traffic into the stores. We also plan to build a Private Ad Exchange that will allow for programmatic buying where advertisers will be given permission to engage with shoppers through the Mobiquity network. Additionally, we plan to add other mobile services and plug-ins such as; loyalty programs, indoor mapping, security and mobile payments.

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

	Three Months Ended September 30
	2014	2013
Revenue	$714,044	$668,719
Cost of Revenues	$610,119	$441,061
Gross Profit	$103,925	$227,658
Selling, General and Administrative Expenses	$2,144,255	$1,396,637
(Loss) from Operations	$(2,040,330)	$(1,168,979)

We generated revenues of $714,044 in the third quarter of 2014 compared to $668,719 in the same three month period ending September 30, 2013. The increase in revenues of $45,325 in 2014 compared to 2013 was due to the efforts of our Ace commissioned sales representatives in selling our legacy marketing and promotions business, which provides integrated marketing services to our commercial customers. In 2015, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the expectation of advertisers utilizing our mall network.

Cost of revenues was $610,119 or 84.5% of revenues in the third quarter of 2014 compared to $441,061 or 65.9% of revenues in the same three months of 2013. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $169,058 in 2014 is related to volume and product mix of the products our customers purchased.

Gross profit was $103,925 in the third quarter of 2014 or 14.6% of net revenues compared to $227,658 in the same three months of 2013 or 34.0% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. At the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $2,144,255 in the third quarter of 2014 compared to $1,396,637 in the same three months of 2013, an increase of approximately $747,600. Such operating costs include payroll and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. The majority of the increase in operating expenses pertains to the non-cash issuance of stock based compensation of $171,971, increased salaries of approximately 10 new employees of $216,031 and increased rent to Simon Property Group for our expanding mall network of $160,057.

The third quarter 2014 loss from operations was $(2,040,330) as compared to $(1,168,979) for the comparable period of the prior year, an increased loss of $871,351. The increase in operating loss is attributable to the focused effort in creating the infrastructure required to move forward with the mall network, and the hiring of additional Company personnel to provide information technology support, sales and office employees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services by our clients.

	Nine Months Ended September 30
	2014	2013
Revenue	$2,273,395	$2,263,812
Cost of Revenues	$1,859,497	$1,652,449
Gross Profit	$413,898	$611,363
Selling, General and Administrative Expenses	$6,697,392	$4,658,596
(Loss) from Operations	$(6,283,494)	$(4,047,233)

We generated revenues of $2,273,395 in the first nine months of 2014 compared to $2,263,812 in the same nine month period ending September 30, 2013. The change in revenues from 2014 to 2013 was $9,583. In 2015, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the expectation that advertisers will be utilizing our mall network.

Cost of revenues was $1,859,497 or 81.7% of revenues in the first nine months of 2014 compared to $1,652,449 or 73.0% of revenues in the same nine months of 2013. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $207,048 in 2014 is related to volume and product mix of the products our customers purchased.

Gross profit was $413,898 in the first nine months of 2014 or 18.3% of net revenues compared to $611,363 in the same nine months of 2013 or 27.0% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. Due to the expansion efforts and infrastructure requirements, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $6,697,392 in the first nine months of 2014 compared to $4,658,596 in the same nine months of 2013, an increase of approximately $2,038,800. Such operating costs include payroll, $531,996 and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. A large portion of the increase in operating expenses pertains to the non-cash issuance of stock based compensation of $762,523, an additional $359,760 in rent expense to Simon Property Group for our expanding mall network located in the United States and additional salaries of $531,996 for approximately 10 new employees.

The first nine months of 2014 loss from operations was $(6,283,494) as compared to $(4,047,233) for the comparable period of the prior year, an increased loss of $2,236,261. The increase in operating loss is attributable to the focused effort in creating the infrastructure required to move forward with the mall network, and the hiring of additional Company personnel to provide information technology support, sales and office employees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon both a turnaround in the United States economy and the successful introduction and usage of our proximity marketing services and Venn Media services by our clients.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,460,473 at September 30, 2014. Cash used by operating activities for the nine months ended September 30, 2014 was $3,990,197. This resulted primarily from a net loss of $6,349,194 partially offset by decreases in accounts receivable of $71,917 and a decrease of $15,162 in prepaid expenses and other assets. Net cash of $24,702 was used by investing activities to acquire property and equipment. Net cash was provided by financing activities totaling $3,734,383 resulting from $3,481,300 in the issuance of common stock and $253,083 in loan proceeds.

We had cash and cash equivalents of $1,523,779 at September 30, 2013. Cash used by operating activities for the nine months ended September 30, 2013 was $2,820,961. This resulted primarily from a net loss of $4,132,598 partially offset by decreases in accounts receivable of $144,656 and a increase of $347,152 in prepaid expenses and other assets. Net cash of $24,358 was used by investing activities to acquire property and equipment. Net cash was provided by financing activities totaling $4,006,500 resulting from the issuance of common stock.

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

Recent Financings

Since 1999, we have relied primarily on equity financings from outside investors to supplement our cash flow from operations. Since January 1, 2012, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

January 2012	$575,000	958,338 common shares and warrants to purchase 191,671common shares; also issued 197,860 penalty shares for electing not to register resale of securities.
April 2012	270,000	Exercise of 900,000 warrants
April/May 2012	470,000	Issued preferred stock, which was subsequently converted into 1,361,333 shares and warrants to purchase 41,667 common shares
July 2012	606,240	Issued 2,020,799 common shares, 673,600 warrants and 258,333 additional common shares for failing to reach certain performance milestones.
November 2012	$301,000	Issued 1,003,334 common shares and warrants to purchase 501,667 shares.
2013	5,562,816 (a)	Issued 19,125,000 common shares and warrants to purchase 9,562,000 shares
January/February 2014	2,160,300	Issued 7,201,000 common shares and warrants to purchase 3,600,000 shares
March 2014	500,000	Issued 2,000,000 common shares.
July 2014	1,000,000	Issued 2,000,000 shares and warrants to purchase 1,000,000 shares
July 2014	250,000	Issued convertible note in the principal amount of $250,000 and warrants to purchase 125,000 shares
November 2014	$2,500,000	Two-year promissory notes in the principal amount of $2.5 million bearing interest at the rate of 4% per annum.

____________________

(a) Three of our officers and directors purchase a total of $340,000 of securities sold in 2013/2014 private placements.

Entry into an Agreement with Aspire Capital

On March 31, 2014, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our shares of common stock over the approximately 24-month term of the purchase agreement. In consideration for entering into the purchase agreement, we issued to Aspire Capital 1,000,000 shares of our common stock as a commitment fee and we sold to Aspire Capital an additional 1,000,000 shares of common stock at a purchase price of $500,000 for a total of 2,000,000 shares. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Aspire Capital in which we agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, or the Securities Act, the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the purchase agreement.

Pursuant to our agreements with Aspire Capital, we registered 15,000,000 shares of our common stock under the Securities Act, which includes the 2,000,000 shares that have already been issued to Aspire Capital and an additional 13,000,000 shares of common stock which we may issue to Aspire Capital after the registration statement is declared effective under the Securities Act. Said Registration Statement was declared effective by the SEC on April 28, 2014.

Since April 28, 2014, the effective date of our registration statement, on any trading day on which the closing sale price of our common stock exceeds $.16, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 200,000 shares of our common stock per trading day, provided that the aggregate price of such purchase shall not exceed $250,000 per trading day, up to $15.0 million of our common stock in the aggregate at a per share price calculated by reference to the prevailing market price of our common stock.

In addition, on any date on which we submit a purchase notice for 200,000 shares to Aspire Capital and the closing sale price of our stock is equal to or greater than $.50 per share of Common Stock , we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the company’s common stock traded on the OTCQB on the next trading day, subject to a maximum number of shares we may determine and a minimum trading price.

There are no trading volume requirements or restrictions under our Aspire purchase agreement, and we will control the timing and amount of any sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the purchase agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement. The purchase agreement may be terminated by us at any time, at our discretion, without any penalty or cost to us.

Entry into a Secured Promissory Note

In December 2012, the Company issued a convertible promissory note in the principal amount of $350,000 to TCA Global Credit Master Fund, an institutional lender, secured by all of the assets of the Company. In December 2013, Thomas Arnost, a director of Mobiquity, purchased from TCA Global Credit Master Fund, the Company’s outstanding convertible promissory note in the amount of $350,000. Subsequently, Mr. Arnost and the Company agreed to fix the conversion price of the note at $.30 per share, extend the due date of the Note to December 12, 2014, subject to Mr. Arnost’s right to call the note at any time in his sole discretion, and increase the interest rate to 15% per annum. The Company has the right to prepay the note, subject to Mr. Arnost’s right of conversion.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2014 through September 30, 2014, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – March 2014	Common Stock and Class BB Warrants	7,201,000 shares and 3,600,500 warrants	$2,160,300; no cash compensation was paid.	Rule 506	Warrants exercisable at $.50 per share through December 15, 2017
February 2014	Common Stock	350,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable
March 2014	Common Stock Warrants	700,000 shares (2)	Services rendered; no commissions paid	Section 4(2)	Not applicable
March 2014	Common Stock	2,000,000 shares (1)	$500,000; no commissions paid	Section 4(2)	Not applicable

April 2014	Common Stock Warrants	1,000,000 warrants	Services rendered	Section 4(2)	Five-year warrant exercisable at $.55 per share through April 2019

May 2014	Common Stock	34,000 shares	Services rendered, no commissions paid	Section 4(2)	Not applicable

July 2014	Common Stock And Warrants	2,000,000 shares and 1,000,000 warrants	$1,000,000; no commissions paid	Section 4(2) and Rule 506	Warrants, exercisable at $1.00 per share through July 2019.

July 2014	Common Stock	25,000 shares	Services rendered; No commissions paid	Section 4(2)	Not applicable

July 2014	Debentures and Warrants	$250,000 in Principal and 125,000 warrants (3)	$250,000; $17,500 in commissions paid	Section 4(2) and Rule 506	Warrants exercisable at $1.20 per share through July 2017

August 2014	Common Stock	16,967 shares	Cashless exercise of 60,000 warrants; no commissions paid	Section 3(a)(9)	Not applicable

(1)	The Company entered into a Common Stock Purchase Agreement with Aspire Capital. The Company received $500,000 at $.50 per share as an initial purchase of shares pursuant to said agreement. An additional 1,000,000 shares were issued as a commitment fee. Said 2,000,000 shares were initially issued as restricted shares but were subsequently registered for resale pursuant to a Registration Statement effective April 28, 2014.
(2)	Does not include 150,000 shares of restricted Common Stock earned pursuant to the consulting agreement, but issuable on April 1, 2014 in exchange for services rendered.
(3)	Does not include five year warrants to purchase 7,500 shares issued to Cavu Securities, which warrants are exercisable at $.60 per share.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the nine months ended September 30, 2014, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed September 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders on February 9, 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated September 12, 2012 by and between the Company and TCA (13)
10.13	Equity Agreement dated September 12, 2012 by and between the Company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
10.18	Employment Agreement – Thomas Arnost *

11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (15)
21.1	Subsidiaries of the Issuer (15)
31.1	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification *
31.2	Co-Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification *
31.3	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification *
32.1	Co-Principal Executive Officer Section 1350 Certification *
32.2	Co-Principal Executive Officer Section 1350 Certification *
32.3	Principal Financial Officer Section 1350 Certification *
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant *
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)
____	________________
*	Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.
(11) (12) (13) (14) (15)

Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated September 14, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated September 15, 2012.

Incorporated by reference to the Registrant’s Form 8-K dated September 6, 2013.

Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.

(16) (17) (18)	Incorporated by reference to Form 8-K filed September 6, 2013. Incorporated by reference to Form 8-K filed September 11, 2013. Incorporated by reference to Form 8-K filed April 1, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: November 14, 2014	By: /s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: November 14, 2014	By: /s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: November 14, 2014	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

