Form 10-Q/A
period 2014-09-30
Mobiquity Technologies, Inc.
filed 2014-11-28
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

The Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2014 and 2013 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 have been prepared by the Company without audit, and in accordance with the requirements of Form 10-Q/A and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of Company management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2014, results of operations for the three months and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated subsequent events through the filing of this Form 10-Q/A with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

The information contained in this report on Form 10-Q/A should be read in conjunction with our Form 10-K for the Company’s fiscal year ended December 31, 2013.

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

NOTE 15: SUBSEQUENT EVENTS

In November 2014, the Company borrowed on an unsecured basis $1.0 million. This loan is repayable in two years together with interest at the rate of 4% per annum.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q/A for appropriate accounting and disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q/A is intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2013 which includes our audited financial statements for the year ended December 31, 2013 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q/A . Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q/A are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) possible loss of customers, and (c) the company's ability to attract and retain key personnel, (d) The Company's ability to manage other risks, uncertainties and factors inherent in the business and otherwise discussed in this Form 10-Q/A and in the Company's other filings with the SEC. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Date	Dollar Amount	# of Securities Sold

January 2012	$575,000	958,338 common shares and warrants to purchase 191,671common shares; also issued 197,860 penalty shares for electing not to register resale of securities.
April 2012	270,000	Exercise of 900,000 warrants
April/May 2012	470,000	Issued preferred stock, which was subsequently converted into 1,361,333 shares and warrants to purchase 41,667 common shares
July 2012	606,240	Issued 2,020,799 common shares, 673,600 warrants and 258,333 additional common shares for failing to reach certain performance milestones.
November 2012	$301,000	Issued 1,003,334 common shares and warrants to purchase 501,667 shares.
2013	5,562,816 (a)	Issued 19,125,000 common shares and warrants to purchase 9,562,000 shares
January/February 2014	2,160,300	Issued 7,201,000 common shares and warrants to purchase 3,600,000 shares
March 2014	500,000	Issued 2,000,000 common shares.
July 2014	1,000,000	Issued 2,000,000 shares and warrants to purchase 1,000,000 shares
July 2014	250,000	Issued convertible note in the principal amount of $250,000 and warrants to purchase 125,000 shares
November 2014	$1,000,000	Two-year promissory note in the principal amount of $1.0 million bearing interest at the rate of 4% per annum.

____________________

(a) Three of our officers and directors purchased a total of $340,000 of securities sold in 2013/2014 private placements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the filing date of this Form 10-Q/A , we are not a party to any pending legal proceedings.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: November 28 , 2014	By: /s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: November 28 , 2014	By: /s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: November 28 , 2014	By: /s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

