Form 10-K
period 2014-12-31
Mobiquity Technologies, Inc.
filed 2015-04-15
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K   ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of June 30, 2014, the number of shares held by non-affiliates was approximately 50,000,000 shares based upon 61,788,484 shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $.43 per share as of June 30, 2014) of the Company’s Common Stock was approximately $21,500,000.

The number of shares outstanding of the Registrant’s Common Stock, as of March 31, 2015 was 64,818,243.

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

As used in this Form 10-K, the terms “we,” “our,” “us,” “Mobiquity Technologies” or “the company” refer to Mobiquity Technologies and its subsidiaries, taken as a whole, unless the context otherwise requires it.

i

ii

# Beacon Network

**Data Gathered**
Location, duration, demographic, geo-behavioral

**Data Transmitted**
Personalized content, messages, campaigns

Mall
Entrance
Exit
1
2
3
4

1. Shopper mall entry – identify customer/location – receive welcome message
2. As shoppers move through mall, receive customizable content based on location and/or demographic information
3. Receive specific campaigns/offers from merchant to drive traffic into stores
4. Exit message/location data

Item 1.  Business

Overview

We operate a national location-based mobile advertising network and have developed a consumer-focused proximity network which we believe is unlike any other in the United States. Our integrated suite of proprietary location based mobile advertising technologies allows clients to execute more personalized and contextually relevant experiences, driving brand awareness and incremental revenue.

We have installed our location-based mobile advertising solutions in approximately 240 retail destinations across the U.S. to create "smart malls" using Bluetooth-enabled iBeacon compatible technology. We plan to expand our mall footprint into the common areas of other malls and outside the malls with additional synergistic venues that will allow for cross marketing opportunities in such venues as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

Mobiquity Hardware Solutions

Our Mobiquity hardware solutions are currently deployed in retail locations (and in the future may be deployed at other venues such as stadiums, arenas, college campuses and airports) to create the Mobiquity network. Our hardware solutions include Mobi-Units, Mobi-Beacons and Mobi-Tags, which can be used in different combinations as the setting requires.

Mobi-Units utilize both Bluetooth and Wi-Fi to communicate with all mobile devices, including smart phones and feature phones. When our Mobi-Units are in use, consumers have the choice through an opt-in process to receive only desired content and offers. Additionally, through the use of Wi-Fi, consumers can connect to view content and receive special offers.

Mobi-Beacons, which utilize Bluetooth LE 4.0 technology, can dramatically enhance the in-app experience through the use of hyper accurate location event data. Our Mobi-Beacons have been developed to meet or exceed all iBeacon standards. Importantly, we have also developed a proprietary method for encrypting and decrypting its beacon signals on a rolling basis to ensure that its beacon network remains fully secure, and exclusively for the beneficial use of our clients.

Mobi-Tags interact with smart phones utilizing quick response codes and near field communication and can promote app downloads, social media engagement and database building.

Our Single Integrated Platform

Our Mobiquity Platform employs a number of core mobile solutions such as; Bluetooth, Wi-Fi, Near Field Communication and Quick Response Codes in order to engage with nearly 100% of mobile device types. The platform also allows for plug-in solutions to be added to increase our service offerings and add complementary revenue streams. For example, in addition to our advertising network, numerous plug-ins can be added for services such as loyalty programs, indoor mapping and mobile payments. We have developed an online platform that integrates the hardware and facilitates campaign management and reporting across the installed network. Our clients can use the network to deploy mobile ad campaigns simultaneously across multiple delivery methods, paying a cost per engagement fee. Alternatively, clients can subscribe to our Location Signal Service to access real-time contextual beacon signals to drive localized in-app user activity. Management believes that no other competitive solution offers a platform that integrates the depth and range of mobile advertising tools combined with a nationally deployed hardware network.

A diagram of our basic network architecture is as follows:

The following graphic depicts a typical mall-shopper engagement from our customers’ viewpoint:

Our Mobiquity Networks business monetizes its network by providing clients with access to our exclusive common-area beacon signals. By incorporating our software development kit (or SDK), the client app (or campaign-specific third party app) can access the beacon signals provided by our network, and leverage those signals plus the associated contextual information provided by our platform to trigger location-based campaign messaging. We plan to generate revenue several ways including by collecting a fee based on the engagement rate of our customer advertising campaigns, selling the data gathered by our network and licensing our location signals.

In order to expand our customer reach and potential app engagement, we are currently in discussions with numerous app publishers and entered into agreements with third party app publishers in January and February 2015 with Relevant Solutions and ShopAdvisor, among others. In November 2014, we entered into a partnership agreement with Mobile Roadie, one of the largest mobile app and marketing platforms with clients in over 70 countries. By integrating the Mobiquity Networks SDK with the Mobile Roadie platform, Mobile Roadie clients will have the ability to add beacon campaigns to their existing mobile marketing applications, and will be able to leverage our public beacon network. Mobile Roadie has powered thousands of apps in the Apple App Store and Google Android Market. Mobile Roadie clients will be able to use their platform and our Mobi-Beacons to power the clients own private networks in their respective locations. Our relationship with Mobile Roadie and its client base potentially brings significant additional reach to our advertisers. Additionally, the context provided by our network gives shoppers more value as their app experiences are made more expansive and relevant as they shop. Each Mobile Roadie app can potentially be an advertiser or publisher on our network. We will continue to attempt to enter into agreements with other app publishers, as the more apps containing our SDK integration, the greater chance of triggering a beacon engagement for which we get compensated by the advertiser.

Our Agreement with Simon Property

We entered into an initial agreement with Simon Property in April 2011. This agreement was amended in September 2013 and July 2014 to, among other things, expand the number of Simon mall properties covered by the agreement.

Pursuant to our agreement with Simon, we have the right, on an exclusive basis, to install Bluetooth proximity marketing equipment to send information across the air space of the common areas of our Simon mall network, which includes approximately 240 malls across the United States. Under a master agreement and related agreements between us and Simon covering approximately 240 Simon malls, Simon is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set, per mall fee or a percentage of revenues derived from within the Simon mall network as well as certain commission fees based on revenues generated through Simon’s sales efforts. We believe that the revenue share in which Simon participates will exceed the minimum annual mall fees if we generate revenues within the Simon network of approximately $15 million or more in a calendar year. Our agreement with Simon requires us to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year as well as certain levels of insurance. The agreement also provides for Simon to adjust the number of malls subject to the agreement from time to time based upon changes in its beneficial ownership interest in the malls.

Our agreement with Simon requires us to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year as well as certain levels of insurance. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have 30 days after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into shares of our common stock. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of common stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies.

Our agreement with Simon expires on December 31, 2017. Our agreement with Simon is subject to earlier termination by either us or Simon following a thirty day notice and cure period in the event of a material breach of the agreement.

The Network

Through our agreement with Simon, we have installed our Mobiquity hardware solutions throughout about 240 of their top shopping malls across the US. Our agreement with Simon Property Group provides exclusive Bluetooth advertising rights in the common areas of each of the approximate 240 shopping malls in the US. Our hardware solutions mesh together to create our network, which according to Simon Property Group, provides advertisers the opportunity to reach approximately 2.6 billion annual mall visitors with mobile content and offers when they are most receptive to spending, while located in the mall. The 2014 annual report for the International Council of Shopping Centers (ICSC) indicates that shoppers spent on average over $97 per shopping mall visit in 2013, which represents over $250 billion of annual spending.  Our network provides advertisers the ability to influence a percentage of these shoppers who carry a smartphones.

Mobiquity Advantages

We believe our agreement with Simon provides us with a major advantage over our competitors as it gives us a national network. Our technology allows us the opportunity to reach nearly 100% of mobile device types by utilizing our Mobiquity hardware solutions integrated into a single platform. Our platform monitors and reports hardware activity in real time, manages campaigns, delivers highly targeted content and provides third party access to our Mobiquity network through our licensing of software development kits and the integration of an application program interface. Specifically as it relates to our lead service offering – Location Signals and Campaign Management via Beacons – campaigns require an app that has integrated our software development kit (SDK) in order to engage with our network. The more apps that have integrated the Mobiquity SDK, the more opportunities to engage with mall shoppers in our network. We are carefully selecting app partners that have a direct relevance to the mall shopping experience and to the mall shopper demographic. For example, the apps of retailers and brands are obvious partners. Additionally, we intend to partner with shopping apps such as coupon distribution platforms, and apps targeting mall-related audiences in fashion and entertainment. Our SDK is currently installed in various mobile related apps. We are in various stages of SDK integration with dozens of additional mobile app properties that represent tens of millions of active app users and in negotiations with various venues in regard to network expansion. Management believes that our ability to deliver a significant national audience via a single network is a significant advantage when creating app relationships.

Favorable Industry Trends

We believe the demand for location based mobile marketing services represents a large and growing market opportunity. Consumers are increasingly using smartphones and 88% of consumer mobile internet time is spent in apps where we expect to derive the majority of our revenue. The smartphone penetration rate in the U.S. at the end of 2013 was approximately 62.5%, representing 149 million users and is expected to grow to 90% penetration or approximately 230 million users by December 2016.

Importantly, according to eMarketer, mobile ad spending grew 83% from 2013 to 2014 and the trend is expected to continue as the share of advertising spend on mobile is still disproportionately small relative to the amount of time spent by consumers on their mobile devices. A 2014 report by leading venture capital firm Kleiner Perkins reported that 20% of media time is spent on mobile however mobile represented only 4% of total advertising spending share.

Despite the growth in e-commerce, 90% of all purchases are still made in traditional brick and mortar stores and 75% of Americans visit a mall at least once a month. Smartphone devices were estimated to influence $593 billion or 19% of in-store sales in 2013 and are expected to influence $4.5 billion or 81% of in-store sales by 2018. Finally, 54% of marketers currently use or plan to use beacons in the next 12 to deliver location based content.

We believe these trends will help drive demand for our Mobiquity Networks business as consumers increasingly engage with advertising content on their mobile devices and marketers seek to increase both the share of advertising dollars spent on mobile as well as the use of location technologies to personalize content delivered to consumers.

Our Strategy

Our goal is to enhance the shopper experience with retail customers by providing valuable and relevant content in real-time based on location. We achieve this goal by providing our customers (such as retailers, brands, and the entertainment industry) with a highly targeted form of mobile marketing engagement. Our platform enables interaction and advertising based on time, location and personalization to create the most effective campaigns/ experiences possible, in a way that is not possible without our network. We connect customers to brands in the retail space by increasing individual retail location app usage and driving foot traffic to such individual retail locations. We have deployed our Mobiquity hardware solutions in approximately 240 Simon malls in the United States. We intend, as financing permits, to expand our sales and marketing human resource capability to focus on generating revenue over our network. Our sales and marketing team will be seeking to generate revenue over our network through five primary verticals:

•	Retailers, Brands and Apps relevant to the shopping experience.

•	Shopping/Coupon related Apps with relevant offers.

•	Entertainment Apps relevant to the shopper demographic.

•	Advertising Networks and Exchanges serving location relevant ads.

•	Data Analytic and Social Media Apps requesting real-time location based signal.

We plan to expand on our current footprint into the common areas of other mall operations as well as outside of the malls with additional synergistic venues that will allow for cross marketing opportunities. Such venues include but are not limited to; stadiums, arenas, college campuses, airports and retail chains. The purpose of this type of expansion will be to create a unified network that will allow relevant beacon companies the opportunity to become part of the Mobiquity network. They may find it advantageous to become part of our network, so they will have the ability to drive traffic into their stores. We also plan to build a Private Ad Exchange that will allow for programmatic buying where advertisers will be given permission to engage with shoppers through the Mobiquity network. Additionally, we plan to add other mobile services and plug-ins such as; loyalty programs, indoor mapping, security and mobile payments.

Sales and Marketing

As financing permits, we intend to hire additional qualified sales and marketing personnel to generate revenue on our proximity mall network and to hire additional engineers, developers, computer and technology support personnel.

The key elements of our distribution and marketing strategy are as follows:

•	Direct Sales. Our internal salesforce will call on retailers, brands and relevant advertisers to advertise on the network.

•	Resellers. We intend to engage with third parties, such as technology consultants, integrators, advertising agencies and out-of-home companies to sell advertising on the network.

•	Publishers. We intend to engage with app developers, ad networks, ad exchanges and other companies that have existing relationships with access to a large number of apps to increase our reach and provide an alternative to advertisers with limited app downloads or no app.

•	Data Signals. We intend to engage with social media companies, ad networks and ad exchanges to provide real-time location-based data to increase the relevance and value of their in-app ad serving.

•	Data Platforms. We intend to engage with data management companies to provide historical location-based data which will enable personalized online, offline and mobile campaigns to targeted audiences.

Our Proprietary Technology

In March 2013, we formed Mobiquity Networks and Mobiquity Wireless in Spain. Mobiquity Wireless then acquired the assets of our then licensor, FuturLink. These assets include, without limitation, the FuturLink technology which consists of patent applications, source codes and trademark(s). The patent applications acquired related to the hardware and associated process for identifying and acquiring connections to mobile devices and the process for delivering select content to users on an opt-in basis. Additionally, significant “know how” was acquired with respect to managing remote hardware across a large physical network. As the technology owner, we realized immediate benefits and will leverage the hardware and software included in our purchase to expand our mall-based footprint in the United States. Our acquisition of FuturLink’s technology and corresponding patent applications provided us with the flexibility and autonomy to improve, upgrade and integrate new ideas and cutting edge technologies into our existing platform. This will allow us to evolve as new technologies emerge.

We believe that our intellectual property is a valuable asset to us as we move forward with our technology platform. Since we acquired this technology, we have further developed our ability to manage large networks of hardware to include beacon technology. Additionally, we have expanded campaign management tools to optimize them to meet the demands of our customers. Importantly, we have also developed a proprietary method for encrypting and decrypting the beacon signals on a rolling basis to ensure that our beacon network remains fully secure and exclusively for the beneficial use of our clients. We believe our intellectual property gives us a lead in the industry with respect to the sophisticated management of large-scale network deployments and campaign management. We believe that most beacon providers focus on single-store applications and are not capable of managing beacons across multiple locations, much less manage a public network that will be accessed by multiple advertisers versus a single retailer. Our network-focused platform approach is a key selling tool when presenting our capabilities to property owners, such as mall developers, who understand the challenge associated with managing a large number of hardware solutions across hundreds of properties.

Integrated Marketing Company

Our subsidiary, Ace Marketing & Promotions, Inc. (or Ace Marketing), has historically represented substantially all of our operating revenues. Ace Marketing is an integrated marketing company focused on working with clients to grow their business. Ace’s core business is to provide a wide range of quality promotional products to a wide range of corporate, non-profit and educational clients. In addition, Ace Marketing offers brand analysis and development, website analysis and development, database analysis and building, and integrated marketing campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that help our clients connect with their customers and acquire new business.

Although the majority of Ace Marketing’s revenue is derived from the sale of promotional products, it is through the use of our four-step process supported by marketing technology platforms that allows us to attract and retain clients. The sale of promotional products alone can be considered a commodity business, so by offering our value-added services, we believe we have created a competitive advantage. We believe a client will be less likely to leave if we created their logo, built their website and/or appended their customer database.

Ace Marketing derives revenues from each of the following resources:

•	Brand analysis and development.

•	Website analysis and development.

•	Database analysis and building.

•	Integrated marketing solutions.

Substantially all of our resources and marketing efforts are dedicated toward deriving revenues from the operations of Mobiquity Networks.

Competition

We compete in the advertising technology and location-based mobile marketing business and in all other facets of our business against small, medium and large companies throughout the United States. Some examples include companies such as Gimbal, Shopkick, Swirl and Estimote. Although we can give no assurance that our business will be able to compete against other companies with greater resources, we believe we have a competitive advantage with our mall network, software and proprietary technology platform. As previously mentioned, we have the exclusive rights to provide Bluetooth advertising in the common area for Simon malls. This gives us the ability to compete with these other companies to provide in-store advertising, but they cannot compete with us in the common area of the malls as the mall operators prohibit the individual retail stores from sending proximity marketing signals and information beyond the perimeter of their retail store. Additionally, the software we created for our beacons have a proprietary security feature which protects the beacons from being hacked or spoofed. Our technology platform also allows us to integrate other companies’ beacons onto our network. These means that if a retailer has already purchased beacons from a competitor, we still have the ability to work with them by adding their beacons to our network and so can provide the service and run advertising.

With respect to our integrated marketing subsidiary, while our competition in this business vertical is extensive, we believe that this industry is extremely fragmented and that there are no companies that dominate the market in which we operate.  We compete within the industry on the basis of service, competitive prices, personal relationships and competitive commissions to our sales representatives to sell promotional products for us rather than our competitors. Competitors’ advantages over us may include better financing, greater experience, lower margins and better personal relationships than us.

Employees

We have approximately 35 full time employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize several additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

Item 1.A.  Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding to invest in our company or deciding to maintain or increase your investment, you should consider carefully the risks and uncertainties described below, together with all information in this Form 10-K, including our consolidated financial statements and related notes. If one or more of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price for our common stock could decline and you may lose your investment.

Risks Relating To Our Business

We are dependent upon the receipt of the net proceeds of our planned public offering to carry out our plan of operations and to meet our anticipated financial commitments over the next one year. We have filed a Registration Statement with the Securities and Exchange Commission under the Securities Act of 1933, as amended, to raise up to $10 million (up to $11.5 million with the over-allotment option) on a “firm commitment” basis with National Securities, Inc. as the Underwriter. The offering contemplates an uplisting on the NYSE MKT for our common stock. In order for the uplisting to be applied, for a reverse stock split will have to be effectuated on or prior to the effective date of the proposed offering. On November 17, 2014, the stockholders approved providing our board of directors with the authority to effectuate a reverse stock split of not less than 1-for-5 and not greater than one-for-20. It is currently anticipated as of the filing date of this Form 10-K that a 1-for-20 reverse stock split would be selected by the board of directors We can provide no assurances that the “firm commitment” offering (hereinafter referred to as the “offering”) will be completed on the terms described in the Registration Statement, if at all. We are dependent upon the net proceeds of the offering to carry out our plan of operations and to meet our anticipated financial commitments over the next one year.

We have a history of operating losses and may not in the future generate consistent revenues or profits.  Since we went public in 2005, we have experienced a continued history of operating losses.  For the years ended December 31, 2014 and 2013, we incurred a net loss of $10,506,099 and $6,088,733, respectively. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the future. This is particularly the case as we are shifting our business emphasis to focus on our Proximity Marketing business.

Our auditors have expressed a substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses for the years ending December 31, 2014 and 2013 of $10,506,099 and $6,088,733, respectively. As of December 31, 2014, the Company has an accumulated deficit of $(30,011,866). The Company has had negative cash flows from operating activities of $5,878,741 and $3,693,898 for the years ending December 31, 2014 and 2013, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

We are shifting our business from our legacy marketing and promotion business to our Mobiquity Networks integrated suite of proprietary location-based mobile advertising technologies, the success of which cannot be assured. Further, our Mobiquity Networks’ business may be subject to quarterly fluctuations in its operating results due to the seasonality of mall-based business. We operate through our wholly-owned subsidiaries, Ace Marketing & Promotions, Inc. and Mobiquity Networks, Inc. Ace Marketing is our legacy marketing and promotions business which provides integrated marketing services to our commercial customers. While Ace Marketing currently represents substantially all of our revenue, we anticipate that activity from Ace Marketing will represent a diminishing portion of corporate revenue as our attention is now principally focused on developing and executing on opportunities in our Mobiquity Networks business. We believe that our Mobiquity Networks business represents our growth opportunity going forward and that this business unit is positioned as a result of our early mover status and novel technology integration to address a growing segment of the digital advertising market – location based mobile marketing. We expect that Mobiquity Networks will generate the majority of our revenue by the end of 2015, although no assurances can be given in this regard. Further, we can provide no assurances that the implementation of our Mobiquity Networks’ business will meet our expectations in terms of generating a certain amount of revenue by a certain year. Also, the operating results of our Mobiquity Networks’ business may fluctuate quarterly due to the seasonality of mall-based businesses.

We cannot accurately predict the volume or timing of any future revenues. We may be unable to capture revenue from our new Mobiquity business in the manner in which we anticipate and we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of our Mobiquity solution, which may not result in revenue generation. As such, we cannot accurately predict the volume or timing of any future revenues.

Our business may become dependent on our agreement with Simon Property Group, which agreement expires on December 31, 2017.  In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and secondly in July 2014. While substantially all of our operating revenues are currently derived from our Ace Marketing subsidiary, we could in the future become dependent upon our agreement with Simon Property Group to execute on the development of our Proximity Marketing business and to attempt to achieve profitable operations. We have signed an agreement with Simon Property Group, a top mall developer to create Mobiquity Networks in about 240 of their malls. This agreement expires on December 31, 2017.  There is a risk that our agreement with Simon will not be extended beyond its original terms by Simon or that our operations will not be profitable. Also, our agreement with Simon Property Group requires us to maintain for each calendar year under said agreement, the minimum amount of fees under irrevocable standby letters of credit. For 2015, a non-affiliated stockholder and Thomas Arnost our Executive Chairman, each provided the necessary letters of credit totaling $2,700,000 with one-half coming from each party. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of our common stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. In the event Simon finds it necessary to draw down on the letter(s) of credit, the company has 30 days to obtain satisfactory replacement letters of credit. We can provide no assurance that we will be able to maintain the necessary letters of credit as required by the agreement. In the event of a default under our agreement with Simon, which is not cured within 30 days of notice of such breach, Simon may commence an action for damages or other appropriate relief and/or terminate the agreement. If we were to lose our agreement with Simon Property Group for these or any other reason, our business plan could be compromised, our business may suffer and our stock price could decrease significantly.

The reach of our Mobi-Beacons is dependent upon our successful intergration of our SDK into a various mobile applications (apps) to allow us to communicate with our targeted audience. For us to create substantial revenues from our Mobi-Beacons, we are depended upon entering into agreements with mobile application publishers to expand our targeted audience similar to the agreements described under “Business – Our Single Integrated Platform,” Our Mobi-Beacons communicate with our SDK which will be embedded into apps pursuant to agreements we negotiate with app publishers. The greater the number of publisher apps into which our SDK is embedded, the greater the chance of triggering a beacon engagement for which we get compensated by advertisers. We currently have entered into agreements with a limited number of third party app publishers. We will continue to attempt to enter into additional publisher agreements to expand our target audience. We can provide no assurances that our efforts to expand our third party publisher network will be successful on terms satisfactory to us, if at all, and if we are unable to do so, our results of operations might suffer.

The location-based mobile marketing industry is relatively new and our competition may become extensive. In 2008, we became an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the location-based mobile advertising industry. In March 2013, we purchased the mobile advertising technology from our licensor. In 2011, we started transforming our company into a location-based mobile mall marketing enterprise with the formation of our Mobiquity Networks subsidiary. Currently, we have not generated significant revenue from this new and unproven segment of our business as our proximity marketing revenues totaled $149,500 and $162,500 for the years ended December 31, 2014 and 2013, respectively. While we intend to market our Mobiquity devices as a differentiated and advantageous mobile technology to attempt to capitalize on our location-based mobile mall network footprint, we can provide no assurances that Mobiquity will generate substantial advertising revenues to support operations or that our location-based mobile mall network can successfully compete with large, medium and small competitors that are in (or may enter) the proximity marketing industry with substantially larger resources and management experience. If our Mobiquity technology is unsuccessful for any reason in the marketplace, our business would be substantially harmed.

We expect to derive a substantial portion of our future revenues from our principal technology, which leaves us subject to the risk of reliance on such technology. Further, our principal technology is subject to pending patent applications which could be rejected by the United States Patent and Trademark Office. We expect to derive substantially all of our future revenues from our Mobiquity location-based mobile advertising technology. As such, any factor adversely affecting our ability to offer and implement our solution to new customers, including regulatory issues, market acceptance, competition, performance and reliability, reputation, price competition and economic and market conditions, would likely harm our operating results. Also, we may be unable to develop our principal technology, which would also harm our operating results. Moreover, in spite of our efforts related to the registration of our technology with the United States Patent and Trademark Office, if patent protection is not available for our principal technology because of rejection of our patent applications, the viability of our Mobiquity offering would likely be adversely impacted to a significant degree, which would materially impair our business prospects and results of operations.

If our Mobiquity technology fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the technology, and we may have insufficient resources to do so. Our Mobiquity technology is designed to address an evolving marketplace and must comply with current and evolving customer requirements in order to gain market acceptance. There is a risk that we will not meet anticipated customer requirements or desires, including those of our key property licensor, Simon Property Group. If we are required to redesign our technologies to address customer demands or otherwise modify our business model, we may incur significant unanticipated expenses and losses, and we may be left with insufficient resources to engage in such activities. If we are unable to redesign our technology, develop new technology or modify our business model to meet customer desires or any other customer requirements that may emerge, our operating results would be materially and adversely affected.

If we fail to respond quickly to technological developments, our service may become uncompetitive and obsolete. The location-based mobile advertising market in which we plan to compete are expected to experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new improvements. If we are unable to respond quickly to these developments, we may lose competitive position, and our technologies may become uncompetitive or obsolete, causing revenues and operating results to suffer. In order to compete, we may be required to develop or acquire new technology and improve our existing technology and processes on a schedule that keeps pace with technological developments. We must also be able to support a range of changing customer preferences. For instance, our shopping mall customers may have different requirements from universities or other users of our technology and solution, and thus we may be required to adopt our platform to accommodate the different customers. We cannot guarantee that we will be successful in any manner in these efforts.

We cannot predict our future capital needs and we may not be able to secure additional financing.  Between January 2013 and December 2014, we raised approximately $11.5 million in private equity and debt financing to support our transformation from an integrated marketing company to an advertising technology company. Since we might be unable to generate recurring or predictable revenue or cash flow to fund our operations, we will likely need to seek additional equity or debt financing even following the offering to provide the capital required to maintain or expand our operations. We may also need additional funding for developing products and services, increasing our sales and marketing capabilities, promoting brand identity, and acquiring complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes.  We cannot predict our future capital needs with precision, and we may not be able to secure additional financing on terms satisfactory to us, if at all.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings or other financing alternatives, as well as through sales of common stock to Aspire Capital under the purchase agreement which we intend to terminate upon the completion of the offering. Additional equity or debt financing may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing operational development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations. Failure to secure additional financing on favorable terms could have severe adverse consequences to us.

Our financing arrangement with Aspire Capital could be particularly dilutive and uncertain. In March 2014, we entered into a purchase agreement with Aspire Capital as a source of funding for up to $15 million and filed a registration statement with the Securities and Exchange Commission to register for sale the resale of 15,000,000 shares, including 2,000,000 shares which have already been issued. The prices at which we may sell shares to Aspire Capital are not fixed and are based on current market prices although they are subject to a floor. Therefore, if we elect to utilize this funding mechanism when our share price is low, the dilutive impact of such funding would be more significant than if we raised funds at higher prices. Moreover, the extent to which we utilize the purchase agreement with Aspire Capital as a future source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not affect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $.15 per share. Even if we are able to access the full $15 million under the purchase agreement, we may still need additional capital to fully implement our business, operating and development plans. In the event that our proposed offering is completed through National Securities, we intend to terminate our financing arrangement with Aspire Capital.

Our future performance is materially dependent upon our management and their ability to manage our growth. Our future performance is substantially dependent upon the efforts and abilities of members of our existing management, particularly Thomas Arnost, Executive Chairman, Dean L. Julia, Co-Chief Executive Officer, Michael Trepeta, Co-Chief Executive Officer, Paul Bauersfeld, our Chief Technology Officer, and Sean Trepeta, President of Mobiquity Networks. This is particularly the case as we seek to ramp up our newer location-based mobile advertising network business in 2015 and beyond. Mr. Arnost has a three-year employment agreement with us expiring in 2017. Dean L. Julia and Michael Trepeta each have five-year employment agreements which renew for an additional one year if not terminated on or before December 30th of the prior calendar year. Mr. Bauersfeld and Sean Trepeta is each an employee at will. The loss of the services of the aforementioned key persons could have a material adverse effect on our business. We currently lack "key man" life insurance policies on any of our officers or employees. Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel. The number of management personnel is currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

If our management team does not remain with us in the future, our business, operating results and financial condition could be adversely affected. Our future success depends in large part on our current senior management team and our ability to attract and retain additional high-quality management and operating personnel. Our senior management team’s in-depth knowledge of and deep relationships with the participants in our industry are extremely valuable to us. Our business also requires skilled technical and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business, could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. We also have a number of employees who were granted stock options over the past few years that have an exercise price per share that is significantly lower than the current fair market value. If we are successful as a public company, of which there can be no assurances, these employees may choose to exercise their options and sell the shares, recognizing a substantial gain. As a result, it may be difficult for us to retain such employees.

If we are unable to attract additional management and sales representatives, or if a significant number of our manager or sales representatives leave us, our ability to increase our net revenues could be negatively impacted. Our ability to expand our business will depend, in part, on our ability to attract additional management and sales representatives. Competition for qualified managers and sales representatives can be intense, and we may be unable to hire additional team members when we need them or at all. Any difficulties we experience in attracting additional managers or sales representatives could have a negative impact on our ability to expand our retailer base, increase net revenues and continue our growth. In addition, we must retain our current management and sales representatives and properly incentivize them to obtain new relationships. If a significant number of our managers and sales representatives were to leave us, our net revenues could be negatively impacted. In certain circumstances, we have entered into agreements with our managers and sales representatives that contain non-compete provisions to mitigate this risk, but we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our current managers or sales representatives could also increase our recruiting costs and decrease our operating efficiency, which could lead to a decline in our net revenues and profitability.

We presently do not hold any issued patents, and we will need to protect our intellectual property which we acquired from FuturLink and which we are developing on our own. In 2013, we acquired our proximity marketing intellectual property consisting of patent applications, source codes and trademark(s) from our licensor, FuturLink. However, we do not own the rights to any issued patents. The patent applications acquired related to the hardware and associated process for identifying and acquiring connections to mobile devices and the process for delivering select content to users on an opt-in basis, but it is possible that no patents will issue from these applications, which could prevent us from realizing the full benefits of the underlying inventions. Additionally, significant “know how” was acquired with respect to managing remote hardware across a large physical network. We expect to leverage the hardware and software included in our purchase to expand our mall-based footprint in the United States, and should we lose access to this technology, our business prospects could be harmed. Also, since we acquired this technology, we have further developed our ability to manage large networks of hardware to include beacon technology, and we have expanded campaign management tools to optimize them to meet the demands of our customers. Importantly, we have also developed a proprietary method for encrypting and decrypting the beacon signals on a rolling basis to ensure that our beacon network remains fully secure and exclusively for the beneficial use of our clients.

We believe our intellectual property, much of which is only protected through trade secrets and could potentially be misappropriated by others, gives us a lead in the industry with respect to the sophisticated management of large-scale network deployments and campaign management. However, there is a risk that competitors with large financial resources will adapt and make changes that may overcome our perceived advantage. Most beacon providers focus on single-store applications and are not capable of managing beacons across multiple locations, much less manage a public network that will be accessed by multiple advertisers versus a single retailer. Our network-focused platform approach is a key selling tool when presenting our capabilities to property owners, such as mall developers, who understand the challenge associated with managing a large number of hardware solutions across hundreds of properties. However, there is a risk that we will be unable to protect our trade secrets from being misappropriated by others. In the event patents are granted, our intellectual property positions could be challenged, invalidated, circumvented or expire or we could fail to protect our future intellectual property through unsuccessful litigation. Any failure to protect our intellectual property, could adversely affect our business, and our future prospects depend in part on our ability to defend our intellectual property rights, which we may be unable to do for cost or technological reasons.

In addition, third parties may seek to challenge, invalidate or circumvent our intellectual property rights. Moreover, our intellectual property positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our intellectual property rights. Also, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing our proprietary rights in certain territories. Intellectual property disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products and/or services, which could damage our business if this should occur.

Our Mobiquity solution contains and is dependent upon open source software, which may pose particular risks to our proprietary software and solutions. We use open source software in our solutions and will use open source software in the future. Some licenses governing our use of open source software contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in certain manners. Although we monitor our use of open source software, we cannot assure you that all open source software is reviewed prior to use in our solutions, that our programmers have not incorporated open source software into our solutions, or that they will not do so in the future. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions. In addition, the terms of open source software licenses may require us to provide software that we develop using such open source software to others on unfavorable license terms. As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

We rely on information technology to operate our business and maintain competitiveness, and any failure to adapt to technological developments or industry trends could harm our business. We depend on the use of information technologies and systems. As our operations grow in size and scope, we will be required to continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our solutions in response to competitive services and product offerings. The emergence of alternative platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.

If we fail to respond quickly to technological developments, our technology may become uncompetitive and obsolete. The mobile advertising market is expected to experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to respond quickly to these developments, we may lose competitive position, and our solutions or technologies may become uncompetitive or obsolete, causing revenues and operating results to suffer. In order to compete, we may be required to develop or acquire new products or technologies and improve our existing technologies and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum and designers and designer expertise in our industry. We must also be able to support a range of changing customer preferences. We cannot guarantee that we will be successful in any manner in these efforts, and our inability to do so could cause our business to suffer.

Our technology and associated business processes may contain undetected errors, which could limit our ability to provide our services and diminish the attractiveness of our offerings. Our Mobiquity technology may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our technology or the systems incorporating our technology may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our solution, impair the reputation of our brand and diminish the attractiveness of our product offerings to our customers.  In addition, we may utilize third party technology or components in our products and we rely on those third parties to provide support services to us. Failure of those third parties to provide necessary support services could materially adversely impact our business.

Interruptions or delays in service from key third parties could impair the delivery of our Mobiquity solutions and harm our business. Our Mobiquity business relies on bandwidth providers, internet service providers and mobile networks to deliver content. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our service. These providers may be vulnerable to damage or interruption from break-ins, computer viruses, denial-of-service attacks, acts of terrorism, vandalism or sabotage, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. The occurrence of any of these events, a decision to close applicable facilities without adequate notice or other unanticipated problems could result in loss of data, lengthy interruptions in the availability of our services and harm to our reputation and brand. We have not adequately developed disaster recovery arrangements, thus leaving us at risk for disasters or similar events. As we depend on continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business, if we lose the services of one or more of our bandwidth providers for any reason or if their services are disrupted, we could experience disruption in our services or we could be required to retain the services of a replacement bandwidth provider, which could increase our operating costs and harm our business and reputation.

Our Ace Marketing subsidiary has substantial competition in all facets of its business and for the year ended December 31, 2014, Ace Marketing had 20.5% of its revenues from one principal customer.   Our Ace Marketing integrated marketing subsidiary, which subsidiary is currently responsible for substantially all of our operating revenue, has substantial competition in all facets of its business, with no single company dominating this market. For the year ended December 31, 2014, Ace Marketing had 20.5% of its revenues from one principal customer. The loss of this customer by Ace Marketing could adversely affect our results of operations. This subsidiary competes within the industry on the basis of service, competitive prices, personnel relationships and competitive commissions to our sales representatives to sell promotional products for us rather than our competitors. Competitors’ advantages over us may include better financing, greater experience, lower margins and better personal relationships than us. In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.

Because we do not manufacture the promotional products we distribute, we are dependent upon third parties for the manufacture and supply of our promotional products.   Our Ace Marketing subsidiary obtains all of our promotional products from third-party suppliers, both domestically and overseas primarily in China. We submit purchase orders to our suppliers who are not committed to supply products to us. Therefore, suppliers may be unable to provide the products we need in the quantities we request.  Because we lack control of the actual production of the promotional products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely cost effective basis. There is no guarantee that we will be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of our products would have an adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.

We entered into a convertible promissory note which is secured by all of our assets. This note has a current maturity date of December 12, 2014, but the noteholder has the right to call the Note at any time, which could adversely affect our liquidity and capital resources. On June 12, 2012, we entered into a secured convertible promissory note due December 12, 2013 in the amount of $350,000 with TCA Global Credit Master Fund L.P. This note is secured by all of our assets. On December 12, 2013, Thomas Arnost our Executive Chairman, purchased the $350,000 Note from TCA (which principal amount has been reduced to $322,000) and, subsequently entered into an agreement with us to extend the due date of the note until December 12, 2014 and again he extended the due date to December 31, 2015, subject to his right to call the note at any time, in addition to certain other conditions. The payment of this Note at maturity or earlier if accelerated by Mr. Arnost at his sole discretion could come at a time when it would not be advantageous to us and could materially adversely affect our liquidity and capital resources. We can provide no assurances that we will be able to meet our obligations under the note. Upon the completion of the offering, we intend to retire this note from the proceeds of the offering, subject to Mr. Arnost’s conversion rights.

Changes in consumer sentiment or laws, rules or regulations regarding tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect data on consumer shopping behavior. The collection and use of electronic information about user is an important element of our Mobiquity technology and solutions. However, consumers may become increasingly resistant to the collection, use and sharing of information, including information used to deliver advertising and to attribute credit to publishers in performance marketing programs, and take steps to prevent such collection, use and sharing of information. For example, consumer complaints and/or lawsuits regarding advertising or other tracking technologies in general and our practices specifically could adversely impact our business. In addition to this change in consumer preferences, if retailers or brands perceive significant negative consumer reaction to targeted advertising or the tracking of consumers’ activities, they may determine that such advertising or tracking has the potential to negatively impact their brand. In that case, advertisers may limit or stop the use of our solutions, and our operating results and financial condition would be adversely affected.

Our business practices with respect to data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. We strive to comply with all applicable laws, regulations, self-regulatory requirements and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with federal, state or international laws or regulations, including laws and regulations regulating privacy, data security, marketing communications or consumer protection, or other policies, self-regulatory requirements or legal obligations could result in harm to our reputation, a loss in business, and proceedings or actions against us by governmental entities, consumers, retailers or others. We may also be contractually liable to indemnify and hold harmless performance marketing networks or other third parties from the costs or consequences of noncompliance with any laws, regulations, self-regulatory requirements or other legal obligations relating to privacy, data protection and consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any such proceeding or action, and any related indemnification obligation, could hurt our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability.

As we develop and provide solutions, we may be subject to additional and unexpected regulations, which could increase our costs or otherwise harm our business. As we develop and provide solutions that address new market segments, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. From time to time, we may be notified of or otherwise become aware of additional laws and regulations that governmental organizations or others may claim should be applicable to our business. Our failure to anticipate the application of these laws and regulations accurately, or other failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our net revenues to decrease, our costs to increase or our business otherwise to be harmed.

We rely on information technology to operate our business and maintain competitiveness, and any failure to adapt to technological developments or industry trends could harm our business. We depend on the use of information technologies and systems. As our operations grow in size and scope, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our solutions in response to competitive services and product offerings. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.

Government regulation of the Internet, e-commerce and m-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations. We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company. Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. We have a limited accounting and finance staff, and such staff has relatively limited experience in operating the accounting function of a growing public company. As such, we may be unable to effectively establish, implement and update our internal control systems. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives. Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if properly in place, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely affect our business, reputation, stock price and results of operations.

Risks Relating To An Investment In Our Common Stock

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

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common shares to drop significantly, even if our business is doing well. As of the filing date of this Form 10-K, substantially all of the outstanding shares of common stock are part of the public float or can be sold under Rule 144 of the Securities Act of 1933, as amended. Sales of a substantial number of our common shares in the public market, or the perception in the market that the holders of a large number of shareholders intend to sell shares could reduce the market price of our common shares.

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

We lack an established trading market for our common stock, and you may be unable to sell your common stock at attractive prices or at all.  There is currently a limited trading market for our common stock on the OTCQB under the symbol "MOBQ." There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. As a result, we cannot assure you that you will be able to sell your common stock at attractive prices or at all. In connection with the proposed offering, we intend to apply for listing of our common stock on NYSE MKT. Although we believe that the offering and an exchange listing would improve the liquidity of our common shares, there can be no assurance that an active public market for our common shares will develop or be sustained.

If we become listed on NYSE MKT, we will be unable to access equity capital without shareholder approval if such equity capital sales would result in dilution above regulatory thresholds, and consequently we may be unable to obtain financing sufficient to sustain our business if we are unsuccessful in soliciting requisite shareholder approvals. If our common stock becomes listed on NYSE MKT, we would will be subject to rules requiring shareholder approval for certain capital raising transactions. The operation of these rules could limit our ability to raise capital through issuance of shares or convertible securities without jeopardizing our listing status. If we were to violate such rules, our company would be subject to delisting from NYSE MKT and share prices and trading volumes would likely suffer.

If we do not meet the continued listing standards of NYSE MKT our liquidity and share price may suffer. If our common stock is approved for listing on NYSE MKT, of which there can be no assurances given, there also is no assurance that our company will be able to continue to meet all necessary requirements for listing on NYSE MKT, as the NYSE MKT may suspend trading in, or remove our listing from trading, if in the opinion of the Exchange our financial condition and/or operating results appear to be unsatisfactory to the Exchange or if we fail to comply with the listing agreements with the Exchange; therefore, there is no assurance that our common shares will continue to trade on a national securities exchange. At any time when our shares do not trade on a national exchange, liquidity may be reduced and our stock price could decline.

The market price for our common stock may be highly volatile. The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

•	quarterly fluctuations of operating results due to the seasonality of our Mobiquity Networks mall-based business;

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	our financial condition, results of operations and prospects;

•	any future issuances of our common stock, which may include primary offerings for cash, and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities, which could cause a recession or downturn in the U.S. economy.

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

Our stockholders recently approved, at its sole discretion, for purposes of an uplisting to implement a reverse stock split in connection with our proposed offering, which reverse stock split if implemented could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business. There are a number of risks associated with the reverse stock split that we expect to effect prior to the effectiveness of our proposed offering, including that the reverse stock split may not result in a sustained increase in the per share price of our common shares. We cannot predict whether the reverse stock split will increase the market price for our common shares on a sustained basis. The history of similar stock split combinations for companies in like circumstances is varied, and we cannot predict whether:

•	the market price per share of our common shares after the reverse stock split will result in a sustained rise in proportion to the reduction in the number of shares of our common shares outstanding before the reverse stock split, i.e., that the post-split market price of our common shares will equal or exceed the pre-split price multiplied by the split ratio;

•	the reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;

•	the reverse stock split will result in a per share price that will increase our ability to attract and retain employees and other service providers;

•	the market price per share will equal or exceed the price required to qualify for initial listing or remain in excess of the minimum bid price as required by NYSE MKT for initial listing; or

•	that we will otherwise meet the requirements of NYSE MKT for continued inclusion for trading on NYSE MKT.

In addition, the reverse stock split will reduce the number of shares available in the public float and this may impair the liquidity in the market for our common shares on a sustained basis, which may in turn reduce the value of our common shares. We may in the future undergo one or more additional forward stock splits, stock dividends and/or reverse stock splits. If we issue additional shares in the future, it will likely result in the dilution of our existing shareholders.

Executive directors and executive officers have a material level of control over us, which could delay or prevent a change in our corporate control favored by our other stockholders. As of the date of this Form 10-K, our directors and executive officers beneficially own, in the aggregate, approximately 25.6% of our outstanding common stock. These figures include potential future exercises of outstanding options or warrants into shares of common stock. The interests of our current directors and executive officers may differ from the interests of other stockholders. As a result, these current directors and officers could have the ability to exercise material influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets and material financing transactions;

•	election of directors;

•	adoption of or amendments to stock option plans;

•	amendment of charter documents; or

•	issuance of “blank check” preferred stock.

Our certificate of incorporation grants our board of directors the authority to issue a new series of preferred stock without further approval by our shareholders, which could adversely affect the rights of the holders of our common shares. Our board of directors has the power to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the power to issue preferred stock without further shareholder approval, subject to applicable listing regulations. As a result, our board of directors could authorize the issuance of new series of preferred stock that would grant to holders thereof certain preferred rights to (i) our assets upon liquidation: (ii) receive dividend payments ahead of holders of common shares; (iii) and the redemption of the shares, together with a premium, prior to the redemption of our common shares. In addition, our board of directors could authorize the issuance of new series of preferred stock that is convertible into our common shares, which could decrease the relative voting power of our common shares or result in dilution to our existing shareholders

Research analysts do not currently publish research about our business, limiting information available to shareholders, and if this continues to be the case or if analysts do publish unfavorable commentary or downgrade our common shares it could adversely affect our stock price and trading volume. The trading market for our common shares will depend, in part, on the research and reports that research analysts publish about us and our business and industry. The price of our common shares could decline if one or more research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common shares could decrease, which could cause our stock price or trading volume to decline.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance. As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our management team is relatively inexperienced in complying with these requirements, which may lead to errors in our accounting and financial statements and which may impair our operations. This inexperience may also increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

We may be subject to shareholder litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations. The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price may continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may become the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

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

Our common stock may be considered “penny stock” and may be difficult to trade. The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock may be less than $5.00 per share and, therefore, may be designated as a “penny stock” according to SEC rules, unless our common shares are trading on a national exchange. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their common shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In February 2012, we entered into a 63-month lease agreement for new executive office space of approximately 4,200 square feet located at 600 Old Country Road, Suite 541, Garden City, NY 11530. The annual rent under this office facility for the first year is estimated at $127,000, including electricity, subject to an annual increase of 3%. In the event of a default in which the company is evicted from the office space, Mobiquity would be responsible to the landlord for an additional payment of rent of $160,000 in the first year of the lease, an additional payment of $106,667 in the second year of the lease and an additional payment of rent of $53,333 in the third year of the lease. Such additional rent would be payable at the discretion of the company in cash or in shares of common stock of our company.

We lease approximately 2,000 square feet of space, expired in November 2014, at an annual cost of approximately $28,600 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738. We are currently on a month to month basis with a 5% increase in rents.

In March 2013, we entered into a two-year lease for approximately a 1,200 square foot facility of office and warehouse space in Barcelona, Spain, at monthly cost of approximately $2,200. We are currently negotiating an extension to this lease and expect to extend this lease on a month-to-month basis.

In March of 2014, we entered into a month to month lease agreement for approximately 400 square foot office space located in Manhattan, NY, at a monthly cost of $3,700.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

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

Quarters Ended	High	Low
March 31, 2014	$.78	$.40
June 30, 2014	.60	.35
September 30, 2014	.65	.35
December 31, 2014	.45	.23
March 31, 2013	.50	.20
June 30, 2013	.60	.35
September 30, 2013	.55	.33
December 31, 2013	.53	.32

The closing sales price on December 31, 2014 was $.33 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

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

As of December 31, 2014, the record date of our last special meeting of stockholders, there were 158 holders of record of our common stock and approximately 566 additional beneficial holders of our common stock held in street name on September 23, 2014, the date of our last special meeting of stockholders. Our transfer agent is Continental Stock Transfer & Trust company, 17 Battery Place, 8th Floor, New York, NY 10004.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

In fiscal 2014, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – March 2014	Common Stock and Class BB Warrants	6,687,669 shares and 3,433,839 warrants	$1,975,300; cash compensation was paid in the amount of $85,000.	Rule 506	Warrants exercisable at $.50 per share through December 15, 2017

February 2014	Common Stock	260,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

March 2014	Common Stock Warrants	535,000 warrants	Services rendered; no commissions paid	Section 4(2)	Not applicable

April 2014	Common Stock	2,000,000 shares (1)	$500,000; no commissions paid	Section 4(2)	Not applicable

April 2014	Common Stock Warrants	1,000,000 Warrants	Services rendered	Section 4(2)	Five-year warrant exercisable at $.55 per share through April 2019

May 2014	Common Stock	184,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

June 2014 and Dec. 2014	Common Stock	87,500 shares(3)	Services rendered; no commissions paid	Section 4(2)	Not applicable

July 2014	Common Stock And Warrants	2,000,000 shares and 1,000,000 warrants	$1,000,000; no commissions paid	Section 4(2) and Rule 506	Warrants, exercisable at $1.00 per share through July 2019.

July 2014	Debentures and Warrants	$250,000 in Principal and 125,000 warrants and 25,000 shares issued to placement agent.	$250,000; $17,500 in commissions paid	Section 4(2) and Rule 506	Warrants exercisable at $1.20 per share through July 2017

September- December 2014	Common Stock	385,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

November – December 2014	Promissory Notes	$2,050,000 in principal (2)	$2,050,000; no commissions paid	Section 4(2)	Not applicable

23

(1)

We entered into a Common Stock Purchase Agreement with Aspire Capital. We received $500,000 at $.50 per share as an initial purchase of shares pursuant to said agreement. An additional 1,000,000 shares were issued as a commitment fee. Said 2,000,000 shares were initially issued as restricted shares but were subsequently registered for resale pursuant to a Registration Statement effective April 28, 2014.

(2)	In November 2014, Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in November 2016 with interest at the rate of 4% per annum. In December 2014, the Clyde Berg 2011 CRT with Carl Berg as Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in December 2016 with interest at the rate of 4% per annum. We have an agreement with the Bergs to loan us an additional $500,000 on the same terms. These monies were received by us in January 2015. Carl Berg is the brother of Clyde Berg. In December 2014, Clyde Berg exercised warrants to purchase 500,000 shares of our common stock at an exercise price of $.30 per share. For a description of certain transactions in securities which may occur or have occurred see the section entitled “Agreement with Carl E. Berg” under “Certain Relationships and Related Party Transactions.” On December 29, 2014, Clyde Berg’s daughter loaned us $50,000 pursuant to a two-year note. The principal and accrued interest thereon is convertible at any time by the noteholders into shares of common stock at a conversion price of $.50 per share. For every $1.00 of principal and accrued interest thereon converted, the noteholder will also receive a five-year warrant to purchase one share of common stock at an exercise price of $1.00 per share. Exemption from registration is claimed for all of the aforementioned transactions with the Bergs and their trusts under Section 4 of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

(3)	87,500 shares issued to Cavu Securities in February 2015 pursuant to an agreement entered into on May 15, 2014.

In 2014, we granted options to purchase 10,035,000 shares under our stock option plans to employees, officers, directors and consultants. We intend to file a Form S-8 to register the 2009 Plan with the SEC under the Securities Act, as our 2005 Plan was previously registered.

RECENT PURCHASES OF SECURITIES

In 2014, we have had no repurchases of our Common Stock.

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

Overview

We operate a national location-based mobile advertising network that has developed a consumer-focused proximity network which we believe is unlike any other in the United States. Our integrated suite of proprietary location based mobile advertising technologies allows clients to execute more personalized and contextually relevant experiences, driving brand awareness and incremental revenue.

We have installed our location-based mobile advertising solutions in approximately 240 retail destinations across the U.S. to create "smart malls" using Bluetooth-enabled iBeacon compatible technology. We plan to expand our mall footprint into the common areas of other malls and outside the malls with additional synergistic venues that will allow for cross marketing opportunities in such venues as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

We believe that our Mobiquity Networks business represents our greatest growth opportunity going forward. This business unit is well positioned as a result of our early mover status and novel technology integration to address a rapidly growing segment of the digital advertising market – location based mobile marketing. We expect that Mobiquity Networks will generate the majority of our revenue by the end of 2015, although no assurances can be given in this regard. For additional information on our business, see “Item 1.”

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

REVENUE RECOGNITION – Ace Marketing’s revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is recognized on a gross basis since Ace Marketing has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Advance payments made by customers are included in customer deposits. Ace Marketing records all shipping and handling fees billed to customers as revenues and related costs as cost of goods sold, when incurred. Additional source of revenue, derived from emails/texts directly to consumers are recognized under contractual arrangements. Revenue from this advertising method is recognized at the time of service provided.

REVENUE RECOGNITION – Mobiquity Networks. Mobiquity has three avenues of income with our beacon platform, Bluetooth Push and Wi-Fi. Revenue is realized with the signing of the advertising contract. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which is expected to be of short duration periods. Revenue is recognized the same way for the three mobile solutions. The first option to earn revenue with the beacon platform is for customers to contract for advertising campaigns, on our platform, either directly through their own app or through various third party apps. The second option to earn revenue is through a revenue share with advertising exchanges and networks that deliver advertising campaigns to their customers based on our real-time location signal data. The third option would be through selling our historical data to data management platform companies.

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

Plan of Operation

Our goal is to enhance the shopper experience with retail customers by providing valuable and relevant content in real-time based on location. We achieve this goal by providing our customers (such as retailers, brands, and the entertainment industry) with a highly targeted form of mobile marketing engagement. Our platform enables interaction and advertising based on time, location and personalization to create the most effective campaigns/experiences possible, in a way that is not possible without our network. We connect fans and brands in the retail space by increasing individual retail location app usage and driving foot traffic to such individual retail locations. We have deployed our Mobiquity hardware solutions in 240 Simon malls in the United States. As we complete the expansion of our mall footprint in March, 2015, we will expand our sales and marketing human resource capability to focus on generating revenue over our network. Our sales and marketing team will be seeking to generate revenue over our network through five primary verticals:

•	Retailers, Brands and Apps relevant to the shopping experience.
•	Shopping/Coupon related Apps with relevant offers.
•	Entertainment Apps relevant to the shopper demographic.
•	Advertising Networks and Exchanges serving location relevant ads.
•	Data Analytic and Social Media Apps requesting real-time location based signal.

We plan to expand on our current mall footprint into the common areas of other malls and outside malls with additional synergistic venues that will allow for cross marketing opportunities. Such venues include but are not limited to; stadiums, arenas, college campuses, airports and retail chains. The purpose of this type of expansion will be to create a unified network that will allow relevant beacon companies the opportunity to become part of the Mobiquity network. They may find it advantageous to become part of our network, so they will have the ability to drive traffic into their stores. We also plan to build a Private Ad Exchange that will allow for programmatic buying where advertisers will be given permission to engage with shoppers through the Mobiquity network. Additionally, we plan to add other mobile services and plug-ins such as; loyalty programs, indoor mapping, security and mobile payments.

Results of Operations

Year Ended December 31, 2014 versus Year Ended December 31, 2013

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31
	2014	2013
Revenue	$3,257,950	$3,157,532
Cost of Revenues	2,104,203	2,142,162
Gross Profit	1,153,747	1,015,370
Operating Expenses	11,086,616	6,877,283
Loss from operations	(9,932,869)	(5,861,913)
Net Loss	(10,506,099)	(6,088,733)
Other comprehensive income (loss)	(3,504)	(1,268)
Net comprehensive loss	(10,508,603)	(6,087,465)
Net (Loss) per common Share	(.17)	(.14)
Weighted average common Shares outstanding	61,664,457	42,438,849

We generated revenues of $3,257,950 in fiscal 2014 compared to $3,157,532 in the same period for fiscal 2013, an increase in revenues of $100,418. As our mall network has only recently been constructed and is being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues. In 2015, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the expectation that advertisers will begin to utilize our mall network.

Cost of revenues was $2,104,203 or 64.6% of revenues in fiscal 2014 compared to $2,142,162 or 67.8% of revenues in the same fiscal period of fiscal 2013. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The decrease in cost of revenues of $37,959 in 2014 is related to volume and product mix of the products our customers purchased.

Gross profit was $1,153,747 for fiscal 2014 or 35.4% of net revenues compared to $1,015,370 in the same fiscal period of 2013 or 32.2% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been constructed and is currently being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $11,086,616 for fiscal 2014 compared to $6,877,283 in the comparable period of the prior year, an increase of approximately $4,209,333. Such operating costs include payroll and related expenses, commissions, insurance, rents, fee payments to Simon Property Group, professional (consulting) and public awareness fees. The $4,208,333 increase in operating expenses was primarily due to the following:

•	Approximately $620,000 in increased fees paid to Simon Property Group;

•	Approximately $900,000 in salaries and payroll taxes paid to 10 new employees;;

•	Approximately $600,000 in hardware, software and installation expenses associated with our mall network expansion;

•	Approximately $100,000 in interest costs as it pertains to letters of credit issued in connection with our agreement with Simon Property Group; and

•	Approximately $486,000 increase in fees paid for professional services

•	Approximately $322,000 on non-cash extinguishment of debt.

•	Approximately $1,285,000 increase in non-cash based compensation. It should be noted that non-cash based compensation for 2014 included an expense value of $1,194,000, which pertained to our Co-Chief Executive Officers exchanging a total of 3 million options of Mobiquity Networks exercisable at $.01 per share for 3 million options of our parent corporation at an exercise price of $.30 per share. This exchange was necessitated in order for Mobiquity Networks to remain a wholly-owned subsidiary.

The net loss for 2014 was ($10,506,099) as compared to ($6,088,733) for the comparable period of the prior year. As a result of other comprehensive income (losses) totaling ($3,504) and $1,268, for 2014 and 2013 respectively, our net comprehensive loss for 2014 was $10,509,603 as compared to $6,087,465 for the comparable period of the prior year. The increase in operating loss is attributable to the focused effort in creating the infrastructure required to move forward with the mall network, and the hiring of additional Company personnel to provide information technology support, sales and office employees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,654,171 at December 31, 2014.

Cash used by operating activities for the year ended December 31, 2014 was $5,878,741. This resulted from a net loss of $10,506,099, partially offset by non-cash expenses, including depreciation and amortization of $274,896, stock based compensation of $3,117,807, stock issued for services of $366,541 and loss on the extinguishment of debt of $322,000. Additionally, working capital components of current assets and current liabilities, to the exclusion of cash, provided $546,114. Cash used in investing activities amounted to $30,657, which funds were used to acquire property and equipment. Cash provided by financing activities of $5,826,084 was the result of the sale of our company common stock in the amount of $3,276,310, net of offering costs and proceeds from loans in the amount of $2,300,000, additional financing activities net of $249,774.

Cash used by operating activities for the year ended December 31, 2013 was $3,693,898. This resulted from a net loss of $6,087,465, partially offset by non-cash expenses, including depreciation and amortization of $289,289, stock based compensation of $1,765,074, amortization of deferred financing costs of $51,624 and recognition of beneficial conversion feature of $116,667. Additionally, working capital components of current assets and current liabilities, to the exclusion of cash, provided $170,913. Cash used in investing activities amounted to $309,611, which funds were used to acquire property and equipment primarily for purchases of proximity marketing boxes.  Cash provided by financing activities of $5,380,632 was the result of the sale of our company common stock, net of offering costs.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our Company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2015 and beyond until cash flow from our proximity marketing operations become substantial.

Recent Financings

Since January 1, 2013, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

During 2013	$5,562,816	Issued 19,125,000 common shares and warrants to purchase 9,562,000 shares
January/February 2014	$2,060,300	Issued 6,867,669 common shares and warrants to purchase 3,433,339 shares
March 2014	$500,000	Issued 2,000,000 common shares.
July 2014	$1,000,000	Issued 2,000,000 shares and warrants to purchase 1,000,000 shares
July 2014	$250,000	Issued convertible note in the principal amount of $250,000 and warrants to purchase 125,000 shares
November 2014 (1)	$1,000,000	Issued two-year promissory note in the principal amount of $1,000,000
December 2014 (1)	$1,050,000	Issued two-year promissory note in the principal amount of $1,050,000
January 2015 (1)	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015 (1)	$850,000	Issued two-year promissory note in the principal amount of $850,000

________________

(1)	See “Item 13.”

Agreement with Carl E. Berg

On December 15, 2014, we entered into a letter agreement with Carl E. Berg. The agreement recognized that Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, and Clyde Berg 2011 CRT, Carl Berg Trustee, will have provided $2.5 million of unsecured loans to us between November and December 2014. Pursuant to said letter agreement, we agreed that these unsecured loans may be sold, assigned or transferred to Clyde J. Berg, Carl E. Berg and/or Kara Ann Berg or any entity controlled by any of the aforementioned individuals in a combination of the aforementioned persons or entities. This letter agreement, as amended, provides that if Mr. Carl E. Berg or any permitted transferee purchases or otherwise acquires the $2.5 million of unsecured notes, that these notes shall be convertible at any time prior to maturity or redemption thereof at a conversion price of $.50 per share. For every $1.00 in principal converted, a five-year warrant to purchase one additional share of common stock at an exercise price of $1.00 per share will be issued. In the event that $2.5 million is timely converted on or before June 30, 2015, we will also issue as a bonus warrants to purchase 1,000,000 shares of common stock, exercisable at $.50 per share over a five year period from the date of issuance. We also agreed to grant Mr. Berg the right to lend us up to an additional $7.5 million of optional loans on the same terms and conditions described above on or before June 30, 2015, $850,000 of which was received by us in February 2015. In the event such optional loan is converted into common stock on or before June 30, 2015, we will also issue as an additional bonus warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $.50 per share from the date of issuance. All bonus warrants contain cashless exercise provisions. The 2,000,000 bonus warrants described above assumes full funding of the $7.5 million optional loans and 100% conversion on or before June 30, 2015. In the event the amount of optional loans is less than an aggregate of $7.5 million converted prior June 30, 2015, then the bonus warrants to purchase an aggregate of 2,000,000 shares will be proportionately reduced. In summary, in the event all $10 million is provided to us, including an additional $7.5 million on a timely basis, subject to our right of acceptance or rejection in our sole discretion, and all loans are timely converted on or before June 30, 2015, we will have issued 20 million shares of common stock, 10 million warrants to purchase shares of common stock at an exercise price of $1.00 per share, plus five year bonus warrants to purchase 3,000,000 shares of our common stock at an exercise price of $.50 per share with cashless exercise provisions pertaining to the bonus warrants. Also, in the event the $10 million of funding is completed, Mr. Berg has the right to appoint one independent member to the board, which nominee will be subject to normal background checks.

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

Assignment of Secured Promissory Note

In December 2013, Thomas Arnost, a director of Mobiquity, purchased from TCA Global Credit Master Fund, the Company’s outstanding convertible promissory note in the amount of $350,000. Subsequently Mr. Arnost and the Company agreed to fix the conversion price of the note at $.30 per share, extend the due date of the Note to June 12, 2014, which was subsequently extended to December 22, 2014 and again extended to December 31, 2015, subject to Mr. Arnost’s right to call the note at any time in his sole discretion, and increase the interest rate to 15% per annum. The Company has the right to prepay the note, subject to Mr. Arnost’s right of conversion.

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

Item 8.  Financial Statements

Financial Statements and Supplementary Data

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth herein.

MOBIQUITY TECHNOLOGIES, INC.

FORMERLY KNOWN AS ACE MARKETING & PROMOTIONS, INC.

CONTENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013	PAGES

CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-1 to F-2

Consolidated Balance Sheets	F-3

Consolidated Statement of Operations	F-4

Consolidated Statement of Stockholders' Equity	F-5

Consolidated Statements Of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mobiquity Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Mobiquity Technologies, Inc. (“the Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobiquity Technologies, Inc. as of December 31, 2014, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses, an accumulated deficit, and negative cash flow from operations as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2015

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

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

Messineo & Co., CPAs, LLC

Clearwater, Florida

March 3, 2014

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Balance Sheets

December 31,	2014	2013

Assets

Current Assets:
Cash and cash equivalents	$1,654,171	$1,740,989
Accounts receivable, net	445,892	433,856
Inventory, net	190,854	109,073
Prepaid expenses and other current assets	152,502	265,196
Total Current Assets	2,443,419	2,549,114

Property and equipment, net	262,480	466,772

Intangible assets, net	94,328	185,117

Other Assets	33,741	27,501
Total Assets	$2,833,968	$3,228,504

Liabilities and Stockholders' Equity ( Deficit)

Current Liabilities:
Accounts payable	$609,957	$485,401
Accrued expenses	369,383	177,943
Convertible notes	322,000	322,000
Total Current Liabilities	1,301,340	985,344

Long-term portion of convertible notes	2,573,979
Total Liabilities	3,875,319	985,344

Commitments and Contingencies	–	–

Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and zero shares issued and outstanding at December 31, 2014 and December 31, 2013 respectively	–	–
Common stock, $.0001 par value; 200,000,000 and 100,000,000 shares authorized; 64,818,243 and 52,402,247 shares issued and outstanding at 2014 and 2013, respectively	6,482	5,240
Additional paid-in capital	28,966,269	21,948,920
Stock subscription receivable		(175,000)
Accumulated other comprehensive income (loss)	(2,236)	1,268
Accumulated deficit	(30,011,866)	(19,505,767)
	(1,041,351)	2,274,661
Less: Treasury Stock, at cost, 23,334 shares		(31,501)
Total Stockholders' Equity (Deficit)	(1,041,351)	2,243,160
Total Liabilities and Stockholders' Equity (Deficit)	$2,833,968	$3,228,504

The accompanying notes are an integral part of these consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Operations

Years Ended December 31,	2014	2013

Revenues, net	$3,257,950	$3,157,532
Cost of Revenues	2,104,203	2,142,162
Gross Profit	1,153,747	1,015,370

Operating Expenses:
Selling, general and administrative expenses	11,086,616	6,877,283
Total Operating Expenses	11,086,616	6,877,283

Loss from Operations	(9,932,869)	(5,861,913)

Other Income (Expense):
Interest expense	(251,394)	(227,094)
Interest income	164	274
Loss on extinguishment of debt	(322,000)	–
Total Other Income (Expense)	(573,230)	(226,820)
	.
Net Loss	$(10,506,099)	$(6,088,733)

Other Comprehensive Income (Loss)	(3,504)	1,268
Net Comprehensive Loss	$(10,509,603)	$(6,087,465)

Net Loss Per Common Share:

Basic and diluted	$(0.17)	$(0.14)

Weighted Average Common Shares Outstanding:

Basic and diluted	61,664,457	42,438,849

The accompanying notes are an integral part of these consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Equity

							Accumulated				Total
					Additional		Other				Stockholders’
	Preferred Stock		Common Stock		Paid-in	Stock	Comprehensive	Accumulated	Treasury Stock		Equity
	Shares	Amount	Shares	Amount	Capital	Subscription	Income (Loss)	(Deficit)	Shares	Amount	(Deficit)
Balance, at December 31, 2012	220,000	$22	30,252,938	$3,025	$14,485,740	–	–	$(13,418,302)	23,334	$(31,501)	$1,038,984
Stock Purchases	–	–	19,125,006	1,913	5,735,903	(175,000)	–	–	–	–	5,562,816
Offering costs	–	–			(182,184)	–	–	–	–	–	(182,184)
Stock Grants	–	–	2,402,969	240	1,047,851	–	–	–	–	–	1,048,091
Option and Warrant Grants	–	–	–	–	716,983	–	–	–	–	–	716,983
Conversion of Preferred Stock	(220,000)	(22)	528,000	53	(31)	–	–	–	–	–	–
Conversion of debt	–	–	93,334	9	27,991	–	–	–	–	–	28,000
Beneficial Conversion Feature	–	–	–	–	116,667	–	–	–	–	–	116,667
	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	$1,268	$(6,087,465)	–	–	(6,086,197)
Balance, at December 31, 2013	$–	$–	52,402,247	$5,240	$21,948,920	$(175,000)	$1,268	$(19,505,767)	23,334	$(31,501)	$2,243,160

Stock issued for cash, net of offering costs	–	–	10,867,669	1,086	3,275,224	175,000	–	–	–	–	3,451,310
Stock issued for services	–	–	784,000	79	366,462	–	–	–	–	–	366,541
Stock based compensation	–	–	–	–	3,117,807	–	–	–	–	–	3,117,807
Beneficial conversion feature	–	–	–	–	59,379	–	–	–	–	–	59,379
Exercise of options and warrants	–	–	566,536	57	149,943	–	–	–	–	–	150,000
Stock issued in exchange for interest	–	–	62,791	6	26,994	–	–	–	–	–	27,000
Stock issued for prepaid services	–	–	135,000	14	53,041	–	–	–	–	–	53,055
Treasury share cancellation	–	–	–	–	(31,501)	–	–	–	(23,334)	31,501	–
	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	(3,504)	(10,506,099)	–	–	(10,509,603)
Balance, at December 31, 2014	–	$–	64,818,243	$6,482	$28,966,269	$–	$(2,236)	$(30,011,866)	–	$–	$(1,041,351)

The accompanying notes are an integral part of these consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,	2014	2013

Cash Flows from Operating Activities:
Net loss	$(10,506,099)	$(6,087,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	274,896	289,289
Stock-based compensation	3,117,807	1,765,074
Beneficial conversion feature	–	116,667
Accretion of deferred financing costs	–	51,624
Stock issued for services	366,541	–
Loss on extinguishment of debt	322,000	–
Changes in operating assets and liabilities:
Accounts receivable	(12,036)	10,406
Inventory	(81,781)	(16,458)
Prepaid expenses and other assets	159,509	22,431
Accounts payable	186,756	136,689
Accrued expenses and other current liabilities	293,666	17,845
Net Cash Used in Operating Activities	(5,878,741)	(3,693,898)

Cash Flows from Investing Activities:
Purchase of property and equipment	(30,657)	(104,411)
Acquisition of intellectual property	–	(205,200)
Net Cash Used in Investing Activities	(30,657)	(309,611)

Cash Flows from Financing Activities:
Proceeds from Loan	2,300,000	–
Proceeds received from exercising warrants	150,000	–
Payments on accrued interest	(75,226)	–
Proceeds received from stock subscription receivable	175,000	–
Proceeds from issuance of stock	3,276,310	5,380,632
Net Cash Provided by Financing Activities	5,826,084	5,380,632

Net Increase (Decrease) in Cash and Cash Equivalents	(83,314)	1,377,123
Cash and Cash Equivalents, beginning of period	1,740,989	362,598
Change in foreign currency	(3,504)	1,268
Cash and Cash Equivalents, end of period	$1,654,171	$1,740,989

Supplemental Disclosure Information:
Cash paid for interest	$77,586	$58,803
Cash paid for taxes	$–	$–

Non-cash Disclosures:
Stock issued for interest	$27,000	$–
Cancellation of treasury stock	$31,501	$–
Stock issued for prepaid services	$53,055	–
Financing and extinguishment of debt	$–	$350,000
Exchanged debt for common shares	$–	$28,000

The accompanying notes are an integral part of these consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS –

On September 10, 2013, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. (the “Company” or “Mobiquity”). We operate through two wholly-owned U.S. subsidiaries, namely, Mobiquity Networks, Inc. and Ace Marketing & Promotions, Inc. Mobiquity Networks owns 100% of Mobiquity Wireless S.L.U, a company incorporated in Spain. This corporation has an office in Spain to support our U.S. operations.

We operate a national location-based mobile advertising network that has developed a consumer-focused proximity network which we believe is unlike any other in the United States. Our integrated suite of proprietary location based mobile advertising technologies allows clients to execute more personalized and contextually relevant experiences, driving brand awareness and incremental revenue.

We have installed our location-based mobile advertising solutions in approximately 240 Simon Mall locations as of March 16, 2015 to create “smart malls” using Bluetooth-enabled iBeacon compatible technology. We plan to expand our mall footprint in other malls and outside the malls with additional synergistic venues that will allow for cross marketing opportunities in such venues as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

Agreement with Simon Property Group, L.P.

Our agreement with Simon Property Group provides exclusive Bluetooth advertising rights in the common areas of each of the approximately 240 shopping malls in the US. Our hardware solutions mesh together to create our network, which according to Simon Property Group, provides advertisers the opportunity to reach approximately 2.6 billion annual mall visitors with mobile content and offers when they are most receptive to spending, while located in the mall. The 2014 annual report for the International Council of Shopping Centers (ICSC) indicates that shoppers spent on average over $97 per shopping mall visit in 2013, which represents over $250 billion of annual spending. Our network provides advertisers the ability to influence a percentage of these shoppers who carry a smartphones.

GOING CONCERN -

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses for the years ending December 31, 2014 and 2013 of $10,506,099 and $6,088,733, respectively. As of December 31, 2014, the Company has an accumulated deficit of $30,011,866. The Company has had negative cash flows from operating activities of $5,878,741 and $3,693,898 for the years ending December 31, 2014 and 2013, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan related to the Bluetooth-enabled iBeacon compatible technology. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders and investors will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company that will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s efforts to raise equity and debt at acceptable terms or that the planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2014 and 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of December 31, 2014 and 2013, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

RECLASSIFICATIONS - Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of December 31, 2014 and 2013, the balances are $1,654,171 and $1,740,989, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of December 31, 2014 and 2013, the Company exceeded FDIC limits by $1,004,897 and $1,150,465, respectively.

REVENUE RECOGNITION – The Company recognizes revenue, for all revenue streams, when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”. The Company will recognize revenue only when all of the following criteria have been met:

•	Persuasive evidence for an agreement exists;
•	Service has been provided;
•	The fee is fixed or determinable; and,
•	Collection is reasonably assured.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

ACE MARKETING – Ace Marketing’s revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is recognized on a gross basis since Ace Marketing has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Advance payments made by customers are included in customer deposits. Ace Marketing records all shipping and handling fees billed to customers as revenues and related costs as cost of goods sold, when incurred. Additional source of revenue, derived from emails/texts directly to consumers are recognized under contractual arrangements. Revenue from this advertising method is recognized at the time of service provided.

MOBIQUITY NETWORKS – Mobiquity Networks. Mobiquity has three avenues of income with our beacon platform, Bluetooth Push and Wi-Fi. Revenue is realized with the signing of the advertising contract. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. Revenue is recognized the same way for the three mobile solutions. The first option to earn revenue with the beacon platform is for customers to contract for advertising campaigns, on our platform, either directly through their own app or through various third party apps. The second option to earn revenue is through a revenue share with advertising exchanges and networks that deliver advertising campaigns to their customers based on our real-time location signal data. The third option would be through selling our historical data to data management platform companies.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2014 and 2013, allowance for doubtful accounts were $40,000 and $30,000, respectively.

INVENTORY – Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer’s frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of December 31, 2014, the Company has reserved against $31,076.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is expensed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are being amortized using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease. The costs of additions and improvements, which substantially extend the useful life of a particular asset, are capitalized. Repair and maintenance costs are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the account and the gain or loss on disposition is reflected in operating income.

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

WEBSITE TECHNOLOGY - Website technology developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC985.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the years ended December 31, 2014 and 2013 there were advertising costs of $288 and $3,840, respectively.

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

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

BENEFICIAL CONVERSIONS - Debt instruments that contain a beneficial conversion feature are recorded as deemed interest to the holders of the convertible debt instruments. The beneficial conversion is calculated as the difference between the fair values of the underlying common stock less the proceeds that have been received for the debt instrument limited to the value received.

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

No significant realized exchange gains or losses were recorded since March 7, 2013 (date of acquisition of subsidiary) to December 31, 2014.

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

NET LOSS PER SHARE - Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 882,576 and 26,185,000 because they are anti-dilutive, as a result of a net loss for the years ended December 31, 2014 and 2013, respectively.

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

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at December 31:

	USEFUL LIVES	2014	2013

Furniture and Fixtures	3 or 5 years	$1,089,380	$1,060,084
Leasehold Improvements	5 years	4,084	4,084
		1,093,464	1,064,168
Less Accumulated Depreciation		830,984	597,396
		$262,480	$466,772

Depreciation expense for the years ended December 31, 2014 and 2013 was $233,588 and $219,206, respectively.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 3: INTANGIBLE ASSETS

Intangible assets, net, consist of the following at December 31:

	USEFUL LIVES	2014	2013

Acquisition of intellectual property (FuturLink)	5 years	98,000	160,200
Website technology development (Venn/AcePlace)	5 years	45,000	45,000
		143,000	205,200
Less Accumulated Amortization		48,672	20,083
		$94,328	$185,117

Future amortization, for the years ending December 31, is as follows:

2015	$28,599
2016	28,599
2017	28,599
Thereafter	8,531
94,328

Amortization expense for the years ended December 31, 2014 and 2013 was $ 28,599 and $20,073, respectively.

Acquisition of Assets of FuturLink

On March 7, 2013, the Company acquired the assets of FuturLink at a cost of approximately $98,000, which cash was paid from the Company’s working capital. These assets include, without limitation, the FuturLink technology (patents and source codes), trademark(s) and access point (proximity marketing) component parts. At the time of acquisition, FuturLink’s assets were minimal; the purchase price was apportioned to the intellectual property received in exchange. The Company changed its name to Mobiquity Networks upon acquisition and is a consolidated component of these financial statements.

NOTE 4: CONVERTIBLE PROMISSORY NOTE

Summary of Convertible Promissory Notes:

	2014	2013
Arnost Note (a)	$322,000	$322,000
Cavu Notes (b), net of $48,021 debt discounts	201,979	–
Berg Notes (c)(d)	2,372,000	–
Total Debt	2,895,979	322,000
Current portion of debt	322,000	322,000
Long-term portion of debt	$2,573,979	$–

(a)

On June 12, 2012, the Company closed on a security agreement (the “Security Agreement”) with TCA related to a $350,000 convertible promissory note issued by the Company in favor of TCA (the “Convertible Note”), which Convertible Note was funded by TCA on June 12, 2012. The maturity date of the Convertible Note was December 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty. The Security Agreement granted to TCA a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired. The Company’s wholly-owned subsidiary, Mobiquity Networks, Inc., also entered into a similar Security Agreement and Guaranty Agreement. On December 12, 2013, TCA sold its entire interest in the Company’s $350,000 secured promissory note to Thomas Arnost, a director of the Company, at face value. Mr. Arnost entered into an amendment to the note to extend the maturity date of the note to June 12, 2014, which was later extended to December 12, 2014 and again extended to December 31, 2015, subject to his right to declare the note due and payable at any time in his sole discretion. Also, the interest rate was raised from 12% per annum to 15% and the conversion price of the shares issuable upon conversion of the note was fixed at $.30 per share. The aforementioned note is convertible at the sole discretion of the noteholder. The Company recognized a beneficial conversion, in the amount of $116,667, based on the fixed conversion price, compared to the fair market trading value at the date of the agreement. The noteholder immediately converted $28,000 into 93,334 shares of common stock in December 2013. The balance on the note is $322,000 as of December 31, 2014 and 2013.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

(b)	In July 2014, the Company raised $250,000 in gross proceeds from the sale of convertible promissory notes in the principal amount of $250,000 with a maturity date of July 31, 2017. The noteholders also received Class CC Warrants to purchase 125,000 shares of common Stock, exercisable at $1.20 per share through July 31, 2017. The placement agent received $17,500 in cash, 25,000 shares of restricted Common Stock and five-year warrants to purchase 7,500 shares of Common Stock at an exercise price of $.60 per share. The notes bear interest at the rate of 6% per annum with semi-annual payments to be paid on January 31st and July 31st of each year with the first interest payment due on January 31, 2015. At the option of the noteholder, the principal and accrued interest thereon is convertible at the greater of $.50 per share or 85% of the average daily volume weighted average price of the Company’s Common Stock on the OTCQB during the 20 trading days immediately preceding the applicable interest date or conversion date. In the event the Company’s Common Stock has a closing sales price of at least $1.00 per share on the OTCQB for a period of at least 10 trading days with an average daily volume weighted average of at least 25,000 shares, then the Company’s promissory notes shall automatically converted into shares of the Company’s Common Stock at 85% of the average VWAP during the 20 trading days immediately preceding the conversion date.

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company determined that the conversion feature did not meet the definition of a derivative and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company valued the warrants and allocated $33,362 to the warrants; increasing additional paid in capital and off-setting the notes by the warrant value as debt discount. The Company is amortizing the debt discount over the term of the notes, accreting the costs until the note balance equals the face value of the note. The Company recognized $9,110 of interest due to the amortization of the debt discount. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized the beneficial conversion feature in the amount of $59,379 in 2014. The beneficial conversion feature was recorded as an increase in additional paid-in capital.

(c)	In November 2014, Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in November 2016 with interest at the rate of 4% per annum. Carl Berg is the brother of Clyde Berg. In December 2014, the Clyde Berg 2011 CRT with Carl Berg as Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in December 2016 with interest at the rate of 4% per annum. We have an agreement with the Bergs to loan us an additional $500,000 on the same terms. These monies were received by us in January 2015. On December 29, 2014, Clyde Berg’s daughter loaned us $50,000 pursuant to a two-year note. The principal and accrued interest thereon is convertible at any time by the noteholders into shares of common stock at a conversion price of $.50 per share. For every $1.00 of principal and accrued interest thereon converted, the noteholder will also receive a five-year warrant to purchase one share of common stock at an exercise price of $1.00 per share. See “Note 15.”

(d)

On December 15, 2014, we entered into a letter agreement with Carl E. Berg. The agreement recognized that Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, and Clyde Berg 2011 CRT, Carl Berg Trustee, will have provided $2.5 million of unsecured loans to us between November and December 2014 ($2 million received in 2014, $500,000 received in January 2015). The notes mature two years from the origination date and bear interest at 4%. Pursuant to said letter agreement, we agreed that these unsecured loans may be sold, assigned or transferred to Clyde J. Berg, Carl E. Berg and/or Kara Ann Berg or any entity controlled by any of the aforementioned individuals in a combination of the aforementioned persons or entities. This letter agreement provides that if Mr. Carl E. Berg or any permitted transferee purchases or otherwise acquires the $2.5 million of unsecured notes, that these notes shall be convertible at any time prior to maturity or redemption thereof at a conversion price of $.50 per share. For every $1.00 in principal converted, a five-year warrant to purchase one additional share of common stock at an exercise price of $1.00 per share will be issued. In the event that $2.5 million is timely converted on or before January 30, 2015, we will also issue as a bonus warrants to purchase 1,000,000 shares of common stock, exercisable at $.50 per share over a five year period from the date of issuance. We also agreed to grant Mr. Berg the right to lend us up to an additional $3.75 million of optional loans on the same terms and conditions described above on or before February 15, 2015, 850,000 of which was received by us in February 2015. In the event such optional loan is converted into common stock on or before March 31, 2015, we will also issue as an additional bonus warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $.50 per share from the date of issuance. We also agreed to grant him the right to lend us up to an additional $3.75 million on the same terms and conditions on or before May 15, 2015 and in the event such additional optional loan is converted into common stock on or before June 30, 2015, we will also issue bonus warrants to Mr. Berg to purchase up to 1,000,000 shares of common stock at an exercise price of $.50 per share over a period of five years from the date of issuance. All bonus warrants contain cashless exercise provisions. The 2,000,000 bonus warrants described above assumes full funding of the $7.5 million optional loans and 100% conversion on or before the dates described above. In the event the amount of optional loans is less than an aggregate of $3.75 million converted prior to March 31, 2015 and an additional $3.75 million converted prior to June 30, 2015, then the bonus warrants to purchase an aggregate of 2,000,000 shares will be proportionately reduced. In summary, in the event all $10 million is provided to us, including an additional $7.5 million on a timely basis, subject to our right of acceptance or rejection in our sole discretion, and all loans are timely converted on or before the dates described above, we will have issued 20 million shares of common stock, 10 million warrants to purchase shares of common stock at an exercise price of $1.00 per share, plus five year bonus warrants to purchase 3,000,000 shares of our common stock at an exercise price of $.50 per share with cashless exercise provisions pertaining to the bonus warrants. Also, in the event the $10 million of funding is completed, Mr. Berg has the right to appoint one independent member to the board, which nominee will be subject to normal background checks.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

The Company evaluated the terms of December 15, 2014 agreement and accounted for the modification of the original notes as an extinguishment of the old notes and fair valued the new note agreement. The Company valued the note with conversion features and warrants and determined that the value of the new agreement resulted in a $322,000 loss on the extinguishment of debt and a corresponding premium to the loan value.

NOTE 5: INCOME TAXES

The provision for income taxes for the years ended December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Current:
Federal	$–	–
State	–	–
	–	–
Deferred:
Federal	–	–
State	–	–
	$–	$–

The Company has federal and state net operating loss carry forwards of approximately $18,300,000, which begin to expire 2025 and can be used to reduce future taxable income through 2034. The Company is open for tax years for the years ended 2008 through present.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2014	2013

Net operating loss carry-forwards	$(11,792,000)	$(7,588,000)
Stock based compensation – options/warrants	2,686,000	1,588,000
Stock issued for services (stock grants)	971,000	825,000
Disallowed entertainment expense	45,000	38,000
Charitable contribution limitation	10,000	10.000
Preferred Stock	39,000	39,000
Bad debt expense	31,000	12,000
Penalties	1,000	1,000
Loss on extinguishment of debt	129,000	–
Beneficial conversion features	119,000	95,000
Mobiquity-Spain – net loss	440,000	102,000
Deferred Tax Assets	(7,321,000)	(4,881,000)
Less Valuation Allowance	7,321,000	4,323,000
Net Deferred Tax Asset	$–	$–

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2014		2013

Federal Statutory Tax Rate	34.00%		34.00%
State Taxes, net of Federal benefit	6.00%		6.00%
Change in Valuation Allowance	(40.00%	)	(40.00%	)
Total Tax Expense	0.00%		0.00%

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

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

On July 10, 2012, the Company sold 1,347,201 shares of its Common Stock to various investors at $.45 per share subject to certain anti-dilution rights for a period of twenty four months. Due to the Company’s November 2012 offering at $.30 per share as described below, the Company issued an additional 673,598 shares pursuant to the aforementioned anti-dilution rights. The Company received gross proceeds of $606,240 before offering costs. Each investor received Fixed Price Warrants to purchase 50% of the number of shares of Common Stock purchased in the Offering. The Fixed Price Warrants are exercisable at any time from the date of issuance through July 10, 2017 at an exercise price of $.55. Each investor also received a Warrant to purchase 20% of the number of shares that were purchased in the Offering (the “Milestone Warrants”). The Milestone Warrants provided that they would automatically be exercised without any additional consideration to be paid in the event the Company reports audited gross revenues of less than $5,000,000 for the period July 1, 2012 through June 30, 2013 unless the volume weighted average price for the Company’s Common Stock exceeds $1.00 per share for a period of at least 30 trading days prior to January 5, 2013. In August 2013, the Company issued 258,327 shares of Common Stock pursuant to the Milestone Warrants. Exemption from registration for the sale of securities is claimed under Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

During 2014, the Company has raised gross proceeds of $3,276,310, net of offering costs of $283,990, from the sale of its Common Stock, at $0.30 to $0.50 per share, in exchange for 10,867,669 common shares and warrants to purchase 4,433,839 shares at an exercise price of $.50 to $1.00 per share through December 31, 2017 and 2019.

During 2014 the Company received $175,000 of the stock subscription receivables from 2013.

During 2014, the Company issued to consultants and employees, 784,000 shares of stock for services rendered, at a fair market value of $366,541. Also, the Company issued another 135,000 shares of the common stock to a consultant for prepaid services, at a fair market value of $53,055.

During 2014, the Company recorded 3,117,000 for stock based compensation related to warrants and options. The Company also recorded a beneficial conversion feature of $59,379 related to a convertible promissory note for $250,000.

December 2014 the Company issued 500,000 common shares for the receipt of $150,000 cash, from the exercise of 500,000 warrants.

During the year ending December 2014, cashless exercise of warrants resulted in the issuance of 66,536 shares of common stock.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

During 2014 the Company issued 62,791 common shares, valued at $27,000, in payment of interest expense.

NOTE 7: OPTIONS AND WARRANTS

The Company’s results for the years ended December 31, 2014 and 2013 include employee share-based compensation expense totaling $3,117,807 and $1,765,074, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Employee stock based compensation-option grants	$2,392,542	$258,511
Employee stock based compensation-stock grants	-	–
Non-Employee stock based compensation-option grants	213,265	347,138
Non-Employee stock based compensation-stock grants	-	1,048,091
Non-Employee stock based compensation-stock warrant	512,000	111,334
	$3,117,807	$1,765,074

NOTE 8: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 4,000,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 10,000,000. (The 2005 and 2009 Plans are collectively referred to as the “Plans” and the Company has a combined 14,000,000 shares available for issuance under the Plans.) See Note 15 below regarding the board approving an increase in the 2009 Plan from 10,000,000 shares to 20,000,000 shares

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013

Expected volatility	54.84%	134.99%
Expected dividend yield	–	–
Risk-free interest rate	2.36%	2.70%
Expected term (in years)	8.93	5.45

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2014	7,045,000	$.49	4.52	314,750
Granted	10,035,000	$.41	7.68	–
Exercised	–	–	–	–
Cancelled / Expired	(100,000)	–	–	–

Outstanding, December 31, 2014	16,980,000	$.51	5.74	168,150

Options exercisable, December 31, 2014	12,302,435	$.53	8.36	168,150

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014 and 2013 was $.31 and $.41, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices, that were lower than the $.33 closing price of the Company’s common stock on December 31, 2014.

As of December 31, 2014, the fair value of unamortized compensation cost related to unvested stock option awards was $1,369,779.

The option information provided above includes options granted outside of the Plans, which total 2,280,000 as of December 31, 2014.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2014 and 2013 are as follows:

	Years Ended
	2014	2013

Expected volatility	156.68%	70.66%
Expected dividend yield	–	–
Risk-free interest rate	1.69%	.88%
Expected term (in years)	5	4.44

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2014	19,640,375	$.56	2.88	209,500
Granted	5,566,339	$.70	3.48	–
Exercised	(685,000)	–	–	–
Cancelled/Expired	(1,447,800)	–	–	–
Outstanding, December 31, 2014	23,073,914	$.59	2.46	32,500

Warrants exercisable, December 31, 2014	23,073,914	$.59	2.46	32,500

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 9: COMMITMENTS AND CONTINGENCIES

COMMITMENTS –

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 240 Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have 30 days after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock at a conversion price of $1.00 per share. In the event Mr. Arnost were to elect to convert his letter of credit into shares of Common Stock, he would receive 1,350,000 shares of Common Stock. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies.

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

The Company leases office space under non-cancelable operating leases in Farmingville, NY which expired in November 2014. The Company is currently operating on a month to month basis with an increase of 5% in rents. The Company is obligated for the payment of real estate taxes under these leases. The Company also leases on a month to month basis another office in the 600 Old Country Road building which is approximately 800 square feet at a cost of $1650 per month. The Company also leases approximately 1,200 square feet of office and warehouse space in Spain at a monthly cost of approximately $2,200.

In March of 2014, the Company entered into a month to month lease agreement for approximately a 400 square foot office space in Manhattan NY at $3,700 per month.

Minimum future rentals under non-cancelable lease commitments are as follows:

YEARS ENDING DECEMBER 31,
2015	2,324,284
2016	2,491,940
2017 and thereafter	2,518,493
$7,334,717

Rent and real estate tax expense was approximately $1,697,000 and $887,600 for the years December 31, 2014 and 2013, respectively.

EMPLOYMENT CONTRACTS –

Michael D. Trepeta and Dean L. Julia

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

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Thomas Arnost

In December 2014, we entered into a three-year employment agreement with Thomas Arnost serving as Executive Chairman of the board. Mr. Arnost receives a monthly salary of $10,000 plus an annual grant of options for serving on the board of directors. In the event of his termination, by Mr. Arnost or by the company for cause, Mr. Arnost will receive his pay through the termination date. In the event that Mr. Arnost is terminated without cause, he shall be entitled to receive his salary paid through the end of the term of his agreement. Mr. Arnost may terminate the agreement at any time by giving three months prior written notice to our board of directors. Mr. Arnost will also be entitled to indemnification against all claims, judgments, damages, liabilities, costs and expenses (including reasonably legal fees) arising out of, based upon or related to his performance of services to us, to the maximum extent permitted by law.

Sean Trepeta

In December 2014, Mobiquity Networks entered into an employment agreement with Sean Trepeta, to serve as President of Mobiquity Networks as an employee at will. Mr. Trepeta, as a full-time employee, is to be paid a salary at the rate of $20,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,500,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he will be entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network’s revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. All options granted to Mr. Trepeta will become immediately vested in the event of a change in control of our Company or sale of substantially all of our assets. In the event we terminate Mr. Trepeta without cause, after six months of continued employment under the employment agreement, Mr. Trepeta is entitled to receive three months’ severance pay.

Paul Bauersfeld

In December 2014, we entered into an employment agreement with Paul Bauersfeld, our Chief Technology Officer, who is an employee at will. Mr. Bauersfeld, as a full-time employee, is to be paid a salary at the rate of $25,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,000,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he will be entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network’s revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. The foregoing compensatory arrangements with Mr. Bauersfeld is in addition to the non-statutory stock options to purchase 2,600,000 shares of our common stock previously granted to Mr. Bauersfeld. All options granted to Mr. Bauersfeld will become immediately vested in the event of a change of control of our company or sale of substantially all of our assets. In the event we terminate Mr. Bauersfeld without cause. Mr. Bauersfeld is entitled to receive six months’ severance pay.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

Sean McDonnell

Sean McDonnell, our Chief Financial Officer, is an employee at will and is currently receiving a salary of $132,000 per annum.

TRANSACTIONS WITH MAJOR CUSTOMERS –

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the year ended December 31, 2013 a customer accounted for approximately 21.7% of net revenues and for the year ended December 31, 2014 a customer accounted for approximately 20.5% of net revenues.  The Company holds on hand certain items that are ordered on a regular basis.

NOTE 10: SEGMENT INFORMATION

Reportable operating segment is determined based on Mobiquity Technologies, Inc.’s management approach. The management approach, as defined by accounting standards which have been codified into FASB ASC 280, “Segment Reporting,” is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our chief operating decision-maker is our Chief Executive Officer and Chief Financial Officer.

While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two operating segments: (i) Ace Marketing and Promotions, Inc. captures Branding & Branded Merchandise (ii) Mobiquity Networks represent our Mobil Marketing.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

Fiscal 2014

	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Net sales	$3,108,450	149,500	$3,257,950
Operating (loss), excluding depreciation	(5,129,335)	(4,544,851)	(9,674,186)
Interest income	164	–	164
Interest (expense)	(251,394)	–	(251,394)
Other income (expense)	(322,000)	–	(322,000)
Depreciation and amortization	(113,058)	(149,129)	(262,187)
Comprehensive Loss	(5,815,623)	(4,693,980)	(10,509,603)
Total assets at December 31, 2014	2,436,604	397,364	2,833,968

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

Fiscal 2013

	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Net sales	$2,995,032	162,500	$3,157,532
Operating (loss), excluding depreciation	(3,775,827)	(1,795,529)	(5,571,356)
Interest income	274	–	274
Interest (expense)	(227,094)	–	(227,094)
Depreciation and amortization	(99,860)	(189,429)	(289,289)
Net Loss	(4,102,507)	(1,984,958)	(6,087,465)
Total assets at December 31, 2013	2,287,313	941,191	3,228,504

All intersegment sales and expenses have been eliminated from the tables above.

NOTE 11. COMMITTED EQUITY FACILITY AGREEMENT/REGISTRATION RIGHTS AGREEMENT

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

Registration Rights Agreement

On June 12, 2012, the Company finalized the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) to cover the Registrable Securities. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. On April 12, 2013, a Registration Statement was declared effective by the SEC covering the resale of up to 5,000,000 shares under the Equity Agreement. In 2014, the Company withdrew this Registration Statement with respect to any unsold shares.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 12: COMMON STOCK PURCHASE AGREEMENT

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

NOTE 13: STOCKHOLDER AUTHORIZATION OF REVERSE STOCK SPLIT

On November 17, 2014, we held a special meeting of our stockholders to approve authorizing our board of directors to effectuate a reverse stock split in its sole discretion of not less than 1-for-5 and not greater than 1-for-20 for the purpose of attempting to obtain a listing of our common stock on the NYSE MKT. Such approval was obtained. As of the date of this Report, the Board has not taken any action to act upon this authorization.

NOTE 14: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows: In accordance with the December 15, 2014 letter agreement with Carl E. Berg, a total of $3,350,000 of unsecured loans was received between November 2014 and February 2015, with $1.0 million received in November 2014, an additional $1.0 million received in December 2014, an additional $500,000 received in January 2015 and an additional $850,000 received in February 2015, under the same terms described in Note 4 (c). In February 2015, the Company agreed to extend the due date for the Bergs to loan the Company additional monies of up to $7.5 million, (inclusive of the aforementioned $850,000 received by us) to June 30, 2015 and to convert all or any part of their loans into shares, warrants and bonus warrants to June 30, 2015, in accordance with the terms described in Note 4(d).

In February 2015, the Board approved an increase in the number of shares covered by the 2009 Plan from 10,000,000 shares to 20,000,000 shares, subject to stockholder approval within one year. See Note 9.

Between March 30, 2015 and April 15, 2015, the Company received $1,210,000 from the sale to five accredited investors of 4,033,334 shares of its common stock and a like number of warrants exercisable at $.45 per share through March 31, 2020. One of the investors, which previously provided a $1,350,000 letter of credit to Simon Properties and had the right to convert the cash underlying the letter of credit at $1.00 per share had its conversion price lowered to $.30 per share in partial consideration of its new equity investment in the Company. Four of the investors have the right to purchase an additional $1,000,000 in the aggregate of additional securities of the Company on the same terms up to May 15, 2015.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(1) Previous Independent Auditors:

a.	On March 9, 2015, the Board of Directors dismissed Messineo & Co., CPA’s LLC (“MESSINEO”) as the Company’s independent accountants.

b.	MESSINEO’s report on the financial statements for the year ended December 31, 2013, which represents the only year in which MESSINEO audited the Company’s financial statements, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

c.	Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period ending September 30, 2014, there have been no disagreements with MESSINEO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MESSINEO, would have caused them to make reference thereto in their report on the financial statements. Through the interim period March 9, 2015 (the date of dismissal of the former accountant), there have been no disagreements with MESSINEO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MESSINEO would have caused them to make reference thereto in their report on the financial statements.

d.	We have authorized MESSINEO to respond fully to the inquiries of the successor accountant.

e.	During the interim period through March 9, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

f.	The Company provided a copy of the foregoing disclosures to MESSINEO prior to the date of the filing of this Report and requested that MESSINEO furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of such letter was filed as Exhibit 16.1 to the Form 8-K dated March 9, 2015.

(2) New Independent Accountants:

a.	On March 9, 2015, the Company engaged Sadler, Gibb & Associates, L.L.C (“Sadler, Gibb”) of Salt Lake City, Utah as its new registered independent public accountant. During the years ended December 31, 2013, and 2012, and prior to March 9, 2015 (the date of the new engagement), we did not consult with Sadler, Gibb regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Sadler, Gibb, in either case where written or oral advice provided by Sadler, Gibb would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9.A  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2014. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2014.

Item 9.B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

On December 31, 2014, the Company filed a Registration Statement with the Securities and Exchange Commission to seek to raise up to $10 million ($11.5 million with the over-allotment option) through National Securities. The offering contemplates an uplisting onto the NYSE MKT. In the event the offering is successful and the uplisting is completed, Anthony Abbruzzese, Richard Suth and Mark Meulenberg would join the board as independent directors contemporaneously with Dean L. Julia and Sean Trepeta resigning from the board.

Our executive officers and directors and their respective ages and positions as of the date of this Form 10-K are:

NAME (1) (2)	AGE	POSITION

Executive Officers:
Thomas Arnost	68	Chairman of the Board
Dean L. Julia (1)	47	Co-Chief Executive Officer/Treasurer/Director/Co-Founder
Michael D. Trepeta	43	Co-Chief Executive Officer/President/Director/ Co-Founder
Paul Bauersfeld	52	Chief Technology Officer
Sean J. McDonnell, CPA	54	Chief Financial Officer
Sean Trepeta (1)	47	President of Mobiquity Networks and director

Independent Directors (1)
Anthony F. Abbruzzese	67	Director
Richard Suth	47	Director
Mark Meulenberg	43	Director

________________

(1)	On the effective date of the proposed offering and uplisting on the NYSE MKT, of which there can be no assurances given, Dean L. Julia and Sean Trepeta will resign from the board and each independent director listed above will become members of the board and have agreed to serve as a member of our audit committee, compensation committee and nominating and corporate governance committee.

Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of our board of directors and may be removed, either with or without cause, by our board of directors, and a successor elected by a majority vote of our board of directors, at any time. Nevertheless, the foregoing are subject to the employment contracts of our executive officers.

Executive Officers

Thomas Arnost. Mr. Arnost has been a director of our company since December 2011, he has served as Chairman of the Board since October 2013 and he has served as Executive Chairman of the Board since October 2014. Mr. Arnost served as the Co-President of Univision Television Group, from 1997 to 2006, and prior to that as Executive Vice President of Univision Television Group from 1994 to 1996. Previously he served as the Co-President of Univision Communications, Inc. Station Group, which he joined in 1994. In 2002, Mr. Arnost helped in the successful launch of the Telefutura Station Group which has since significantly contributed to Univision's overall growth. During his tenure with Univision, total station group revenue grew from under $120 million in 1993 to approximately $700 million in 2006. Also during his tenure, Univision’s market value grew from roughly $500 million to over $14 billion. Mr. Arnost’s extensive business, financial, management and leadership experience in the telecommunications industry particularly qualifies him for serving on the company’s board as an independent director. Mr. Arnost graduated from the University of Arizona with a BS in Finance.

Dean L. Julia. Mr. Julia has served as Chief Executive Officer of Mobiquity since December 2000 and as Co-CEO since March 2012. In 1998, Mr. Julia co-founded Mobiquity and became an officer, director and principal stockholder of our company. Mr. Julia is responsible for establishing our overall strategy and fostering key relationships with technology partners and developers. Mr. Julia has also served as COO of Mobiquity’s wholly-owned subsidiary, Mobiquity Networks since its formation in January 2011, where he is responsible for the integration of the sales and intellectual property departments of Mobiquity. From September 1996 through February 1998, Mr. Julia served as President and Chief Executive Officer of DLJ Consulting, a financial intermediary consultant for public and private companies. Mr. Julia is a founder of our company and has served on the board since its inception. He is expected to resign from the board on the listing date of our common stock on the NYSE MKT. Mr. Julia received his Bachelor of Business Administration from Hofstra University in 1990.

Michael D. Trepeta. Mr. Trepeta is Co-CEO of Mobiquity since March 2012. In 1998, Mr. Trepeta co-founded Mobiquity and became President, director and principal stockholder of our company. Mr. Trepeta is also Chief Executive Officer of our wholly-owned subsidiary, Mobiquity Networks since its formation in 2011. Mr. Trepeta is responsible for the continued roll-out of Mobiquity's national proximity marketing network by securing long term strategic partnerships with key property owners and management companies while simultaneously forming key partnerships with out of home agencies who control the media assets within those properties. In 1998, Mr. Trepeta co-founded Mobiquity as an officer, director and principal owner of the company. Mr. Trepeta is responsible for establishing the strategy for all integrated marketing efforts at Mobiquity through the development of models and solutions that leverage the attributes of cutting edge marketing technologies. From September 1996 through February 1998, he served as President of MDT Consulting Group, Inc., a corporation contracted by various companies to serve as a financial intermediary to investment bankers and to assist in developing products, services, and business strategies. Mr. Trepeta is a founder of the company and has demonstrated his management ability at senior levels and he is expected to continue to serve on the board. Mr. Trepeta received a Bachelor of Science Degree in Applied Economics and Business Management with a minor in Communications from Cornell University in 1993. Mr. Trepeta is the brother of Sean Trepeta.

Paul Bauersfeld. Mr. Bauersfeld has served as Chief Technology Officer of our company since June 2013. Mr. Bauersfeld is a technology executive and engineer with over 20 years’ experience in software product development and entrepreneurial organizations. In 2003, Mr. Bauersfeld founded Varsity Networks, a leading online media and services company dedicated to serving the local sports market through technology. He served as CEO of Varsity Networks from its formation through 2013, where he was responsible for expanding the network to include over 10,000 local sports communities with millions of monthly visitors. Prior to his positions at Varsity Network, he held positions at a number of Fortune 100 and startup companies in the technology and media industries. Mr. Bauersfeld has also acted as an advisor to a number of technology developmental corporations. His roles have included Co-founder and CEO of MessageOne from 2000 to 2001, which enterprise was later acquired by Dell Computer Corp., VP of ecommerce at Ziff-Davis from 1999 to 2000, Technology Director at Viacom’s Nickelodeon Online from 1997 to 1999, Founder of GiftOne in 1996, where he served in the position of President, which entity was acquired by Skymall 1997, as well as engineering positions at Apple Computer from 1998 to 1993 and Xerox Corporation from 1986 to 1988. He has a BS in Electrical Engineering from Rochester Institute of Technology, which degree he received in 1986.

Sean J. McDonnell, CPA. Mr. McDonnell has been our Chief Financial Officer since January 2005. Since January 1990, Mr. McDonnell has also owned and operated a private accounting and tax practice handling many different types of business entities and associations. Mr. McDonnell has spent much of his time helping his customers grow their companies and acquire financing for the purchase of buildings and equipment. Prior to starting his own practice, he was employed from 1985 through 1990 as a senior staff member at the accounting firm of Breiner & Bodian CPA's. After graduating from Dowling College in 1984 with a Bachelor in Business Administration, he was employed by Kenneth Silver C.P.A. from 1984 to 1985. Mr. McDonnell has been a certified public accountant for almost 20 years.

Sean Trepeta. Mr. Trepeta has been a director of our company since December 2011. Mr. Trepeta is also serving as President of Mobiquity Networks, where he is responsible for sales and marketing strategies. Mr. Trepeta continues to foster strategic relationships with agencies and national brands. Prior to joining the Mobiquity Networks team in May 2011, Mr. Trepeta was President of Varsity Networks, a leading online portal dedicated to serving the High School sports market, from 2007 to 2011. Prior to this, from 1998 to 2007, Mr. Trepeta was the President and Co-Founder of OPEX Communications, Inc., a leading telecommunication service provider which was located in Chicago, specializing in traditional long-distance, wireless, and dedicated services. Before OPEX, from 1996 to 1998, Mr. Trepeta was the vice president of sales and marketing for the US Buying Group, Inc. (USBG) responsible for developing a small business-buying program, which included value added services such as overnight shipping, office supplies, and computer software products, as well as a full line of telecommunications services. Mr. Trepeta also developed and implemented the agent and carrier divisions of USBG. Prior to joining USBG, he was with MCI Telecommunications and NYNEX in New York City. As Mr. Trepeta holds a Bachelor of Science degree from the State University of New York at Cortland. Mr. Trepeta is expected to resign from the board on the listing date of our common stock on the NYSE MKT. Mr. Trepeta is the brother of Michael Trepeta.

Independent Directors

On the effective date of the listing of our common stock on the NYSE MKT, each of the persons identified below will become an independent director of our company.

Anthony F. Abbruzzese. Mr. Abbruzzese retired in 2010 as Chief Operating Officer of Aon Horizon Consultants, a division of Aon Plc, a global provider of risk management solutions, insurance and reinsurance brokerage and HR Solutions. He is a certified public accountant and has over 40 years’ experience developing business strategies for Fortune 100 companies in the retail, communications, manufacturing and financial services industries. His prior positions included senior audit manager for Arthur-Andersen & Co. for approximately nine years, assistant Chief Financial Officer and a founder of Horizon Consulting Group, which was acquired by Aon Plc in 2001. Mr. Abbruzzese received a Bachelor of Science degree with an accounting major from St. John’s University and is a member of both the American and New York Societies of CPAs. He is also a director of the Saint Padre Miracle Foundation. Mr. Abbruzzese has extensive practical experience successfully executing organic revenue growth and long term business development. As a board member and Chairman of the Audit Committee, he will supply strategic leadership and guidance in administration and accounting across all areas of our company.

Richard Suth. From July 2004 until he retired on or about February 1, 2015, Mr. Suth served as a partner at Goldman Sachs and had been working in the Equities Division – Trading. Mr. Suth was co-head of the Global Synthetic Product Group and oversaw the Macro Equity Trading teams in the Securities Division. Previously, he was the head of Americas SPG Trading desk. Mr. Suth is a member of the Retirement Committee for the firm’s US retirement plans. Mr. Suth joined Goldman Sachs in 2004 and was named managing director in 2006 and partner in 2010. Prior to joining Goldman Sachs, Mr. Suth worked as an equity derivatives trader and desk manager in the equity structured products groups of CIBC and CDX IXIX from 1996 to 2004. Mr. Suth serves on the Board of Trustees of the Holy Child Academy in Old Westbury, NY. Mr. Suth earned an MBA in Statistics and Finance from the Stern School of business at New York University in 1998 and a BA in Economics from Bucknell University in 1992.

Mark Meulenberg. Since September, 2013, Mr. Meulenberg has served as the Chief Investment Officer (CIO) of VNB Wealth Management, a wholly-owned subsidiary of Virginia National Bank which itself is owned by Virginia National Bankshares, a publicly-traded company under the symbol VABK. In this capacity Mr. Meulenberg holds the title of Executive Vice President and is the acting Chairman of the firm’s Investment Policy Committee. Mr. Meulenberg is responsible for the generation of investment ideas, the management of portfolios, and oversees the research and trading efforts of the firm. The firm’s main investment product, the Enhanced Core Strategy, was established by Mr. Meulenberg and he continues to manage that product. Prior to assuming his current duties, Mr. Meulenberg was a portfolio manager and research analyst for VNBTrust (now doing business as VNB Wealth Management), since January 2008. In this capacity, Mr. Meulenberg researched opportunities and managed portfolios for VNBTrust clients. Immediately prior to joining VNBTrust, Mr. Meulenberg ran the long/short public equity portfolio for a multi-strategy hedge fund in Charlotte, NC. From 2000 to 2007, he worked within the investment management arm of Brown Brothers Harriman & Co. During his time with the firm, he served as a member of the firm’s Investment Policy Committee for three years and was the Chairman of the Committee until his departure. Prior to joining Brown Brothers Harriman & Co., he worked for U.S. Trust Company as a Portfolio Manager. Mr. Meulenberg began his career in money management with Sanford Bernstein & Co. Inc. and left the firm as an Associate Portfolio Manager. Mr. Meulenberg is an active member of his community and has served on the Albemarle County School Finance Advisory Board as well as the Advancement Committee and Steering Committee of The Covenant School, both in Charlottesville, Virginia. Mr. Meulenberg graduated from Cornell University with a B.S. in Applied Economics and Business Management in 1993. He is a Chartered Financial Analyst.

Composition of Our Board of Directors

Prior to our listing of our common stock on the NYSE MKT, our board of directors consists of four members, including, Dean L. Julia and Sean Trepeta, each of whom will resign from the board upon our listing of our common stock on the NYSE MKT, but remain as executive officers of our company. Our three independent directors who will join our then five member board and each of our newly formed audit committee, compensation committee and nominating and corporate governance committee upon our uplisting on NYSE MKT.

Our nominating and governance committee and board of directors may consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity and is not limited to race, gender or national origin. We have no formal policy regarding board diversity. Our nominating and corporate governance committee’s and board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape and professional and personal experiences and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Our bylaws provide that our directors may be removed only for cause by the affirmative vote of the holders of at least a majority of the votes that all our stockholders would be entitled to cast in an annual election of directors. Such vacancy occurring by reason of removal for cause may only be filled by the stockholders. All other vacancies in the board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

Director Independence

Our board of directors has determined that Anthony F. Abbruzzese, Richard Suth and Mark Meulenberg, each of which will become directors upon the listing of our common stock on the NYSE MKT, are independent, as determined in accordance with the rules of the NYSE MKT. In making such independence determination, the board of directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that the board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Upon the listing of our common stock on the NYSE MKT, we expect that the composition and functioning of our board of directors and each of our committees will comply with all applicable requirements of the NYSE MKT and the rules and regulations of the SEC. There are no family relationships among any of our independent directors or executive officers, except that Michael Trepeta, Co-Chief Executive Officer and a director, and Sean Trepeta, President of Mobiquity Networks, Inc. are brothers.

Board Leadership Structure and Board’s Role in Risk Oversight

The positions of our Chairman of the board and Chief Executive Officer are presently separated at our company. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort and energy that the Chief Executive Officer must devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as the board of directors’ oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors. Our board of directors believes its administration of its risk oversight function has not affected its leadership structure. Although our bylaws do not require our Chairman and Chief Executive Officer positions to be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Our board of directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our board of directors performs this oversight role by using several different levels of review. In connection with its reviews of the operations and corporate functions of our company, our board of directors addresses the primary risks associated with those operations and corporate functions. In addition, our board of directors reviews the risks associated with our company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.

Each of our newly formed board committees will oversee the management of our company’s risk that falls within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. Our Chief Financial Officer will report to the audit committee and is responsible for identifying, evaluating and implementing risk management controls and methodologies to address any identified risks. In connection with its risk management role, our audit committee will meet privately with representatives from our independent registered public accounting firm and our Chief Financial Officer. The audit committee will oversee the operation of our risk management program, including the identification of the primary risks associated with our business and periodic updates to such risks, and reports to our board of directors regarding these activities.

Board Committees

Prior to the possible completion of the proposed offering and uplisting onto the NYSE MKT, the success of which cannot be assured, the Company has no committees of its board of directors. Upon our listing on the NYSE MKT, our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which will operate pursuant to a separate charter adopted by our board of directors. The composition and functioning of all of our committees will comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, the NYSE MKT and Securities and Exchange Commission rules and regulations.

Audit Committee

Anthony F. Abbruzzese, Richard Suth and Mark Meulenberg will serve on the audit committee, which will be chaired by Mr. Meulenberg. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the Securities and Exchange Commission and the applicable NYSE MKT rules. Our board of directors has designated Mr. Abbruzzese as an “audit committee financial expert.”

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

The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	reviewing the adequacy of our internal control over financial reporting;

•	reviewing the code of business conduct and ethics and granting waivers for executive officers and directors thereunder;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•	recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing earnings releases.

Compensation Committee

Upon the listing of our common stock on the NYSE MKT, Anthony F. Abbruzzese, Richard Suth and Mark Meulenberg will serve on the compensation committee, which will be chaired by Mr. Abbruzzese. Our board of directors has determined that each member of the compensation committee is “independent” as that term is defined in the applicable NYSE MKT rules. The compensation committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

•	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and determining the compensation of our Chief Executive Officer;

•	reviewing and approving the compensation of our other executive officers;

•	reviewing and establishing our overall management compensation, philosophy and policy;

•	overseeing and administering our compensation and similar plans;

•	evaluating and assessing potential current compensation advisors in accordance with the independence standards identified in the applicable NYSE MKT rules;

•	retaining and approving the compensation of any compensation advisors;

•	reviewing and approving our policies for the grant of non-cash compensation and perquisites;

•	reviewing and making recommendations to the board of directors with respect to director compensation;

•	preparing the compensation committee report required by SEC rules to be included in our annual proxy statement; and

•	reviewing the compensation discussion and analysis to be included in our annual proxy statement.

 Nominating and Corporate Governance Committee

Upon the listing of our common stock on the NYSE MKT, Anthony F. Abbruzzese, Richard Suth and Mark Meulenberg will serve on the nominating and corporate governance committee, which will be chaired by Mr. Suth. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as that term is defined in the applicable NYSE MKT rules. The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the board of directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	identifying individuals qualified to become members of the board of directors;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•	overseeing the evaluation of the board of directors and the chief executive officer.

Our board of directors may establish other committees from time to time.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Corporate Governance

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code will be posted on the Corporate Governance section of our website, which is located at www.mobiquitytechnologies.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

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

In addition, we have entered into employment agreements with several of our executive officers/directors providing contractually for indemnification consistent with the certificate of incorporation and bylaws. The New York Business Corporation Law also authorizes us to purchase insurance for our directors and officers insuring them against risks as to which we may be unable lawfully to indemnify them. We have obtained limited insurance coverage for our officers and directors as well as insurance coverage to reimburse us for potential costs of our corporate indemnification of officers and directors.

As far as exculpation or indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted for directors and officers and controlling persons, we have been advised that in the opinion of the Securities and Exchange Commission such exculpation or indemnification is against public policy and is, therefore, unenforceable.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2014, to the best of the knowledge of the Company’s directors and officers, no form 3’s or form 4’s or form 5’s were filed late with the Commission by officers or directors, except that Tom Arnost filed two Form 4’s late.

Item 11.  Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2014 and 2013 by (1) each person who served as the principal executive officer of the company during fiscal year 2014 and 2013; (2) the company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2014 and 2013 with compensation during fiscal year 2014 and 2013 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the company as of December 31, 2014. It should be noted that the option awards shown below for Dean L. Julia and Michael D. Trepeta include options valued at $688,500 each. Included in this number was an exchange of 1,500,000 options exercisable at $.01 per share in our subsidiary, Mobiquity Networks, which were exchanged for an identical number of options in our Company at an exercise price of $.30 per share. This exchange was undertaken in January 2014 in order to keep Mobiquity Networks as a wholly-owned subsidiary.

						Salary Compensation
Name and Principal		Salary	Bonus	Stock	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)	($)	($)(2)(3)	($)
Dean L. Julia	2014	$362,408	$28,000	–	$846,150	–	–	$42,428	$1,278,986
Co-CEO of the company	2013	$357,210	$–	–	$35,743	–	–	$30,707	$423,160

Michael D. Trepeta	2014	$362,408	$28,000	–	$846,150	–	–	$49,285	$1,285,843
Co-CEO of the company	2013	$357,210	$–	–	$35,743	–	–	$30,707	$423,160

Sean Trepeta	2014	$230,000	$--	–	$47,900	–		$24,908	$302,808
President of Mobiquity Networks	2013	$127,500	$–	–	$6,450	–	–	$30,207	$164,157

Paul Bauersfeld	2014	$235,000	$--	–	$270,900	–	–	$24,903	$530,803
Chief Technology Officer	2013	$125,000	$–	–	$118,334	–	–	$–	$243,334

________________

(1)	The options and restricted stock awards presented in this table for fiscal 2014 and 2013 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such Shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.
(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.
(3)	Includes compensation for service as a director described under Director Compensation, below.

For a description of the material terms of each named executive officers’ employment agreement, including the terms of the terms of any common share purchase option grants, see that section of this Form 10-K captioned “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in the past three years were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout, except as follows:

•	On March 1, 2013, we extended for an additional five years options to purchase 50,000 shares of our common stock which were originally granted to each of Dean Julia and Michael Trepeta in March 2008 and we lowered the exercise price from $.80 per share to $.35 per share; and

•	On December 19, 2014, we agreed to issue to Dean Julia and Michael Trepeta effective January 3, 2015, options to purchase 250,000 shares of our common stock at an exercise price of $.35 per share over a term of 10 years. These options were issued to replace a similar number of options exercisable at $1.00 per share due to expire on January 3, 2015.

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see “Employment Agreements”.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers and Thomas Arnost that were outstanding as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Un- earned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean	250,000	–	–	$1.00	01/03/15	–	–	–	–
L.	200,000	–	–	$1.20	12/28/15	–	–	–	–
Julia	150,000	–	–	$1.20	08/22/17	–	–	–	–
(1)	50,000	–	–	$.38	03/01/18	–	–	–	–
	50,000	–	–	$.65	03/02/19	–	–	–	–
	50,000	–	–	$.54	03/25/20	–	–	–	–
	200,000	–	–	$.50	04/07/20	–	–	–	–
	100,000	–	–	$.26	02/28/21	–	–	–	–
	100,000	–	–	$.63	02/28/22	–	–	–	–
	50,000	--	--	$.25	02/13/23	--	--	--	--
	100,000	--	--	$.45	04/01/23	--	--	--	--
	1,500,000	--	--	$.30	01/17/24	--	--	--	--
	100,000	--	--	$.59	03/03/24	--	--	--	--
	250,000	--	--	$.50	07/16/24	--	--	--	--

Michael	250,000	–	–	$1.00	01/03/15	–	–	–	–
D.	200,000	–	–	$1.20	12/28/15	–	–	–	–
Trepeta	150,000	–	–	$1.20	08/22/17	–	–	–	–
	50,000	–	–	$.38	03/01/18	–	–	–	–
	50,000	–	–	$.65	03/02/19	–	–	–	–
	50,000	–	–	$.54	03/25/20	–	–	–	–
	200,000	–	–	$.50	04.07/20	–	–	–	–
	100,000	–	–	$.26	02/28/21	–	–	–	–
	100,000	–	–	$.63	02/28/21	–	–	–	–
	50,000	--	--	$.25	02/13/23	--	--	--	--
	100,000	--	--	$.45	04/01/23	--	--	--	--
	1,500,000	--	--	$.30	01/17/24	--	--	--	--
	250,000	--	--	$.50	07/16/24

Sean	50,000	–	–	$.75	05/07/22	–	–	–	–
Trepeta	50,000	–	–	$.25	02/13/23	–	–	–	–
(1) (2)	100,000	–	–	$.59	03/03/24	--	--	--	--
	--	1,500,000	--	$.50	12/19/24	--	--	--	--

Thomas	250,000	–	–	$.50	07/16/24	–	–	–	–
Arnost	125,000	–	–	$.45	07/08/19	–	–	–	–
(3)	100,000	–	–	$.59	03/01/24	–	–	–	–
	250,000	–	–	$.40	12/13/23	–	–	–	–
	50,000	–	–	$.75	05/07/22	–	–	–	–
	50,000	–	–	$.25	02/13/23	–	–	–	–
	200,000	–	–	$.60	12/20/16	–	–	–	–
	125,000	-	-	$.43	10/07/19

Paul	389,041	110,959	–	$.45	06/11/18	–	–	–	–
Bauresfeld	100,000	–	–	$.59	03/03/24	–	–	–	–
(1)	308,394	1,691,606	–	$.50	07/15/19	–	–	–	–
	--	1,000,000	–	$.50	12/19/24	–	–	–	–

Sean	50,000	--	--	$1.00	01/03/15
McDonnell	250,000	--	--	.50	01/17/24
(4)

44

________________

(1)	All options contain cashless exercise provisions.
(2)	Sean Trepeta owns warrants to purchase 150,001 shares at $.50 per share which are not granted under a compensation plan, which warrants he purchased from the company as part of a private placement offering which was primarily sold to non-affiliated persons.
(3) (4)

Thomas Arnost owns 1,073,333 shares issuable upon conversion of outstanding notes, as well as 1,350,000 shares issuable upon conversion of certain letters of credit and 1,000,000 shares issuable upon exercise of warrants purchased in private placement offerings.

Sean McDonnell owns warrants to purchase 83,334 shares at $.50 per share which are not granted under a compensation plan, which warrants he purchased from the company as part of a private placement offering which was primarily sold to non-affiliated persons.

Employment Agreement of Executive Chairman

In December 2014, we entered into a three-year employment agreement with Thomas Arnost serving as Executive Chairman of the board. Mr. Arnost receives a monthly salary of $10,000 plus an annual grant of options for serving on the board of directors. In the event of his termination, by Mr. Arnost or by the company for cause, Mr. Arnost will receive his pay through the termination date. In the event that Mr. Arnost is terminated without cause, he shall be entitled to receive his salary paid through the end of the term of his agreement. Mr. Arnost may terminate the agreement at any time by giving three months prior written notice to our board of directors. Mr. Arnost will also be entitled to indemnification against all claims, judgments, damages, liabilities, costs and expenses (including reasonably legal fees) arising out of, based upon or related to his performance of services to us, to the maximum extent permitted by law.

Employment Agreements of Co-Chief Executive Officers

Each of the following executive officers is a party to an employment agreement with the company.

Name	Position	Monthly Salary (1)	Bonus

Dean L. Julia	Co-Chief Executive Officer	$ 30,000	(2)
Michael Trepeta	Co-Chief Executive Officer	$ 30,000	(2)

________________

(1)	Compensation of each executive officer named in the table above has his monthly base salary increased by $2,000 each subsequent March 1st during the term of the agreement and any extensions thereof. Each officer has deferred the March 1, 2015 salary increase of $2,000 until additional financing is raised.

(2)	Annual bonuses are paid by us by the last business day of March for the preceding calendar (fiscal) year, except in the event of termination prior to the end of any fiscal year (other than termination for cause), a pro rata portion of the annual bonus shall be paid within 30 days of termination. In 2013, we approved amending the employment agreements of Messrs. Julia and Trepeta to provide that each officer may choose an annual bonus equal to 5% of pre-tax earnings for the most recently completed year before deduction of annual bonuses paid to officers or, in the event majority control of the company is acquired by a person or a group of persons during the prior fiscal year, the officer may choose to receive the aforementioned bonus or 1% of the control consideration paid by acquirer(s) to acquire majority control of the company.

A summary of each Executive’s employment agreement, as amended, is as follows:

Each executive’s employment agreement has a term of five years and automatically renews for a period of one year thereafter effective on March 1st of each new calendar year unless the employment agreement is terminated in accordance with its terms on or prior to December 30th of the prior calendar year. As of January 1, 2015, each executive’s employment agreement currently expires on February 28, 2020. Each executive may terminate his employment agreement upon written three-month notice.  In such event, we shall be relieved of all of our obligations under the agreement, except for payment of the executive’s base salary and annual bonus earned and unpaid through the effective date of termination, those obligations with respect to indemnification and director and officer insurance and severance pay as described below.

We may terminate the Executive’s employment for cause as defined in each agreement. In the event the employment agreement is terminated for cause, the executive’s base salary and any unearned annual bonus, severance pay and all benefits shall terminate immediately upon such discharge, and we shall have no further obligations to the executive except for payment and reimbursement for any monies due which right to payment or reimbursement accrued prior to such termination.

We may terminate the employment agreement upon the disability as defined in the agreement or death of the executive by giving written notice to the executive. In the case of disability, such termination will become effective immediately upon the giving of such notice unless otherwise specified by us. Upon any such termination, we shall be relieved of all our obligations under the executive’s employment, except for payment of the executive’s base salary and annual bonus earned and unpaid through the effective date of termination and severance pay.

In the event of termination by us of executive’s employment agreement without cause, then the executive shall be entitled to receive on the termination date termination pay of one-year base salary based upon the scheduled annual salary of each executive officer for the next contract year, plus the amount of bonuses paid or entitled to be paid to the executive for the current fiscal year or the preceding fiscal year, whichever is higher. In the event of termination, the executives will continue to receive all salary and benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof.

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

Each Executive is currently entitled to the following additional benefits:

•	$2,000 per month pay raise on each March 1 during the term of the Agreement and any extension thereof;

•	As an executive officer, the annual grant on March 1 of each year of ten-year stock options to purchase 100,000 shares at an exercise price equal to the then fair market value of our common stock as determined by our board of directors. As a director of the company, each Executive also receives as a board member the number of options granted annually to each other board member;

•	Election to our board of directors and during the term of employment, the board’s nomination for re-election to the board;

•	Paid disability insurance and term life insurance for the benefit of each Executive’s family in an amount fixed by our board of directors at a cost not to exceed $10,000 per annum;

•	Use of company automobile with all related costs paid for by us;

•	Health insurance; and

•	Right to participate in any pensions of our company.

Upon the listing of our common stock on NYSE MKT, of which there can be no assurances given Mr. Julia’s employment agreement will be amended to remove the requirement that he be nominated for re-election to the board.

In the past, we agreed to compensate Dean Julia and Michael Trepeta with options to purchase Mobiquity Network Inc.’s common stock in the event such entity raised financing as a stand-alone enterprise for its operations. In order to terminate this arrangement, in January 2014, our board of directors approved an exchange of Mobiquity Network options previously issued Messrs. Julia and Trepeta for options to purchase 1,500,000 shares of our common stock at the then fair market value of our common stock, under our 2009 Stock Option Plan as described below.

Employment Agreement – Paul Bauersfeld

In December 2014, we entered into an employment agreement with Paul Bauersfeld, our Chief Technology Officer, who is an employee at will. Mr. Bauersfeld, as a full-time employee, is to be paid a salary at the rate of $25,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,000,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he will be entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network’s revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. The foregoing compensatory arrangements with Mr. Bauersfeld is in addition to the non-statutory stock options to purchase 2,600,000 shares of our common stock previously granted to Mr. Bauersfeld. All options granted to Mr. Bauersfeld will become immediately vested in the event of a change of control of our company or sale of substantially all of our assets. In the event we terminate Mr. Bauersfeld without cause. Mr. Bauersfeld is entitled to receive six months’ severance pay.

Employment Agreement – Sean Trepeta

In December 2014, Mobiquity Networks entered into an employment agreement with Sean Trepeta, to serve as President of Mobiquity Networks as an employee at will. Mr. Trepeta, as a full-time employee, is to be paid a salary at the rate of $20,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,500,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he will be entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network’s revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. All options granted to Mr. Trepeta will become immediately vested in the event of a change in control of our Company or sale of substantially all of our assets. In the event we terminate Mr. Trepeta without cause, after six months of continued employment under the employment agreement, Mr. Trepeta is entitled to receive three months’ severance pay.

Employment Arrangements

Sean McDonnell, our Chief Financial Officer, is an employee at will and is currently receiving a salary of $132,000 per annum.

DIRECTOR COMPENSATION

Stock Options

Stock options and equity compensation awards to our non-employee / non-executive directors are at the discretion of our board of directors. On the date that our new independent directors, namely, Richard Suth, Mark Meulenberg and Anthony Abbruzzese, become members of our board and our committees thereof as described herein, it is expected that each such independent board member will receive 10 year options to purchase 300,000 shares of our common stock exercisable immediately at an exercise price equal to the then prevailing market price per share. See Director Compensation table below.

Cash Compensation

Our non-employee / non-executive director is eligible to receive a fee of $500 to be paid for attending each Board meeting; however, no fees were paid in 2013. Mr. Arnost received consulting fees of $30,000 in fiscal 2013, $10,000 of which pertained to his services in fiscal 2012. Mr. Arnost received fees of $80,000 in fiscal 2014.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

The following table shows the overall compensation earned for the 2014 fiscal year with respect to each non-employee and non-executive director as of December 31, 2014.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Thomas Arnost, Director (4)	$80,000	–	$170,440	–	–	–	$250,440

Robert Hussey, Former Director	$–	–	$–	–	–	–	$–

____________________

(1)	The restricted stock awards and options presented in this table for 2013 reflect the full grant date fair value as if the total dollar amount were earned in the year of grant. As a general rule, for time-in-service-based options, the Company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.

(2)	Excludes awards or earnings reported in preceding columns.

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

(4)	Excludes interest payments on loans totaling $103,200. See “Item 13.”

Employee Benefit and Consulting Services Compensation Plans

On January 3, 2005, our company established an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) covering 2,000,000 shares, which 2005 Plan was ratified by our stockholders in February 2005. On August 12, 2005, the company’s stockholders approved a 2,000,000 share increase in the 2005 Plan to 4,000,000 shares. On August 28, 2009, the Board adopted the “2009 Plan” identical to the 2005 Plan with 4,000,000 shares under the 2009 Plan. In September 2013, the Company’s stockholders ratified a board amendment to increase the number of shares covered by the 2009 Plan to 10,000,000 shares. All references to “the Plans” include the 2005 Plan and 2009 Plan. As the 2005 and 2009 Plans are identical other than the number of shares covered by each Plan, it is the Company’s intention to first utilized the number of shares issuable (available) under the 2005 Plan prior to issuing shares under the 2009 Plan. In February 2015, the Board approved an increase in the number of shares covered by the 2009 Plan from 10,000,000 shares to 20,000,000 shares, subject to stockholder approval within one year.

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

Awards

As of December 31, 2014, the Company has granted under the Plans a total of 14,700,000 options and outside the Plans a total of 2,280,000 options or a total of options to purchase 16,980,000 shares of the Company’s Common Stock with a weighted average exercise price of $.58 per share. The board has granted options with varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2014 on the known benefits provided to certain persons and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options	Range of Exercise Price ($) per Share	Value of Unexercised Options at Dec. 31, 2014 (1)
Dean L. Julia, Co-CEO	3,250,000	.25 – 1.20	$11,000
Michael D. Trepeta, Co-CEO	3,250,000	.25 – 1.20	$11,000
Sean McDonnell, Chief Financial Officer	300,000	.35 - .50	$--
Sean Trepeta, President, Mobiquity Networks	1,700,000	.25 - .59	$4,000
Thomas Arnost, Executive Chairman	1,150,000	.25 - .60	$4,000
Paul Bauersfeld	3,600,000	.45 -.59	$--
Six Executive Officers as a group	13,250,000	.25 – 1.20	$30,000
Non-Executive Officer, Employees and Consultants	3,730,000	.10 – 1.20

________________

(1)	Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $.33 based upon a last sale on (or the last trade date before) December 31, 2014) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

In the past, the Company has granted certain employees and consultants, stock awards for services for the prior year with vesting to occur after the passage of an additional 12 months. These awards totaled 45,000 Shares for 2008, subject to continued services with the Company through December 31, 2009. These awards totaled 51,000 Shares for 2009 subject to continued services with the Company through December 31, 2010. These awards totaled 105,000 Shares for 2010 subject to continued services with the Company through December 31, 2011. These awards totaled 45,000 shares for 2011, subject to continued services with the Company through December 31, 2012. A total of 203,500 shares were issued under the 2005 Plan pursuant to the stock award program described above (net of cancellations). No stock awards were granted in fiscal 2012, fiscal 2013 or 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the filing date of this Form 10-K, we have 64,818,243 shares of common stock outstanding. The only persons of record who presently hold or are known to own (or believed by the company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of our common stock of all officers and directors individually, and all officers and directors as a group. Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner (1)

Officers and Directors:	Number of Common Shares	Percentage (%)

Thomas Arnost (2)	6,200,334	8.9
Michael D. Trepeta (3)	4,266,402	6.3
Dean L. Julia (3)	4,236,901	6.2
Anthony Abbruzzese (4)	2,838,333	3.4
Sean Trepeta (5)	1,391,667	2.1
Sean McDonnell (6)	550,000	*
Paul Bauersfeld (7)	1,304,159	2.0
Mark Meulenberg (8)	491,000	*
Richard Suth (9)	1,050,000	1.2
All directors and officers as a group (nine persons) (10)	22,328,796	25.6
Clyde Berg (11)	6,800,000	10.3

________________

*Represents less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner. All addresses are c/o Mobiquity Technologies, Inc. 600 Old Country Road, Suite 541, Garden City, NY 11530.

(2)	Includes 1,500,002 shares, warrants to purchase 1,000,001 shares, options to purchase 1,275,000 shares, a note in the principal amount of $322,000 convertible into 1,073,333 shares and 1,350,000 shares issuable in the event Mr. Arnost agrees to convert $1,350,000 issued pursuant to a letter of credit into our common stock.

(3)	Mr. Trepeta’s beneficial ownership includes 1,016,402 shares and options to purchase 3,250,000 shares. Mr. Julia’s beneficial ownership includes 986,901 shares and options to purchase 3,250,000 shares.

(4)

Includes 1,418,333 shares owned directly by Mr. Abbruzzese and his spouse, 250,000 shares owned by a trust, warrants/options to purchase 870,000 shares and options to purchase 300,000 shares to be granted to Mr. Abbruzzese upon his appointment to the Board and committees thereof.

(5)	Includes 1,000,000 shares and options/warrants to purchase 391,667 shares, which excludes options to purchase 1,458,333 shares which won’t vest prior to May 1, 2015.

(6)	Includes 166,667 shares and options/warrants to purchase 383,333 shares.

(7)	Includes 100,000 shares and options to purchase 1,204,159 shares which excludes 2,395,841 shares which will not vest until at least May 1, 2015.

(8)	Includes 191,100 shares owned directly by him and options to purchase 300,000 shares to be granted to Mr. Meulenberg upon his appointment to the board and committees thereof.

(9)	Includes 500,000 shares and warrants to purchase 250,000 shares currently owned by Mr. Suth plus options to purchase 300,000 shares to be granted to Mr. Suth upon his appointment to the board as of the date of this Form 10-K.

(10)	Includes 7,131,305 shares of common stock and options/warrants to purchase 12,774,160 shares, notes convertible into 1,073,333 shares and 1,350,000 shares issuable in the event Mr. Arnost agrees to convert $1,350,000 issued pursuant to a letter of credit into our common stock. Excludes options to purchase 3,854,174 shares which are not vested.

(11)	Includes 5,316,667 shares and warrants to purchase 1,483,333 shares. Mr. Berg’s beneficial ownership excludes shares and warrants owned in a charitable remainder trust in which Mr. Berg has a 25% income interest in the trust.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2014 and relates to our 2005 Plan and 2009 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(2)
2005 and 2009 Equity Compensation Plans	14,700,000.58		(2)

_____________________

(1)	Options are exercisable at a price range of $.10 to $1.20 per share.

(2)	We have two stock plans with 24,000,000 shares authorized, including a 10,000,000 increase in the 2009 Plan approved by the Board in February 2015, subject to stockholder approval within one year. We have outstanding options to purchase 14,700,000 shares under the Plans as of December 31, 2014 and we have previously issued 203,500 shares under the Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We describe below all transactions and series of similar transactions, other than compensation arrangements, during our last three fiscal years, to which we were a party or will be a party in which:

•	the amounts exceeded or will exceed $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and named executive officers are described elsewhere in this Form 10-K.

Sales and Purchases of Securities

From January 1, 2013 through February 28, 2014, we raised approximately $7.7 million in gross proceeds from the sale of our common stock at $.30 per share. Each investor received 50% matching warrants, exercisable at $.50 per share through December 15, 2017. Thomas Arnost, Sean Trepeta and Sean McDonnell, officers and directors of our company, purchased $200,000, $90,000 and $50,000, respectively, of securities pursuant to said offering. In August 2013, Sean Trepeta also exercised warrants to purchase 100,000 shares of our common stock at an exercise price of $.30 per share.

Clyde Berg, a greater than 5% stockholder our company, made the following purchases of securities:

Date	Dollar Amount	Description of Securities

May 2011	$405,000	900,000 shares of common stock and 1,800,000 warrants at exercise prices ranging from $.50 to $.60 per share.
July 2011	250,000	500,000 shares and 250,000 warrants at $.60 per share
April 2012	270,000	Exercised 900,000 warrants at a reduced price of $.30 per share
April 2013	150,000	500,000 shares of common stock and 250,000 warrants exercisable at $.50 per share.
November 2013	500,000	1,666,667 shares and warrants to purchase 833,334 shares at $.50 per share
January 2014*	200,000	666,667 shares and 333,334 warrants exercisable at $.50 per share
December 2014	150,000	Exercised 500,000 warrants at $.30 per share

* The January 2014 purchase was made by the Clyde Berg Trust in which Mr. Berg has no reported pecuniary interest.

In November 2014, Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in November 2016 with interest at the rate of 4% per annum. Carl Berg is the brother of Clyde Berg. In December 2014, the Clyde Berg 2011 CRT with Carl Berg as Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in December 2016 with interest at the rate of 4% per annum. We have an agreement with the Bergs to loan us an additional $500,000 on the same terms and up to an additional $7,500,000 as described under “Agreement with Carl E. Berg.” In January 2015, we received loans of $500,000 from the Clyde Berg 2011 CRT and an additional $850,000 from Berg & Berg Enterprises in February 2015. Each of the aforementioned loans are represented by two year notes due respectively in January and February 2017. On December 29, 2014, Clyde Berg’s daughter, Sherri Berg Zorn, loaned us $50,000 pursuant to a two-year note. The principal and accrued interest thereon is convertible at any time by the noteholders into shares of common stock at a conversion price of $.50 per share. For every $1.00 of principal and accrued interest thereon converted, the noteholder will also receive a five-year warrant to purchase one share of common stock at an exercise price of $1.00 per share. Exemption from registration is claimed for all of the aforementioned transactions with the Bergs and their trusts under Section 4 of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

Agreement with Carl E. Berg

On December 15, 2014, we entered into a letter agreement with Carl E. Berg. The agreement recognized that Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, and Clyde Berg 2011 CRT, Carl Berg Trustee, will have provided $2.5 million of unsecured loans to us between November and December 2014. Pursuant to said letter agreement, we agreed that these unsecured loans may be sold, assigned or transferred to Clyde J. Berg, Carl E. Berg and/or Kara Ann Berg or any entity controlled by any of the aforementioned individuals in a combination of the aforementioned persons or entities. This letter agreement, as amended, provides that if Mr. Carl E. Berg or any permitted transferee purchases or otherwise acquires the $2.5 million of unsecured notes, that these notes shall be convertible at any time prior to maturity or redemption thereof at a conversion price of $.50 per share. For every $1.00 in principal converted, a five-year warrant to purchase one additional share of common stock at an exercise price of $1.00 per share will be issued. In the event that $2.5 million is timely converted on or before June 30, 2015, we will also issue as a bonus warrants to purchase 1,000,000 shares of common stock, exercisable at $.50 per share over a five year period from the date of issuance. We also agreed to grant Mr. Berg the right to lend us up to an additional $7.5 million of optional loans on the same terms and conditions described above on or before June 30, 2015, $850,000 of which was received by us in February 2015. In the event such optional loan is converted into common stock on or before June 30, 2015, we will also issue as an additional bonus warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $.50 per share from the date of issuance. All bonus warrants contain cashless exercise provisions. The 2,000,000 bonus warrants described above assumes full funding of the $7.5 million optional loans and 100% conversion on or before June 30, 2015. In the event the amount of optional loans is less than an aggregate of $7.5 million converted prior June 30, 2015, then the bonus warrants to purchase an aggregate of 2,000,000 shares will be proportionately reduced. In summary, in the event all $10 million is provided to us, including an additional $7.5 million on a timely basis, subject to our right of acceptance or rejection in our sole discretion, and all loans are timely converted on or before June 30, 2015, we will have issued 20 million shares of common stock, 10 million warrants to purchase shares of common stock at an exercise price of $1.00 per share, plus five year bonus warrants to purchase 3,000,000 shares of our common stock at an exercise price of $.50 per share with cashless exercise provisions pertaining to the bonus warrants. Also, in the event the $10 million of funding is completed, Mr. Berg has the right to appoint one independent member to the board, which nominee will be subject to normal background checks.

Agreements and Transactions with Thomas Arnost, Executive Chairman

In June 2012, we issued a convertible promissory note in the principal amount of $350,000 to TCA Global Credit Master Fund, an institutional lender, secured by all of our assets. In December 2013, Thomas Arnost, one of our directors and currently Executive Chairman, purchased from TCA Global Credit Master Fund, our then indebtedness in the amount of $350,000. Subsequently, Mr. Arnost agreed with us to fix the conversion price of the note at $3.00 per share, extend the due date of the note to December 31, 2015, subject to Mr. Arnost’s right to call the note at any time in his sole discretion, and increase the interest rate to 15% per annum. We have the right to prepay the note, subject to Mr. Arnost’s right of conversion. In December 2013, Mr. Arnost gifted promissory notes in the amount of $28,000 to his children, who then converted the principal of these notes into common stock at $.30 per share. As of the date of this Form 10-K, we owe Mr. Arnost $322,000 in principal under the secured notes.

Our agreement with Simon Property Group requires us to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have 30 days after the draw down to obtain replacement letters of credit. As of December 31, 2014, each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into our common stock at a conversion price of $1.00 per share. In March 2015, we agreed to lower the conversion price for the non-affiliated stockholder to $.30 per share in connection with a new equity investment. In the event Mr. Arnost were to elect to convert his letter of credit into shares of our common stock, he would receive 1,350,000 shares of our common stock. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of our common stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies.

Executive Compensation

Please see “Executive Compensation” for information regarding compensation of directors and executive officers.

Employment Agreements

We have entered into employment agreements with Thomas Arnost, Executive Chairman, Dean L. Julie, Co-Chief Executive Officer and Michael D. Trepeta, Co-Chief Executive Officer. These agreements also provide for us to indemnify such officers and/or directors to the maximum extent permitted by law. We also carry directors’ and officers’ liability insurance which protects each of our officers and directors up to the policy maximum of $4.0 million, subject to a deductible of $100,000 for securities claims and $75,000 for other claims. For more information regarding our employment agreements and indemnification provisions, see “Executive Compensation.”

Policies for Approval of Related Party Transactions

Our board of directors reviews and approves transactions with directors, officers and holders of 5% or more of our voting securities and their affiliates, or each, a related party. Prior to the filing of this Form 10-K, the material facts as to the related party’s relationship or interest in the transaction are disclosed to our board of directors prior to their consideration of such transaction. In connection with the proposed offering, we intend to adopt a written related party transactions policy that such transactions must be approved by our audit committee or another independent body of our board of directors.

Director Independence

Reference is made to “Item 10” for details pertaining to the lack of independent directors on the Company’s board of directors as of the filing date of this Form 10-K. As the Company has no independent directors as of the filing date of this Form 10-K, it also has no “Financial Expert” serving as an independent board member or to form an audit committee. The Company has identified three independent directors under “Item 10” who are expected to join our board of directors upon the completion of the proposed offering described herein and uplisting onto the NYSE MKT. We can provide no assurances that said offering and uplisting will be successfully completed. Two of the three proposed independent three directors are considered financial experts.

Item 14.  Principal Accountant Fees and Services.

In March, 2015, Sadler, Gibb & Associates became the Company’s public auditors and their fees for the 2014 audit are estimated to be $55,000. Prior to engaging Sadler, Gibb & Associates, Messineo & Co., CPAs, LLC were paid $30,000 to commence the audit for the fiscal year ended December 31, 2014. Accordingly, the following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, Messineo & Co., CPAs, LLC, for the audit of our annual consolidated financial statements for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Audit fees	$30,000	$22,500
Audit- related fees	9,000	9,000
Tax fees	–	–
All other fees	–	–

Total fees	$39,000	$31,500

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

None of the services described above provided by our auditors were approved by the Board pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X .

Item 15. Exhibits and Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8. FINANCIAL STATEMENTS and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2014 and 2013:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statement of Stockholders' Equity

Notes to Financial Statements

(b)  EXHIBITS

Exhibit
Number	Exhibit Title

3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
10.18	Employment Agreement – Sean Trepeta (19)
10.19	Employment Agreement – Paul Bauersfeld (19)
10.20	Employment Agreement – Thomas Arnost (20)
10.21	December 2013 Agreement with Thomas Arnost modifying secured debt purchased by Arnost from TCA (19)
10.22	Letter Agreement dated December 9, 2014 with Thomas Arnost to extend expiration date of secured note to December 31, 2015 (19)
10.23	Letter Agreement dated July 8, 2013 with Thomas Arnost to provide letter of credit for $1,350,000(19)
10.24	Letter Agreement dated July 8, 2013 with SNW Properties to provide letter of credit for $1,350,000(19)
10.25	Letter Agreement dated December 15, 2014 with Carl E. Berg (19)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (*)
21.1	Subsidiaries of the Issuer (15)
23.1	Consent of Messineo & Co., CPA’s LLC (*)
23.2	Consent of Sadler Gibb (*)

31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant (19)
101.INS	XBRL Instance Document (*)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

_____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Incorporated by reference to Form 8-K filed September 11, 2013.
(18)	Incorporated by reference to Form 8-K filed April 1, 2014.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 19, 2014.
(20)	Incorporated by reference to Form 8-K dated December 2, 2014.

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

April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	C0-Principal Executive Officer and Director	April 15, 2015
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	April 15, 2015
Sean McDonnell

/s/ Michael D. Trepeta	Co-Principal Executive Officer, President, Director	April 15, 2015
Michael D. Trepeta

/s/ Sean Trepeta	Director	April 15, 2015
Sean Trepeta

/s/ Thomas Arnost	Chairman of the Board	April 15, 2015
Thomas Arnost

Dean L. Julia, Michael D. Trepeta, Sean Trepeta and Thomas Arnost represent all the current members of the Board of Directors.

