Form 10-Q
period 2015-03-31
Mobiquity Technologies, Inc.
filed 2015-05-15
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Yes ☐    No ☒

As of May 1, 2015, the registrant had a total of 72,328,719 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

MOBIQUITY TECHNOLOGIES, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$1,515,175	$1,654,171
Accounts receivable, net	243,937	445,892
Inventory, net	149,278	190,854
Prepaid expenses and other current assets	184,558	152,502
Total Current Assets	2,092,948	2,443,419

Property and equipment, net	211,650	262,480

Intangible assets, net	87,167	94,328

Other Assets	33,741	33,741
Total Assets	$2,425,506	$2,833,968

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$453,738	$609,957
Accrued expenses	338,054	369,383
Convertible promissory note	322,000	322,000
Total Current Liabilities	1,113,792	1,301,340

Long-term portion of convertible notes	3,928,860	2,573,979
Total Liabilities	5,042,652	3,875,319

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and 220,000 shares issued and outstanding at March 31, 2015 and December 31, 2014 respectively	-	-
Common stock, $.0001 par value; 200,000,000 and 100,000,000 shares authorized; 66,652,053 and 64,818,243 shares issued and outstanding at 2015 and 2014, respectively	6,667	6,482
Additional paid-in capital	29,968,625	28,966,269
Accumulated other comprehensive income (loss)	(1,584)	(2,236)
Accumulated deficit	(32,590,854)	(30,011,866)
Total Stockholders' Deficit	(2,617,146)	(1,041,351)
Total Liabilities and Stockholders' Deficit	$2,425,506	$2,833,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

Three Months Ended March 31,

	2015	2014
	Unaudited	Unaudited

Revenues, net	$515,383	$626,572
Cost of Revenues	437,424	505,900
Gross Profit	77,959	120,672

Operating Expenses:
Selling, general and administrative expenses	2,578,105	2,461,357
Total Operating Expenses	2,578,105	2,461,357

Loss from Operations	(2,500,146)	(2,340,685)

Other Income (Expense):
Interest expense	(78,866)	(10,129)
Interest income	24	51
Total Other Income (Expense)	(78,842)	(10,078)

Net Loss	$(2,578,988)	$(2,350,763)

Other Comprehensive Income (Loss)	$-	$-
Net Comprehensive Loss	$(2,578,988)	$(2,350,763)

Net Loss Per Common Share:

Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Common Shares Outstanding:

Basic and Diluted	64,933,423	56,936,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31,

	2015	2014
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	$(2,578,988)	$(2,350,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,499	80,685
Stock-based compensation	453,941	1,091,052
Stock issued for services	21,600	-
Debt discount on deferred financing	4,881	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	201,955	98,430
Inventory	41,576	(82,990)
Prepaid expenses and other assets	(32,056)	(7,622)
Increase (decrease) in operating liabilities:
Accounts payable	(156,219)	16,199
Accrued expenses	(4,329)	(93,272)
Changes in foreign currency translation	-	(5,990)
Net Cash Used in Operating Activities	(1,986,140)	1,096,492

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,508)	(7,431)
Net Cash Used in Investing Activities	(3,508)	(7,431)

Cash Flows from Financing Activities:
Proceeds from Loan(s)	1,350,000	-
Proceeds from issuance of stock	500,000	2,023,800
Net Cash Provided by Financing Activities	1,850,000	2,023,800

Net Increase (Decrease) in Cash and Cash Equivalents	(139,648)	762,098
Cash and Cash Equivalents, beginning of period	1,654,171	1,740,989
Change in foreign currency	652	-
Cash and Cash Equivalents, end of period	$1,515,175	$2,503,087

Supplemental Disclosure Information:
Cash paid for interest	$39,075	$10,129
Cash paid for taxes	$-	$-

Non-cash Disclosures:
Stock issued for interest	$27,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS —

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

Leveraging our agreement with Simon Property Group,. Inc. (which we refer to herein as Simon or Simon Property), the largest mall operator in the U.S. in terms of number of properties, we have installed our location-based mobile advertising solutions in the common areas of approximately 240 Simon retail destinations across the U.S. to create "smart malls" using Bluetooth-enabled iBeacon compatible technology. In April 2015, we entered into an agreement with Macerich Partnership, L.P. (which we refer to herein as Macerich) to expand our mall footprint into approximately 55 Macerich malls by June 1, 2015. We plan to expand our mall footprint into the common areas of other malls and outside of malls with additional synergistic venues that will allow for cross marketing opportunities, including venues such as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

Our Agreements with Mall Property Owners/Managers and IBM

Simon Properties

We entered into an initial agreement with Simon Property in April 2011. This agreement was amended in September 2013 and July 2014 to, among other things, expand the number of Simon mall properties covered by the agreement. Pursuant to our agreement with Simon, we have the right, on an exclusive basis, to install Bluetooth proximity marketing equipment to send information across the air space of the common areas of our Simon mall network, which includes approximately 240 malls across the United States. Under a master agreement and related agreements between us and Simon covering approximately 240 Simon malls, Simon is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set, per mall fee or a percentage of revenues derived from within the Simon mall network as well as certain commission fees based on revenues generated through Simon's sales efforts. We believe that the revenue share in which Simon participates will exceed the minimum annual mall fees if we generate revenues within the Simon network of approximately $14 million or more in a calendar year. Our agreement with Simon requires us to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year as well as certain levels of insurance. The agreement also provides for Simon to adjust the number of malls subject to the agreement from time to time based upon changes in its beneficial ownership interest in the malls. Our agreement with Simon expires on December 31, 2017. Our agreement with Simon is subject to earlier termination by either us or Simon following a notice and cure period in the event of a material breach of the agreement.

Macerich

In April 2015, we entered into a license agreement with Macerich. Pursuant to our agreement with Macerich, we have the right to install Mobi-Beacons to send information across the air space of the common areas of our Macerich mall network, which will, when fully installed we estimate to include approximately 55 malls, across the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls shall be exclusive. Under a Macerich license agreement between us and Macerich currently covering 55 malls, Macerich is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set per mall fee or a percentage of revenues derived from within the Macerich mall network as well as certain commission fees based on revenues generated through Macerich's sales efforts. We believe that the revenue share in which Macerich participates will exceed the minimum annual mall fees if we generate revenues with the Macerich network of approximately $3 million or more in a calendar year. The agreement also provides for Macerich to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls. Our agreement with Macerich has a term of three years but is subject to earlier termination (i) with cause following a notice and cure period in the event of material breach of the agreement or (ii) without cause by Macerich after one year on 90 days' prior written notice to us. In the event of termination of the agreement without cause, Macerich will reimburse us for certain out-of-pocket expenses.

IBM

In April 2015, we entered into a Joint Initiative Agreement with IBM and enrolled as an IBM Business Partner through IBM's PartnerWorld program. We are teaming with IBM to deliver jointly developed solutions for mall-based tenants, including retail clients. These solutions leverage the Mobiquity Networks beacon platform deployed exclusively in the common areas of our mall footprint across the United States, as well as our SDK which can be embedded within mall clients' mobile apps, to deliver relevant content in real time to shoppers' smart phones as they visit these malls. IBM has agreed to work with these clients to provide the analytics solutions needed to deliver personalized, one-on-one content to shoppers through our platform, and to help clients obtain insights from shopper transactions to drive improved customer experience and business performance. IBM services will also provide the integration capabilities needed to combine the Mobiquity Network platform in the mall common areas with the in-store server and network infrastructure, to optimize delivery of context-relevant content for the shopper. Together, our Joint initiative Agreement with IBM can help their mall clients provide enhanced omni-channel marketing solutions and optimize business results. The agreement has an initial terms of two years and may be extended by agreement of the parties.

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

The Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

The information contained in this report on Form 10-Q should he read in conjunction with our Form 10-K for our fiscal year ended December 31, 2014.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Effective January 1, 2008, the Company adopted FASB ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, and establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company's financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2015 and December 31, 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of March 31, 2015 and December 31, 2014, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

RECLASSIFICATIONS - Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of March 31, 2015 and December 31, 2014, the balances were $1,515,175 and $1,654,171, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of March 31, 2015 and December 31, 2014, the Company exceeded FDIC limits by $1,136,541 and $1,292,227, respectively.

REVENUE RECOGNITION — The Company recognizes revenue, for all revenue streams, when it is realized or realizable and estimable in accordance with ASC 605, "Revenue Recognition". The Company will recognize revenue only when all of the following criteria have been met:

•	Persuasive evidence for an agreement exists;

•	Service has been provided;

•	The fee is fixed or determinable; and,

•	Collection is reasonably assured.

ACE MARKETING — Ace Marketing's revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is recognized on a gross basis since Ace Marketing has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Advance payments made by customers are included in customer deposits. Ace Marketing records all shipping and handling fees billed to customers as revenues and related costs as cost of goods sold, when incurred. Additional source of revenue, derived from emails/texts directly to consumers are recognized under contractual arrangements. Revenue from this advertising method is recognized at the time of service provided.

MOBIQUITY NETWORKS — Mobiquity Networks. Mobiquity has three avenues of income with our beacon platform, Bluetooth Push and Wi-Fi. Revenue is realized with the signing of the advertising contract. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. Revenue is recognized the same way for the three mobile solutions. The first option to earn revenue with the beacon platform is for customers to contract for advertising campaigns, on our platform, either directly through their own app or through various third party apps. The second option to earn revenue is through a revenue share with advertising exchanges and networks that deliver advertising campaigns to their customers based on our real-time location signal data. The third option would be through selling our historical data to data management platform companies.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2015 and December 31, 2014, allowance for doubtful accounts were $40,000 and $40,000, respectively.

INVENTORY — Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer's frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of March 31, 2015 and December 31, 2014, the Company has reserved against $31,676 and $31,676, respectively.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the years ended March 31, 2015 and March 31, 2014, there were advertising costs of $200 and $288, respectively.

ACCOUNTING FOR STOCK BASED COMPENSATION. Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options for which vesting requirements will not be completed ("forfeitures"). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 8 "Stock Option Plans" in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

BENEFICIAL CONVERSIONS - Debt instruments that contain a beneficial conversion feature are recorded as deemed interest to the holders of the convertible debt instruments. The beneficial conversion is calculated as the difference between the fair values of the underlying common stock less the proceeds that have been received for the debt instrument limited to the value received.

FOREIGN CURRENCY TRANSLATIONS - The Company's functional and reporting currency is the U.S. dollar. We own a subsidiary in Europe. Our subsidiary's functional currency is the EURO. All transactions initiated in EUROs are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
(ii)	Fixed assets and equity transactions at historical rates.
(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

No significant realized exchange gains or losses were recorded since March 7, 2013 (date of acquisition of subsidiary) to March 31, 2015.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 2: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 45,878,110 and 33,554,000 because they are anti-dilutive as a result of a net loss for the three months ended March 31, 2015 and 2014, respectively.

NOTE 3: CONVERTIBLE PROMISSORY NOTE

Summary of Convertible Promissory Notes:

	March 31,	March 31,
	2015	2014
Arnost Note (a)	$322,000	$322,000
Cavu Notes (b), net of $43,140 debt discounts	206,860	-
Berg Notes (c)(d)	3,722,000	-
Total Debt	4,250,860	322,000
Current portion of debt	322,000	322,000
Long-term portion of debt	$3,928,860	$-

(a)	On June 12, 2012, the Company closed on a security agreement (the "Security Agreement") with TCA related to a $350,000 Convertible promissory note issued by the Company in favor of TCA (the "Convertible Note"), which Convertible Note was funded by TCA on June 12, 2012. The maturity date of the Convertible Note was December 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company's common stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Company's common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company's option without penalty. The Security Agreement granted to TCA a continuing, first priority security interest in all of the Company's assets, wheresoever located and whether now existing or hereafter arising or acquired. The Company's wholly-owned subsidiary, Mobiquity Networks, Inc., also entered into a similar Security Agreement and Guaranty Agreement. On December 12, 2013, TCA sold its entire interest in the Company's $350,000 secured promissory note to Thomas Arnost, a director of the Company, at face value. Mr. Arnost entered into an amendment to the note to extend the maturity date of the note to June 12, 2014, which was later extended to December 12, 2014 and again extended to December 31, 2015, subject to his right to declare the note due and payable at any time in his sole discretion. Also, the interest rate was raised from 12% per annum to 15% and the conversion price of the shares issuable upon conversion of the note was fixed at $.30 per share. The aforementioned note is convertible at the sole discretion of the noteholder. The Company recognized a beneficial conversion, in the amount of $116,667, based on the fixed conversion price, compared to the fair market trading value at the date of the agreement. The noteholder immediately converted $28,000 into 93,334 shares of common stock in December 2013. The balance on the note is $322,000 as of March 31, 2015 and December 31, 2014.

(b)	In July 2014, the Company raised $250,000 in gross proceeds from the sale of convertible promissory notes in the principal amount of $250,000 with a maturity date of July 31, 2017. The noteholders also received Class CC Warrants to purchase 125,000 shares of common Stock, exercisable at $1.20 per share through July 31, 2017. The placement agent received $17,500 in cash, 25,000 shares of restricted Common Stock and five-year warrants to purchase 7,500 shares of Common Stock at an exercise price of $.60 per share. The notes bear interest at the rate of 6% per annum with semi-annual payments to be paid on January 31' and July 31' of each year with the first interest payment due on January 31, 2015. At the option of the noteholder, the principal and accrued interest thereon is convertible at the greater of $.50 per share or 85% of the average daily volume weighted average price of the Company's Common Stock on the OTCQB during the 20 trading days immediately preceding the applicable interest date or conversion date. In the event the Company's Common Stock has a closing sales price of at least $1.00 per share on the OTCQB for a period of at least 10 trading days with an average daily volume weighted average of at least 25,000 shares, then the Company's promissory notes shall automatically converted into shares of the Company's Common Stock at 85% of the average VWAP during the 20 trading days immediately preceding the conversion date.

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock. The Company determined that the conversion feature did not meet the definition of a derivative and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company valued the warrants and allocated $33,362 to the warrants; increasing additional paid in capital and off-setting the notes by the warrant value as debt discount. The Company is amortizing the debt discount over the term of the notes, accreting the costs until the note balance equals the face value of the note. The Company recognized $9,110 of interest due to the amortization of the debt discount. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized the beneficial conversion feature in the amount of $59,379 in 2014. The beneficial conversion feature was recorded as an increase in additional paid-in capital.

(c)	In November 2014, Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in November 2016 with interest at the rate of 4% per annum. Carl Berg is the brother of Clyde Berg. In December 2014, the Clyde Berg 2011 CRT with Carl Berg as Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in December 2016 with interest at the rate of 4% per annum. We have an agreement with the Bergs to loan us an additional $500,000 on the same terms. These monies were received by us in January 2015. On December 29, 2014, Clyde Berg's daughter loaned us $50,000 pursuant to a two-year note. The principal and accrued interest thereon is convertible at any time by the noteholders into shares of common stock at a conversion price of $.50 per share. For every $1.00 of principal and accrued interest thereon converted, the noteholder will also receive a five-year warrant to purchase one share of common stock at an exercise price of $1.00 per share.

(d)	On December 15, 2014, we entered into a letter agreement with Carl E. Berg. The agreement recognized that Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, and Clyde Berg 2011 CRT, Carl Berg Trustee, will have provided $2.5 million of unsecured loans to us between November and December 2014 ($2 million received in 2014, $500,000 received in January 2015). The notes mature two years from the origination date and bear interest at 4%. Pursuant to said letter agreement, we agreed that these unsecured loans may be sold, assigned or transferred to Clyde J. Berg, Carl E. Berg and/or Kara Ann Berg or any entity controlled by any of the aforementioned individuals in a combination of the aforementioned persons or entities. This letter agreement provides that if Mr. Carl E. Berg or any permitted transferee purchases or otherwise acquires the $2.5 million of unsecured notes, that these notes shall be convertible at any time prior to maturity or redemption thereof at a conversion price of $.50 per share. For every $1.00 in principal converted, a five-year warrant to purchase one additional share of common stock at an exercise price of $1.00 per share will be issued. In the event that $2.5 million is timely converted on or before January 30, 2015, we will also issue as a bonus warrants to purchase 1,000,000 shares of common stock, exercisable at $.50 per share over a five year period from the date of issuance. We also agreed to grant Mr. Berg the right to lend us up to an additional $3.75 million of optional loans on the same terms and conditions described above on or before February 15, 2015, 850,000 of which was received by us in February 2015. In the event such optional loan is converted into common stock on or before March 31, 2015, we will also issue as an additional bonus warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $.50 per share from the date of issuance. We also agreed to grant him the right to lend us up to an additional $3.75 million on the same terms and conditions on or before May 15, 2015 and in the event such additional optional loan is converted into common stock on or before June 30, 2015, we will also issue bonus warrants to Mr. Berg to purchase up to 1,000,000 shares of common stock at an exercise price of $.50 per share over a period of five years from the date of issuance. All bonus warrants contain cashless exercise provisions. The 2,000,000 bonus warrants described above assumes full funding of the $7.5 million optional loans and 100% conversion on or before the dates described above. In the event the amount of optional loans is less than an aggregate of $3.75 million converted prior to March 31, 2015 and an additional $3.75 million converted prior to June 30, 2015, then the bonus warrants to purchase an aggregate of 2,000,000 shares will be proportionately reduced. In summary, in the event all $10 million is provided to us, including an additional $7.5 million on a timely basis, subject to our right of acceptance or rejection in our sole discretion, and all loans are timely converted on or before the dates described above, we will have issued 20 million shares of common stock, 10 million warrants to purchase shares of common stock at an exercise price of $1.00 per share, plus five year bonus warrants to purchase 3,000,000 shares of our common stock at an exercise price of $.50 per share with cashless exercise provisions pertaining to the bonus warrants. Also, in the event the $10 million of funding is completed, Mr. Berg has the right to appoint one independent member to the board, which nominee will be subject to normal background checks.

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

NOTE 4: STOCKHOLDERS' EQUITY (DEFICIT)

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

December 2014, the Company issued 500,000 common shares for the receipt of $150,000 cash, from the exercise of 500,000 warrants.

During the year ending December 2014, cashless exercise of warrants resulted in the issuance of 66,536 shares of common stock.

During 2014, the Company issued 62,791 common shares, valued at $27,000, in payment of interest expense.

In March 2015, the Company commenced a private placement offering at an offering price of $.30 per share with matching warrants issued to purchase an additional share of common stock at $.45 per share through March 31, 2015. Three investors purchased and aggregate of $500,000 of our private placement offering on March 30, 2015. In conjunction with the equity purchase, one of the investors who had previously provided a letter of credit to Simon Properties in the amount of $1,350,000 negotiated the right to convert the cash underlying the letter of credit into additional common stock at a reduced exercise price of $.30 per share.

During the quarter ended March 31, 2015, the Company issued or was required to issue 90,000 shares of common stock in exchange for services rendered.

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended March 31, 2015 and 2014 include employee share-based compensation expense totaling $453,941 and $1,091,052, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Employee stock-based compensation - option grants	$368,691	$14,791
Employee stock-based compensation - stock grants	-	-
Non-Employee stock-based compensation - option grants	82,250	920,261
Non-Employee stock-based compensation - stock grants	-	156,000
Non-Employee stock-based compensation-stock warrant	-	-

Total	$453,941	$1,091,052

NOTE 6: STOCK OPTION PLAN

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the "2005 Plan") for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 4,000,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the "2009 Plan"). in September 2013, the Company's stockholders approved an increase in the number of shares covered by the 2009 Plan to 10,000,000. In February 2015, the board approved, subject to stockholder approval within one year, an increase in the number of shares under the 2009 Plan to 20,000,000 shares. (The 2005 and 2009 Plans are collectively referred to as the "Plans" and the Company has a combined 14,000,000 shares, which will increase to 24,000,000 shares upon stockholder approval of the increase in the 2009 Plan, available for issuance under the Plans.)

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

The weighted average assumptions made in calculating the fair values of options granted under the Plans during the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Expected volatility	162.32%	30.88%
Expected dividend yield	-	-
Risk-free interest rate	1.47%	2.66%
Expected term (in years)	10	9.82

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding	16,980,000	.51	5.74	$160,100
Granted	850,000	.53	8.62
Exercised	-
Cancelled	(600,000)
Outstanding, March 31, 2015	17,230,000	.42	7.75	5,000
Options exercisable, March 31, 2015	13,154,169	.51	5.43	$8,400

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2015 and 2014 was $.53 and $.27, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.24 closing price of the Company's common stock on March 31, 2015.

As of March 31, 2015, the fair value of unamortized compensation cost related to unvested stock option awards was $1,095,825.

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Expected volatility	182.46%	0.00%
Expected dividend yield	-	-
Risk-free interest rate	2.12%	0.00%
Expected term (in years)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding	23,773,914	$.58	2.50	$53,500
Granted	1,666,667	$.41	5.01
Exercised	-	-
Cancelled		-
Outstanding, March 31, 2015	25,440,581	$.69	4.36	7,000
Options warrants exercisable, March 31, 2015	25,440,581	$.72	2.58	$7,000

NOTE 7: COMMITMENTS AND CONTINGENCIES

COMMITMENTS—

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 240 Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have 30 days after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock originally at a conversion price of $1.00 per share and recently adjusted to $.30 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies.

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

Rent and real estate tax expense was approximately $739,500 and $293,000 for the three months ended March 31, 2015 and 2014, respectively.

EMPLOYMENT CONTRACTS —

Michael D. Trepeta and Dean L. Julia

On March 1, 2005, the Company entered into employment contracts with two of its officers, namely, Dean L. Julia and Michael D. Trepeta. The employment agreements provide for minimum annual salaries, currently $30,000 per month (which does not include $2,000 per month which has been deferred until receipt of additional financing), plus bonuses equal to 5% of pre-tax earnings (as defined) and other perquisites commonly found in such agreements. On March 1st of each year, each officer receives a $2,000 per month salary increase. In addition, pursuant to the employment contracts, the Company annually grants each officer options to purchase 200,000 shares of common stock.

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

On April 7, 2010, the Board of Directors approved a five-year extension of the employment contract of Dean L. Julia and Michael D. Trepeta to expire on March 1, 2015, The Board approved the continuation of each officer's current salary and scheduled salary increases on March 1st of each year. The Board also approved a signing bonus of stock options to purchase 200,000 shares granted to each officer which is fully vested at the date of grant and exercisable at $.50 per share through April 7, 2020; ten-year stock options to purchase 100,000 shares of Common Stock to be granted to each officer at fair market value on each anniversary date of the contract and extension thereof commencing March 1, 2011; and termination pay of one year base salary based upon the scheduled annual salary of each executive officer for the next contract year plus the amount of bonuses paid or entitled to be paid to the executive for the current fiscal year or the preceding fiscal year, whichever is higher. In the event of termination, the executives will continue to receive all benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof.

In July 2012, the Company approved and in January 2013 the Company implemented amending the employment agreements of Messrs. Julia and M. Trepeta to expire on February 28, 2017, subject to an automatic one year renewal on March 1, 2013 and on each March 1' thereafter, unless the Employment Agreement is terminated in accordance with its terms on or before December 30th of the prior calendar year. In the event of termination without cause, the executives will continue to receive all salary and benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof, plus one year termination pay.

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

Sean Trepeta

In December 2014, Mobiquity Networks entered into an employment agreement with Sean Trepeta, to serve as President of Mobiquity Networks as an employee at will. Mr. Trepeta, as a full-time employee, is to be paid a salary at the rate of $20,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,500,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he will be entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network's revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. All options granted to Mr. Trepeta will become immediately vested in the event of a change in control of our Company or sale of substantially all of our assets. In the event we terminate Mr. Trepeta without cause, after six months of continued employment under the employment agreement, Mr. Trepeta is entitled to receive three months' severance pay.

Paul Bauersfeld

In December 2014, we entered into an employment agreement with Paul Bauersfeld, our Chief Technology Officer, who is an employee at will. Mr. Bauersfeld, as a full-time employee, is to be paid a salary at the rate of $25,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,000,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he will be entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network's revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. The foregoing compensatory arrangements with Mr. Bauersfeld is in addition to the non-statutory stock options to purchase 2,600,000 shares of our common stock previously granted to Mr. Bauersfeld. All options granted to Mr. Bauersfeld will become immediately vested in the event of a change of control of our company or sale of substantially all of our assets. In the event we terminate Mr. Bauersfeld without cause. Mr. Bauersfeld is entitled to receive six months' severance pay.

Sean McDonnell

Sean McDonnell, our Chief Financial Officer, is an employee at will and is currently receiving a salary of $132,000 per annum.

 TRANSACTIONS WITH MAJOR CUSTOMERS —

The Company sells its branded merchandise to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the three months ended March 31, 2015 a customer accounted for approximately 39% of net revenues and for the three months ended March 31, 2014 a customer accounted for approximately 25% of net revenues. The Company holds on hand certain items that are ordered on a regular basis.

NOTE 8: SEGMENT INFORMATION

Reportable operating segment is determined based on Mobiquity Technologies, Inc.'s management approach. The management approach, as defined by accounting standards which have been codified into FASB ASC 280, "Segment Reporting," is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our chief operating decision-maker is our Chief Executive Officer and Chief Financial Officer.

While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two operating segments: (i) Ace Marketing and Promotions, Inc. captures Branding & Branded Merchandise (ii) Mobiquity Networks represent our Mobil Marketing.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

First Quarter of Fiscal 2015

	Quarter Ended March 31, 2015
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$515,383	-	$515,383
Operating (loss), before interest amortization, depreciation and taxes	(640,113)	(1,798,800)	(2,438,913)
Interest income	24	-	24
Interest (expense)	(78,866)	-	(78,866)
Depreciation and amortization	(22,607)	(38,626)	(61,233)
Net Loss	(741,562)	(1,837,426)	(2,578,988)
Assets at March 31, 2015	2,052,468	373,038	2,425,506

First Quarter of Fiscal 2014

	Quarter Ended March 31, 2014
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	546,054	80,500	626,554
Operating (loss), before interest amortization, depreciation and taxes	(326,185)	(1,933,639)	(2,259,824)
Interest income	51		51
Interest (expense)	(10,129)		(10,129)
Depreciation and amortization	(25,555)	(55,306)	(80,861)
Net Loss	(361,818)	(1,988,945)	(2,350,763)
Assets at March 31, 2014	3,274,192	635,338	3,909,530

All intersegment sales and expenses have been eliminated from the table above.

NOTE 9: COMMON STOCK PURCHASE AGREEMENT

On March 31, 2014, the Company entered into a common stock purchase agreement (referred to herein as the "Purchase Agreement"), with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to herein as "Aspire Capital"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of Common Stock over the approximately 24-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 1,000,000 shares of Common Stock as a commitment fee (referred to in herein as the "Commitment Shares"). Upon execution of the Purchase Agreement, we sold to Aspire Capital 1,000,000 shares of Common Stock (referred to herein as the "Initial Purchase Shares"). Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital (referred to herein as the "Registration Rights Agreement"), in which we agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, or the Securities Act, the sale of the shares of Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

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

Since April 28, 2014, the effective date of the Registration Statement, on any trading day on which the closing sale price of our Common Stock exceeds $0.16, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a "Purchase Notice"), directing Aspire Capital (as principal) to purchase up to 200,000 shares of Common Stock per trading day, provided that the aggregate price of such purchase shall not exceed $250,000 per trading day, up to $15.0 million of Common Stock in the aggregate at a per share price (the "Purchase Price") calculated by reference to the prevailing market price of the Common Stock (as more specifically described below).

In addition, on any date on which we submit a Purchase Notice for 200,000 shares to Aspire Capital and the closing sale price of the Common Stock is equal to or greater than $0.50 per share, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a "VWAP Purchase Notice") directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on the OTCQB on the next trading day (the "VWAP Purchase Date"), subject to a maximum number of shares we may determine (the "VWAP Purchase Share Volume Maximum") and a minimum trading price (the "VWAP Minimum Price Threshold") (as more specifically described below). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the "VWAP Purchase Price") is calculated by reference to the prevailing market price of Common Stock (as more specifically described below).

The Purchase Agreement provides that the Company and Aspire Capital shall not affect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Common Stock is less than $0.16 per share (the "Floor Price"). This Floor Price and the respective prices and share numbers in the preceding paragraphs shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as the Company directs in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any penalty or cost to the Company.

NOTE 10: STOCKHOLDER AUTHORIZATION OF REVERSE STOCK SPLIT

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

NOTE 11: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows:

In April 2015, the Company received $1,710,000 from the sale to three accredited investors of 5,700,000 shares of its common stock and a like number of warrants exercisable at $.45 per share through March 31, 2020. In May 2015, the Company received $210,000 from the sale to one accredited investor of 700,000 shares of its common stock and a like number of warrants exercisable at 5.45 per share through March 31, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2014 which includes our audited financial statements for the year ended December 31, 2014 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

We have installed our location-based mobile advertising solutions in approximately 240 Simon Mall locations to create "smart malls" using Bluetooth-enabled iBeacon compatible technology. We plan to expand our mall footprint in other malls and outside the malls with additional synergistic venues that will allow for cross marketing opportunities in such venues as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

Our Agreements with Mall Property Owners/Managers and IBM

Simon Properties

We entered into an initial agreement with Simon Property in April 2011. This agreement was amended in September 2013 and July 2014 to, among other things, expand the number of Simon mall properties covered by the agreement. Pursuant to our agreement with Simon, we have the right, on an exclusive basis, to install Bluetooth proximity marketing equipment to send information across the air space of the common areas of our Simon mall network, which includes approximately 240 malls across the United States. Under a master agreement and related agreements between us and Simon covering approximately 240 Simon malls, Simon is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set, per mall fee or a percentage of revenues derived from within the Simon mall network as well as certain commission fees based on revenues generated through Simon's sales efforts. We believe that the revenue share in which Simon participates will exceed the minimum annual mall fees if we generate revenues within the Simon network of approximately $14 million or more in a calendar year. Our agreement with Simon requires us to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year as well as certain levels of insurance. The agreement also provides for Simon to adjust the number of malls subject to the agreement from time to time based upon changes in its beneficial ownership interest in the mails. Our agreement with Simon expires on December 31, 2017. Our agreement with Simon is subject to earlier termination by either us or Simon following a notice and cure period in the event of a material breach of the agreement.

Macerich

In April 2015, we entered into a license agreement with Macerich. Pursuant to our agreement with Macerich, we have the right to install Mobi-Beacons to send information across the air space of the common areas of our Macerich mall network, which will, when fully installed we estimate to include approximately 55 malls, across the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls shall be exclusive. Under a Macerich license agreement between us and Macerich currently covering 55 malls, Macerich is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set per mall fee or a percentage of revenues derived from within the Macerich mall network as well as certain commission fees based on revenues generated through Macerich's sales efforts. We believe that the revenue share in which Macerich participates will exceed the minimum annual mall fees if we generate revenues with the Macerich network of approximately $3 million or more in a calendar year. The agreement also provides for Macerich to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls. Our agreement with Macerich has a term of three years but is subject to earlier termination (i) with cause following a notice and cure period in the event of material breach of the agreement or (ii) without cause by Macerich after one year on 90 days' prior written notice to us. In the event of termination of the agreement without cause, Macerich will reimburse us for certain out-of-pocket expenses.

IBM

In April 2015, we entered into a Joint Initiative Agreement with IBM and enrolled as an IBM Business Partner through IBM's PartnerWorld program. We are teaming with IBM to deliver jointly developed solutions for mall-based tenants, including retail clients. These solutions leverage the Mobiquity Networks beacon platform deployed exclusively in the common areas of our mall footprint across the United States, as well as our SDK which can be embedded within mall clients' mobile apps, to deliver relevant content in real time to shoppers' smart phones as they visit these malls. IBM has agreed to work with these clients to provide the analytics solutions needed to deliver personalized, one-on-one content to shoppers through our platform, and to help clients obtain insights from shopper transactions to drive improved customer experience and business performance. IBM services will also provide the integration capabilities needed to combine the Mobiquity Network platform in the mall common areas with the in-store server and network infrastructure, to optimize delivery of context-relevant content for the shopper. Together, our Joint Initiative Agreement with IBM can help their mall clients provide enhanced omni-channel marketing solutions and optimize business results. The agreement has an initial terms of two years and may be extended by agreement of the parties.

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

REVENUE RECOGNITION – The Company recognizes revenue, for all revenue streams, when it is realized or realizable and estimable in accordance with ASC 605, "Revenue Recognition". The Company will recognize revenue only when all of the following criteria have been met:

●	Persuasive evidence for an agreement exists;

●	Service has been provided;

●	The fee is fixed or determinable; and,

●	Collection is reasonably assured.

ACE MARKETING – Ace Marketing's revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the customer's receipt of the merchandise. Revenue is recognized on a gross basis since Ace Marketing has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Advance payments made by customers are included in customer deposits. Ace Marketing records all shipping and handling fees billed to customers as revenues and related costs as cost of goods sold, when incurred. Additional source of revenue, derived from emails/texts directly to consumers are recognized under contractual arrangements. Revenue from this advertising method is recognized at the time of service provided.

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

ACCOUNTING FOR STOCK BASED COMPENSATION. Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options for which vesting requirements will not be completed ("forfeitures"). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations.

Plan of Operation

Our goal is to enhance the shopper experience with retail customers by providing valuable and relevant content in real-time based on location. We achieve this goal by providing our customers (such as retailers, brands, and the entertainment industry) with a highly targeted form of mobile marketing engagement. Our platform enables interaction and advertising based on time, location and personalization to create the most effective campaigns and experiences possible, in a way that is not possible without our network. We connect customers to brands in the retail space by increasing individual retail location app usage and driving foot traffic to such individual retail locations. We have deployed our Mobiquity hardware solutions in about 240 Simon malls in the United States and we intend to expand to 55 Macerich malls by June 1, 2015. We intend to utilize the proceeds of this offering to expand our sales and marketing human resource capability to focus on generating revenue over our network. Our sales and marketing team will be seeking to generate revenue over our network through five primary verticals:

●	Retailers, Brands and Apps relevant to the shopping experience.

●	Shopping/Coupon related Apps with relevant offers.

●	Entertainment Apps relevant to the shopper demographic.

●	Advertising Networks and Exchanges serving location relevant ads.

●	Data Analytic and Social Media Apps requesting real-time location based signal.

We plan to expand on our current footprint into the common areas of other mall operations as well as outside of the malls with additional synergistic venues that will allow for cross marketing opportunities. Such venues include but are not limited to; stadiums, arenas, college campuses, airports and retail chains. The purpose of this type of expansion will be to create a unified network that will allow relevant beacon companies the opportunity to become part of our Mobiquity network. They may find it advantageous to become part of our network, so they will have the ability to drive traffic into their stores. In the future, we may also build a private advertising exchange system that would allow for programmatic buying where advertisers will be given permission to engage with shoppers through our Mobiquity network. Additionally, we plan to add other mobile services and plug-ins such as; loyalty programs, indoor mapping, security and mobile payments.

We anticipate continuing to rely on external financing from sales of our common stock to support our operations until cash flow from operations has a positive impact on operations, although no assurances can be given in this regard.

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

	Three Months Ended March 31
	2015	2014
Revenue	$515,383	$626,572
Cost of Revenues	$437,424	$505,900
Gross Profit	$77,959	$120,672
Selling, General and Administrative Expenses	$2,578,105	$2,461,357
(Loss) from Operations	$(2,500,146)	$(2,340,685)

We generated revenues of $515,383 in the first quarter of 2015 compared to $626,572 in the same period of the prior year, an decrease in revenues of $111,189. As our mall network has only recently been constructed and is being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues. In the last six months of 2015, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the expectation that advertisers will begin to utilize our mall network.

Cost of revenues was $437,424 or 84.8% of revenues in the first quarter of 2015 compared to $505,900 or 80.7% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The decrease in cost of revenues of $68,476 in 2015 is related to volume and product mix of the products our customers purchased.

Gross profit was $77,959 for the first quarter of 2015 or 15.2% of net revenues compared to $120,672 in the same fiscal period of the prior year or 19.3% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been constructed and is currently being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $2,578,105 for the first quarter of 2015 compared to $2,461,357 in the comparable period of the prior year, an increase of approximately $116,748. Such operating costs include payroll and related expenses, commissions, insurance, rents, fee payments to Simon Property Group, professional (consulting) and public awareness fees. The increase in operating expenses was primarily due to the increase in salaries.

The net loss for the first quarter of 2015 was ($2,500,146) as compared to ($2,340,685) for the comparable period of the prior year. The increase in operating loss is attributable to the focused effort in creating the infrastructure required to move forward with the mall network, and the hiring of additional Company personnel to provide information technology support, sales and office employees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,515,175 at March 31, 2015. Cash used in operating activities for the three months ended March 31, 2015 was $1,986,140. This resulted primarily from a net loss of $2,578,988, offset by stock based payments of $475,541 a decrease in accounts receivable of $201,955 and an decrease in prepaid expenses and other assets of $9,520 and an decrease of accounts payable and accrued expenses of $97,601. The Company had an increase in investing activities of $3,508 with the purchase of equipment. Net cash was provided by financing activities of $1,850,000 from the sale of the Company's Common Stock for the quarter ended March 31, 2015.

The Company had cash and cash equivalents of $2,503,087 at March 31, 2014. Cash used in operating activities for the three months ended March 31, 2014 was $1,254,272. This resulted primarily from a net loss of $2,350,763, offset by stock based compensation of $1,091,052 a decrease in accounts receivable of $98,430 and an increase in prepaid expenses and other assets of $7,622 and an increase of accounts payable and accrued expenses of $16,199. The Company had an increase in investing activities of $7,430 with the purchase of equipment. Net cash was provided by financing activities of $2,023,800 from the sale of the Company's Common Stock for the quarter ended March 31, 2014.

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

Recent Financings

Since January 1, 2013, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

During 2013	$5,562,816	Issued 19,125,000 common shares and warrants to purchase 9,562,000 shares
January/February 2014	$2,060,300	Issued 6,867,669 common shares and warrants to purchase 3,433,339 shares
March 2014	$500,000	Issued 2,000,000 common shares.
July 2014	$1,000,000	Issued 2,000,000 shares and warrants to purchase 1,000,000 shares
July 2014	$250,000	Issued convertible note in the principal amount of $250,000 and warrants to purchase 125,000 shares
November 2014 (1)	$1,000,000	Issued two-year promissory note in the principal amount of $1,000,000
December 2014 (1)	$1,050,000	Issued two-year promissory note in the principal amount of $1,050,000
January 2015 (1)	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015 (1)	$850,000	Issued two-year promissory note in the principal amount of $850,000
March 2015	$500,000	Issued 1,666,667 common shares and a like number of warrants
April 2015	$1,710,000	Issued 5,700,000 common shares and a like number of warrants
May 2015	$210,000	Issued,700,000 common shares and a like number of warrants

(1) See "Agreement with Carl E. Berg" below.

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

Assignment of Secured Promissory Note

In December 2013, Thomas Arnost, current Vice Chairman of Mobiquity, purchased from TCA Global Credit Master Fund, the Company's outstanding secured convertible promissory note in the amount of $350,000. Subsequently, Mr. Arnost and the Company agreed to fix the conversion price of the note at $.30 per share, extend the due date of the Note to June 12, 2014, which was subsequently extended to December 22, 2014 and again extended to December 31, 2015, subject to Mr. Arnost's right to call the note at any time in his sole discretion, and increase the interest rate to 15% per annum. The Company has the right to prepay the note, subject to Mr. Arnost's right of conversion.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2015 through March 31, 2015, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

			Consideration Received and Description of Underwriting or Other		If Option, Warrant
Date of Sale	Title of Security	Number Sold	Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	or Convertible Security, terms of exercise or conversion

Jan. – March 2015	Promissory Notes	$1,350,000 in principal amount	$1,350,000 in principal amount; no cash compensation was paid.	Section 4(2)	Not applicable (1)

March 2015	Common Stock and Warrants	1,666,667 common Shares and warrants	$500,000 received; no commissions paid	Rule 506	Warrants exercisable at $.45 through March 31, 2020

Jan. – March 2015	Common Stock	90,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

(1)    On December 15, 2014, we entered into a letter agreement with Carl E. Berg. The agreement recognized that Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, and Clyde Berg 2011 CRT, Carl Berg Trustee, will have provided $2.5 million of unsecured loans to us between November and December 2014 ($2 million received in 2014, $500,000 received in January 2015). The notes mature two years from the origination date and bear interest at 4%. Pursuant to said letter agreement, we agreed that these unsecured loans may be said, assigned or transferred to Clyde J. Berg, Carl E. Berg and/or Kara Ann Berg or any entity controlled by any of the aforementioned individuals in a combination of the aforementioned persons or entities. This letter agreement provides that if Mr. Carl E. Berg or any permitted transferee purchases or otherwise acquires the $2.5 million of unsecured notes, that these notes shall be convertible at any time prior to maturity or redemption thereof at a conversion price of $.50 per share. For every $1.00 in principal converted, a five-year warrant to purchase one additional share of common stock at an exercise price of $1.00 per share will be issued. In the event that $2.5 million is timely converted on or before January 30, 2015, we will also issue as a bonus warrants to purchase 1,000,000 shares of common stock, exercisable at $.50 per share over a five year period from the date of issuance. We also agreed to grant Mr. Berg the right to lend us up to an additional $3.75 million of optional loans on the same terms and conditions described above on or before February 15, 2015, 850,000 of which was received by us in February 2015. In the event such optional loan is converted into common stock on or before March 31, 2015, we will also issue as an additional bonus warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $.50 per share from the date of issuance. We also agreed to grant him the right to lend us up to an additional $3.75 million on the same terms and conditions on or before May 15, 2015 and in the event such additional optional loan is converted into common stock on or before June 30, 2015, we will also issue bonus warrants to Mr. Berg to purchase up to 1,000,000 shares of common stock at an exercise price of $.50 per share over a period of five years from the date of issuance. All bonus warrants contain cashless exercise provisions. The 2,000,000 bonus warrants described above assumes full funding of the $7.5 million optional loans and 100% conversion on or before the dates described above. In the event the amount of optional loans is less than an aggregate of $3.75 million converted prior to March 31, 2015 and an additional $3.75 million converted prior to June 30, 2015, then the bonus warrants to purchase an aggregate of 2,000,000 shares will be proportionately reduced. In summary, in the event all $10 million is provided to us, including an additional $7.5 million on a timely basis, subject to our right of acceptance or rejection in our sole discretion, and all loans are timely converted on or before the dates described above, we will have issued 20 million shares of common stock, 10 million warrants to purchase shares of common stock at an exercise price of $1.00 per share, plus five year bonus warrants to purchase 3,000,000 shares of our common stock at an exercise price of $.50 per share with cashless exercise provisions pertaining to the bonus warrants. Also, in the event the $10 million of funding is completed, Mr. Berg has the right to appoint one independent member to the board, which nominee will be subject to normal background checks.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended March 31, 2015, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005 (1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement - Dean L. Julia (11)
10.10	Amendment to Employment Agreement - Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the company and TCA (13)
10.14	Amendment to Dean L. Julia's Employment Agreement (16)

10.15	Amendment to Michael D. Trepeta's Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
10.18	Employment Agreement - Sean Trepeta (19)
10.19	Employment Agreement - Paul Bauersfeld (19)
10.20	Employment Agreement - Thomas Arnost (20)
10.21	December 2013 Agreement with Thomas Arnost modifying secured debt purchased by Arnost from TCA (19)
10.22	Letter Agreement dated December 9, 2014 with Thomas Arnost to extend expiration date of secured note to December 31, 2015 (19)
10.23	Letter Agreement dated July 8, 2013 with Thomas Arnost to provide letter of credit for $1,350,000 (19)
10.24	Letter Agreement dated July 8, 2013 with SNW Properties to provide letter of credit for $1,350,000 (19)
10.25	Letter Agreement dated December 15, 2014 with Carl E. Berg (19)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (21)
21.1	Subsidiaries of the Issuer (15)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant (9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant (19)
101.INS	XBRL Instance Document (*)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.

(6)	Incorporated by reference to the Registrant's Form I 0-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Incorporated by reference to the Registrant's Form 8-K dated June 14, 2012.
(13)	Incorporated by reference to the Registrant's Form 8-K dated June 15, 2012.
(14)	Incorporated by reference to the Registrant's Form 8-K dated June 6, 2013.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Incorporated by reference to Form 8-K filed September 11, 2013.
(18)	Incorporated by reference to Form 8-K filed April 1, 2014.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 19, 2014.
(20)	Incorporated by reference to Form 8-K dated December 2, 2014.
(21)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: May 15, 2015	By:	/s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: May 15, 2015	By:	/s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: May 15, 2015	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

