Form 10-Q
period 2015-06-30
Mobiquity Technologies, Inc.
filed 2015-08-14
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Yes ☐  No ☒

As of August 11, 2015, the registrant had a total of 75,395,562 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,446,061	$1,654,171
Accounts receivable, net	298,131	445,892
Inventory, net	211,298	190,854
Prepaid expenses and other current assets	108,831	152,502
Total Current Assets	2,064,321	2,443,419

Property and equipment, net	171,541	262,480

Intangible assets, net	80,017	94,328

Other Assets	41,616	33,741
Total Assets	$2,357,495	$2,833,968

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$452,036	$609,957
Accrued expenses	311,017	369,383
Convertible promissory note	322,000	322,000
Total Current Liabilities	1,085,053	1,301,340

Long-term portion of convertible notes	3,933,795	2,573,979
Total Liabilities	5,018,848	3,875,319

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and zero shares issued and outstanding at June 30, 2015 and December 31, 2014 respectively	–	–
Common stock, $.0001 par value; 200,000,000 and 200,000,000 shares authorized; 74,700,562 and 64,818,243 shares issued and outstanding at June 30, 2015, and December 31, 2014	7,475	6,482
Additional paid-in capital	32,870,001	28,966,269
Accumulated other comprehensive loss	(6,091)	(2,236)
Accumulated deficit	(35,532,738)	(30,011,866)
Total Stockholders' Deficit	(2,661,353)	(1,041,351)
Total Liabilities and Stockholders' Deficit	$2,357,495	$2,833,968

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Revenues, net	571,568	$928,530	1,086,951	$1,559,351
Cost of Revenues	430,599	743,496	868,023	1,249,378
Gross Profit	140,969	185,034	218,928	309,973

Operating Expenses:
Selling, general and administrative	2,984,395	2,090,199	5,562,500	4,553,137
Total Operating Expenses	2,984,395	2,090,199	5,562,500	4,553,137

Loss from Operations	(2,843,426)	(1,905,165)	(5,343,572)	(4,243,164)

Other Income (Expense):
Interest expense	(98,470)	(13,361)	(177,336)	(23,490)
Interest income	12	42	36	93
Total Other Income (Expense)	(98,458)	(13,319)	(177,300)	(23,397)

Net Loss	(2,941,884)	$(1,918,484)	(5,520,872)	$(4,266,561)

Other Comprehensive Income (Loss)	(6,091)	4,832	(6,091)	(1,158)

Net Comprehensive Loss	$(2,947,975)	$(1,913,652)	$(5,526,963)	$(4,267,719)

Net Loss Per Common Share:
Basic and Diluted	$(0.04)	$(0.03)	$(0.08)	$(0.08)

Weighted Average Common Shares Outstanding:
Basic and Diluted	72,695,216	60,601,623	68,832,778	56,029,260

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30,	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(5,520,872)	$(4,267,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,471	163,159
Stock-based compensation	955,214	1,642,194
Stock issued for services	140,340	–
Debt discount on deferred financing	9,816	–
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	147,761	61,831
Inventory	(20,444)	(96,140)
Prepaid expenses and other assets	35,796	5,720
Increase (decrease) in operating liabilities:
Accounts payable	(157,921)	27,901
Accrued expenses	30,805	(53,225)
Total adjustments	1,251,838	1,751,440
Net Cash Used in Operating Activities	(4,269,034)	(2,516,279)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,221)	(17,607)
Net Cash Used in Investing Activities	(5,221)	(17,607)

Cash Flows from Financing Activities:
Proceeds from Loan	1,350,000	–
Proceeds from issuance of stock	2,720,000	2,523,800
Net Cash Provided by Financing Activities	4,070,000	2,523,800

Net Increase (Decrease) in Cash and Cash Equivalents	(204,255)	(10,086)
Cash and Cash Equivalents, beginning of period	1,654,171	1,740,989
Change in foreign currency	(3,855)	–
Cash and Cash Equivalents, end of period	$1,446,061	$1,730,903

Supplemental Disclosure Information:
Cash paid for interest	$51,150	$10,129
Cash paid for taxes	$–	$–

Non-cash Disclosures:
Stock issued for interest	$89,171	$–

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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

Leveraging our agreement with Simon Property Group, Inc. (which we refer to herein as Simon or Simon Property), the largest mall operator in the U.S. in terms of number of properties, we have installed our location-based mobile advertising solutions in the common areas of approximately 240 Simon retail destinations across the U.S. to create "smart malls" using Bluetooth-enabled iBeacon compatible technology. In April 2015, we entered into an agreement with Macerich Partnership, L.P. (which we refer to herein as Macerich) to expand our mall footprint into approximately 55 Macerich malls by June 1, 2015. We plan to expand our mall footprint into the common areas of other malls and outside of malls with additional synergistic venues that will allow for cross marketing opportunities, including venues such as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

The Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and 2014 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2015, results of operations for the three months and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2015 and December 31, 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of June 30, 2015 and December 31, 2014, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

RECLASSIFICATIONS - Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of June 30, 2015 and December 31, 2014, the balances were $1,446,061 and $1,654,171, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As June 30, 2015 and December 31, 2014, the Company exceeded FDIC limits by $1,013,509 and $1,292,227, respectively.

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

MOBIQUITY NETWORKS - Mobiquity Networks. Mobiquity has three avenues of income with our beacon platform, Bluetooth Push and Wi-Fi. Revenue is realized with the signing of the advertising contract. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. Revenue is recognized the same way for the three mobile solutions. The first option to earn revenue with the beacon platform is for customers to contract for advertising campaigns, on our platform, either directly through their own app or through various third party apps. The second option to earn revenue is through a revenue share with advertising exchanges and networks that deliver advertising campaigns to their customers based on our real-time location signal data. The third option would be through selling our historical data to data management platform companies.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of June 30, 2015 and December 31, 2014, allowance for doubtful accounts were $40,000 and $40,000, respectively.

INVENTORY - Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer's frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of June 30, 2015 and December 31, 2014, the Company has reserved against $31,676 and $31,676, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is expensed using the straight-line method over the estimated useful lives of the related assets of three to five years. Leasehold improvements are being amortized using the straight-line method over sixty months of the estimated useful lives of the related assets or the remaining term of the lease. The costs of additions and improvements, which substantially extend the useful life of a particular asset, are capitalized. Repair and maintenance costs are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the account and the gain or loss on disposition is reflected in operating income.

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

WEBSITE TECHNOLOGY - Website technology developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the quarters ended June 30, 2015 and June 30, 2014, there were advertising costs of $5,295 and $0, respectively. For the six months ended June 30, 2015 and June 30, 2014, there were advertising costs of $5,495 and $288, respectively.

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

FOREIGN CURRENCY TRANSLATIONS - The Company's functional and reporting currency is the U.S. dollar. We own a subsidiary in Europe. Our subsidiary's functional currency is the EURO. All transactions initiated in EUROs are translated into U.S. dollars in accordance with ASC 830-30, the average exchange rate of 1.1094% and period end exchange rate of 1.300% were used for the second quarter of 2015 "Translation of Financial Statements," as follows:

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

No significant realized exchange gains or losses were recorded since March 7, 2013 (date of acquisition of subsidiary) to June 30, 2015.

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

NOTE 2: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 51,681,000 and 33,304,000 because they are anti-dilutive as a result of a net loss for the three months ended June 30, 2015 and 2014, respectively.

NOTE 3: CONVERTIBLE PROMISSORY NOTE

Summary of Convertible Promissory Notes:

	June 30,	June 30,
	2015	2014
Arnost Note (a)	$322,000	$322,000
Cavu Notes (b), net of $38,205 debt discounts	211,795	–
Berg Notes (c)(d)	3,722,000	–
Total Debt	4,255,795	322,000
Current portion of debt	322,000	322,000
Long-term portion of debt	$3,933,795	$–

(a)	On June 12, 2012, the Company closed on a security agreement (the "Security Agreement") with TCA related to a $350,000 Convertible promissory note issued by the Company in favor of TCA (the "Convertible Note"), which Convertible Note was funded by TCA on June 12, 2012. The maturity date of the Convertible Note was December 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company's common stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Company's common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company's option without penalty. The Security Agreement granted to TCA a continuing, first priority security interest in all of the Company's assets, wheresoever located and whether now existing or hereafter arising or acquired. The Company's wholly-owned subsidiary, Mobiquity Networks, Inc., also entered into a similar Security Agreement and Guaranty Agreement. On December 12, 2013, TCA sold its entire interest in the Company's $350,000 secured promissory note to Thomas Arnost, a director of the Company, at face value. Mr. Arnost entered into an amendment to the note to extend the maturity date of the note to June 12, 2014, which was later extended to December 12, 2014 and again extended to December 31, 2015, subject to his right to declare the note due and payable at any time in his sole discretion. Also, the interest rate was raised from 12% per annum to 15% and the conversion price of the shares issuable upon conversion of the note was fixed at $.30 per share. The aforementioned note is convertible at the sole discretion of the noteholder. The Company recognized a beneficial conversion, in the amount of $116,667, based on the fixed conversion price, compared to the fair market trading value at the date of the agreement. The noteholder immediately converted $28,000 into 93,334 shares of common stock in December 2013. The balance on the note is $322,000 as of June 30, 2015 and December 31, 2014.

(b)	In July 2014, the Company raised $250,000 in gross proceeds from the sale of convertible promissory notes in the principal amount of $250,000 with a maturity date of July 31, 2017. The noteholders also received Class CC Warrants to purchase 125,000 shares of common Stock, exercisable at $1.20 per share through July 31, 2017. The placement agent received $17,500 in cash, 25,000 shares of restricted Common Stock and five-year warrants to purchase 7,500 shares of Common Stock at an exercise price of $.60 per share. The notes bear interest at the rate of 6% per annum with semi-annual payments to be paid on January 31' and July 31' of each year with the first interest payment due on January 31, 2015. At the option of the noteholder, the principal and accrued interest thereon is convertible at the greater of $.50 per share or 85% of the average daily volume weighted average price of the Company's Common Stock on the OTCQB during the 20 trading days immediately preceding the applicable interest date or conversion date. In the event the Company's Common Stock has a closing sales price of at least $1.00 per share on the OTCQB for a period of at least 10 trading days with an average daily volume weighted average of at least 25,000 shares, then the Company's promissory notes shall automatically converted into shares of the Company's Common Stock at 85% of the average VWAP during the 20 trading days immediately preceding the conversion date.

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

(c)	In November 2014, Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in November 2016 with interest at the rate of 4% per annum. Carl Berg is the brother of Clyde Berg. In December 2014, the Clyde Berg 2011 CRT with Carl Berg as Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in December 2016 with interest at the rate of 4% per annum. We have an agreement with the Bergs to loan us an additional $500,000 on the same terms. These monies were received by us in January 2015. On December 29, 2014, Clyde Berg's daughter loaned us $50,000 pursuant to a two-year note. The principal and accrued interest thereon is convertible at any time by the noteholders into shares of common stock at a conversion price of $.50 per share. For every $1.00 of principal and accrued interest thereon converted, the noteholder will also receive a five-year warrant to purchase one share of common stock at an exercise price of $1.00 per share.

(d)	On December 15, 2014, we entered into a letter agreement with Carl E. Berg. The agreement recognized that Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, and Clyde Berg 2011 CRT, Carl Berg Trustee, will have provided $2.5 million of unsecured loans to us between November and December 2014 ($2 million received in 2014, $500,000 received in January 2015). The notes mature two years from the origination date and bear interest at 4%. Pursuant to said letter agreement, we agreed that these unsecured loans may be sold, assigned or transferred to Clyde J. Berg, Carl E. Berg and/or Kara Ann Berg or any entity controlled by any of the aforementioned individuals in a combination of the aforementioned persons or entities. This letter agreement provides that if Mr. Carl E. Berg or any permitted transferee purchases or otherwise acquires the $2.5 million of unsecured notes, that these notes shall be convertible at any time prior to maturity or redemption thereof at a conversion price of $.50 per share. For every $1.00 in principal converted, a five-year warrant to purchase one additional share of common stock at an exercise price of $1.00 per share will be issued. In the event that $2.5 million is timely converted on or before January 30, 2015, we will also issue as a bonus warrants to purchase 1,000,000 shares of common stock, exercisable at $.50 per share over a five year period from the date of issuance. We also agreed to grant Mr. Berg the right to lend us up to an additional $3.75 million of optional loans on the same terms and conditions described above on or before February 15, 2015, 850,000 of which was received by us in February 2015. In the event such optional loan is converted into common stock on or before March 31, 2015, we will also issue as an additional bonus warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $.50 per share from the date of issuance. We also agreed to grant him the right to lend us up to an additional $3.75 million on the same terms and conditions on or before May 15, 2015 and in the event such additional optional loan is converted into common stock on or before June 30, 2015, we will also issue bonus warrants to Mr. Berg to purchase up to 1,000,000 shares of common stock at an exercise price of $.50 per share over a period of five years from the date of issuance. All bonus warrants contain cashless exercise provisions. The 2,000,000 bonus warrants described above assumes full funding of the $7.5 million optional loans and 100% conversion on or before the dates described above. In the event the amount of optional loans is less than an aggregate of $3.75 million converted prior to March 31, 2015 and an additional $3.75 million converted prior to June 30, 2015, then the bonus warrants to purchase an aggregate of 2,000,000 shares will be proportionately reduced. In the second quarter, all dates were extended by the Company unilaterally through June 30, 2015. In summary, in the event all $10 million is provided to us, including an additional $7.5 million on a timely basis, subject to our right of acceptance or rejection in our sole discretion, and all loans are timely converted on or before the dates described above, we will have issued 20 million shares of common stock, 10 million warrants to purchase shares of common stock at an exercise price of $1.00 per share, plus five year bonus warrants to purchase 3,000,000 shares of our common stock at an exercise price of $.50 per share with cashless exercise provisions pertaining to the bonus warrants. Also, in the event the $10 million of funding is completed, Mr. Berg has the right to appoint one independent member to the board, which nominee will be subject to normal background checks. As of June 30, 2015, no additional monies were received by the Company and there have been no conversions of debt into common stock and warrants.

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

During 2014, the Company recorded $3,117,000 for stock based compensation related to warrants and options. The Company also recorded a beneficial conversion feature of $59,379 related to a convertible promissory note for $250,000.

December 2014, the Company issued 500,000 common shares for the receipt of $150,000 cash, from the exercise of 500,000 warrants.

During the year ending December 2014, cashless exercise of warrants resulted in the issuance of 66,536 shares of common stock.

During 2014, the Company issued 62,791 common shares, valued at $27,000, in payment of interest expense.

During the quarter ended March 31, 2015, the Company commenced a private placement offering at an offering price of $.30 per share with matching warrants issued to purchase an additional share of common stock at $.45 per share through March 31, 2020. Three investors purchased an aggregate of 1,666,667 shares for proceeds of $500,000 from our private placement offering on March 30, 2015. The Company also issued 77,143 shares for $27,000 of interest and 90,000 shares for $22,000 of services rendered during the quarter.

During the quarter ended June 30, 2015, the Company issued 7,400,000 shares for proceeds of $2,220,000 under the private placement offering. We also issued 236,842 shares for $59,000 of interest and 435,000 shares for $119,000 of services during the quarter.

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended June 30, 2015 and 2014 include employee share-based compensation expense totaling approximately $501,000 and $551,000, respectively. The Company's results for the six month periods ended June 30, 2015 and 2014 include employee share-based compensation expense totaling approximately $955,000 and $1,642,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee stock-based compensation - option grants	$315,763	$14,791	$751,754	$29,582
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	11,455	214,748	29,405	920,261
Non-Employee stock-based compensation - stock grants	–	321,603	–	370,748
Non-Employee stock-based compensation-stock warrant	174,055	–	174,055	321,603
Total	$501,273	$551,142	$955,214	$1,642,194

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

The weighted average assumptions made in calculating the fair values of options granted during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Expected volatility	27.07%	136.44%	32.04%	119.24%
Expected dividend yield	–	–	–	–
Risk-free interest rate	1.61%	.97%	1.90%	1.10%
Expected term (in years)	7.25	5	8.89	5.67

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2015	16,980,000	.51	5.74	$160,100
Granted	2,460,000	.30	7.85	–
Exercised	–	–	–	–
Cancelled & Expired	(600,000)	–	–	–

Outstanding, June 30, 2015	18,840,000	.40	8.27	$9,000

Options exercisable, June 30, 2015	15,117,372	.41	8.17	$9,000

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2015 and 2014 was $.40 and $0.41, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.25 closing price of the Company's common stock on June 30, 2015.

As of June 30, 2015, the fair value of unamortized compensation cost related to unvested stock option awards was $1,334,725.

 The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Expected volatility	4.68%	156.68%	4.68%	156.681%
Expected dividend yield	–	–	–	–
Risk-free interest rate	.12%	1.69%	.12%	1.69%
Expected term (in years)	.50	5	.50	5

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2015	23,773,914	$.58	2.50	$53,500
Granted	9,066,668	$.45	4.96	–
Exercised
Expired	(6,000)	–	–	–
Outstanding, June 30, 2015	32,834,582	$.45	4.74	7,500

Warrants exercisable, June 30, 2015	32,834,582	$.45	4.74	$7,500

NOTE 7: COMMITMENTS AND CONTINGENCIES

COMMITMENTS —

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

In March of 2014, the Company entered into a month to month lease agreement for approximately a 400 square foot office space in Manhattan NY at $3,700 per month. In May of 2015 we expanded our current month to month lease agreement for approximately 400 additional square feet for a total rent of $5,250 per month.

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

Rent and real estate tax expense was approximately $758,500 and $299,900 for the three months ended June 30, 2015 and 2014, respectively. Rent and real estate tax expense was approximately $1,498,000 and $592,600 for the six months ended June 30, 2015 and 2014, respectively.

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

TRANSACTIONS WITH MAJOR CUSTOMERS —

The Company sells its branded merchandise to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the three months ended June 30, 2015 a customer accounted for approximately 30% of net revenues and for the three months ended June 30, 2014 a customer accounted for approximately 25% of net revenues. The Company holds on hand certain items that are ordered on a regular basis.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

Second Quarter of Fiscal 2015

	Quarter Ended June 30, 2015
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$571,568	$–	$571,568
Operating (loss), before interest, amortization, depreciation and taxes	(856,027)	(1,938,427)	(2,794,454)
Interest income	12	–	12
Interest (expense)	(98,470)	–	(98,470)
Depreciation and amortization	(13,766)	(35,206)	(48,972)
Net Loss	(968,251)	(1,973,633)	(2,941,884)
Assets at June 30, 2015	2,069,102	288,393	2,357,495

Six Months of Fiscal 2015

	Six Months Ended June 30, 2015
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$1,086,951	$–	$1,086,951
Operating (loss), before interest, amortization, depreciation and taxes	(1,496,140)	(3,737,227)	(5,233,367)
Interest income	36	–	36
Interest (expense)	(177,336)	–	(177,336)
Depreciation and amortization	(36,373)	(73,832)	(110,205)
Net Loss	(1,709,813)	(3,811,059)	(5,520,872)
Assets at June 30, 2015	2,069,102	288,393	2,357,495

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

From April 28, 2014, the effective date of the Registration Statement, through April 30, 2015, the date that the Registration Statement became stale, on any trading day on which the closing sale price of our Common Stock exceeds $0.16, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a "Purchase Notice"), directing Aspire Capital (as principal) to purchase up to 200,000 shares of Common Stock per trading day, provided that the aggregate price of such purchase shall not exceed $250,000 per trading day, up to $15.0 million of Common Stock in the aggregate at a per share price (the "Purchase Price") calculated by reference to the prevailing market price of the Common Stock (as more specifically described below).

In addition, on any date on which we submit a Purchase Notice for 200,000 shares to Aspire Capital, while we have an effective and current Registration Statement and the closing sale price of the Common Stock is equal to or greater than $0.50 per share, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a "VWAP Purchase Notice") directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on the OTCQB on the next trading day (the "VWAP Purchase Date"), subject to a maximum number of shares we may determine (the "VWAP Purchase Share Volume Maximum") and a minimum trading price (the "VWAP Minimum Price Threshold") (as more specifically described below). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the "VWAP Purchase Price") is calculated by reference to the prevailing market price of Common Stock (as more specifically described below).

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

In order for the Company to retain its rights under the Aspire Purchase Agreement, the Company needs to file a post-effective amendment to its Registration Statement in order to obtain a current Registration Statement and Prospectus. Until a post-effective amendment is filed and declared effective by the SEC, the Company has no right to require Aspire Capital to purchase any shares of common stock from the Company.

NOTE 10: STOCKHOLDER AUTHORIZATION OF REVERSE STOCK SPLIT/APPROVAL OF UPLISTING OF THE COMPANY’S COMMON STOCK ON THE NYSE MKT SUBJECT TO MEETING CERTAIN CONDITIONS

On November 17, 2014, we held a special meeting of our stockholders to approve authorizing our board of directors to effectuate a reverse stock split in its sole discretion of not less than 1-for-5 and not greater than 1-for-20 for the purpose of attempting to obtain a listing of our common stock on the NYSE MKT. Such approval was obtained. In the second quarter of 2015, the Company obtained an approval letter from the NYSE MKT for the Company’s common stock to list on the Exchange, subject to various conditions. The two principal conditions were obtaining a minimum price of $3.00 per share as a result of the completion of the reverse stock split and completing a satisfactory public financing.

NOTE 11: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows:.

In November 2014, Carl and Mary Ann Berg 2011 CRT Carl Berg Trustee loaned Mobiquity $1 million. In December 2014, Clyde J. Berg 2011 CRT Carl Berg Trustee loaned Mobiquity $1 million. In December 2014, Sherry Berg-Zorn loaned Mobiquity $50,000. An additional $500,000 was loaned in January 2015 by the Clyde J. Berg CRT. In February 2015, Berg & Berg Enterprises loaned $850,000 to Mobiquity. On July 31, 2015, the Company agreed on behalf of the aforementioned debt holders (in anticipation of the $500,000 loan referenced in the next paragraph by Berg & Berg Enterprises) that the principal and accrued interest on these Notes aggregating $3.4 million are now convertible at $.30 per share. Further, for every $1.00 principal and accrued interest thereon converted, the Note Holder will receive a five-year warrant to purchase one share of common stock at an exercise price of $.50 per share. All other bonus warrants referenced in Note 3(d) will no longer be issued to the Note Holders upon conversion of their securities as no conversions took place as of June 30, 2015.

In August 2015, the Company raised $605,000 from two investors and issued unsecured promissory notes in the principal amount of $605,000, including $500,000 to Berg & Berg Enterprises and $105,000 to Mr. and Mrs. Anthony Abbruzzese. Mr. Abbruzzese has agreed to become a director of the Company upon the successful uplisting of our common stock on the NYSE MKT. The notes are due the earlier of December 31, 2016 or the completion of an equity financing of at least $2.5 million. The Company agreed to issue prepaid interest of 605,000 shares of common stock and warrants to purchase an additional 605,000 shares of common stock at an exercise price of $.40 per share through August 31, 2017. The notes are convertible at $.30 per share. However, the noteholder has the right at any time after September 1, 2015 to convert the notes into equity securities of the company on the same terms as the last equity transaction completed by the Company.

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

We have installed our location-based mobile advertising solutions in approximately 240 Simon Mall and 55 Macerich mall locations to create "smart malls" using Bluetooth-enabled iBeacon compatible technology. We plan to expand our mall footprint in other malls and outside the malls with additional synergistic venues that will allow for cross marketing opportunities in such venues as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

Plan of Operation

Our goal is to enhance the shopper experience with retail customers by providing valuable and relevant content in real-time based on location. We achieve this goal by providing our customers (such as retailers, brands, and the entertainment industry) with a highly targeted form of mobile marketing engagement. Our platform enables interaction and advertising based on time, location and personalization to create the most effective campaigns/experiences possible, in a way that is not possible without our network. We connect fans and brands in the retail space by increasing individual retail location app usage and driving foot traffic to such individual retail locations. We have deployed our Mobiquity hardware solutions in about 240 Simon and 55 Macerich malls in the United States. We intend to expand our sales and marketing human resource capability to focus on generating revenue over our network. Our sales and marketing team will be seeking to generate revenue over our network through five primary verticals:

1.	Retailers, Brands and Apps relevant to the shopping experience.
2.	Shopping/Coupon related Apps with relevant offers.
3.	Entertainment Apps relevant to the shopper demographic.
4.	Advertising Networks and Exchanges serving location relevant ads.
5.	Data Analytic and Social Media Apps requesting real-time location based signal.

We plan to expand on our current footprint into the common areas of other malls and with additional synergistic venues that will allow for cross marketing opportunities. Such venues include but are not limited to; stadiums, arenas, college campuses, airports and retail chains. The purpose of this type of expansion will be to create a unified network that will allow relevant beacon companies the opportunity to become part of the Mobiquity network. They may find it advantageous to become part of our network, so they will have the ability to drive traffic into their stores. In the future, we may also build a Private Ad Exchange that will allow for programmatic buying where advertisers will be given permission to engage with shoppers through the Mobiquity network. Additionally, we plan to add other mobile services and plug-ins such as; loyalty programs, indoor mapping, security and mobile payments.

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

Second Quarter June 30, 2015 vs Second Quarter June 30, 2014

	Three Months Ended June 30
	2015	2014
Revenue	$571,568	$928,530
Cost of Revenues	$430,599	$743,496
Gross Profit	$140,969	$185,034
Selling, General and Administrative Expenses	$2,984,395	$2,090,199
(Loss) from Operations	$(2,843,426)	$(1,905,165)

We generated revenues of $571,568 in the second quarter of 2015 compared to $928,530 in the same period of the prior year, a decrease in revenues of $356,962. As our mall network has only recently been constructed and expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues. In the fourth quarter of 2015, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the expectation that advertisers will begin to utilize our mall network.

Cost of revenues was $430,599 or 75.3% of revenues in the second quarter of 2015 compared to $743,496 or 80% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $312,897 in 2015 is related to volume and product mix of the products our customers purchased.

Gross profit was $140,969 for the second quarter of 2015 or 24.7% of net revenues compared to $185,034 in the same fiscal period of the prior year or 20% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been constructed and is currently being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $2,984,395 for the second quarter of 2015 compared to $2,090,199 in the comparable period of the prior year, an increase of $894,196. Such operating costs include payroll and related expenses, commissions, insurance, rents, fee payments to Simon Property Group, professional (consulting) and public awareness fees. The increase in operating expenses was primarily due to the increase in salaries and non-cash stock based compensation.

The loss from operations for the second quarter of 2015 was $2,843,426 as compared to $1,905,165 for the comparable period of the prior year. The increase in operating loss is attributable to the focused effort in creating the infrastructure required to move forward with the mall network, and the hiring of additional Company personnel to provide information technology support, sales and office employees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Interest expense was $98,470 for the second quarter of 2015 compared to $13,361 in the comparable period of the prior year, an increase of $85,109. The increased cost relates to the financing needed to fund our expansion of the additional malls added to our network.

Six Months Ended June 30, 2015 vs Six Months Ended June 30, 2014

	Six Months Ended June 30
	2015	2014
Revenue	$1,086,951	$1,559,351
Cost of Revenues	$868,023	$1,249,378
Gross Profit	$218,928	$309,973
Selling, General and Administrative Expenses	$5,562,500	$4,553,137
(Loss) from Operations	$(5,343,572)	$4,243,164)

We generated revenues of $1,086,951 in the first six months of 2015 compared to $1,559,351 in the same period of the prior year, a decrease in revenues of $472,400. As our mall network has only recently been constructed and expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues. In the fourth quarter of 2015, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the expectation that advertisers will begin to utilize our mall network.

Cost of revenues was $868,023 or 79.8% of revenues in the first six months of 2015 compared to $1,249,278 or 80.1% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $381,355 in 2015 is related to volume and product mix of the products our customers purchased.

Gross profit was $218,928 for the first six months of 2015 or 20.2% of net revenues compared to $309,973 in the same fiscal period of the prior year or 19.9% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been constructed and is currently being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $5,562,500 for the first six months of 2015 compared to $4,553,137 in the comparable period of the prior year, an increase of $1,009,363. Such operating costs include payroll and related expenses, commissions, insurance, rents, fee payments to Simon Property Group, professional (consulting) and public awareness fees. The increase in operating expenses was primarily due to the increase in salaries.

The losses from operations for the first six months of 2015 was $5,343,572 as compared to $4,243,164 for the comparable period of the prior year. The increase in operating loss is attributable to the focused effort in creating the infrastructure required to move forward with the mall network, and the hiring of additional Company personnel to provide information technology support, sales and office employees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Interest expense was $177,336 for the first six months of 2015 compared to $23,490 in the comparable period of the prior year, an increase of $153,846. The increased cost relates to the financing needed to fund our expansion of the additional malls added to our network.

Liquidity and Capital Resources

 The Company had cash and cash equivalents of $1,446,061 at June 30, 2015. Cash used in operating activities for the six months ended June 30, 2015 was $4,269,034. This resulted primarily from a net loss of $5,520,872, offset by stock based compensation of $955,214, depreciation and amortization of $110,471, decrease in accounts receivable of $147,761 and an increase in Inventory of $20,444, decrease in prepaid expenses and other assets of $35,796 and a decrease of accounts payable and accrued expenses of $127,116. The Company had an increase in investing activities of $5,221 with the purchase of equipment. Cash flow from financing activities of $4,070,000 resulted from the proceeds from the issuance of the Company's Common Stock and Warrants to purchase additional shares of Common Stock and securing two year promissory notes totaling $1,350,000.

The Company had cash and cash equivalents of $1,730,903 at June 30, 2014. Cash used in operating activities for the six months ended June 30, 2014 was $2,516,279. This resulted primarily from a net loss of $4,267,719, offset by stock based compensation of $1,642,194,a decrease in accounts receivable of $61,831 and an increase in Inventory of $96,140, decrease in prepaid expenses and other assets of $5,720 and a increase of accounts payable and accrued expenses of $25,324. The Company had an increase in investing activities of $17,607 with the purchase of equipment. Cash flow from financing activities of $2,523,800 resulting from the proceeds from the issuance of the Company's Common Stock and Warrants to purchase additional shares of Common Stock.

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

Recent Financings

Since January 1, 2013, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

During 2013	$5,562,816	Issued 19,125,000 common shares and warrants to purchase 9,562,000 shares
January/February 2014	$2,060,300	Issued 6,867,669 common shares and warrants to purchase 3,433,339 shares
March 2014	$500,000	Issued 2,000,000 common shares.
July 2014	$1,000,000	Issued 2,000,000 shares and warrants to purchase 1,000,000 shares
July 2014	$250,000	Issued convertible note in the principal amount of $250,000 and warrants to purchase 125,000 shares
November 2014 (1)	$1,000,000	Issued two-year promissory note in the principal amount of $1,000,000
December 2014 (1)	$1,050,000	Issued two-year promissory note in the principal amount of $1,050,000
January 2015 (1)	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015 (1)	$850,000	Issued two-year promissory note in the principal amount of $850,000
March 2015	$500,000	Issued 1,666,667 common shares and a like number of warrants
April 2015	$1,710,000	Issued 5,700,000 common shares and a like number of warrants
May 2015	$510,000	Issued 1,700,000 common shares and a like number of warrants
August 2015	$605,000	Issued promissory notes in the principal amount of $605,000 and 605,000 shares of restricted common stock and warrants to purchase an additional 605,000 shares of restricted common stock

(1) See "Agreement with Carl E. Berg" below.

Loan Agreements

In November 2014, Carl and Mary Ann Berg 2011 CRT Carl Berg Trustee loaned Mobiquity $1 million. In December 2014, Clyde J. Berg 2011 CRT Carl Berg Trustee loaned Mobiquity $1 million. In December 2014, Sherry Berg-Zorn loaned Mobiquity $50,000. An additional $500,000 was loaned in January 2015 by the Clyde J. Berg CRT. In February 2015, Berg & Berg Enterprises loaned $850,000 to Mobiquity. On July 31, 2015, the Company agreed on behalf of the aforementioned debt holders (in anticipation of the $500,000 loan referenced in the next paragraph by Berg & Berg Enterprises) that the principal and accrued interest on these Notes aggregating $3.4 million are now convertible at $.30 per share. Further, for every $1.00 principal and accrued interest thereon converted, the Note Holder will receive a five-year warrant to purchase one share of common stock at an exercise price of $.50 per share. No other securities will be issued to the Note Holders upon conversion of their securities. In August 2015, Berg & Berg Enterprises loaned an additional $500,000 to us and received prepaid interest of 500,000 shares of common stock and warrants to purchase an additional 500,000 shares at $.40 per share through August 31, 2017. The Berg & Berg Enterprise note is convertible at $.30 per share and is repayable at the earlier of December 31, 2016 or the completion of an equity financing of at least $2.5 million. The Note Holder also has the right to elect to convert the $500,000 note into equity securities of our company on the same terms as the last equity transaction completed by us. In August 2015, Mr. and Mrs. Anthony Abbruzzese (see “Management”) loaned $105,000 to us and received prepaid interest of 105,000 shares of common stock and warrants to purchase an additional 105,000 shares at $.40 per share through August 31, 2017. The Abbruzzese note is convertible at $.30 per share and is repayable at the earlier of December 31, 2016 or the completion of an equity financing of at least $2.5 million. The Note Holder also has the right to elect to convert the $105,000 note into equity securities of our company on the same terms as the last equity transaction completed by us.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2015 through June 30, 2015, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – March 2015	Promissory Notes	$1,350,000 in principal amount	$1,350,000 in principal amount; no cash compensation was paid.	Section 4(2)	Not applicable (1)

March 2015	Common Stock and Warrants	1,666,667 common Shares and warrants	$500,000 received; no commissions paid	Rule 506	Warrants exercisable at $.45 through March 31, 2020

Jan. – March 2015	Common Stock	90,000 Shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

April – June 2015	Common Stock	435,000 Shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

April – May 2015	Common Stock and Warrants	7,400,000 common Shares and warrants	$2,220,000 received; no commissions paid	Rule 506	Warrants exercisable at $.45 through March 31, 2020

(1)	On December 15, 2014, we entered into a letter agreement with Carl E. Berg. The agreement recognized that Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, and Clyde Berg 2011 CRT, Carl Berg Trustee, will have provided $2.5 million of unsecured loans to us between November and December 2014 ($2 million received in 2014, $500,000 received in January 2015). The notes mature two years from the origination date and bear interest at 4%. Pursuant to said letter agreement, we agreed that these unsecured loans may be said, assigned or transferred to Clyde J. Berg, Carl E. Berg and/or Kara Ann Berg or any entity controlled by any of the aforementioned individuals in a combination of the aforementioned persons or entities. This letter agreement provides that if Mr. Carl E. Berg or any permitted transferee purchases or otherwise acquires the $2.5 million of unsecured notes, that these notes shall be convertible at any time prior to maturity or redemption thereof at a conversion price of $.50 per share. For every $1.00 in principal converted, a five-year warrant to purchase one additional share of common stock at an exercise price of $1.00 per share will be issued. In the event that $2.5 million is timely converted on or before January 30, 2015, we will also issue as a bonus warrants to purchase 1,000,000 shares of common stock, exercisable at $.50 per share over a five year period from the date of issuance. We also agreed to grant Mr. Berg the right to lend us up to an additional $3.75 million of optional loans on the same terms and conditions described above on or before February 15, 2015, 850,000 of which was received by us in February 2015. In the event such optional loan is converted into common stock on or before March 31, 2015, we will also issue as an additional bonus warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $.50 per share from the date of issuance. We also agreed to grant him the right to lend us up to an additional $3.75 million on the same terms and conditions on or before May 15, 2015 and in the event such additional optional loan is converted into common stock on or before June 30, 2015, we will also issue bonus warrants to Mr. Berg to purchase up to 1,000,000 shares of common stock at an exercise price of $.50 per share over a period of five years from the date of issuance. All bonus warrants contain cashless exercise provisions. The 2,000,000 bonus warrants described above assumes full funding of the $7.5 million optional loans and 100% conversion on or before the dates described above. In the event the amount of optional loans is less than an aggregate of $3.75 million converted prior to March 31, 2015 and an additional $3.75 million converted prior to June 30, 2015, then the bonus warrants to purchase an aggregate of 2,000,000 shares will be proportionately reduced. In summary, in the event all $10 million is provided to us, including an additional $7.5 million on a timely basis, subject to our right of acceptance or rejection in our sole discretion, and all loans are timely converted on or before the dates described above, we will have issued 20 million shares of common stock, 10 million warrants to purchase shares of common stock at an exercise price of $1.00 per share, plus five year bonus warrants to purchase 3,000,000 shares of our common stock at an exercise price of $.50 per share with cashless exercise provisions pertaining to the bonus warrants. Also, in the event the $10 million of funding is completed, Mr. Berg has the right to appoint one independent member to the board, which nominee will be subject to normal background checks.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended June 30, 2015, there were no repurchases by the Company of its Common Stock.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: August 14, 2015	By:	/s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: August 14, 2015	By:	/s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: August 14, 2015	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

