Form 10-Q
period 2015-09-30
Mobiquity Technologies, Inc.
filed 2015-11-13
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Yes ☐  No ☒

As of November 10, 2015, the registrant had a total of 78,651,757 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$2,055,697	$1,654,171
Accounts receivable, net	392,118	445,892
Inventory, net	171,825	190,854
Prepaid expenses and other current assets	122,908	152,502
Total Current Assets	2,742,548	2,443,419

Property and equipment, net	133,825	262,480

Intangible assets, net	74,160	94,328

Other Assets	41,616	33,741
Total Assets	$2,992,149	$2,833,968

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$571,136	$609,957
Accrued expenses	371,902	369,383
Derivative liability	1,331,216
Convertible promissory note	322,000	322,000
Total Current Liabilities	2,596,254	1,301,340

Long-term portion of convertible notes	5,432,110	2,573,979
Total Liabilities	8,028,364	3,875,319

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and zero shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively	–	–
Common stock, $.0001 par value; 200,000,000 and 200,000,000 shares authorized; 77,806,757 and 64,818,243 shares issued and outstanding at September 30, 2015, and December 31, 2014	7,788	6,482
Additional paid-in capital	33,293,337	28,966,269
Accumulated other comprehensive loss	(6,784)	(2,236)
Accumulated deficit	(38,330,556)	(30,011,866)
Total Stockholders' Deficit	(5,036,215)	(1,041,351)
Total Liabilities and Stockholders' Deficit	$2,992,149	$2,833,968

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014

Revenues
Product revenue	$595,760	$712,544	$1,682,711	$2,155,895
Service revenue	–	1,500	–	117,500
Total revenues	595,760	714,044	1,682,711	2,273,395

Cost of Revenues
Cost of product revenue	520,145	534,033	1,388,168	1,576,148
Cost of service revenue	–	76,086	–	283,349
Total cost of revenues	520,145	610,119	1,388,168	1,859,497
Gross Profit	75,615	103,925	294,543	413,898

Operating Expenses:
Selling, general and administrative	2,782,678	2,144,255	8,345,178	6,697,392
Total Operating Expenses	2,782,678	2,144,255	8,345,178	6,697,392

Loss from Operations	(2,707,063)	(2,040,330)	(8,050,635)	(6,283,494)

Other Income (Expense):
Interest expense	(193,877)	(40,621)	(371,213)	(64,111)
Gain/(Loss) on Derivative Instrument	103,119	–	103,119	–
Interest income	3	45	39	138
Total Other Income (Expense)	(90,755)	(40,576)	(268,055)	(63,973)

Net Loss	(2,797,818)	$(2,080,906)	$(8,318,690)	$(6,347,467)

Other Comprehensive Loss	(693)	(569)	(6,784)	(1,727)

Net Comprehensive Loss	$(2,798,511)	$(2,081,475)	$(8,325,474)	$(6,349,194)

Net Loss Per Common Share:
Basic and Diluted	$(0.04)	$(0.03)	$(0.12)	$(0.11)

Weighted Average Common Shares Outstanding:
Basic and Diluted	74,734,312	62,383,258	71,584,163	58,354,759

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30,

	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(8,318,690)	$(6,347,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154,044	243,861
Gain on derivative instrument	(103,119)
Stock-based compensation	1,316,714	2,146,162
Stock issued for services	170,805
Debt discount on deferred financing	67,466
Changes in operating assets and liabilities:
Accounts receivable	53,774	71,917
Inventory	19,029	(93,664)
Prepaid expenses and other assets	21,719	15,162
Increase (decrease) in operating liabilities:
Accounts payable	(38,821)	53,836
Accrued expenses	123,374	(78,277)
Total adjustments	1,784,985	2,358,997
Net Cash Used in Operating Activities	(6,533,705)	(3,988,470)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,221)	(24,702)
Net Cash Used in Investing Activities	(5,221)	(24,702)

Cash Flows from Financing Activities:
Proceeds from Convertible Notes Payable	4,225,000	253,083
Proceeds from issuance of common stock	2,720,000	3,481,300
Net Cash Provided by Financing Activities	6,945,000	3,734,383

Effect of Exchange Rates on Cash	(4,548)	(1,727)
Net Increase (Decrease) in Cash and Cash Equivalents	401,526	(280,516)
Cash and Cash Equivalents, beginning of period	1,654,171	1,740,989
Cash and Cash Equivalents, end of period	$2,055,697	$1,460,473

Supplemental Disclosure Information:
Cash paid for interest	$57,726	$64,112
Cash paid for taxes	$–	$–

Non-cash Disclosures:
Stock issued for interest	$120,855	$–
Derivative liability on convertible notes	$1,434,335	$–

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
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

Leveraging our agreements with Simon Property Group, Inc. (which we refer to herein as Simon or Simon Property), and Macerich Partnership, L.P. (which we refer to as “Macerich”), the number one and number three mall operators, respectively, in the U.S. in terms of number of Class A properties, we have installed our location-based mobile advertising solutions in the common areas of approximately 295 retail destinations across the U.S. to create “smart malls” using Bluetooth-enabled iBeacon compatible technology. As part of our plan to expand our mall footprint into the common areas of other malls, we recently have also added 27 malls operated by Preit Services, LLC, which we will refer to as “PREIT.” We plan to further expand our mall footprint into the common areas of other malls and outside of malls with additional synergistic venues that will allow for cross marketing opportunities, including venues such as stadiums, arenas, additional college campuses, airports and retail chains.

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

PREIT

Pursuant to a master agreement effective August, 2015, we entered into an agreement with PREIT pursuant to which we have the right to install our Mobi-Beacons and to send information across the air space of the common areas of our PREIT mall network, which will include approximately 27 malls in select states in the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under our agreement between us and PREIT, PREIT is entitled to an agreed upon revenue share over the four year term of the agreement. In the event the net revenue share as defined in the agreement is not attained for any measurement period, also as defined in the agreement, either party may terminate the agreement upon 90 days prior written notice. PREIT may also terminate the agreement if it determines that Mobiquity’s installed equipment is not adequate and/or provides a negative user experience for the visitors to the PREIT malls. The agreement also provides for PREIT to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls.

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

The Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2015 and 2014 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2015, results of operations for the three months and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2015 and December 31, 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$1,331,216	$–	$1,331,216

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of September 30, 2015 and December 31, 2014, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

RECLASSIFICATIONS - Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of September 30, 2015 and December 31, 2014, the balances were $2,055,697 and $1,654,171, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As September 30, 2015 and December 31, 2014, the Company exceeded FDIC limits by $1,710,776 and $1,292,227, respectively.

REVENUE RECOGNITION — The Company recognizes revenue, for all revenue streams, when it is realized or realizable and estimable in accordance with ASC 605, "Revenue Recognition". The Company will recognize revenue only when all of the following criteria have been met:

•	Persuasive evidence for an agreement exists;

•	Service has been provided or shipment has occurred;

•	The fee is fixed or determinable; and,

•	Collection is reasonably assured.

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

MOBIQUITY NETWORKS - Mobiquity Networks. Mobiquity income will be derived from the sale of mobile based advertising campaigns utilizing our beacon platform.. Revenue is realized with the signing of the advertising contract. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. The first option to earn revenue with the beacon platform is for customers to contract for advertising campaigns, on our platform, either directly through their own app or through various third party apps. The second option to earn revenue is through a revenue share with advertising exchanges and networks that deliver advertising campaigns to their customers based on our real-time or delayed location signal data. The third option would be through licensing ofour historical data to data management platform companies.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of September 30, 2015 and December 31, 2014, allowance for doubtful accounts were $40,000 and $40,000, respectively.

INVENTORY - Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer's frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of September 30, 2015 and December 31, 2014, the Company has reserved against $31,676 and $31,676, respectively.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the quarters ended September 30, 2015 and September 30, 2014, there were advertising costs of $4,500 and $0, respectively. For the nine months ended September 30, 2015 and September 30, 2014, there were advertising costs of $9,995 and $288, respectively.

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

FOREIGN CURRENCY TRANSLATIONS - The Company's functional and reporting currency is the U.S. dollar. We own a subsidiary in Europe. Our subsidiary's functional currency is the EURO. All transactions initiated in EUROs are translated into U.S. dollars in accordance with ASC 830-30, the average exchange rate of 1.1124% and period end exchange rate of 1.1243% were used for the third quarter of 2015. The average exchange rate and period exchange rate for the second quarter were 1.1120% and 1.1094%, the first quarter rates were 1.0840% and 1.1126% "Translation of Financial Statements," as follows:

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

No significant realized exchange gains or losses were recorded since March 7, 2013 (date of acquisition of subsidiary) to September 30, 2015.

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

GOING CONCERN -The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses for the nine months ended September 30, 2015 of $8,318,690. As of September 30, 2015, the Company has an accumulated deficit of $38,330,556. The Company has had negative cash flows from operating activities of $6,533,705 for the nine months ended September 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 2: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 54,727,000 and 37,304,000 because they are anti-dilutive as a result of a net loss for the three months ended September 30, 2015 and 2014, respectively.

NOTE 3: CONVERTIBLE PROMISSORY NOTE

Summary of Convertible Promissory Notes:

	September 30,	September 30,
	2015	2014
Arnost Note (a)	$322,000	$322,000
Cavu Notes (b), net of $33,216 debt discounts	216,784	–
Berg Notes (c)	3,722,000	–
Investor Notes (d), net of discounts	1,493,326	–
Total Debt	5,754,110	322,000
Current portion of debt	322,000	322,000
Long-term portion of debt	$5,432,110	$–

(a)	On June 12, 2012, the Company closed on a security agreement (the "Security Agreement") with TCA related to a $350,000 Convertible promissory note issued by the Company in favor of TCA (the "Convertible Note"), which Convertible Note was funded by TCA on June 12, 2012. The maturity date of the Convertible Note was December 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company's common stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Company's common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company's option without penalty. The Security Agreement granted to TCA a continuing, first priority security interest in all of the Company's assets, wheresoever located and whether now existing or hereafter arising or acquired. The Company's wholly-owned subsidiary, Mobiquity Networks, Inc., also entered into a similar Security Agreement and Guaranty Agreement. On December 12, 2013, TCA sold its entire interest in the Company's $350,000 secured promissory note to Thomas Arnost, a director of the Company, at face value. Mr. Arnost entered into an amendment to the note to extend the maturity date of the note to June 12, 2014, which was later extended to December 12, 2014 and again extended to December 31, 2015, subject to his right to declare the note due and payable at any time in his sole discretion. Also, the interest rate was raised from 12% per annum to 15% and the conversion price of the shares issuable upon conversion of the note was fixed at $.30 per share. The aforementioned note is convertible at the sole discretion of the noteholder. The Company recognized a beneficial conversion, in the amount of $116,667, based on the fixed conversion price, compared to the fair market trading value at the date of the agreement. The noteholder immediately converted $28,000 into 93,334 shares of common stock in December 2013. The balance on the note is $322,000 as of September 30, 2015 and December 31, 2014.

(b)	In July 2014, the Company raised $250,000 in gross proceeds from the sale of convertible promissory notes in the principal amount of $250,000 with a maturity date of July 31, 2017. The noteholders also received Class CC Warrants to purchase 125,000 shares of common Stock, exercisable at $1.20 per share through July 31, 2017. The placement agent received $17,500 in cash, 25,000 shares of restricted Common Stock and five-year warrants to purchase 7,500 shares of Common Stock at an exercise price of $.60 per share. The notes bear interest at the rate of 6% per annum with semi-annual payments to be paid on January 31' and July 31' of each year with the first interest payment due on January 31, 2015. At the option of the noteholder, the principal and accrued interest thereon is convertible at the greater of $.50 per share or 85% of the average daily volume weighted average price of the Company's Common Stock on the OTCQB during the 20 trading days immediately preceding the applicable interest date or conversion date. In the event the Company's Common Stock has a closing sales price of at least $1.00 per share on the OTCQB for a period of at least 10 trading days with an average daily volume weighted average of at least 25,000 shares, then the Company's promissory notes shall automatically converted into shares of the Company's Common Stock at 85% of the average VWAP during the 20 trading days immediately preceding the conversion date.

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

(c)

In November 2014, Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in November 2016 with interest at the rate of 4% per annum. Carl Berg is the brother of Clyde Berg. In December 2014, the Clyde Berg 2011 CRT with Carl Berg as Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in December 2016 with interest at the rate of 4% per annum. We had an agreement with the Bergs to loan us an additional $500,000 on the same terms, which monies were received by us in January 2015. On December 29, 2014, Clyde Berg's daughter loaned us $50,000 pursuant to a two-year note. The principal and accrued interest on all of the aforementioned notes are currently convertible at a conversion price of $.30 per share. For every $1.00 of principal and accrued interest thereon converted, the noteholder will also receive a five-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The foregoing loans were all part of a letter agreement dated December 15, 2014 with Carl E. Berg pursuant to which unsecured loans could be advanced to the Company of up to $10 million through June 30, 2015. As no additional monies were received by the Company as of June 30, 2015, Mr. Berg’s right to make additional loans had expired.

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

(d)	Between August and September 2015, the Company borrowed $2,875,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued as prepaid interest for each $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.40 per share through August 31, 2017. Accordingly, an aggregate of 2,875,000 shares of common stock and warrants to purchase a like amount were issued in the third quarter of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date. Subsequent to September 30, 2015, an additional $300,000 was received by the Company on the same terms.

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 17 convertible notes issued totaling $2,875,000 which included a ratchet provision in the conversion price of $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes all have a maturity date of December 31, 2016. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2015. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of 103,119 and derivative expense of $0 during the three and months ended September 30, 2015. As of September 30, 2015, the fair market value of the derivatives aggregated $1,331,216, using the following assumptions: estimated 1.41-1.25-year term, estimated volatility of 129.49-120.66%, and a discount rate of 0.47-0.33%.

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

During the quarter ended September 30, 2015, the Company issued 96,195 shares for $31,549 of interest and 135,000 shares for services during the quarter.

The private placement offering, which commenced in March 2015 and was completed in May 2015, provided for certain anti-dilution protection in the event of sales of common stock below $.30 per share. As a result of the note offering described in note 4, paragraph (d) to the table set forth therein, management of the Company has determined to issue to the investors one share of common stock for every $1 invested for a total of 2,720,000 shares.

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended September 30, 2015 and 2014 include employee share-based compensation expense totaling approximately $361,500 and $504,000, respectively. The Company's results for the nine month periods ended September 30, 2015 and 2014 include employee share-based compensation expense totaling approximately $1,317,000 and $2,146,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee stock-based compensation - option grants	$361,500	$430,466	$1,113,254	$1,343,803
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	–	73,502	29,405	110,008
Non-Employee stock-based compensation - stock grants	–	–	–	370,748
Non-Employee stock-based compensation-stock warrant	–	–	174,055	321,603
Total	$361,500	$503,968	$1,316,714	$2,146,162

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

The weighted average assumptions made in calculating the fair values of options granted during the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Expected volatility	20.30%	78.68%	31.30%	46.67%
Expected dividend yield	–	–	–	–
Risk-free interest rate	1.55%	1.95%	1.88%	2.43%
Expected term (in years)	5.00	6.25	8.64	8.34

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2015	16,980,000	.51	5.74	$168,150
Granted	2,710,000	.30	7.58	–
Exercised	–	–	–	–
Cancelled & Expired	(600,000)	–	–	–

Outstanding, September 30, 2015	19,090,000	.40	8.22	$23,100

Options exercisable, September 30, 2015	15,703,138	.40	8.13	$23,100

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2015 and 2014 was $.40 and $0.43, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of the Common Stock for the shares that had exercise prices, that were lower than the $.27 closing price of the Common Stock on September 30, 2015.

As of September 30, 2015, the fair value of unamortized compensation cost related to unvested stock option awards was $1,385,475.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Expected volatility	16.25%	0%	9.69%	138.35%
Expected dividend yield	–	–	–	–
Risk-free interest rate	.71%	0%	.37%	1.49%
Expected term (in years)	1.4	0	.88	4.42

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2015	23,773,914	$.58	2.50	$53,500
Granted	11,941,668	$.39	4.23	–
Exercised
Expired	(78,800)	–	–	–
Outstanding, September 30, 2015	35,636,782	$.43	4.45	8,500

Warrants exercisable, September 30, 2015	35,636,782	$.43	4.45	$8,500

NOTE 7: COMMITMENTS AND CONTINGENCIES

COMMITMENTS —

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

Pursuant to a master agreement effective August, 2015, we entered into an agreement with PREIT pursuant to which we have the right to install our Mobi-Beacons and to send information across the air space of the common areas of our PREIT mall network, which will include approximately 27 malls in select states in the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under our agreement between us and PREIT, PREIT is entitled to an agreed upon revenue share over the four year term of the agreement. In the event the net revenue share as defined in the agreement is not attained for any measurement period, also as defined in the agreement, either party may terminate the agreement upon 90 days prior written notice. PREIT may also terminate the agreement if it determines that Mobiquity’s installed equipment is not adequate and/or provides a negative user experience for the visitors to the PREIT malls. The agreement also provides for PREIT to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls.

Rent and real estate tax expense was approximately $910,000 and $359,800 for the three months ended September 30, 2015 and 2014, respectively. Rent and real estate tax expense was approximately $2,408,000 and $952,400 for the nine months ended September 30, 2015 and 2014, respectively.

TRANSACTIONS WITH MAJOR CUSTOMERS

The Company sells its branded merchandise to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the three months ended September 30, 2015 a customer accounted for approximately 26% of net revenues and for the three months ended September 30, 2014 a customer accounted for approximately 23% of net revenues. The Company holds on hand certain items that are ordered on a regular basis.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

Third Quarter of Fiscal 2015 and 2014

	Quarter Ended September 30, 2015
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$595,760	$–	$595,760
Operating (loss), before interest, amortization, depreciation and taxes	(310,164)	(2,250,208)	(2,560,372)
Interest income	3	–	3
Interest (expense)	(193,877)	–	(193,877)
Depreciation and amortization	(7,728)	(35,844)	(43,572)
Net Loss	(511,766)	(2,286,052)	(2,797,818)
Assets at September 30, 2015	2,742,415	249,734	2,992,149

	Quarter Ended September 30, 2014
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$712,544	1,500	$714,044
Operating (loss), before interest amortization, depreciation and taxes	(891,940)	(1,067,634)	(1,959,574)
Interest income	45		45
Interest (expense)	(40,621)		(40,621)
Depreciation and amortization	(26,506)	(54,250)	(80,756)
Net Loss	(959,022)	(1,121,884)	(2,080,906)
Assets at September 30, 2014	2,041,210	694,204	2,735,414

All intersegment sales and expenses have been eliminated from the table above.

Nine Months of Fiscal 2015 and 2014

	Nine Months Ended September 30, 2015
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$1,682,711	$–	$1,682,711
Operating (loss), before interest, amortization, depreciation and taxes	(1,352,025)	(6,441,714)	(7,793,739)
Interest income	39	–	39
Interest (expense)	(371,213)	–	(371,213)
Depreciation and amortization	(42,022)	(111,755)	(153,777)
Net Loss	(1,765,221)	(6,553,469)	(8,318,690)
Assets at September 30, 2015	2,742,415	249,734	2,992,149

All intersegment sales and expenses have been eliminated from the tables above.

	Nine Months Ended September 30, 2014
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$2,155,895	117,500	$2,273,395
Operating (loss), before interest amortization, depreciation and taxes	(3,307,802)	(2,731,778)	(6,039,580)
Interest income	138		138
Interest (expense)	(64,111)		(64,111)
Depreciation and amortization	(78,170)	(165,744)	(243,914)
Net Loss	(3,449,945)	(2,897,522)	(6,347,467)
Assets at September 30, 2014	2,041,210	694,204	2,735,414

All intersegment sales and expenses have been eliminated from the table above.

NOTE 9: STOCKHOLDER AUTHORIZATION OF REVERSE STOCK SPLIT/APPROVAL OF UPLISTING OF THE COMPANY’S COMMON STOCK ON THE NYSE MKT SUBJECT TO MEETING CERTAIN CONDITIONS

On November 17, 2014, we held a special meeting of our stockholders to approve authorizing our board of directors to effectuate a reverse stock split in its sole discretion of not less than 1-for-5 and not greater than 1-for-20 for the purpose of attempting to obtain a listing of our common stock on the NYSE MKT. Such approval was obtained. In the second quarter of 2015, the Company obtained an approval letter from the NYSE MKT for the Company’s common stock to list on the Exchange, subject to various conditions. The two principal conditions were obtaining a minimum price of $3.00 per share as a result of the completion of the reverse stock split and completing a satisfactory public financing. On August 25, 2015, the Company filed Amendment No, 4 to its Form S-1 Registration Statement with the Securities and Exchange Commission. Pursuant to said Registration Statement, the Company is seeking to raise approximately $13 million through a “firm commitment” offering with Dawson James Securities Inc. as Underwriter. In the event such offering is completed, of which there can be no assurances given, it is anticipated that a reverse stock split will be completed within the range set forth above and that the Company’s common stock would meet the conditions set forth by the NYSE MKT for listing on the Exchange.

NOTE 10: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows:

Subsequent to the period ended September 30, 2015, the company issued an additional $800,000 in convertible notes payable related to the subscription agreement. The fair market value of the derivatives aggregated $309,405, using the following assumptions: estimated 1.24-1.21-year term, estimated volatility of 132.77-129.98%, and a discount rate of 0.26-0.22%.

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

We have installed our location-based mobile advertising solutions in approximately 240 Simon Malls, 55 Macerich malls and 27 Preit malls to create "smart malls" using Bluetooth-enabled iBeacon compatible technology. We plan to expand our mall footprint in other malls and outside the malls with additional synergistic venues that will allow for cross marketing opportunities in such venues as stadiums, arenas, additional college campuses, airports and retail chains.

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

PREIT

Pursuant to a master agreement effective August, 2015, we entered into an agreement with PREIT pursuant to which we have the right to install our Mobi-Beacons and to send information across the air space of the common areas of our PREIT mall network, which will include approximately 27 malls in select states in the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under our agreement between us and PREIT, PREIT is entitled to an agreed upon revenue share over the four year term of the agreement. In the event the net revenue share as defined in the agreement is not attained for any measurement period, also as defined in the agreement, either party may terminate the agreement upon 90 days prior written notice. PREIT may also terminate the agreement if it determines that Mobiquity’s installed equipment is not adequate and/or provides a negative user experience for the visitors to the PREIT malls. The agreement also provides for PREIT to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls.

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

REVENUE RECOGNITION – The Company recognizes revenue, for all revenue streams, when it is realized or realizable and estimable in accordance with ASC 605, "Revenue Recognition". The Company will recognize revenue only when all of the following criteria have been met:

•	Persuasive evidence for an agreement exists;

•	Service has been provided or shipment has occurred;

•	The fee is fixed or determinable; and,

•	Collection is reasonably assured.

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

MOBIQUITY NETWORKS – Mobiquity Networks. Mobiquity Networks. Mobiquity income will be derived from the sale of mobile based advertising campaigns utilizing our beacon platform.. Revenue is realized with the signing of the advertising contract. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. The first option to earn revenue with the beacon platform is for customers to contract for advertising campaigns, on our platform, either directly through their own app or through various third party apps. The second option to earn revenue is through a revenue share with advertising exchanges and networks that deliver advertising campaigns to their customers based on our real-time or delayed location signal data. The third option would be through licensing ofour historical data to data management platform companies.

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

Plan of Operation

Our goal is to enhance the shopper experience with retail customers by providing valuable and relevant content in real-time based on location. We achieve this goal by providing our customers (such as retailers, brands, and the entertainment industry) with a highly targeted form of mobile marketing engagement. Our platform enables interaction and advertising based on time, location and personalization to create the most effective campaigns and experiences possible, in a way that is not possible without our network. We connect customers to brands in the retail space by increasing individual retail location app usage and driving foot traffic to such individual retail locations. We have deployed our Mobi-Beacons in approximately 240 Simon malls and 55 Macerich malls and intend to install our Mobi-Beacons in 27 PREIT malls, in each case in malls across the United States. We intend to utilize the proceeds of this offering to expand our sales and marketing human resource capability to focus on generating revenue over our network. Our sales and marketing team will be seeking to generate revenue over our network through five primary verticals:

•	Retailers, Brands and Apps relevant to the shopping experience.

•	Shopping/Coupon related Apps with relevant offers.

•	Entertainment Apps relevant to the shopper demographic.

•	Advertising Networks and Exchanges serving location relevant ads.

•	Data Analytic and Social Media Apps requesting real-time or delayed location based signal.

We plan to expand on our current footprint into the common areas of other mall operations as well as outside of the malls with additional synergistic venues that will allow for cross marketing opportunities. Such venues include but are not limited to: stadiums, arenas, college campuses, airports and retail chains. The purpose of this type of expansion will be to create a unified network that will allow relevant beacon companies the opportunity to become part of our Mobiquity network. They may find it advantageous to become part of our network, so they will have the ability to drive traffic into their stores. In the future, we may also build a private advertising exchange system that would allow for programmatic buying where advertisers will be given permission to engage with shoppers through our Mobiquity network. Additionally, we plan to add other mobile services and plug-ins such as; loyalty programs, attribution, indoor mapping, security and mobile payments.

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

Third Quarter September 30, 2015 vs Third Quarter September 30, 2014

	Three Months Ended September 30
	2015	2014
Revenue	$595,760	$714,044
Cost of Revenues	$520,145	$610,119
Gross Profit	$75,615	$103,925
Selling, General and Administrative Expenses	$2,782,678	$2,144,255
(Loss) from Operations	$(2,707,063)	$(2,040,330)

We generated revenues of $595,760 in the third quarter of 2015 compared to $714,044 in the same period of the prior year, a change in revenues of $118,284. As our mall network has only recently been constructed and expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues. In the fourth quarter of 2015, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the expectation that advertisers will begin to utilize our mall network.

Cost of revenues was $520,145 or 87% of revenues in the third quarter of 2015 compared to $610,119 or 85% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $89,974 in 2015 is related to volume and product mix of the products our customers purchased.

Gross profit was $75,615 for the third quarter of 2015 or13% of net revenues compared to $103,925 in the same fiscal period of the prior year or 15% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been constructed and is currently being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $2,782,678 for the third quarter of 2015 compared to $2,144,255 in the comparable period of the prior year, a change of $638,423. Such operating costs include payroll and related expenses, commissions, insurance, rents, fee payments to Simon Property Group, professional consulting and public awareness fees. The increase in operating expenses was primarily due to the increase in salaries and non-cash stock based compensation.

Interest expense was $193,877 for the third quarter of 2015 compared to $40,621 in the comparable period of the prior year, an increase of $153,256. The increased cost relates to the financing needed to fund our expansion of the additional malls added to our network.

The loss from operations for the third quarter of 2015 was $2,707,063 as compared to $2,040,330 for the comparable period of the prior year. The increase in operating loss is attributable to the focused effort in creating the infrastructure required to move forward with the mall network, and the hiring of additional Company personnel to provide information technology support, sales and office employees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Nine Months Ended September 30, 2015 vs Nine Months Ended September 30, 2014

	Nine Months Ended September 30
	2015	2014
Revenue	$1,682,711	$2,273,395
Cost of Revenues	$1,388,168	$1,859,497
Gross Profit	$294,543	$413,898
Selling, General and Administrative Expenses	$8,345,178	$6,697,392
(Loss) from Operations	$(8,050,635)	$(6,283,494)

We generated revenues of $1,682,711 in the first nine months of 2015 compared to $2,273,395 in the same period of the prior year, a change in revenues of $590,684. As our mall network has only recently been constructed and expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues. In the fourth quarter of 2015, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the expectation that advertisers will begin to utilize our mall network.

Cost of revenues was $1,388,168 or 82% of revenues in the first nine months of 2015 compared to $1,859,497 or 82% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of 471,329 in 2015 is related to volume of sales.

Gross profit was $294,543 for the first nine months of 2015 or 18% of net revenues compared to $413,898 in the same fiscal period of the prior year or 18% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been constructed and is currently being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $8,345,178 for the first nine months of 2015 compared to $6,697,392 in the comparable period of the prior year, a change of $1,647,786. Such operating costs include payroll and related expenses, commissions, insurance, rents, fee payments to Simon Property Group, professional (consulting) and public awareness fees. The increase in operating expenses was primarily due to the increase in salaries, commissions, and interest payments.

Interest expense was $371,213 for the first nine months of 2015 compared to $64,111 in the comparable period of the prior year, a change of $307,102. The increased cost relates to the financing needed to fund our expansion of the additional malls added to our network.

The losses from operations for the first nine months of 2015 was $8,050,635 as compared to $6,283,494 for the comparable period of the prior year. The change in operating loss is attributable to the focused effort in creating the infrastructure required to move forward with the mall network, and the hiring of additional Company personnel to provide information technology support, sales and office employees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,055,697 at September 30, 2015. Cash used by operating activities for the nine months ended September 30, 2015 was $6,533,705. This resulted primarily from a net loss of $8,318,690 partially offset by decreases in accounts receivable of $53,774 and a decrease of $21,719 in prepaid expenses and other assets. Net cash of $5,221 was used by investing activities to acquire property and equipment. Net cash was provided by financing activities totaling $6,945,000 resulting from $2,720,000 in the issuance of common stock and $4,225,000 in loan proceeds.

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

Recent Financings

Since January 1, 2013, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

During 2013	$5,562,816	Issued 19,125,000 common shares and warrants to purchase 9,562,000 shares
January/February 2014	$2,060,300	Issued 6,867,669 common shares and warrants to purchase 3,433,339 shares
March 2014	$500,000	Issued 2,000,000 common shares.
July 2014	$1,000,000	Issued 2,000,000 shares and warrants to purchase 1,000,000 shares
July 2014	$250,000	Issued convertible note in the principal amount of $250,000 and warrants to purchase 125,000 shares
November 2014 (1)	$1,000,000	Issued two-year promissory note in the principal amount of $1,000,000
December 2014 (1)	$1,050,000	Issued two-year promissory note in the principal amount of $1,050,000
January 2015 (1)	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015 (1)	$850,000	Issued two-year promissory note in the principal amount of $850,000
March 2015	$500,000	Issued 1,666,667 common shares and a like number of warrants
April 2015	$1,710,000	Issued 5,700,000 common shares and a like number of warrants
May 2015	$510,000	Issued 1,700,000 common shares and a like number of warrants
August/September 2015	$2,875,000	Issued promissory notes in the principal amount of $2,875,000 and 2,875,000 shares of restricted common stock and warrants to purchase an additional 2,875,000 shares of restricted common stock

(1) See "Agreement with Carl E. Berg" below.

Loan Agreements

In November 2014, Carl and Mary Ann Berg 2011 CRT Carl Berg Trustee loaned Mobiquity $1 million. In December 2014, Clyde J. Berg 2011 CRT Carl Berg Trustee loaned Mobiquity $1 million. In December 2014, Sherry Berg-Zorn loaned Mobiquity $50,000. An additional $500,000 was loaned in January 2015 by the Clyde J. Berg CRT. In February 2015, Berg & Berg Enterprises loaned $850,000 to Mobiquity. On July 31, 2015, the Company agreed on behalf of the aforementioned debt holders (in anticipation of the $500,000 loan referenced in the next paragraph by Berg & Berg Enterprises) that the principal and accrued interest on these Notes aggregating $3.4 million are now convertible at $.30 per share. Further, for every $1.00 principal and accrued interest thereon converted, the Note Holder will receive a five-year warrant to purchase one share of common stock at an exercise price of $.50 per share. No other securities will be issued to the Note Holders upon conversion of their securities. In August 2015, Berg & Berg Enterprises loaned an additional $500,000 to us and received prepaid interest of 500,000 shares of common stock and warrants to purchase an additional 500,000 shares at $.40 per share through August 31, 2017. The Berg & Berg Enterprise note is convertible at $.30 per share and is repayable at the earlier of December 31, 2016 or the completion of an equity financing of at least $2.5 million. The Note Holder also has the right to elect to convert the $500,000 note into equity securities of our company on the same terms as the last equity transaction completed by us. In August 2015, Mr. and Mrs. Anthony Abbruzzese loaned $105,000 to us and received prepaid interest of 105,000 shares of common stock and warrants to purchase an additional 105,000 shares at $.40 per share through August 31, 2017. The Abbruzzese note is convertible at $.30 per share and is repayable at the earlier of December 31, 2016 or the completion of an equity financing of at least $2.5 million. The Note Holder also has the right to elect to convert the $105,000 note into equity securities of our company on the same terms as the last equity transaction completed by us.

In September 2015, the Company raised an additional $2,270,000 through the issuance of its unsecured debt on the same terms as set forth in the preceding paragraph. The Company issued 2,270,000 shares of Common Stock and warrants to purchase a like number of shares as prepaid interest. Of the $2,270,000, Berg & Berg Enterprises invested an additional $500,000.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2015 through September 30, 2015, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – March 2015	Promissory Notes	$1,350,000 in principal amount	$1,350,000 in principal amount; no cash compensation was paid.	Section 4(2)	Not applicable (1)

March 2015	Common Stock and Warrants	1,666,667 common Shares and warrants	$500,000 received; no commissions paid	Rule 506	Warrants exercisable at $.45 through March 31, 2020

Jan. – March 2015	Common Stock	90,000 Shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

April – June 2015	Common Stock	435,000 Shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

April – May 2015	Common Stock and Warrants	7,400,000 common Shares and warrants	$2,220,000 received; no commissions paid	Rule 506	Warrants exercisable at $.45 through March 31, 2020

July – September 2015	Common Stock	135,000 Shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

January – September 2015	Common Stock	410,180 Shares	Interest paid on Promissory notes or letter of credit as shares of stock in lieu of cash; no commissions paid	Section 4(2)	Not applicable

August – September 2015	Common Stock, Warrants and Notes	2,875,000 Shares, 2,875,000 warrants and $2,875,000 of Notes	$2,875,000; no Commissions paid	Rule 506 and Section 4(2)	$.40 warrants expiring August 31, 2027

(1)	In November 2014, Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in November 2016 with interest at the rate of 4% per annum. Carl Berg is the brother of Clyde Berg. In December 2014, the Clyde Berg 2011 CRT with Carl Berg as Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in December 2016 with interest at the rate of 4% per annum. We had an agreement with the Bergs to loan us an additional $500,000 on the same terms, which monies were received by us in January 2015. On December 29, 2014, Clyde Berg's daughter loaned us $50,000 pursuant to a two-year note. The principal and accrued interest on all of the aforementioned notes are currently convertible at a conversion price of $.30 per share. For every $1.00 of principal and accrued interest thereon converted, the noteholder will also receive a five-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The foregoing loans were all part of a letter agreement dated December 15, 2014 with Carl E. Berg pursuant to which unsecured loans could be advanced to the Company of up to $10 million through June 30, 2015. As no additional monies were received by the Company as of June 30, 2015, Mr. Berg’s right to make additional loans had expired.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended September 30, 2015, there were no repurchases by the Company of its Common Stock.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: November 13, 2015	By:	/s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: November 13, 2015	By:	/s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: November 13, 2015	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

