Form 10-K
period 2015-12-31
Mobiquity Technologies, Inc.
filed 2016-03-30
CIK 1084267

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the number of shares of Common Stock held by non-affiliates was approximately 65,700,000 shares based upon 74,700,562 shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $.25 per share as of June 30, 2015) of the Company’s Common Stock was approximately $16,425.

The number of shares outstanding of the Registrant’s Common Stock, as of March 26, 2016 was 79,125,928.

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

2

3

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

Item 1. Business

Mobiquity Technologies, Inc., incorporated under the laws of the State of New York, owns and operates a national location-based mobile advertising network and have developed a consumer-focused proximity network which we believe is unlike any other in the United States. Our integrated suite of proprietary location based mobile advertising technologies allows clients to execute more personalized and contextually relevant experiences, driving brand awareness and incremental revenue in real-time.

Leveraging our agreements with Simon Property Group, Inc. (which we refer to herein as Simon or Simon Property), and Macerich Partnership, L.P. (which we refer to as “Macerich”), the number one and number three mall operators, respectively, in the U.S. in terms of number of Class A properties, we have installed our location-based mobile advertising solutions in the common areas of approximately 295 retail destinations across the U.S. to create “smart malls” using Bluetooth-enabled iBeacon compatible technology. As part of our plan to expand our mall footprint into the common areas of other malls, we recently have also added 57 malls including 30 malls operating by Rouse Properties TRS, Inc. (“Rouse”) and 27 malls operated by Preit Services, LLC, which we will refer to as “PREIT.” In December 2015, we entered into an agreement with GGPLP REIT Services, LLC (which we refer to as “GGP”), the second largest mall operator, to install our Mobi-Beacons in approximately 120 malls scheduled for 2Q 2016. We plan to further expand our mall footprint into the common areas of other malls and outside of malls with additional synergistic venues that will allow for cross marketing opportunities, including venues such as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

We operate through our wholly-owned subsidiaries, Ace Marketing & Promotions, Inc. (which we refer to as “Ace Marketing”) and Mobiquity Networks, Inc. Ace Marketing is our legacy marketing and promotions business which provides integrated marketing services to our commercial customers. While Ace Marketing currently represents substantially all of our revenue, we anticipate that activity from Ace Marketing will represent a diminishing portion of corporate revenue as our attention is now principally focused on developing and executing on opportunities in our Mobiquity Networks business.

We believe that our Mobiquity Networks business represents our greatest growth opportunity going forward. We believe this business unit is well positioned as a result of our early mover status, exclusive agreements and novel technology integration to address a rapidly growing segment of the digital advertising market – location based mobile marketing. We expect that Mobiquity Networks will generate the majority of our revenue by the end of 2016 through our MOBI-Beacons Solutions, although no assurances can be given in this regard.

Mobiquity Hardware Solutions

Our current Mobiquity hardware solution is deployed in retail locations (and in the future may be deployed at other venues such as stadiums, arenas, college campuses and airports) to create the Mobiquity network. Our hardware solutions is identified by us as, Mobi-Beacons.

Mobi-Beacons, which utilize Bluetooth LE 4.0 technology, can dramatically enhance the in-app experience through the use of hyper accurate location event data. Our Mobi-Beacons have been developed to meet or exceed all iBeacon and Eddystone standards. Our Mobi-Beacons have been deployed throughout our mall network system. Previously, the Company utilized Mobi-Units which utilized both Bluetooth and WiFi to communicate with all mobile devices. These devices are no longer in use.

By embedding our SDK (Software Development Kit) into an app, we give an advertiser access to the beacons in the network as well as the ability to run targeted campaigns triggered at precise locations and times. Once they receive the data analytics from our dashboard, they’re armed with additional insights about their Shoppers and use the information for even more highly targeted campaigns on our own Mobile Ad Network but also when they run other campaigns through different channels like Online and email.

Our Single Integrated Platform

Our Mobiquity Platform allows for the use of multiple sensory devices such as Bluetooth, Wi-Fi, Near Field Communication and Quick Response Codes in order to engage with nearly 100% of mobile device types. The platform also allows for plug-in solutions to be added to increase our service offerings and add complementary revenue streams. For example, in addition to our advertising network, numerous plug-ins can be added for services such as loyalty programs, indoor mapping and mobile payments. We have developed an online software platform that integrates the hardware and facilitates campaign management and reporting across the installed network. Our clients can use our network to deploy mobile ad campaigns simultaneously across multiple delivery methods, paying a fee per campaign delivered. Alternatively, clients can subscribe to our Location Signal Service to access real-time contextual beacon signals to drive localized in-app user activity. Management believes that no other competitive solution offers a platform that integrates the depth and range of mobile advertising tools combined with a nationally deployed hardware network.

A diagram of our basic network architecture is as follows:

The following graphic depicts a typical mall-shopper engagement from our customers’ viewpoint:

Our Mobiquity Networks business monetizes its network by providing clients with access to our exclusive common-area beacon signals. By incorporating our software development kit (or SDK), the client app (or campaign-specific third party app) can access the beacon signals provided by our network, and leverage those signals plus the associated contextual information provided by our platform to trigger location-based campaign messaging. We plan to generate revenue several ways including by collecting a fee based on the delivery of our customer advertising campaigns, and licensing our location signals.

In order to expand our customer reach and potential app engagement, we have entered into agreements with numerous third party app publishers, including Moviefone, Snip-Snap The Coupons App and GeoOpons among others. In November 2014, we entered into a partnership agreement with Mobile Roadie, one of the largest mobile app and marketing platforms with clients in over 70 countries. By integrating the Mobiquity Networks SDK with the Mobile Roadie platform, Mobile Roadie clients will have the ability to add beacon campaigns to their existing mobile marketing applications, and will be able to leverage our public beacon network. Mobile Roadie has powered thousands of apps in the Apple App Store and Google Android Market. Mobile Roadie clients will be able to use their platform and our Mobi-Beacons to power the clients’ own private networks in their respective locations. Our relationship with Mobile Roadie and its client base potentially brings significant additional reach to our advertisers. Additionally, the context provided by our network gives shoppers more value as their app experiences are made more expansive and relevant as they shop. Each Mobile Roadie app can potentially be an advertiser or publisher on our network. We are in discussions with numerous other third party app developers including social media apps, retailer apps, entertainment apps, gaming apps and shopping apps. We will continue to attempt to enter into agreements with other app publishers, as the more apps containing our SDK integration, the greater chance of triggering a beacon engagement for which we get compensated by the advertiser.

Our Agreement with Mall Property Owners/Managers and IBM

Simon Properties

We entered into an initial agreement with Simon Property in April 2011. This agreement was amended in September 2013 and July 2014 to, among other things, significantly expand the number of Simon mall properties covered by the agreement across the United States to up top 240 malls. Pursuant to our agreement with Simon, we currently have the right, on an exclusive basis, to install Bluetooth proximity marketing equipment to send information across the air space of the common areas of our Simon mall network, which includes approximately 195 current Simon malls and 45 former Simon malls sold in the first quarter of 2016 to another mall manager (collectively hereinafter referred to as the “Simon Malls”). Under a master agreement and related agreements between us and Simon, Simon is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set, per mall fee or a percentage of revenues derived from within the Simon mall network as well as certain commission fees based on revenues generated through Simon’s sales efforts. We believe that the revenue share in which Simon participates will exceed the minimum annual mall fees when revenues exceed approximately $14 million dollars. The agreement provides for Simon to adjust the number of malls subject to the agreement from time to time based upon changes in its beneficial ownership interest in the malls. Our agreement with Simon requires us to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year as well as certain levels of insurance. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next quarterly minimum payment due date (approximately 90 days) to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into shares of our common stock. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of common stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. Our agreement with Simon expires on December 31, 2017. Our agreement with Simon is subject to earlier termination by either us or Simon only following a notice and cure period in the event of a material breach of the agreement.

GGP

In January 2016, we entered into a license agreement with GGP, with an effective date of November 20, 2015. Pursuant to our agreement with GGP, we shall install Mobi-Beacons to send information across the air space of the common areas of our GGP mall network, which will include approximately 120 malls across the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive, with defined limitations under the agreement. Under a license agreement between us and GGP currently covering about 120 malls, GGP is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set per mall fee or a percentage of revenues derived from within the GGP mall network as well as certain commission fees based on revenues generated through GGP’s sales efforts. We believe that the revenue share in which GGP participates will exceed the minimum annual mall fees if we generate revenues within the GGP network of approximately $10,000,000 million or more in a calendar year. The agreement also provides for GGP to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls. Our agreement with GGP has a term of two years from April 1, 2016, but is subject to earlier termination with cause following a notice and cure period in the event of material breach of the agreement or operational failure.

Macerich

In April 2015, we entered into a license agreement with Macerich, which became effective June 2015. Pursuant to our agreement with Macerich, we have the right to install Mobi-Beacons to send information across the air space of the common areas of our Macerich mall network, which will include approximately 55 malls across the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under a license agreement between us and Macerich currently covering 55 malls, Macerich is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set per mall fee or a percentage of revenues derived from within the Macerich mall network as well as certain commission fees based on revenues generated through Macerich’s sales efforts. We believe that the revenue share in which Macerich participates will exceed the minimum annual mall fees if we generate revenues within the Macerich network of approximately $3 million or more in a calendar year. The agreement also provides for Macerich to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls. Our agreement with Macerich has a term of three years but is subject to earlier termination (i) with cause following a notice and cure period in the event of material breach of the agreement or (ii) without cause by Macerich after one year on 90 days’ prior written notice to us. In the event of termination of the agreement without cause, Macerich will reimburse us for certain out-of-pocket expenses.

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

PREIT

Pursuant to a master agreement effective August, 2015, we entered into an agreement with PREIT pursuant to which we have the right to install our Mobi-Beacons to send information across the air space of the common areas of our PREIT mall network, which will include approximately 27 malls in select states in the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under our agreement between us and PREIT, PREIT is entitled to an agreed upon revenue share over the four year term of the agreement. In the event the net revenue share as defined in the agreement is not attained for any measurement period, also as defined in the agreement, either party may terminate the agreement upon 90 days prior written notice. PREIT may also terminate the agreement if it determines that Mobiquity’s installed equipment is not adequate and/or provides a negative user experience for the visitors to the PREIT malls. The agreement also provides for PREIT to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls.

Rouse

Pursuant to a master agreement entered into in 2015, we entered into an agreement with Rouse pursuant to which we have the right to install our Mobi-Beacons to send information across the air space of the common areas of our Rouse mall network, which will include approximately 30 malls in select states in the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under our agreement between us and Rouse, Rouse is entitled to an agreed upon revenue share over the four-year term of the agreement. In the event the net revenue share as defined in the agreement is not attained for any measurement period, also as defined in the agreement, either party may terminate the agreement upon 90 days prior written notice. Either party may also terminate the agreement due to a material breach which is not cured within 30 days of written notice. Also, Rouse upon at least 60 days written notice to us prior to the end of the second contract year, may terminate the agreement with respect to any participating property for any reason at the end of the second contract year. The agreement also provides for Rouse to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls.

The Mall Network

Through our agreement with Simon, we have installed our Mobi-Beacons in about 195 of Simon's malls and 45 former Simon malls across the United States. We have installed our Mobi-Beacons in about 55 of Macerich’s top malls 27 PREIT malls and 30 Rouse malls in select areas of the United States. We intend to install our Mobi-Beacons in about 120 GGP malls throughout the United States. Our agreements with Simon, Macerich and PREIT provide exclusive Bluetooth advertising rights in the common areas of each such malls. Our hardware solutions mesh together to create our network, which according to Simon, provides advertisers the opportunity to reach approximately 2.2 billion annual mall visits with mobile content and offers when they are most receptive to spending, while located in the Simon malls. The 2014 annual report for the International Council of Shopping Centers (ICSC) indicates that shoppers spend on average over $97 per shopping mall visit in 2013, which represents over $250 billion of annual spending. We believe our network provides advertisers the ability to influence a percentage of these shoppers who carry smartphones.

Mobiquity Advantages

We believe our agreements with Simon, GGP, Macerich, Rouse and PREIT potentially provide us with an advantage over our competitors as it gives us a national network. Our technology allows us the opportunity to reach nearly 100% of mobile device types by utilizing our Mobi-Beacons integrated into a single platform. Our platform monitors and reports hardware activity in real time, manages campaigns, delivers highly targeted content and provides third party access to our Mobiquity network through our licensing of software development kits and the integration of an application program interface. Specifically as it relates to our lead service offering – Location Signals and Campaign Management via Beacons – campaigns require an app that has integrated our software development kit (SDK) in order to engage with our network. The more apps that have integrated the Mobiquity SDK, the more opportunities to engage with mall shoppers in our network. We are carefully selecting app partners that have relevance to the mall shopping experience and to the mall shopper demographic. For example, the apps of retailers and brands are obvious partners. Additionally, we intend to partner with shopping apps such as coupon distribution platforms, and apps. We are in various stages of SDK integration with dozens of additional mobile app properties that represent tens of millions of active app users and in negotiations with various venues in regard to network expansion. Management believes that our ability to deliver a significant national audience via a single network is a significant advantage when creating app relationships.

Favorable Industry Trends

We believe the demand for location based mobile marketing services represents a large and growing market opportunity. Consumers are increasingly using smartphones and, according to a December 2014 report by IAB Mobile Marketing Center of Excellence, 88% of consumer mobile internet time is spent in apps where we expect to derive the majority of our revenue. According to the blog Asymco, a ComScore survey on U.S. smartphones shows that the smartphone penetration rate in the U.S. at the end of 2013 was approximately 62.5%, representing 149 million users and is expected to grow to 90% penetration or approximately 230 million users by December 2016.

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

Despite the growth in e-commerce, 90% of all purchases are still made in traditional brick and mortar stores according to A.T. Kearney, and 75% of Americans visit a mall at least once a month according to JCDecaux. Smartphone devices were estimated to influence $593 billion or 19% of in-store sales in 2013 and are expected to influence $4.5 trillion or 81% of in-store sales by 2018 according to a survey commissioned by Deloitte Consulting LLP. According to a 2014 Holiday Shopping Recap by Adobe Digital Index, 54% of marketers currently use or plan to use beacons in the next 12 to deliver location based content. Finally, BI Intelligence estimates that beacon triggered messages will influence $4.1 billion in store sales by the end of 2015, growing to $44.4 billion by the end of 2016.

We believe these trends will help drive demand for our Mobiquity Networks business as consumers increasingly engage with advertising content on their mobile devices and marketers seek to increase both the share of advertising dollars spent on mobile as well as the use of location technologies to personalize content delivered to consumers.

Our Strategy

Our goal is to enhance the shopper experience with retail customers by providing valuable and relevant content in real-time based on location. We achieve this goal by providing our customers (such as retailers, brands, and the entertainment industry) with a highly targeted form of mobile marketing engagement. Our platform enables interaction and advertising based on time, location and personalization to create the most effective campaigns/ experiences possible, in a way that is not possible without our network. We connect customers to brands in the retail space by increasing individual retail location app usage and driving foot traffic to such individual retail locations. We have deployed our Mobi-Beacons to expand the capability of the Mobiquity network in approximately 240 Simon and former Simon malls, 55 Macerich malls, 30 Rouse malls and 27 PREIT malls across the United States and intend to install the Mobi-Beacons in about 120 GGP malls by April 2016. As working capital permits, we intend to expand our sales and marketing human resource capability to focus on generating revenue over our network. Our sales and marketing team will be seeking to generate revenue over our network through five primary verticals:

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

Sales and Marketing

As working capital permits, we intend to hire additional qualified sales and marketing personnel to generate revenue on our proximity mall network and to hire additional engineers, developers, computer and technology support personnel.

The key elements of our distribution and marketing strategy are as follows:

•	Direct Sales. Our internal salesforce will call on retailers, brands and relevant advertisers to advertise on the network.

•	Resellers. We intend to engage with third parties, such as technology consultants, integrators, advertising agencies and Demand-Side Providers (DSP) companies to sell advertising on the network.

•	Publishers. We intend to engage with app developers, ad networks, ad exchanges and other companies that have existing relationships with access to a large number of apps to increase our reach and provide an alternative to advertisers with limited app downloads or no app.

•	Data Signals. We intend to engage with social media companies, ad networks and ad exchanges to provide real-time location-based data to increase the relevance and value of their in-app ad serving.

•	Data Platforms. We intend to engage with data management companies to provide historical location-based data which will enable personalized online, offline and mobile campaigns to targeted audiences.

Our Proprietary Technology

In March 2013, we formed Mobiquity Networks and Mobiquity Wireless in Spain. Mobiquity Wireless then acquired the assets of our then licensor, FuturLink. These assets include, without limitation, the FuturLink technology which consists of patent applications, source codes and trademark(s). The patent applications acquired related to the hardware and associated process for identifying and acquiring connections to mobile devices and the process for delivering select content to users on an opt-in basis. Additionally, significant “know how” was acquired with respect to managing remote hardware across a large physical network. As the technology owner, we will leverage the hardware and software included in our purchase to expand our mall-based footprint in the United States. We believe our acquisition of FuturLink’s technology and corresponding patent applications provided us with the flexibility and autonomy to improve, upgrade and integrate new ideas and cutting edge technologies into our existing platform. This will allow us to evolve as new technologies emerge. To date, we have published for four patents and have one approved.

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

Integrated Marketing Company

Our subsidiary, Ace Marketing & Promotions, Inc. (or Ace Marketing), has historically represented substantially all of our operating revenues. Ace Marketing is an integrated marketing company focused on working with clients to grow their business. Ace Marketing’s core business is to provide a wide range of quality promotional products to a wide range of corporate, non-profit and educational clients. In addition, Ace Marketing offers brand analysis and development, website analysis and development, database analysis and building, and integrated marketing campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that help our clients connect with their customers and acquire new business.

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

Competition

We compete in the advertising technology and location-based mobile marketing business and in all other facets of our business against small, medium and large companies throughout the United States. Some examples include companies such as Gimbal, Shopkick, Swirl and Estimote. Although we can give no assurance that our business will be able to compete against other companies with greater resources, we believe we have a competitive advantage with our mall network, software and proprietary technology platform. As previously mentioned, we have the exclusive rights to provide Bluetooth advertising in the common area for Simon and other malls. This gives us the ability to compete with these other companies to provide in-store advertising, but they cannot compete with us in the common area of the malls as the mall operators prohibit the individual retail stores from sending proximity marketing signals and information beyond the perimeter of their retail store. . Our technology platform also allows us to integrate other companies’ beacons onto our network. This means that if a retailer has already purchased beacons from a competitor, we still have the ability to work with them by integrating their beacons into our network and delivering mobile marketing campaigns.

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

Employees

We have approximately 30 full time employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize several additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

Item 1A. Risk Factors

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

Risks Relating To Our Business

We are dependent upon the immediate receipt of substantial additional financing to carry out our plan of operations and to meet our anticipated financial commitments over the next one year. Our auditors have expressed a substantial doubt of our ability to continue as a going concern. We are dependent upon the immediate receipt of substantial additional financing to carry out our plan of operations and to meet our anticipated financial commitments over the next one year, including, without limitation, maintaining the current technology and supporting staff, making minimum payments to our mall managers as required and making timely payments to our debt holders. The accompanying consolidated financial statements have been prepared assuming our company will continue as a going concern. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing to advance our mall network system and to develop a revenue stream resulting therefrom. We have incurred net losses for the years ending December 31, 2015, 2014 and 2013 of $10,459,724, $10,506,099 and $6,088,733, respectively. As of December 31 2015, we had an accumulated deficit of $40,471,590. For the year ended December 31, 2015, we have had negative cash flows from operating activities of $9,369,631. These factors raise substantial doubt concerning our ability to continue as a going concern. We can provide no assurances that we will be successful in raising additional equity and/or debt financing on terms satisfactory to us, if at all, to remain a going concern.

We have a history of operating losses and may not in the future generate consistent revenues or profits. Since our inception, we have experienced a continued history of operating losses and an accumulated deficit of $40,471,590 at December 31, 2015. We have incurred net losses for the years ending December 31, 2015, 2014 and 2013 of $10,459,724, $10,506,099 and $6,088,733, respectively. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. Our Mobiquity Network subsidiary has no revenues from its operations for the year ended December 31, 2015. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the future. This is particularly the case as we are shifting our business emphasis to focus on our Proximity Marketing business.

We are shifting our business from our legacy marketing and promotion business to our Mobiquity Networks integrated suite of proprietary location-based mobile advertising technologies, the success of which cannot be assured. Further, our Mobiquity Networks’ business may be subject to quarterly fluctuations in its operating results due to the seasonality of mall-based business. We operate through our wholly-owned subsidiaries, Ace Marketing & Promotions, Inc. and Mobiquity Networks, Inc. Ace Marketing is our legacy marketing and promotions business which provides integrated marketing services to our commercial customers. While Ace Marketing currently represents substantially all of our revenue, we anticipate that activity from Ace Marketing will represent a diminishing portion of corporate revenue as our attention is now principally focused on developing and executing on opportunities in our Mobiquity Networks business. We believe that our Mobiquity Networks business represents our growth opportunity going forward and that this business unit is positioned as a result of our early mover tatus and novel technology integration to address a growing segment of the digital advertising market – location based mobile marketing. We expect that Mobiquity Networks will generate the majority of our revenue by the end of 2016, although no assurances can be given in this regard. Further, we can provide no assurances that the implementation of our Mobiquity Networks’ business will meet our expectations in terms of generating a certain amount of revenue by a certain year. Also, the operating results of our Mobiquity Networks’ business may fluctuate quarterly due to the seasonality of mall-based businesses.

We did not receive any significant revenues from our new Mobiquity business in 2015 and we cannot accurately predict the volume or timing of any future revenues. We may be unable to capture revenue from our new Mobiquity business in the manner in which we anticipate and we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of our Mobiquity solution, which may not result in revenue generation. As such, we cannot accurately predict the volume or timing of any future revenues.

Our business may become dependent on our agreement with Simon Property, which agreement expires on December 31, 2017. In April 2011, we entered into our agreement with Simon Property, a leading mall developer, which agreement was amended first in September 2013 and secondly in July 2014. While substantially all of our operating revenues are currently derived from our Ace Marketing subsidiary, we could in the future become dependent upon our agreement with Simon Property to execute on the development of our Proximity Marketing business and to attempt to achieve profitable operations. We have signed an agreement with Simon Property to create Mobiquity Networks in about 195 of their current malls. This agreement expires on December 31, 2017. There is a risk that our agreement with Simon Property will not be extended beyond its original terms by Simon Property or that our operations will not be profitable. Also, our agreement with Simon Property requires us to maintain for each calendar year under said agreement the minimum amount of fees under irrevocable standby letters of credit. For 2015, a non-affiliated stockholder and Thomas Arnost, our Executive Chairman, each provided the necessary letters of credit totaling $2,700,000 with one-half coming from each party. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of our common stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access as a result of the letters of credit. In the event Simon Property finds it necessary to draw down on the letter(s) of credit, an event which is expected to occur in April 2016 if substantial additional financing is not immediately obtained, we have until the next quarterly minimum payment due date (approximately 90 days) to obtain satisfactory replacement letters of credit. We can provide no assurance that we will be able to maintain the necessary letters of credit as required by the agreement. In the event of a default under our agreement with Simon Property, which is not cured within 30 days of notice of such breach, Simon Property may commence an action for damages or other appropriate relief and/or terminate the agreement. If we were to lose our agreement with Simon Property for these or any other reason, our business plan could be severely compromised, our business may suffer and our stock price could decrease significantly.

Our business may also become dependent upon our agreement with Macerich, which agreement expires in April 2018. In April 2015, we entered into an agreement with Macerich, a leading mall developer, which became effective June 2015. While substantially all of our operating revenues are currently derived from our Ace Marketing subsidiary, we could in the future become dependent upon our agreement with Macerich to execute on the development of our proximity marketing business and to attempt to achieve profitable operations. We signed an agreement with Macerich to create Mobiquity Networks in about 55 of their malls. There is a risk that our agreement with Macerich will not be extended beyond its original terms by Macerich or that our operations will not be profitable. Our agreement with Macerich has a term of three years expiring in April 2018, but is subject to earlier termination (i) with cause following a notice and cure period in the event of material breach of the agreement, (ii) in the event the Macerich mall properties are sold, or (iii) without cause by Macerich after one year. If we were to lose our agreement with Macerich, for these or any other reason, our business plan could be severely compromised, our business may suffer and our stock price could decrease significantly.

Our business may also become dependent upon our agreement with GGP, which agreement expires in April 2018. In December 2015, we entered into an agreement with GGP, a leading mall developer, which became effective November 2015. While substantially all of our operating revenues are currently derived from our Ace Marketing subsidiary, we could in the future become dependent upon our agreement with GGP to execute on the development of our proximity marketing business and to attempt to achieve profitable operations. We signed an agreement with GGP to create Mobiquity Networks in about 120 of their malls. There is a risk that our agreement with GGP will not be extended beyond its original terms by GGP or that our operations will not be profitable. Our agreement with GGP has a term of two years expiring in April 2018, but is subject to earlier termination with cause following a notice and cure period in the event of material breach of the agreement or an operational breach. If we were to lose our agreement with GGP, for these or any other reason, our business plan could be severely compromised, our business may suffer and our stock price could decrease significantly.

Our business may also become dependent upon our agreement with PREIT, which agreement expires in 2019. In 2015, we entered into an agreement with PREIT, a leading mall developer. While substantially all of our operating revenues are currently derived from our Ace Marketing subsidiary, we could in the future become dependent upon our agreement with PREIT to execute on the development of our proximity marketing business and to attempt to achieve profitable operations. We signed an agreement with PREIT to create Mobiquity Networks in about 27 of their malls. There is a risk that our agreement with PREIT will not be extended beyond its original terms by PREIT or that our operations will not be profitable. Our agreement with PREIT has a term of four years expiring in 2019, but is subject to earlier termination in the event of (i) a material breach of the agreement, (ii) in the event certain net revenue thresholds are not met for any measurement period, in each case as defined in the agreement, (iii) in the event of a sale of the mall premises, or (iv) if PREIT determines that our Mobi-Beacons or app is not adequate and/or otherwise provides a negative user experience for the visitors to the PREIT malls. If we were to lose our agreement with PREIT, for these or any other reason, our business plan could be severely compromised, our business may suffer and our stock price could decrease significantly.

Our business may also become dependent upon our agreement with Rouse, which agreement expires in 2019. In 2015, we entered into an agreement with Rouse, a leading mall developer. While substantially all of our operating revenues are currently derived from our Ace Marketing subsidiary, we could in the future become dependent upon our agreement with Rouse to execute on the development of our proximity marketing business and to attempt to achieve profitable operations. We signed an agreement with PREIT to create Mobiquity Networks in about 30 of their malls. There is a risk that our agreement with Rouse will not be extended beyond its original terms by Rouse or that our operations will not be profitable. Our agreement with Rouse has a term of four years expiring in 2019, but is subject to earlier termination in the event of (i) a material breach of the agreement, (ii) in the event certain net revenue thresholds are not met for any measurement period, in each case as defined in the agreement, (iii) in the event of a sale of the mall premises, or (iv) if Rouse elects to terminate the agreement at the end of year two of the contract. If we were to lose our agreement with Rouse, for these or any other reason, our business plan could be severely compromised, our business may suffer and our stock price could decrease significantly

We may be unable to realize the benefits of our agreement with IBM. In April 2015, we entered into a Joint Initiative Agreement with IBM and enrolled as an IBM Business Partner through IBM's PartnerWorld program. We are teaming with IBM to deliver jointly developed solutions for mall-based tenants, including retail clients. These solutions leverage the Mobiquity Networks beacon platform deployed exclusively in the common areas of our mall footprint across the United States, as well as our SDK which can be embedded within mall clients' mobile apps, to deliver relevant content in real time to shoppers' smart phones as they visit these malls. IBM has agreed to work with these clients to provide the analytics solutions needed to deliver personalized, one-on-one content to shoppers through Mobiquity's platform, and to help clients obtain insights from shopper transactions to drive improved customer experience and business performance. IBM services will also provide the integration capabilities needed to combine the Mobiquity Network platform in the mall common areas with the in-store server and network infrastructure, to optimize delivery of context-relevant content for the shopper. However, there is a risk that we may be unable to realize the benefits of this agreement, and a further risk that our agreement with IBM may not result in revenue generating or profitable operations of our company.

The reach of our Mobi-Beacons is dependent upon our successful integration of our SDK into various mobile applications (or apps) to allow us to communicate with our targeted audience. For us to create substantial revenues from our Mobi-Beacons, we are dependent upon entering into agreements with mobile application publishers to expand our targeted audience similar to the agreements described under “Business – Our Single Integrated Platform,” Our Mobi-Beacons communicate with our SDK which will be embedded into apps pursuant to agreements we negotiate with app publishers. The greater the number of publisher apps into which our SDK is embedded, the greater the chance of triggering a beacon engagement for which we get compensated by advertisers. We currently have entered into agreements with a limited number of third party app publishers. There is a risk that we will be unable to expand our third party publisher network on terms satisfactory to us, or at all, and if we are unable to do so, our results of operations and overall business prospects would suffer.

The location-based mobile marketing industry is relatively new and our competition may become extensive. In 2008, we became an authorized distributor, provider and reseller in the United States of mobile advertising solutions, in the location-based mobile advertising industry. In March 2013, we purchased the mobile advertising technology from our licensor. In 2011, we started transforming our company into a location-based mobile mall marketing enterprise with the formation of our Mobiquity Networks subsidiary. Currently, we have not generated significant revenue from this new and unproven segment of our business as our proximity marketing revenues totaled $-0-, $149,500 and $162,500 for the years ended December 31, 2015, 2014 and 2013, respectively. While we intend to market our Mobiquity devices as a differentiated and advantageous mobile technology to attempt to capitalize on our location-based mobile mall network footprint, there is a risk that we will be unable to expand this business or generate substantial advertising revenues to support operations. Moreover, there is a risk that our location-based mobile mall network will be unable to compete with large, medium and small competitors that are in (or may enter) the proximity marketing industry with substantially larger resources and management experience. If our Mobiquity technology is unsuccessful for any reason in the marketplace, our business would be substantially harmed.

We expect to derive substantially all of our future revenues from our principal technology, which leaves us subject to the risk of reliance on such technology. Further, our principal technology is subject to pending patent applications which could be rejected by the United States Patent and Trademark Office. We expect to derive substantially all of our future revenues from our Mobiquity location-based mobile advertising technology. As such, any factor adversely affecting our ability to offer and implement our solution to new customers, including regulatory issues, market acceptance, competition, performance and reliability, reputation, price competition and economic and market conditions, would likely harm our operating results.

If our Mobiquity technology fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the technology, and we may have insufficient resources to do so. Our Mobiquity technology is designed to address an evolving marketplace and must comply with current and evolving customer requirements in order to gain market acceptance. There is a risk that we will not meet anticipated customer requirements or desires, including those of our key property licensor. If we are required to redesign our technologies to address customer demands or otherwise modify our business model, we may incur significant unanticipated expenses and losses, and we may be left with insufficient resources to engage in such activities. If we are unable to redesign our technology, develop new technology or modify our business model to meet customer desires or any other customer requirements that may emerge, our operating results would be materially and adversely affected.

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

We cannot predict our future capital needs and we may not be able to secure additional financing. Between January 2013 and December 2015, we raised over $18 million in private equity and debt financing to support our transformation from an integrated marketing company to an advertising technology company. Since we might be unable to generate recurring or predictable revenue or cash flow to fund our operations, we will likely need to seek additional (perhaps substantial) equity or debt financing even following this offering to provide the capital required to maintain or expand our operations. We may also need additional funding for developing products and services, increasing our sales and marketing capabilities, promoting brand identity, and acquiring complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. We cannot predict our future capital needs with precision, and we may not be able to secure additional financing on terms satisfactory to us, if at all, which could lead to termination of our business.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings or other financing alternatives. Additional equity or debt financing may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing operational development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

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

Our future performance is materially dependent upon our management and their ability to manage our growth. Our future performance is substantially dependent upon the efforts and abilities of members of our existing management. This is particularly the case as we seek to ramp up our newer location-based mobile advertising network business in 2016 and beyond. The loss of the services of our management personnel could have a material adverse effect on our business. We currently lack “key man” life insurance policies on any of our officers or employees. Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel. The number of management personnel is currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

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

We will need to protect our intellectual property which we acquired from FuturLink and which we are developing on our own. In 2013, we acquired our proximity marketing intellectual property consisting of patent applications, source codes and trademark(s) from our licensor, FuturLink, at a cost of approximately $100,000. The patent applications acquired related to the hardware and associated process for identifying and acquiring connections to mobile devices and the process for delivering select content to users on an opt-in basis. To date, the U.S. Patent and Trademark Office has published four patents but approved only one patent, Additionally, significant “know how” was acquired with respect to managing remote hardware across a large physical network. We expect to leverage the hardware and software included in our purchase to expand our mall-based footprint in the United States, and should we lose access to this technology, our business prospects could be harmed.

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

We entered into a convertible promissory note which is secured by all of our assets. This note has a current maturity date of December 31, 2016, but the noteholder has the right to call the note at any time, which could adversely affect our liquidity and capital resources. On June 12, 2012, we entered into a secured convertible promissory note due December 12, 2013 in the amount of $350,000 with TCA Global Credit Master Fund L.P. This note is secured by all of our assets. On December 12, 2013, Thomas Arnost our Executive Chairman, purchased the $350,000 Note from TCA (which principal amount has been reduced to $322,000) and, subsequently entered into an agreement with us to extend the due date of the note until December 31, 2016, subject to his right to call the note at any time, in addition to certain other conditions. The payment of this Note at maturity or earlier if accelerated by Mr. Arnost at his sole discretion could come at a time when it would not be advantageous to us and could materially adversely affect our liquidity and capital resources. We can provide no assurances that we will be able to meet our obligations under the note.

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

Our subsidiary which operates our legacy business sells its branded merchandise to a diverse group of customers, which includes a principal customer. For the year ended December 31, 2015, one customer accounted for approximately 38% of net revenues for our branded merchandise as compared to a customer accounting for approximately 35% of net revenues for the comparable period of the prior year. A loss of a principal customer in our legacy business could substantially affect our results of operations.

Risks Relating To An Investment In Our Securities

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

We lack an established trading market for our common stock, and you may be unable to sell your common stock at attractive prices or at all. There is currently a limited trading market for our common stock on the OTCQB under the symbol “MOBQ.” There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. As a result, we cannot assure you that you will be able to sell your common stock at attractive prices or at all.

The market price for our securities may be highly volatile. The market price for our securities may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

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

In addition, the markets in general can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed or quoted. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

Our stockholders recently approved a 1-for-20 reverse stock split and such split could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business. There are a number of risks associated with a potential reverse stock split that we may effect in connection with a potential uplisting on to a national securities exchange, including that the reverse stock split may not result in a sustained increase in the per share price of our common shares. We cannot predict whether the reverse stock split, if implemented, would increase the market price for our common shares on a sustained basis. The history of similar stock split combinations for companies in like circumstances is varied, and we cannot predict whether:

•	the market price per share of our common shares after the reverse stock split, if implemented, would result in a sustained rise in proportion to the reduction in the number of shares of our common shares outstanding before the reverse stock split, i.e., that the post-split market price of our common shares will equal or exceed the pre-split price multiplied by the split ratio;

•	the reverse stock split would result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;

•	the reverse stock split would result in a per share price that will increase our ability to attract and retain employees and other service providers;

•	the market price per share would equal or exceed the price required to qualify for initial listing or remain in excess of the minimum bid price as required by the National Securities Exchange for initial listing; or

•	that we will otherwise meet the requirements of the National Securities Exchange for continued inclusion for trading on the National Securities Exchange.

In addition, we reduced the number of common shares available in the public float and this may impair the liquidity in the market for our common shares on a sustained basis, which may in turn reduce the value of our common shares. We may in the future undergo one or more additional stock splits, stock dividends and/or reverse stock splits. If we issue additional shares in the future, it will likely result in the dilution of our existing shareholders.

Our directors and executive officers have a material level of control over us, which could delay or prevent a change in our corporate control favored by our other stockholders. As of the date of this Form 10-K, our directors and executive officers beneficially own, in the aggregate, approximately 27% of our outstanding common stock. These figures include potential future exercises of outstanding options or warrants into shares of common stock. The interests of our current directors and executive officers may differ from the interests of other stockholders. As a result, these current directors and officers could have the ability to exercise material influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets and material financing transactions;

•	election of directors;

•	adoption of or amendments to stock option plans;

•	amendment of charter documents; or

•	issuance of “blank check” preferred stock.

Our certificate of incorporation grants our board of directors the authority to issue a new series of preferred stock without further approval by our shareholders, which could adversely affect the rights of the holders of our common shares. Our board of directors has the power to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the power to issue preferred stock without further shareholder approval, subject to applicable listing regulations. As a result, our board of directors could authorize the issuance of new series of preferred stock that would grant to holders thereof certain preferred rights to (i) our assets upon liquidation: (ii) receive dividend payments ahead of holders of common shares; (iii) and the redemption of the shares, together with a premium, prior to the redemption of our common shares. In addition, our board of directors could authorize the issuance of new series of preferred stock that is convertible into our common shares, which could decrease the relative voting power of our common shares or result in dilution to our existing shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In February 2012, we entered into a 63-month lease agreement for new executive office space of approximately 4,200 square feet located at 600 Old Country Road, Suite 541, Garden City, NY 11530. The annual rent under this office facility for the first year is estimated at $127,000, including electricity, subject to an annual increase of 3%. In the event of a default in which the company is evicted from the office space, Mobiquity would be responsible to the landlord for an additional payment of rent of $160,000 in the first year of the lease, an additional payment of $106,667 in the second year of the lease and an additional payment of rent of $53,333 in the third year of the lease. Such additional rent would be payable at the discretion of the company in cash or in shares of common stock of our company. Additional office space in the same building is leased on a month to month basis for $1,600 per month for approximately 800 square feet.

Our lease for approximately 2,000 square feet of space at an annual cost of approximately $28,600 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738 expired in November 2013. We currently lease this property on a month to month basis for approximately $2,500 per month beginning December 2014, with a 5% increase in rent each month.

In March 2013, we entered into a two-year lease for an approximately 1,200 square foot facility of office and warehouse space in Barcelona, Spain, at monthly cost of approximately $2,200. We are currently negotiating an extension to this lease and expect to extend this lease on a month-to-month basis.

In March of 2014, we entered into a month-to-month lease agreement for approximately 400 square feet of office space located in Manhattan, NY at a monthly cost of $3,700. In May of 2015 we moved to a larger location with the same landlord on a month to month basis for $5,250 each month.

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

Quarters Ended	High	Low
March 31, 2014	$.78	$.40
June 30, 2014	.60	.35
September 30, 2014	.65	.35
December 31, 2014	.45	.23
March 31, 2015	.38	.18
June 30, 2015	.39	.20
September 30, 2015	.37	.10
December 31, 2015	.31	.13

The closing sales price on December 31, 2015 was $.15 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

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

As of January 27, 2016, the record date of our last special meeting of stockholders, there were 155 holders of record of our common stock and approximately 627 additional beneficial holders of our common stock held in street name on January 27, 2016, the date of our last special meeting of stockholders. Our transfer agent is Continental Stock Transfer & Trust company, 17 Battery Place, 8th Floor, New York, NY 10004.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

(a) In fiscal 2015, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – March 2015	Promissory Notes	$1,350,000 in principal amount	$1,350,000 in principal amount; no cash compensation was paid.	Section 4(2)	Not applicable (1)

March 2015	Common Stock and Warrants	1,666,667 common Shares and warrants	$500,000 received; no commissions paid	Rule 506	Warrants exercisable at $.45 through March 31, 2020

Jan. – March 2015	Common Stock	90,000 Shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

April – June 2015	Common Stock	435,000 Shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

April – May 2015	Common Stock and Warrants	7,400,000 common Shares and warrants	$2,220,000 received; no commissions paid	Rule 506	Warrants exercisable at $.45 through March 31, 2020

July – September 2015	Common Stock	135,000 Shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

January – September 2015	Common Stock	410,180 Shares	Interest paid on Promissory notes or letter of credit as shares of stock in lieu of cash; no commissions paid	Section 4(2)	Not applicable

August – October 2015	Common Stock, Warrants and Notes	3,675,000 Shares, 3,675,000 warrants and $3,675,000 of Notes	$3,675,000; no Commissions paid	Rule 506 and Section 4(2)	$.40 warrants expiring August 31, 2017
October – December 2015	Common Stock	175,000 Shares	Services rendered; No commissions paid	Section 4(2)	Not applicable
December 2015	Preferred Stock	200,000 Shares	$2,000,000; no Commissions paid	Rule 506 and Section 4(2)	Convertible at $.20 per share with anti-dilution protection for 2016

(1)	In November 2014, Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in November 2016 with interest at the rate of 4% per annum. Carl Berg is the brother of Clyde Berg. In December 2014, the Clyde Berg 2011 CRT with Carl Berg as Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in December 2016 with interest at the rate of 4% per annum. We had an agreement with the Bergs to loan us an additional $500,000 on the same terms, which monies were received by us in January 2015. On December 29, 2014, Clyde Berg's daughter loaned us $50,000 pursuant to a two-year note. The principal and accrued interest on all of the aforementioned notes are currently convertible at a conversion price of $.30 per share. For every $1.00 of principal and accrued interest thereon converted, the noteholder will also receive a five-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The foregoing loans were all part of a letter agreement dated December 15, 2014 with Carl E. Berg pursuant to which unsecured loans could be advanced to the Company of up to $10 million through June 30, 2015. As no additional monies were received by the Company as of June 30, 2015, Mr. Berg’s right to make additional loans had expired.

RECENT PURCHASES OF SECURITIES

In 2015, we have had no repurchases of our Common Stock.

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

We have installed our location-based mobile advertising solutions in approximately 355 retail destinations across the U.S. and are adding an additional 120 malls over the first quarter of 2016 to create "smart malls" using Bluetooth-enabled iBeacon compatible technology. We plan to expand our mall footprint into the common areas of other malls and outside the malls with additional synergistic venues that will allow for cross marketing opportunities in such venues as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

We believe that our Mobiquity Networks business represents our greatest growth opportunity going forward. This business unit is well positioned as a result of our early mover status and novel technology integration to address a rapidly growing segment of the digital advertising market – location based mobile marketing. We expect that Mobiquity Networks will generate the majority of our revenue by the end of 2016, although no assurances can be given in this regard. For additional information on our business, see “Item 1.”

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

Revenue Recognition - Ace Marketing’s revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon shipment of the merchandise. Revenue is recognized on a gross basis since Ace Marketing has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Advance payments made by customers are included in customer deposits. Ace Marketing records all shipping and handling fees billed to customers as revenues and related costs as cost of goods sold, when incurred. Additional source of revenue, derived from emails/texts directly to consumers are recognized under contractual arrangements. Revenue from this advertising method is recognized at the time of service provided.

Revenue Recognition – Mobiquity Networks. Mobiquity has three avenues of income with our beacon platform, Bluetooth Push and Wi-Fi. Revenue is realized with the signing of the advertising contract. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which is expected to be of short duration periods. Revenue is recognized the same way for the three mobile solutions. The first option to earn revenue with the beacon platform is for customers to contract for advertising campaigns, on our platform, either directly through their own app or through various 3rd party apps. The second option to earn revenue is through a revenue share with advertising exchanges and networks that deliver advertising campaigns to their customers based on our real-time location signal data. The third option would be through selling our historical data to data management platform companies.

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

Plan of Operation

Our goal is to enhance the shopper experience with retail customers by providing valuable and relevant content in real-time based on location. We achieve this goal by providing our customers (such as retailers, brands, and the entertainment industry) with a highly targeted form of mobile marketing engagement. Our platform enables interaction and advertising based on time, location and personalization to create the most effective campaigns/experiences possible, in a way that is not possible without our network. We connect fans and brands in the retail space by increasing individual retail location app usage and driving foot traffic to such individual retail locations. We have deployed our Mobi-Beacons in about 240 Simon and former Simon malls, 55 Macerich malls, 30 Rouse malls and 27 PREIT malls in the United States. We intend to deploy our Mobi-Beacons by April 2016 in approximately 120 GGP malls in the United States. If working capital permits, we intend to expand our sales and marketing human resource capability to focus on generating revenue over our network. Our sales and marketing team will be seeking to generate revenue over our network through five primary verticals:

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

Results of Operations

Year Ended December 31, 2015 versus Year Ended December 31, 2014

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31
	2015	2014
Revenue	$2,491,875	$3,257,950
Cost of Revenues	1,627,851	2,104,203
Gross Profit	864,024	1,153,747
Operating Expenses	11,549,375	11,086,616
Loss from operations	(10,685,351)	(9,932,869)
Net Loss	(10,459,724)	(10,506,099)
Other comprehensive Income (Loss)	3,308	(3,504)
Net comprehensive loss	(10,456,416)	(10,509,603)
Net Loss per common Share	(.14)	(.17)
Weighted average common Shares outstanding	72,965,632	61,664,457

We generated revenues of $2,491,875 in fiscal 2015 compared to $3,257,950 in the same period for fiscal 2014, a change in revenues of $766,075. We have expended a large portion of our resources and man power in expanding our mobi segment and less time in our branded merchandise. As our mall network has only recently been constructed and is being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues. In 2016, we anticipate our future revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the expectation that advertisers will begin to utilize our mall network.

Cost of revenues was $1,627,851 or 65.3% of revenues in fiscal 2015 compared to $2,104,203 or 64.6% of revenues in the same fiscal period of fiscal 2014. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues in 2015 is related to volume and product mix of the products our customers purchased.

Gross profit was $864,024 for fiscal 2015 or 34.7% of net revenues compared to $1,153,747 in the same fiscal period of 2014 or 35.4% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been constructed and is currently being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $11,549,375 for fiscal 2015 compared to $11,086,616 in the comparable period of the prior year. Such operating costs include payroll and related expenses, commissions, insurance, rents, fee payments to malls, professional (consulting) and public awareness fees. Operating expenses in 2015 as compared to 2014 were relatively the same. It should be noted that fiscal 2015 had approximately $1.8 million in increased fees paid to the malls and a decrease in non-cash based compensation of approximately $1.7 million.

The net loss for 2015 was $10,459,724 as compared to $10,506,099 for the comparable period of the prior year. As a result of other comprehensive income (losses) totaling $3,308 and ($3,504), for 2015 and 2014 respectively, our net comprehensive loss for 2015 was $10,456,416 as compared to $10,509,603 for the comparable period of the prior year. The increase in operating loss is attributable to the focused effort in creating the infrastructure required to move forward with the mall network, and the hiring of additional company personnel to provide information technology support, sales and office employees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,044,662 at December 31, 2015. Cash used by operating activities for the year ended December 31, 2015 was $9,369,631. This resulted from a net loss of $10,459,724, partially offset by non-cash expenses, including depreciation and amortization of $192,955, stock based compensation of $1,452,248, stock issued for services of $209,088. Cash used in investing activities amounted to $5,221, which funds were used to acquire property and equipment. Cash provided by financing activities of $9,762,035 was the result of the sale of our company common and preferred stock in the amount of $4,720,000, net of offering costs and proceeds from loans in the amount of $5,042,035.

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

Recent Financings

Since January 1, 2014, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

January/February 2014	$2,060,300	Issued 6,867,669 common shares and warrants to purchase 3,433,339 shares
March 2014	$500,000	Issued 2,000,000 common shares.
July 2014	$1,000,000	Issued 2,000,000 shares and warrants to purchase 1,000,000 shares
July 2014	$250,000	Issued convertible note in the principal amount of $250,000 and warrants to purchase 125,000 shares
November 2014 (1)	$1,000,000	Issued two-year promissory note in the principal amount of $1,000,000
December 2014 (1)	$1,050,000	Issued two-year promissory note in the principal amount of $1,050,000
January 2015 (1)	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015 (1)	$850,000	Issued two-year promissory note in the principal amount of $850,000
March 2015	$500,000	Issued 1,666,667 common shares and a like number of warrants
April 2015	$1,710,000	Issued 5,700,000 common shares and a like number of warrants
May 2015	$510,000	Issued 1,700,000 common shares and a like number of warrants
August/October 2015	$3,675,000	Issued promissory notes in the principal amount of $3,675,000 and 3,675,000 shares of restricted common stock and warrants to purchase an additional 3,675,000 shares of restricted common stock
December 2015	$2,000,000	Issued 200,000 shares of preferred stock convertible into 10,000,000 shares of common stock with anti-dilution protection for 2016

(1) See "Loan Agreements and Related Party Transactions" below.

Loan Agreements and Related Party Transactions

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

In September and October 2015, the Company raised an additional $3,070,000 through the issuance of its unsecured debt on the same terms as set forth in the preceding paragraph. The Company issued 3,070,000 shares of Common Stock and warrants to purchase a like number of shares as prepaid interest. Of the $3,070,000, Berg & Berg Enterprises invested an additional $500,000. In December 2015, Berg & Berg Enterprises also purchase 200,000 shares of the Company’s preferred stock convertible into 10,000,000 shares of common stock with anti-dilution protection for 2016.

Assignment of Secured Promissory Note

In December 2013, Thomas Arnost, a director of Mobiquity, purchased from TCA Global Credit Master Fund, the Company’s outstanding convertible promissory note in the amount of $350,000. Subsequently Mr. Arnost and the Company agreed to fix the conversion price of the note at $.30 per share, extend the due date of the Note to June 12, 2014, which was subsequently extended to December 22, 2014 and again extended to December 31, 2015, subject to Mr. Arnost’s right to call the note at any time in his sole discretion, and increase the interest rate to 15% per annum. In December 2015, Mr. Arnost extended the due date of the note to December 31, 2016 and the Company agreed to lower the conversion price to $.20 per share. The Company has the right to prepay the note, subject to Mr. Arnost’s right of conversion.

Item 7A. Qualitative and Qualitative Disclosures about Market Risk

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

Financial Statements and Supplementary Data

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth herein.

MOBIQUITY TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mobiquity Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Mobiquity Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2015. Mobiquity Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobiquity Technologies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 30, 2016

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Balance Sheets

December 31,	2015	2014

Assets

Current Assets:
Cash and cash equivalents	$2,044,662	$1,654,171
Accounts receivable, net	323,313	445,892
Inventory, net	117,893	190,854
Prepaid expenses and other current assets	634,372	152,502
Total Current Assets	3,120,240	2,443,419

Property and equipment, net	103,355	262,480

Intangible assets, net	65,717	94,328

Other assets	41,858	33,741
Total Assets	$3,331,170	$2,833,968

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$538,632	$609,957
Accrued expenses	474,000	369,383
Derivative liability	576,557	–
Convertible promissory notes	4,276,194	322,000
Total Current Liabilities	5,865,383	1,301,340

Long-term portion of convertible promissory notes	1,571,773	2,573,979
Total Liabilities	7,437,156	3,875,319

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 200,000 and zero shares issued and outstanding at December 31, 2015 and December 31, 2014 respectively	20	–
Common stock, $.0001 par value; 200,000,000 and 200,000,000 shares authorized; 78,781,757 and 64,818,243 shares issued and outstanding at December 31, 2015, and December 31, 2014, respectively	7,887	6,482
Additional paid-in capital	36,356,626	28,966,269
Accumulated other comprehensive income (loss)	1,072	(2,236)
Accumulated deficit	(40,471,590)	(30,011,866)
Total Stockholders' Deficit	(4,105,985)	(1,041,351)
Total Liabilities and Stockholders' Deficit	$3,331,170	$2,833,968

See notes to consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Operations

Years Ended December 31,	2015	2014

Revenues
Product revenue	$2,491,875	$3,108,450
Service revenue	–	149,500
	2,491,875	3,257,950

Cost of Revenues
Cost of product revenue	1,627,851	1,860,171
Cost of service revenue	–	244,032
	1,627,851	2,104,203
Gross Profit	864,024	1,153,747

Operating Expenses:
Selling, general and administrative	11,549,375	11,086,616
Total Operating Expenses	11,549,375	11,086,616

Loss from Operations	(10,685,351)	(9,932,869)

Other Income (Expense):
Interest expense	(996,011)	(251,394)
Interest income	41	164
Change in derivatives	1,221,597	–
Loss on extinguishment of debt	–	(322,000)
Total Other Income (Expense)	225,627	(573,230)

Net Loss	(10,459,724)	$(10,506,099)

Other Comprehensive Income (Loss)	3,308	(3,504)

Net Comprehensive Loss	$(10,456,416)	$(10,509,603)

Net Loss Per Common Share:
Basic and Diluted	$(0.14)	$(0.17)

Weighted Average Common Shares Outstanding:
Basic and Diluted	72,965,632	61,664,457

See notes to consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Equity
	Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscription	Income (Loss)	Deficit	Shares	Amount	Equity
Balance, at December 31, 2013	–	–	52,402,247	$5,240	$21,948,920	$(175,000)	$1,268	$(19,505,767)	23,334	$(31,501)	$2,243,160
Common stock issued for cash, net of offering costs	–	–	10,867,669	1,086	3,275,224	175,000	–	–	–	–	3,451,310
Common stock issued for services	–	–	784,000	79	366,462	–	–	–	–	–	366,541
Common stock based compensation	–	–	–	–	3,117,807	–	–	–	–	–	3,117,807
Beneficial conversion feature	–	–	–	–	59,379	–	–	–	–	–	59,379
Exercise of options and warrants	–	–	566,536	57	149,943	–	–	–	–	–	150,000
Common stock issued in exchange for interest	–	–	62,791	6	26,994	–	–	–	–	–	27,000
Common stock issued for prepaid services	–	–	135,000	14	53,041	–	–	–	–	–	53,055
Treasury share cancellation	–	–	–	–	(31,501)	–		–	(23,334)	31,501
Net Loss	–	–	–	–	–	–	$(3,504)	$(10,506,099)	–	–	(10,509,603)
Balance, at December 31, 2014	–	–	64,818,243	$6,482	$28,966,269	$–	$(2,236)	$(30,011,866)	–	$–	$(1,041,351)
Common stock issued for cash, net of offering costs	–	–	9,043,334	908	2,719,092	–	–	–	–	–	2,720,000
Common stock issued in exchange for interest	–	–	410,180	40	120,680	–	–	–	–	–	120,720
Common stock issued for services	–	–	835,000	88	209,000	–	–	–	–	–	209,088
Common stock subscriptions			3,675,000	369	889,357						889,726
Stock based compensation	–	–	–	–	1,452,248	–	–	–	–	–	1,452,248
Preferred stock issued for cash	200,000	20	–	–	1,999,980	–	–	–	–	–	2,000,000
Net Loss	–	–	–	–	–	–	3,308	(10,459,724)	–	–	(10,456,416)
Balance, at December 31, 2015	200,000	$20	78,781,757	$7,887	$36,356,626	$–	$1,072	$(40,471,590)	–	$–	$(4,105,985)

See notes to consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,	2015	2014

Cash Flows from Operating Activities:
Net loss	$(10,459,724)	$(10,506,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	164,346	233,588
Amortization - Intangible Assets	28,609	28,599
Amortization - Debt discount	614,867	12,709
Gain on derivative instrument	(1,221,597)	–
Stock-based compensation	1,452,248	3,117,807
Common stock issued for services	209,088	366,541
Loss on extinguishment of debt		322,000
Payments on accrued interest	(146,776)	(75,226)
Changes in operating assets and liabilities:
Accounts receivable	122,579	(12,036)
Inventory	72,961	(81,781)
Prepaid expenses and other assets	(489,985)	159,509
Accounts payable	(71,325)	186,756
Accrued expenses and other current liabilities	355,078	293,666
Total adjustments	1,090,093	4,552,132
Net Cash Used in Operating Activities	(9,369,631)	(5,953,967)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,221)	(30,657)
Net Cash Used in Investing Activities	(5,221)	(30,657)

Cash Flows from Financing Activities:
Proceeds form the issuance of notes	5,042,035	2,300,000
Proceeds received from exercising warrants	–	150,000
Proceeds received from stock subscription receivable	–	175,000
Proceeds from issuance of common stock	2,720,000	3,276,310
Proceeds for the issuance of preferred stock	2,000,000	–
Net Cash Provided by Financing Activities	9,762,035	5,901,310

Net Increase (Decrease) in Cash and Cash Equivalents	387,183	(83,314)
Cash and Cash Equivalents, beginning of period	1,654,171	1,740,989
Change in foreign currency	3,308	(3,504)
Cash and Cash Equivalents, end of period	$2,044,662	$1,654,171

Supplemental Disclosure Information:
Cash paid for interest	$119,776	$77,586
Cash paid for taxes	$–	$–

Non-cash Disclosures:
Stock issued for interest	$120,720	$27,000
Cancellation of treasury stock	$–	$31,501
Stock issued for non-cash stock subscriptions	$889,725	$–
Recognition of debt discount	$1,798,154	$–

See notes to consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS – On September 10, 2013, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. “the Company” or “Mobiquity”). We operate through two wholly-owned U.S. subsidiaries, namely, Mobiquity Networks, Inc. and Ace Marketing & Promotions, Inc. Mobiquity Networks owns 100% of Mobiquity Wireless S.L.U, a company incorporated in Spain. This corporation has an office in Spain to support our U.S. operations.

We operate a national location-based mobile advertising network that has developed a consumer-focused proximity network which we believe is unlike any other in the United States. Our integrated suite of proprietary location based mobile advertising technologies allows clients to execute more personalized and contextually relevant experiences, driving brand awareness and incremental revenue.

Leveraging our agreements with Simon Property Group, Inc. (which we refer to herein as” Simon” or “Simon Property”), and Macerich Partnership, L.P. (which we refer to as “Macerich”), the number one and number three mall operators, respectively, in the U.S. in terms of number of Class A properties, we have installed our location-based mobile advertising solutions in the common areas of approximately 295 retail destinations across the U.S. to create “smart malls” using Bluetooth-enabled iBeacon compatible technology. As part of our plan to expand our mall footprint into the common areas of other malls, we recently have also added 27 malls operated by PREIT Services, LLC, which we will refer to as “PREIT.” We have also added 30 malls operating by Rouse Properties TRS, Inc. which we will refer to as “Rouse.” In December 2015, we entered into an agreement with GGPLP REIT Services, LLC (which we refer to as “GGP”), the second largest mall operator in the United States, to install our Mobi-Beacons in approximately 120 malls by April 2016. We plan to further expand our mall footprint into the common areas of other malls and outside of malls with additional synergistic venues that will allow for cross marketing opportunities, including venues such as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses for the years ending December 31, 2015 and December 31, 2014 of $10,459,724 and $10,506,099, respectively. As of December 31, 2015, the Company has an accumulated deficit of $40,471,590. The Company has had negative cash flows from operating activities of $9,369,631 and $5,953,967 for the years ending December 31, 2015 and 2014, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2015 and 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of December 31, 2015 and 2014, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$576,557	$–	$576,557

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 22 convertible notes issued totaling $3,675,000 which included a ratchet provision in the conversion price of $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes all have a maturity date of December 31, 2016. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2015. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of 1,118,478 and derivative expense of $0 during the three and months ended December 31, 2015. As of December 31, 2015, the fair market value of the derivatives aggregated $576,557, using the following assumptions: estimated 1.00-1.25-year term, estimated volatility of 135.62-120.66%, and a discount rate of 0.65-0.22%.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of December 31, 2015 and 2014, the balances are $2,044,662 and $1,654,171, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of December 31, 2015 and 2014, the Company exceeded FDIC limits by $1,644,032 and $1,004,897, respectively.

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

ACE MARKETING – Ace Marketing’s revenue is recognized when title and risk of loss transfers to the customer and the earnings process is complete. In general, title passes to our customers upon the company’s shipment of the merchandise. Revenue is recognized on a gross basis since Ace Marketing has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Advance payments made by customers are included in customer deposits. Ace Marketing records all shipping and handling fees billed to customers as revenues and related costs as cost of goods sold, when incurred. Additional source of revenue, derived from emails/texts directly to consumers are recognized under contractual arrangements. Revenue from this advertising method is recognized at the time of service provided.

MOBIQUITY NETWORKS –. Mobiquity income will be derived from the sale of mobile based advertising campaigns utilizing our beacon platform. Revenue is realized with the signing of the advertising contract. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. The first option to earn revenue with the beacon platform is for customers to contract for advertising campaigns, on our platform, either directly through their own app or through various third party apps. The second option to earn revenue is through a revenue share with advertising exchanges and networks that deliver advertising campaigns to their customers based on our real-time or delayed location signal data. The third option would be through licensing ofour historical data to data management platform companies.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2015 and 2014, allowance for doubtful accounts were $104,611 and $40,000, respectively.

INVENTORY – Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer’s frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of December 31, 2015 and 2014, the Company has reserved against $31,676 and $31,676, respectively.

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

PATENTS and TRADEMARKS - Patents and trademarks developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC985.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the years ended December 31, 2015 and 2014 there were advertising costs of $14,495 and $288, respectively.

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

BENEFICIAL CONVERSION FEATURES - Debt instruments that contain a beneficial conversion feature are recorded as deemed interest to the holders of the convertible debt instruments. The beneficial conversion is calculated as the difference between the fair values of the underlying common stock less the proceeds that have been received for the debt instrument limited to the value received.

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

No significant realized exchange gains or losses were recorded since March 7, 2013 (date of acquisition of subsidiary) to December 31, 2015.

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

NET LOSS PER SHARE - Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 28,424,266 and 882,576 because they are anti-dilutive, as a result of a net loss for the years ended December 31, 2015 and 2014, respectively.

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

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at December 31:

	USEFUL LIVES	2015	2014

Furniture and Fixtures	3 or 5 years	$1,094,601	$1,089,380
Leasehold Improvements	5 years	4,084	4,084
		1,098,685	1,093,464
Less Accumulated Depreciation		995,330	830,984
		$103,355	$262,480

Depreciation expense for the years ended December 31, 2015 and 2014 was $164,346 and $233,588, respectively.

NOTE 3: INTANGIBLE ASSETS

Intangible assets, net, consist of the following at December 31:

	USEFUL LIVES	2015	2014

Acquisition of intellectual property (FuturLink)	5 years	98,000	98,000
Website technology development (Venn/AcePlace)	5 years	45,000	45,000
		143,000	143,000
Less Accumulated Amortization		77,283	48,672
		$65,717	$94,328

Future amortization, for the years ending December 31, is as follows:

2016	28,600
2017	27,157
Thereafter	9,960
$65,717

Amortization expense for the years ended December 31, 2015 and 2014 was $28,609 and $28,599, respectively.

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

NOTE 4: CONVERTIBLE PROMISSORY NOTE

Summary of Convertible Promissory Notes:

	2015	2014
Arnost Note (a)	$322,000	$322,000
Cavu Notes (b), net of $28,227 for 2015 and $48,021 for 2014 debt discounts	221,773	201,979
Berg Notes (c)(d)	3,722,000	2,372,000
Investor Notes (d), net of discounts	1,582,194	–
Total Debt	5,847,967	2,895,979
Current portion of debt	4,276,194	322,000
Long-term portion of debt	$1,571,773	$2,573,979

(a)	On June 12, 2012, the Company closed on a security agreement (the "Security Agreement") with TCA related to a $350,000 Convertible promissory note issued by the Company in favor of TCA (the "Convertible Note"), which Convertible Note was funded by TCA on June 12, 2012. The maturity date of the Convertible Note was December 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company's common stock at a price equal to ninety-five percent (95%) of the average of the lowest daily volume weighted average price of the Company's common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company's option without penalty. The Security Agreement granted to TCA a continuing, first priority security interest in all of the Company's assets, wheresoever located and whether now existing or hereafter arising or acquired. The Company's wholly-owned subsidiary, Mobiquity Networks, Inc., also entered into a similar Security Agreement and Guaranty Agreement. On December 12, 2013, TCA sold its entire interest in the Company's $350,000 secured promissory note to Thomas Arnost, a director of the Company, at face value. Mr. Arnost entered into an amendment to the note to extend the maturity date of the note to June 12, 2014, which was later extended to December 12, 2014 and again extended to December 31, 2015, subject to his right to declare the note due and payable at any time in his sole discretion. Also, the interest rate was raised from 12% per annum to 15% and the conversion price of the shares issuable upon conversion of the note was fixed at $.30 per share. In December 2015, Mr. Arnost extended the due date of the Note to December 31, 2016 and the Company agreed in consideration thereof to reduce the conversion price of the Notes to $.20 per share. The aforementioned note is convertible at the sole discretion of the noteholder. The Company recognized a beneficial conversion, in the amount of $116,667, based on the fixed conversion price, compared to the fair market trading value at the date of the agreement. The noteholder immediately converted $28,000 into 93,334 shares of common stock in December 2013. The balance on the note is $322,000 as of December 31, 2015 and December 31, 2014.

(b)	In July 2014, the Company raised $250,000 in gross proceeds from the sale of convertible promissory notes in the principal amount of $250,000 with a maturity date of July 31, 2017. The noteholders also received Class CC Warrants to purchase 125,000 shares of common Stock, exercisable at $1.20 per share through July 31, 2017. The placement agent received $17,500 in cash, 25,000 shares of restricted Common Stock and five-year warrants to purchase 7,500 shares of Common Stock at an exercise price of $.60 per share. The notes bear interest at the rate of 6% per annum with semi-annual payments to be paid on January 31' and July 31' of each year with the first interest payment due on January 31, 2015. At the option of the noteholder, the principal and accrued interest thereon is convertible at the greater of $.50 per share or 85% of the average daily volume weighted average price of the Company's Common Stock on the OTCQB during the 20 trading days immediately preceding the applicable interest date or conversion date. In the event the Company's Common Stock has a closing sales price of at least $1.00 per share on the OTCQB for a period of at least 10 trading days with an average daily volume weighted average of at least 25,000 shares, then the Company's promissory notes shall automatically convert into shares of the Company's Common Stock at 85% of the average VWAP during the 20 trading days immediately preceding the conversion date.

(c)	In November 2014, Carl and Mary Ann Berg 2011 CRT, Carl Berg Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in November 2016 with interest at the rate of 4% per annum. Carl Berg is the brother of Clyde Berg. In December 2014, the Clyde Berg 2011 CRT with Carl Berg as Trustee, loaned us $1,000,000 pursuant to a two-year unsecured loan. This loan is repayable in December 2016 with interest at the rate of 4% per annum. We had an agreement with the Bergs to loan us an additional $500,000 and $850,000 on the same terms, which monies were received by us in January and February of 2015. On December 29, 2014, Clyde Berg's daughter loaned us $50,000 pursuant to a two-year note. The principal and accrued interest on all of the aforementioned notes are currently convertible at a conversion price of $.30 per share. For every $1.00 of principal and accrued interest thereon converted, the noteholder will also receive a five-year warrant to purchase one share of common stock at an exercise price of $.50 per share. The foregoing loans were all part of a letter agreement dated December 15, 2014 with Carl E. Berg pursuant to which unsecured loans could be advanced to the Company of up to $10 million through June 30, 2015. As no additional monies were received by the Company as of June 30, 2015, Mr. Berg’s right to make additional loans had expired.

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

(d)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued as prepaid interest for each $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date.

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 17 convertible notes issued totaling $3,675,000 which included a ratchet provision in the conversion price of $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes all have a maturity date of December 31, 2016. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2015. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of 1,221,597. As of December 31, 2015, the fair market value of the derivatives aggregated $576,557, using the following assumptions: estimated 1.00-1.25-year term, estimated volatility of 135.62-120.66%, and a discount rate of 0.65-0.22%.

NOTE 5: INCOME TAXES

The provision for income taxes for the years ended December 31, 2015 and 2014 is summarized as follows:

	2015	2014
Current:
Federal	$–	–
State	–	–
	–	–
Deferred:
Federal	–	–
State	–	–
	$–	$–

The Company has federal and state net operating loss carry forwards of approximately $27,200,000, which begin to expire 2025 and can be used to reduce future taxable income through 2034. The Company is open for tax years for the years ended 2008 through present.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2015	2014
Net operating loss carry-forwards	$(15,977,000)	$(11,792,000)
Stock based compensation – options/warrants	3,267,000	2,686,000
Stock issued for services	971,000	971,000
Gain on derivative instrument	(489,000)	–
Disallowed entertainment expense	52,000	45,000
Charitable contribution limitation	11,000	10,000
Preferred Stock	39,000	39,000
Bad debt expense & reserves	47,000	31,000
Penalties	1,000	1,000
Loss on extinguishment of debt	129,000	129,000
Beneficial conversion features	119,000	119,000
Mobiquity-Spain – net loss	695,000	440,000
Amortization of debt discount	246,000	–
Deferred Tax Assets	(10,889,000)	(7,321,000)
Less Valuation Allowance	10,889,000	7,321,000
Net Deferred Tax Asset	$–	$–

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2015		2014
Federal Statutory Tax Rate	34.00%		34.00%
State Taxes, net of Federal benefit	6.00%		6.00%
Change in Valuation Allowance	(40.00%	)	(40.00%	)
Total Tax Expense	0.00%		0.00%

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

In December 2015, the Company sold 200,000 shares of its Series AA Preferred Stock at a purchase price of $10 per share and raised $2 million. Each share of Preferred Stock is convertible into 50 shares of Common Stock at an effective conversion price of $.20 per share of Common Stock. The Preferred Stockholder has anti-dilution protection rights through December 31, 2016.

NOTE 7: OPTIONS AND WARRANTS

The Company’s results for the years ended December 31, 2015 and 2014 include employee share-based compensation expense totaling $1,452,248 and $3,117,807, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Employee stock based compensation-option grants	$1,223,332	$2,392,542
Employee stock based compensation-stock grants	–	–
Non-Employee stock based compensation-option grants	30,155	213,265
Non-Employee stock based compensation-stock grants	–	–
Non-Employee stock based compensation-stock warrant	198,761	512,000
	$1,452,248	$3,117,807

NOTE 8: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 4,000,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 10,000,000. (The 2005 and 2009 Plans are collectively referred to as the “Plans” and the Company has a combined 14,000,000 shares available for issuance under the Plans.) In February 2015, the Board approved, subject to stockholder approval within one year, an increase in the number of shares under the 2009 Plan to 20,000,000 shares; however, stockholder approval was not obtained within the requisite one year and the anticipated increase in the 2009 Plan was canceled. See “Note 14” below regarding the Board approving a 2016 Employee Benefit and Consulting Services Compensation Plan covering 10,000,000 shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015	2014
Expected volatility	166.38%	54.84%
Expected dividend yield	0	–
Risk-free interest rate	1.76%	2.36%
Expected term (in years)	6.62	8.93

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2015	16,980,000	$.51	8.36	168,150
Granted	3,370,000	$.43	6.47	500
Exercised	–	–	–	–
Cancelled / Expired	(1,010,000)	–	–	–

Outstanding, December 31, 2015	19,340,000	$.39	7.97	2,500

Options exercisable, December 31, 2015	15,940,000	$.39	7.88	2,500

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015 and 2014 was $.30 and $.31, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices, that were lower than the $.15 closing price of the Company’s common stock on December 31, 2015.

As of December 31, 2015, the fair value of unamortized compensation cost related to unvested stock option awards was $1,089,145

The option information provided above includes options granted outside of the Plans, which total 3,915,000 as of December 31, 2015.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2015 and 2014 are as follows:

	Years Ended
	2015	2014
Expected volatility	158.35%	156.68%
Expected dividend yield	0	–
Risk-free interest rate	.30%	1.69%
Expected term (in years)	.50	5

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2015	23,773,914	$.59	2.46	32,500
Granted	12,741,668	$.44	4.31	–
Exercised	–	–	–	–
Cancelled/Expired	(78,800)	–	–	–
Outstanding, December 31, 2015	36,436,782	$.51	4.58	24,800

Warrants exercisable, December 31, 2015	36,436,782	$.51	4.58	24,800

NOTE 9: COMMITMENTS AND CONTINGENCIES

COMMITMENTS –

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 240 Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have 30 days after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock at a conversion price of $1.00 per share, which was lowered first to $.30 per share and then subsequently lowered to $.20 per share in the first quarter of 2016. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies.

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

Pursuant to a master agreement effective August, 2015, we entered into an agreement with PREIT pursuant to which we have the right to install our Mobi-Beacons and to send information across the air space of the common areas of our PREIT mall network, which will include approximately 27 malls in select states in the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under our agreement between us and PREIT, PREIT is entitled to an agreed upon revenue share over the four-year term of the agreement. In the event the net revenue share as defined in the agreement is not attained for any measurement period, also as defined in the agreement, either party may terminate the agreement upon 90 days prior written notice. PREIT may also terminate the agreement if it determines that Mobiquity’s installed equipment is not adequate and/or provides a negative user experience for the visitors to the PREIT malls. The agreement also provides for PREIT to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls.

Our Agreements with Mall Property Owners/Management and IBM

Simon Properties

We entered into an initial agreement with Simon Property in April 2011. This agreement was amended in September 2013 and July 2014 to, among other things, significantly expand the number of Simon mall properties covered by the agreement. Pursuant to our agreement with Simon, we have the right, on an exclusive basis, to install Bluetooth proximity marketing equipment to send information across the air space of the common areas of our Simon mall network, which includes approximately 240 malls across the United States. Under a master agreement and related agreements between us and Simon covering approximately 240 Simon malls, Simon is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set, per mall fee or a percentage of revenues derived from within the Simon mall network as well as certain commission fees based on revenues generated through Simon’s sales efforts. We believe that the revenue share in which Simon participates will exceed the minimum annual mall fees when revenues exceed approximately $14 million dollars. The agreement provides for Simon to adjust the number of malls subject to the agreement from time to time based upon changes in its beneficial ownership interest in the malls. Our agreement with Simon requires us to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year as well as certain levels of insurance. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have 30 days after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into shares of our common stock. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase $27,000 of common stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. Our agreement with Simon expires on December 31, 2017. Our agreement with Simon is subject to earlier termination by either us or Simon only following a notice and cure period in the event of a material breach of the agreement.

GGP

In January 2016, we entered into a license agreement with GGP, with an effective date of November 20, 2015. Pursuant to our agreement with GGP, we shall install Mobi-Beacons to send information across the air space of the common areas of our GGP mall network, which will include approximately 120 malls across the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive, with defined limitations under the agreement. Under a license agreement between us and GGP currently covering about 120 malls, GGP is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set per mall fee or a percentage of revenues derived from within the GGP mall network as well as certain commission fees based on revenues generated through GGP’s sales efforts. We believe that the revenue share in which GGP participates will exceed the minimum annual mall fees if we generate revenues within the GGP network of approximately $10 million or more in a calendar year. The agreement also provides for GGP to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls. Our agreement with GGP has a term of two years from April 1, 2016, but is subject to earlier termination with cause following a notice and cure period in the event of material breach of the agreement or operational failure.

Macerich

In April 2015, we entered into a license agreement with Macerich, which became effective June 2015. Pursuant to our agreement with Macerich, we have the right to install Mobi-Beacons to send information across the air space of the common areas of our Macerich mall network, which will include approximately 55 malls across the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under a license agreement between us and Macerich currently covering 55 malls, Macerich is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set per mall fee or a percentage of revenues derived from within the Macerich mall network as well as certain commission fees based on revenues generated through Macerich’s sales efforts. We believe that the revenue share in which Macerich participates will exceed the minimum annual mall fees if we generate revenues within the Macerich network of approximately $3 million or more in a calendar year. The agreement also provides for Macerich to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls. Our agreement with Macerich has a term of three years but is subject to earlier termination (i) with cause following a notice and cure period in the event of material breach of the agreement or (ii) without cause by Macerich after one year on 90 days’ prior written notice to us. In the event of termination of the agreement without cause, Macerich will reimburse us for certain out-of-pocket expenses.

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

PREIT

Pursuant to a master agreement effective August, 2015, we entered into an agreement with PREIT pursuant to which we have the right to install our Mobi-Beacons to send information across the air space of the common areas of our PREIT mall network, which will include approximately 27 malls in select states in the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under our agreement between us and PREIT, PREIT is entitled to an agreed upon revenue share over the four year term of the agreement. In the event the net revenue share as defined in the agreement is not attained for any measurement period, also as defined in the agreement, either party may terminate the agreement upon 90 days prior written notice. PREIT may also terminate the agreement if it determines that Mobiquity’s installed equipment is not adequate and/or provides a negative user experience for the visitors to the PREIT malls. The agreement also provides for PREIT to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls.

Rouse

Pursuant to a master agreement entered into in 2015, we entered into an agreement with Rouse pursuant to which we have the right to install our Mobi-Beacons to send information across the air space of the common areas of our Rouse mall network, which will include approximately 30 malls in select states in the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under our agreement between us and Rouse, Rouse is entitled to an agreed upon revenue share over the four-year term of the agreement. In the event the net revenue share as defined in the agreement is not attained for any measurement period, also as defined in the agreement, either party may terminate the agreement upon 90 days prior written notice. Either party may also terminate the agreement due to a material breach which is not cured within 30 days of written notice. Also, Rouse upon at least 60 days written notice to us prior to the end of the second contract year, may terminate the agreement with respect to any participating property for any reason at the end of the second contract year. The agreement also provides for Rouse to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls.

In January 2016, we entered into a license agreement with GGP, with an effective date of November 20, 2015. Pursuant to our agreement with GGP, we shall install Mobi-Beacons to send information across the air space of the common areas of our GGP mall network, which will include approximately 120 malls across the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive, with defined limitations under the agreement. Under a license agreement between us and GGP currently covering about 120 malls, GGP is entitled to receive fees from us equal to a minimum fee plus the greater of a pre-set per mall fee or a percentage of revenues derived from within the GGP mall network as well as certain commission fees based on revenues generated through GGP’s sales efforts. We believe that the revenue share in which GGP participates will exceed the minimum annual mall fees if we generate revenues within the GGP network of approximately $10 million or more in a calendar year. The agreement also provides for GGP to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls. Our agreement with GGP has a term of two years from April 1, 2016, but is subject to earlier termination with cause following a notice and cure period in the event of material breach of the agreement or operational failure.

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

In May of 2015, the company moved to a larger location with the same landlord on a month to month basis for $5,250 each month

Minimum future rentals under non-cancelable lease commitments are as follows:

YEARS ENDING DECEMBER 31,
2016	4,518,056
2017	5,626,360
2018 and thereafter	5,717,314
$15,861,730

Rent and real estate tax expense was approximately $3,318,000 and $1,697,000 for the years December 31, 2015 and 2014, respectively.

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

Thomas Arnost

In December 2014, we entered into a three-year employment agreement with Thomas Arnost serving as Executive Chairman of the board. Mr. Arnost receives a monthly salary of $10,000 plus an annual grant of options for serving on the board of directors. In the event of his termination, by Mr. Arnost or by the company for cause, Mr. Arnost will receive his pay through the termination date. In the event that Mr. Arnost is terminated without cause, he shall be entitled to receive his salary paid through the end of the term of his agreement. Mr. Arnost may terminate the agreement at any time by giving three months’ prior written notice to our board of directors. Mr. Arnost will also be entitled to indemnification against all claims, judgments, damages, liabilities, costs and expenses (including reasonably legal fees) arising out of, based upon or related to his performance of services to us, to the maximum extent permitted by law.

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

TRANSACTIONS WITH MAJOR CUSTOMERS –

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the year ended December 31, 2015 a customer accounted for approximately 38% of net revenues and for the year ended December 31, 2014 a customer accounted for approximately 35% of net revenues. The Company holds on hand certain items that are ordered on a regular basis.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

Fiscal 2014

	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Net sales	$3,108,450	$149,500	$3,257,950
Operating (loss), excluding depreciation	(5,129,335)	(4,544,851)	(9,674,186)
Interest income	164	–	164
Interest (expense)	(251,394)	–	(251,394)
Other income (expense)	(322,000)	–	(322,000)
Depreciation and amortization	(113,058)	(149,129)	(262,187)
Comprehensive Loss	(5,815,623)	(4,693,980)	(10,509,603)
Total assets at December 31, 2014	2,436,604	397,364	2,833,968

Fiscal 2015

	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Net sales	$2,491,875	–	$2,491,875
Operating (loss), excluding depreciation	(835,230)	(8,432,261)	(9,267,491)
Interest income	41	–	41
Interest (expense)	(996,011)	–	(996,011))
Depreciation and amortization	(48,014)	(144,941)	(192,955)
Comprehensive Loss	(1,879,214)	(8,577,202)	(10,456,416)
Total assets at December 31, 2015	3,038,728	292,442	3,331,170

All intersegment sales and expenses have been eliminated from the tables above.

NOTE 11: COMMON STOCK PURCHASE AGREEMENT

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

Pursuant to the Purchase Agreement and the Registration Rights Agreement, the Company was obligated to register 15,000,000 shares of Common Stock under the Securities Act, which includes the Commitment Shares and Initial Purchase Shares that have already been issued to Aspire Capital and an additional 13,000,000 shares of Common Stock which the Company may issue to Aspire Capital after the registration statement is declared effective under the Securities Act. Said Registration Statement was declared effective by the SEC on April 28, 2014 and has since become stale.

In the event the Company were to file a post-effective amendment to its Registration Statement and said Registration Statement was declared effective by the Securities and Exchange Commission, then in such event, on any trading day on which the closing sale price of our Common Stock exceeds $0.16, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 200,000 shares of Common Stock per trading day, provided that the aggregate price of such purchase shall not exceed $250,000 per trading day, up to $15.0 million of Common Stock in the aggregate at a per share price (the “Purchase Price”) calculated by reference to the prevailing market price of the Common Stock (as more specifically described below). In addition, on any date on which we submit a Purchase Notice for 200,000 shares to Aspire Capital and the closing sale price of the Common Stock is equal to or greater than $0.50 per share, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on the OTCQB on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine (the “VWAP Purchase Share Volume Maximum”) and a minimum trading price (the “VWAP Minimum Price Threshold”) (as more specifically described below). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) is calculated by reference to the prevailing market price of Common Stock (as more specifically described below).

The Purchase Agreement provides that the Company and Aspire Capital shall not affect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Common Stock is less than $0.16 per share (the “Floor Price”). This Floor Price and the respective prices and share numbers in the preceding paragraphs shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of any sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as the Company directs in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any penalty or cost to the Company. It is the Company’s plan to allow the Purchase Agreement to expire on March 31, 2016 and to not file f post-effective amendment to its Registration Statement.

NOTE 12: STOCKHOLDER AUTHORIZATION OF REVERSE STOCK SPLIT

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

NOTE 13: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows:

In the first quarter of 2016, the Company sold 40,000 shares of Series AA Preferred Stock at a purchase price of $10 per share. Each share of Preferred Stock is convertible into 50 shares of Common Stock at an effective conversion price of $.20 per share of Common Stock. Holders of Series AA Preferred Stock have anti-dilution protection against sales of Common Stock below $.20 per share through December 31, 2016.

In the first quarter of 2016, Simon sold 45 of its mall properties covered by our agreement with them to a third party mall manager.

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

Item 9A. Controls and Procedures.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

We did not maintain appropriate financial reporting controls – As of December 31, 2015, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at December 31, 2015, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as debt conversions. Subsequent to December 31, 2015, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2015. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2015.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to our directors required by Item 401 of Regulation S-K is incorporated by reference from “Proposal No. 1 Election of Directors” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Information with respect to compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated by reference from “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Information with respect to our code of ethics required by Item 406 of Regulation S-K is incorporated by reference from “Committee Charters and Other Corporate Governance Materials” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Information with respect to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference from “Corporate Governance Matters” in our definitive Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation

Information with respect to executive compensation required by Item 402 of Regulation S-K is incorporated by reference from “Executive Compensation” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of beneficial owners and related stockholder matters required by Item 201(d) and Item 403 of Regulation S-K is incorporated by reference from “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated by reference from “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated by reference from “Ratification and Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8. FINANCIAL STATEMENTS and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2015 and 2014:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statement of Stockholders' Equity

Notes to Financial Statements

(b)  EXHIBITS

Exhibit
Number	Exhibit Title
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015*
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
10.18	Employment Agreement – Sean Trepeta (19)
10.19	Employment Agreement – Paul Bauersfeld (19)
10.20	Employment Agreement – Thomas Arnost (20)

10.21	December 2013 Agreement with Thomas Arnost modifying secured debt purchased by Arnost from TCA (19)
10.22	Letter Agreement dated December 9, 2014 with Thomas Arnost to extend expiration date of secured note to December 31, 2015 (19)
10.23	Letter Agreement dated July 8, 2013 with Thomas Arnost to provide letter of credit for $1,350,000(19)
10.24	Letter Agreement dated July 8, 2013 with SNW Properties to provide letter of credit for $1,350,000(19)
10.25	Letter Agreement dated December 15, 2014 with Carl E. Berg (19)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (15)
23.1	Consent of Sadler Gibb (*)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant (19)
101.INS	XBRL Instance Document (*)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

_____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.

(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Incorporated by reference to Form 8-K filed September 11, 2013.
(18)	Incorporated by reference to Form 8-K filed April 1, 2014.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 19, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 2, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.

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

March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Co-Principal Executive Officer and Director	March 30, 2016
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	March 30, 2016
Sean McDonnell

/s/ Michael D. Trepeta	Co-Principal Executive Officer, President, Director	March 30, 2016
Michael D. Trepeta

/s/ Sean Trepeta	Director	March 30, 2016
Sean Trepeta

/s/ Thomas Arnost	Chairman of the Board	March 30, 2016
Thomas Arnost

Dean L. Julia, Michael D. Trepeta, Sean Trepeta and Thomas Arnost represent all the current members of the Board of Directors.

