Form 10-K/A
period 2015-12-31
Mobiquity Technologies, Inc.
filed 2016-05-02
CIK 1084267

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Form 10-K/A filing is being made to file the information required by Part III of the Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages and positions as of the date of this Form 10-K/A are:

NAME (1) (2)	AGE	POSITION
Executive Officers:
Thomas Arnost	68	Executive Chairman of the Board
Dean L. Julia	47	Co-Chief Executive Officer/Treasurer/Director/Co-Founder
Michael D. Trepeta	43	Co-Chief Executive Officer/President/Director/ Co-Founder
Paul Bauersfeld	52	Chief Technology Officer
Sean J. McDonnell, CPA	54	Chief Financial Officer
Sean Trepeta	47	President of Mobiquity Networks and director

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

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of New York and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officers and other key members of management, by reviewing materials provided to them by management.

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

LACK OF INDEPENDENT DIRECTORS

Currently, the Company has four directors, each of which are members of management. Accordingly, the Company has no independent directors at the current time.

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

A copy of the Code of Ethics was filed as Exhibit 14 to our Form 10-K for the fiscal year ended December 31, 2014.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2014, to the best of the knowledge of the Company’s directors and officers, no form 3’s or form 4’s or form 5’s were filed late with the Commission by officers or directors, except that Tom Arnost made Form 4 late filings.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2015 and 2014 by (1) each person who served as the principal executive officer of the company during fiscal year 2015 and 2014; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2015 and 2014 with compensation during fiscal years 2015 and 2014 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the company as of December 31, 2014. It should be noted that the option awards shown below for Dean L. Julia and Michael D. Trepeta include options valued at $688,500 each. Included in this number was an exchange of 1,500,000 options exercisable at $.01 per share in our subsidiary, Mobiquity Networks, which were exchanged for an identical number of options in our Company at an exercise price of $.30 per share. This exchange was undertaken in January 2014 in order to keep Mobiquity Networks as a wholly-owned subsidiary.

						Salary Compensation
Name and Principal		Salary	Bonus	Stock	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)	($)	($)(2)(3)	($)
Dean L. Julia	2014	$362,408	$28,000	–	$846,150	–	–	$42,428	$1,278,986
Co-CEO of the company	2015	$360,914	$–	–	$149,950	–	–	$57,866	$568,730

Michael D. Trepeta	2014	$362,408	$28,000	–	$846,150	–	–	$49,285	$1,285,843
Co-CEO of the company	2015	$360,592	$–	–	$149,950	–	–	$53,793	$564,335

Sean Trepeta	2014	$230,000	$–	–	$584,900	–		$24,908	$839,808
President of Mobiquity Networks	2015	$240,000	$–	–	$27,900	–	–	$24,804	$292,704

Paul Bauersfeld	2014	$235,000	$–	–	$1,290,900	–	–	$24,903	$1,550,803

Chief Technology Officer	2015	$301,737	$–	–	$–	–	–	$27,028	$328,765

_____________

(1)	The options and restricted stock awards presented in this table for fiscal 2015 and 2014 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such Shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.
(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.
(3)	Includes compensation for service as a director described under Director Compensation, below.

For a description of the material terms of each named executive officers’ employment agreement, including the terms of the terms of any common share purchase option grants, see that section of this Form 10-K/A captioned “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in the past three years were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout, except as follows:

•	On March 1, 2013, we extended for an additional five years options to purchase 50,000 shares of our common stock which were originally granted to each of Dean Julia and Michael Trepeta in March 2008 and we lowered the exercise price from $.80 per share to $.35 per share; and

•	On December 19, 2014, we agreed to issue to Dean Julia and Michael Trepeta effective January 3, 2015, options to purchase 250,000 shares of our common stock at an exercise price of $.35 per share over a term of 10 years. These options were issued to replace a similar number of options exercisable at $1.00 per share due to expire on January 3, 2015.

•	In December 2015, the Board replaced Dean Julia’s and Michael Trepeta’s expiring options to purchase 200,000 shares at $1.20 per share with new six month options on the same terms.

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see “Employment Agreements”.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers and Thomas Arnost that were outstanding as of December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean	250,000	–	–	$.35	12/19/24	–	–	–	–
L.	200,000	–	–	$1.20	06/28/16	–	–	–	–
Julia	150,000	–	–	$1.20	08/22/17	–	–	–	–
(1)	50,000	–	–	$.38	03/01/18	–	–	–	–
	50,000	–	–	$.65	03/02/19	–	–	–	–
	50,000	–	–	$.54	03/25/20	–	–	–	–
	200,000	–	–	$.50	04/07/20	–	–	–	–
	100,000	–	–	$.26	02/28/21	–	–	–	–
	100,000	–	–	$.63	02/28/22	–	–	–	–
	50,000	–	–	$.25	02/13/23	–	–	–	--
	100,000	–	–	$.45	04/01/23	–	–	–	--
	1,500,000	–	–	$.30	01/17/24	–	–	–	--
	100,000	–	–	$.59	03/03/24	–	–	–	--
	250,000	–	–	$.50	07/16/24	–	–	–	--
	100,000	–	–	$.30	04/22/25	–	–	–	--
	100,000	–	–	$.59	03/03/24	–	–	–	–
	100,000	–	–	$.32	03/01/25	–	–	–	–

Michael	250,000	–	–	$.35	12/19/24	–	–	–	–
D.	200,000	–	–	$1.20	06/28/16	–	–	–	–
Trepeta	150,000	–	–	$1.20	08/22/17	–	–	–	–
	50,000	–	–	$.38	03/01/18	–	–	–	–
	50,000	–	–	$.65	03/02/19	–	–	–	–
	50,000	–	–	$.54	03/25/20	–	–	–	–
	200,000	–	–	$.50	04.07/20	–	–	–	–
	100,000	–	–	$.26	02/28/21	–	–	–	–
	100,000	–	–	$.63	02/28/22	–	–	–	–
	50,000	–	–	$.25	02/13/23	–	–	–	–
	100,000	–	–	$.45	04/01/23	–	–	–	–
	1,500,000	–	–	$.30	01/17/24	–	–	–	–
	100,000	–	–	$.59	03/03/24	–	–	–	–
	250,000	–	–	$.50	07/16/24	–	–	–	–
	100,000	–	–	$.30	04/22/25	–	–	–	–
	100,000	–	–	$.59	03/03/24	–	–	–	–
	100,000	–	–	$.32	03/01/25	–	–	–	–

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Sean	50,000	–	–	$.75	05/07/22	–	–	–	–
Trepeta	50,000	–	–	$.25	02/13/23	–	–	–	–
(1) (2)	100,000	–	–	$.59	03/03/24	–	–	–	–
	125,000	1,375,000	--	$.50	12/19/24	–	–	–	–
	100,000	–	–	$.30	04/22/25	–	–	–	–

Thomas	250,000	–	–	$.50	07/16/24	–	–	–	–
Arnost	125,000	–	–	$.45	07/08/19	–	–	–	–
(3)	100,000	–	–	$.59	03/01/24	–	–	–	–
	250,000	–	–	$.40	12/13/23	–	–	–	–
	50,000	–	–	$.75	05/07/22	–	–	–	–
	50,000	–	–	$.25	02/13/23	–	–	–	–
	200,000	–	–	$.60	12/20/16	–	–	–	–
	125,000	–	–	$.43	10/07/19
	125,000	–	–	$.35	01/07/20	–	–	–	–
	125,000	–	–	$.30	04/06/20	–	–	–	–
	125,000	–	–	$.25	07/06/20	–	–	–	–
	125,000	–	–	$.30	10/06/20	–	–	–	–
	100,000	–	–	$.30	04/20/25

Paul	500,000	–	–	$.45	06/11/18	–	–	–	–
Bauresfeld	100,000	–	–	$.59	03/03/24	–	–	–	–
(1)	1,000,000	1,000,000	–	$.50	07/15/19	–	–	–	–
	500,000	500,000	–	$.50	12/19/24	–	–	–	–

Sean	50,000	–	–	$.35	12/19/24	–	–	–	–
McDonnell	250,000	–	–	.50	01/17/24	–	–	–	–
(4)

________________

(1)	All options contain cashless exercise provisions.
(2)	Sean Trepeta owns warrants to purchase 150,001 shares at $.50 per share which are not granted under a compensation plan, which warrants he purchased from the company as part of a private placement offering which was primarily sold to non-affiliated persons.
(3)	Thomas Arnost owns convertible notes, warrants and letter of credit which are not reflected in the table.
(4)	Sean McDonnell owns warrants to purchase 83,334 shares at $.50 per share which are not granted under a compensation plan, which warrants he purchased from the company as part of a private placement offering which was primarily sold to non-affiliated persons.

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

Employment Agreements of Co-Chief Executive Officers

Each of the following executive officers is a party to an employment agreement with the company.

Name	Position	Monthly Salary (1)	Bonus

Dean L. Julia	Co-Chief Executive Officer	$ 30,000	(2)
Michael Trepeta	Co-Chief Executive Officer	$ 30,000	(2)

________________

(1)	Compensation of each executive officer named in the table above has his monthly base salary increased by $2,000 each subsequent March 1st during the term of the agreement and any extensions thereof. Each officer has deferred their March 1, 2015 and 2016 salary increase of $2,000 per month, which deferral can change on demand of the respective executive.
(2)	Annual bonuses are paid by us by the last business day of March for the preceding calendar (fiscal) year, except in the event of termination prior to the end of any fiscal year (other than termination for cause), a pro rata portion of the annual bonus shall be paid within 30 days of termination. In 2013, we approved amending the employment agreements of Messrs. Julia and Trepeta to provide that each officer may choose an annual bonus equal to 5% of pre-tax earnings for the most recently completed year before deduction of annual bonuses paid to officers or, in the event majority control of the company is acquired by a person or a group of persons during the prior fiscal year, the officer may choose to receive the aforementioned bonus or 1% of the control consideration paid by acquirer(s) to acquire majority control of the company.

A summary of each Executive’s employment agreement, as amended, is as follows:

Each executive’s employment agreement has a term of five years and automatically renews for a period of one year thereafter effective on March 1st of each new calendar year unless the employment agreement is terminated in accordance with its terms on or prior to December 30th of the prior calendar year. As of January 1, 2016, each executive’s employment agreement currently expires on February 28, 2021. Each executive may terminate his employment agreement upon written three-month notice.  In such event, we shall be relieved of all of our obligations under the agreement, except for payment of the executive’s base salary and annual bonus earned and unpaid through the effective date of termination, those obligations with respect to indemnification and director and officer insurance and severance pay as described below.

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

Employment Agreement – Paul Bauersfeld

In December 2014, we entered into an employment agreement with Paul Bauersfeld, our Chief Technology Officer, who is an employee at will. Mr. Bauersfeld, as a full-time employee, is to be paid a salary at the rate of $25,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,000,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he was entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network’s revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. In fiscal 2015, Mr. Bauersfeld did not earn a bonus. The foregoing compensatory arrangements with Mr. Bauersfeld is in addition to the non-statutory stock options to purchase 2,600,000 shares of our common stock previously granted to Mr. Bauersfeld. All options granted to Mr. Bauersfeld will become immediately vested in the event of a change of control of our company or sale of substantially all of our assets. In the event we terminate Mr. Bauersfeld without cause. Mr. Bauersfeld is entitled to receive six months’ severance pay.

Employment Agreement – Sean Trepeta

In December 2014, Mobiquity Networks entered into an employment agreement with Sean Trepeta, to serve as President of Mobiquity Networks as an employee at will. Mr. Trepeta, as a full-time employee, is to be paid a salary at the rate of $20,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,500,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he was entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network’s revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. For fiscal 2015, Mr. Trepeta did not earn any bonus. All options granted to Mr. Trepeta will become immediately vested in the event of a change in control of our Company or sale of substantially all of our assets. In the event we terminate Mr. Trepeta without cause, after six months of continued employment under the employment agreement, Mr. Trepeta is entitled to receive three months’ severance pay.

Employment Arrangements

Sean McDonnell, our Chief Financial Officer, is an employee at will and is currently receiving a salary of $132,000 per annum.

DIRECTOR COMPENSATION

Currently, all four directors of the Company are executive officers of the Company. Their compensation is described herein. In the event that the Company obtains non-executive/independent directors, it is anticipated that their compensation will include cash fees to attend board meetings and/or committee meetings and stock options in consideration of their services as a director.

Employee Benefit and Consulting Services Compensation Plans

On January 3, 2005, our company established an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) covering 2,000,000 shares, which 2005 Plan was ratified by our stockholders in February 2005. On August 12, 2005, the company’s stockholders approved a 2,000,000 share increase in the 2005 Plan to 4,000,000 shares. On August 28, 2009, the Board adopted the “2009 Plan” identical to the 2005 Plan with 4,000,000 shares under the 2009 Plan. In September 2013, the Company’s stockholders ratified a board amendment to increase the number of shares covered by the 2009 Plan to 10,000,000 shares. All references to “the Plans” include the 2005 Plan and 2009 Plan. As the 2005 and 2009 Plans are identical other than the number of shares covered by each Plan, it is the Company’s intention to first utilized the number of shares issuable (available) under the 2005 Plan prior to issuing shares under the 2009 Plan. In February 2015, the Board approved an increase in the number of shares covered by the 2009 Plan from 10,000,000 shares to 20,000,000 shares, subject to stockholder approval within one year. However, since approval was not obtained within the requisite time period, the Board established a 2016 Plan covering 10,000,000 shares which is otherwise identical to the 2005 and 2009 Plans. All options granted under the 2009 Plan, which exceed the Plan limits, have been moved to the 2016 Plan. The 2005, 2009 and 2016 Plans are collectively herein referred to as the “Plan.”

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

Awards

As of December 31, 2015, the Company has granted under the Plans a total of 15,425,000 options and outside the Plans a total of 3,915,000 options or a total of options to purchase 19,340,000 shares of the Company’s Common Stock with a weighted average exercise price of $.39 per share. The board has granted options with varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2015 on the known benefits provided to certain persons and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options	Range of Exercise Price ($) per Share	Value of Unexercised Options at Dec. 31, 2015 (1)
Dean L. Julia, Co-CEO	3,450,000	.25 – 1.20	$–
Michael D. Trepeta, Co-CEO	3,450,000	.25 – 1.20	$–
Sean McDonnell, Chief Financial Officer	300,000	.35 - .50	$–
Sean Trepeta, President, Mobiquity Networks	1,800,000	.25 - .75	$–
Thomas Arnost, Executive Chairman	1,750,000	.25 - .75	$–
Paul Bauersfeld	3,600,000	.45 -.59	$–
Six Executive Officers as a group	14,350,000	.25 – 1.20	$–
Non-Executive Officer, Employees and Consultants	4,990,000	.10 – 1.20

________________

(1)	Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $.15 based upon a last sale on (or the last trade date before) December 31, 2015) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

In the past, the Company has granted certain employees and consultants, stock awards for services for the prior year with vesting to occur after the passage of an additional 12 months. These awards totaled 45,000 Shares for 2008, subject to continued services with the Company through December 31, 2009. These awards totaled 51,000 Shares for 2009 subject to continued services with the Company through December 31, 2010. These awards totaled 105,000 Shares for 2010 subject to continued services with the Company through December 31, 2011. These awards totaled 45,000 shares for 2011, subject to continued services with the Company through December 31, 2012. A total of 203,500 shares were issued under the 2005 Plan pursuant to the stock award program described above (net of cancellations). No stock awards were granted in fiscal 2012, fiscal 2013, 2014 and 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 26, 2016, we have 79,125,928 shares of common stock outstanding. The only persons of record who presently hold or are known to own (or believed by the company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of our common stock of all officers and directors individually, and all officers and directors as a group. Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percentage (%)
Thomas Arnost (2)	12,735,001	14.1
Michael D. Trepeta (3)	4,466,402	5.4
Dean L. Julia (3)	4,436,901	5.4
Sean Trepeta (4)	2,950,001	3.7
Sean McDonnell (5)	550,000	*
Paul Bauersfeld (6)	3,700,000	4.5
All directors and officers as a group (six persons) (7)	28,838,305	27.9
Clyde Berg/Carl Berg (8)	34,483,333	32.2

________________

*Represents less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner. All addresses are c/o Mobiquity Technologies, Inc. 600 Old Country Road, Suite 541, Garden City, NY 11530.
(2)	Includes 1,500,000 shares, warrants to purchase 1,000,001 shares, options to purchase 1,875,000 shares, a note in the principal amount of $322,000 convertible into 1,610,000 shares and 6,750,000 shares issuable in the event Mr. Arnost agrees to convert $1,350,000 issued pursuant to a letter of credit into our common stock.
(3)

Mr. Trepeta’s beneficial ownership includes 1,016,402 shares and options to purchase 3,450,000 shares. Mr. Julia’s beneficial ownership includes 986,901 shares and options to purchase 3,450,000 shares.

(4)	Includes 1,000,000 shares and options/warrants to purchase 1,950,001 shares.
(5)	Includes 166,667 shares and options/warrants to purchase 383,333 shares.
(6)	Includes 100,000 shares and options to purchase 3,600,000 shares.
(7)	Includes all the securities referenced in notes (2) through (6).
(8)	Clyde Berg directly owns 4,966,667 shares and Berg & Berg Enterprises directly owns 1,000,000 shares. The Clyde J. Berg Trust owns 666,666 shares of common stock. The foregoing persons also own warrants to purchase 2,416,668 shares. The Clyde J. Berg Trust owns notes in the amount of $1,500,000. The Carl and Mary Ann Berg Trust owns notes in the amount of $1,000,000. Berg & Berg Enterprises owns notes in the amount of $850,000. Each of the aforementioned notes are convertible at $.30 per share and one warrant will be issued for each dollar of principal and accrued interest converted. Therefore, the aforementioned notes are convertible into 11,166,667 shares and 3,350,000 warrants, excluding interest. Berg & Berg Enterprises also owns an additional $1,000,000 of notes that are convertible into 3,333,333 shares. Berg & Berg Enterprises also owns preferred stock convertible into 10,000,000 shares of common stock. The amount shown in the table reflects the combined ownership of all these accounts.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2015 and relates to our 2005 Plan and 2009 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(2)
2005 and 2009 Equity Compensation Plans	15,425,000.58		8,371,500 (2)

_____________________

(1)	Options are exercisable at a price range of $.10 to $1.20 per share.
(2)	We have three stock plans with 24,000,000 shares authorized as of March 31, 2016. We have previously issued 203,500 shares under the Plan.

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

Compensation arrangements for our directors and named executive officers are described elsewhere in this Form 10-K/A.

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

Clyde Berg, a greater than 5% stockholder our company, made the following purchases of securities from 2011 through 2014:

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

December 2014 and 2015 Transactions with the Bergs

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

Between August and October 2015, the Company raised $3,675,000 through the issuance of its unsecured debt. The Company issued 3,675,000 shares of Common Stock and warrants to purchase a like number of shares as prepaid interest, exercisable at $.40 per share through August 31, 2017. Of the $3,675,000, Berg & Berg Enterprises invested $1,000,000. In December 2015, Berg & Berg Enterprises also purchased 200,000 shares of the Company’s preferred stock convertible into 10,000,000 shares of common stock with anti-dilution protection for 2016.

Transactions with Thomas Arnost, Executive Chairman

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

Our agreement with Simon Properties requires us to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015 and the commencement of 2016, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment date (about 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into our common stock. In the event Mr. Arnost were to elect to convert his letter of credit into shares of our common stock, he would receive 6,750,000 shares of our common stock. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of our common stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies.

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

Policies for Approval of Related Party Transactions

Our board of directors reviews and approves transactions with directors, officers and holders of 5% or more of our voting securities and their affiliates, or each, a related party. Prior to the filing of this Form 10-K/A, the material facts as to the related party’s relationship or interest in the transaction are disclosed to our board of directors prior to their consideration of such transaction. In connection with the proposed offering, we intend to adopt a written related party transactions policy that such transactions must be approved by our audit committee or another independent body of our board of directors.

Director Independence

Reference is made to “Item 10” for details pertaining to the lack of independent directors on the Company’s board of directors as of the filing date of this Form 10-K/A. As the Company has no independent directors as of the filing date of this Form 10-K/A, it also has no “Financial Expert” serving as an independent board member or to form an audit committee.

Item 14. Principal Accountant Fees and Services.

In March, 2015, Sadler, Gibb & Associates, LLC became the Company’s public auditors. Their fees are described in the table below.

	Year Ended December 31,
	2015	2014
Audit fees	$52,273	$50,670
Audit- related fees	34,500	–
Tax fees	–	–
All other fees		–
	–
Total fees	$86,773	$50,670

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS

The following documents are filed under ITEM 8. FINANCIAL STATEMENTS and are included as part of this Form 10-K/A as the financial statements of the Company for the years ended December 31, 2015 and 2014:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statement of Stockholders' Equity

Notes to Financial Statements

(b) EXHIBITS

Exhibit
Number	Exhibit Title
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015(22)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
10.18	Employment Agreement – Sean Trepeta (19)
10.19	Employment Agreement – Paul Bauersfeld (19)
10.20	Employment Agreement – Thomas Arnost (20)
10.21	December 2013 Agreement with Thomas Arnost modifying secured debt purchased by Arnost from TCA (19)
10.22	Letter Agreement dated December 9, 2014 with Thomas Arnost to extend expiration date of secured note to December 31, 2015 (19)
10.23	Letter Agreement dated July 8, 2013 with Thomas Arnost to provide letter of credit for $1,350,000(19)
10.24	Letter Agreement dated July 8, 2013 with SNW Properties to provide letter of credit for $1,350,000(19)
10.25	Letter Agreement dated December 15, 2014 with Carl E. Berg (19)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (15)
23.1	Consent of Sadler Gibb (*)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant (19)
101.INS	XBRL Instance Document (22)
101.SCH	Document, XBRL Taxonomy Extension (22)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (22)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (22)
101.LAB	Linkbase, XBRL Taxonomy Extension (22)
101.PRE	Presentation Linkbase (22)

_____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Incorporated by reference to Form 8-K filed September 11, 2013.
(18)	Incorporated by reference to Form 8-K filed April 1, 2014.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 19, 2014.
(20)	Incorporated by reference to Form 8-K dated December 2, 2014.
(21)	Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Previously filed with the Form 10-K for the fiscal year ended December 31, 2015.

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

April 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Co-Principal Executive Officer and Director	April 26, 2016
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	April 26, 2016
Sean McDonnell

/s/ Michael D. Trepeta	Co-Principal Executive Officer, President, Director	April 26, 2016
Michael D. Trepeta

/s/ Sean Trepeta	Director	April 26, 2016
Sean Trepeta

/s/ Thomas Arnost	Chairman of the Board	April 26, 2016
Thomas Arnost

Dean L. Julia, Michael D. Trepeta, Sean Trepeta and Thomas Arnost represent all the current members of the Board of Directors.

