Form 10-Q
period 2016-03-31
Mobiquity Technologies, Inc.
filed 2016-05-16
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Yes ☐    No ☒

As of May 12, 2016, the registrant had a total of 79,932,090 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$178,466	$2,044,662
Accounts receivable, net	285,405	323,313
Inventory, net	126,749	117,893
Prepaid expenses and other current assets	610,961	634,372
Total Current Assets	1,201,581	3,120,240

Property and equipment, net	77,157	103,355

Intangible assets, net	58,567	65,717

Other assets	43,358	41,858
Total Assets	$1,380,663	$3,331,170

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$560,362	$538,631
Accrued expenses	475,417	474,000
Derivative liability	357,219	576,557
Convertible promissory notes, net	6,146,538	4,276,194
Total Current Liabilities	7,539,536	5,865,382

Long-term portion of convertible promissory notes, net	226,708	1,571,773
Total Liabilities	7,766,244	7,437,155

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 240,000 and 200,000 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively	25	20
Common stock, $.0001 par value; 500,000,000 and 200,000,000 shares authorized; 79,687,090 and 78,781,757 shares issued and outstanding at March 31, 2016, and December 31, 2015, respectively	7,979	7,887
Additional paid-in capital	37,073,329	36,356,626
Accumulated other comprehensive income (loss)	(18,971)	1,072
Accumulated deficit	(43,447,943)	(40,471,590)
Total Stockholders' Deficit	(6,385,581)	(4,105,985)
Total Liabilities and Stockholders' Deficit	$1,380,663	$3,331,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

Three Months Ended March 31,

	2016	2015
	Unaudited	Unaudited
Revenues
Product revenue	$458,050	$515,383
Service revenue	59,182	–
	517,232	515,383

Cost of Revenues
Cost of product revenue	453,396	437,424
Cost of service revenue	108,193	–
	561,589	437,424
Gross Profit	(44,357)	77,959

Operating Expenses:
Selling, general and administrative	2,521,308	2,578,105
Total Operating Expenses	2,521,308	2,578,105

Loss from Operations	(2,565,665)	(2,500,146)

Other Income (Expense):
Interest expense	(630,027)	(78,866)
Interest income	1	24
Change in derivatives	219,338	–
Total Other Income (Expense)	(410,688)	(78,842)

Net Loss	(2,976,353)	$(2,578,988)

Other Comprehensive Loss	(20,042)	–

Net Comprehensive Loss	$(2,996,395)	$(2,578,988)

Net Loss Per Common Share:
Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic and Diluted	80,061,939	64,933,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31,

	2016	2015
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	$(2,976,353)	$(2,578,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	30,628	61,499
Amortization - Intangible Assets	7,150	–
Amortization - Debt discount	525,279	–
Gain on change in derivatives	(219,338)	–
Stock-based compensation	183,785	453,941
Common stock issued for services	97,800	21,600
Debt discount on deferred financing	–	4,881
Changes in operating assets and liabilities:
Accounts receivable	37,908	201,955
Inventory	(8,856)	41,576
Prepaid expenses and other assets	21,911	(32,056)
Accounts payable	21,730	(156,219)
Accrued expenses and other current liabilities	36,632	(4,329)
Total adjustments	734,629	592,848
Net Cash Used in Operating Activities	(2,241,724)	(1,986,140)

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,430)	(3,508)
Net Cash Used in Investing Activities	(4,430)	(3,508)

Cash Flows from Financing Activities:
Proceeds from the issuance of notes	–	1,350,000
Proceeds from issuance of common stock	–	500,000
Proceeds for the issuance of preferred stock	400,000	–
Net Cash Provided by Financing Activities	400,000	1,850,000

Net Increase (Decrease) in Cash and Cash Equivalents	(1,846,154)	(139,648)
Cash and Cash Equivalents, beginning of period	2,044,662	1,654,171
Change in foreign currency	(20,042)	652
Cash and Cash Equivalents, end of period	$178,466	$1,515,175

Supplemental Disclosure Information:
Cash paid for interest	$38,075	$39,075
Cash paid for taxes	$–	$–

Non-cash Financing and Investing Activities:
Common stock issued for interest	$35,215	$27,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS —

On September 10, 2013, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. (the "Company" or "Mobiquity"). We operate through two wholly-owned U.S. subsidiaries, namely, Mobiquity Networks, Inc. and Ace Marketing& Promotions, Inc. Mobiquity Networks owns 100% of Mobiquity Wireless S.L.U, a company incorporated in Spain. This corporation has an office in Spain to support our U.S. operations.

We operate a national location-based mobile advertising network that has developed a consumer-focused proximity network which we believe is unlike any other in the United States. Our integrated suite of proprietary location based mobile advertising technologies allows clients to execute more personalized and contextually relevant experiences, driving brand awareness and incremental revenue.

Leveraging our agreements with Simon Property Group, Inc. (which we refer to herein as” Simon” or “Simon Property”), and Macerich Partnership, L.P. (which we refer to as “Macerich”), the number one and number three mall operators, respectively, in the U.S. in terms of number of Class A properties, we have installed our location-based mobile advertising solutions in the common areas of approximately 295 retail destinations across the U.S. to create “smart malls” using Bluetooth-enabled iBeacon compatible technology. As part of our plan to expand our mall footprint into the common areas of other malls, we recently have also added 27 malls operated by PREIT Services, LLC, which we will refer to as “PREIT.” We have also added 30 malls operating by Rouse Properties TRS, Inc. which we will refer to as “Rouse.”In December 2015, we entered into an agreement with GGPLP REIT Services, LLC (which we refer to as “GGP”), the second largest mall operator in the United States, to install our Mobi-Beacons in approximately 120 malls by April 2016. We plan to further expand our mall footprint into the common areas of other malls and outside of malls with additional synergistic venues that will allow for cross marketing opportunities, including venues such as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses for the three months ended March 31, 2016. As of March 31, 2016 the Company has an accumulated deficit of $43,447,973. The Company has had negative cash flows from operating activities of $2,241,724 for the three months ended March 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Condensed Consolidated Balance Sheets as of March 31, 2016, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2016, results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

The information contained in this report on Form 10-Q should he read in conjunction with our Form 10-K for our fiscal year ended December 31, 2015.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS- The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$357,219	$–	$357,219

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

Derivative Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 22 convertible notes issued totaling $3,675,000 which included a ratchet provision in the conversion price of $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes all have a maturity date of December 31, 2016. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2016. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $219,338 and derivative expense of $0 during the three and months ended March 31, 2016. As of March 31, 2016, the fair market value of the derivatives aggregated $357,219, using the following assumptions: estimated 0.75-year term, estimated volatility of 167.29%, and a discount rate of 0.49%.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2016 and December 31, 2015. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of March 31, 2016 and December 31, 2015, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

RECLASSIFICATIONS - Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of March 31, 2016 and December 31, 2015, the balances were $178,466 and $2,044,662, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of March 31, 2016 and December 31, 2015, the Company exceeded FDIC limits by $0 and $1,644,032, respectively.

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

MOBIQUITY NETWORKS - Mobiquity has three avenues of income with our beacon platform, Bluetooth Push and Wi-Fi. Revenue is realized with the signing of the advertising contract. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. Revenue is recognized the same way for the three mobile solutions. The first option to earn revenue with the beacon platform is for customers to contract for advertising campaigns, on our platform, either directly through their own app or through various third party apps. The second option to earn revenue is through a revenue share with advertising exchanges and networks that deliver advertising campaigns to their customers based on our real-time location signal data. The third option would be through selling our historical data to data management platform companies.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2016 and December 31, 2015, allowance for doubtful accounts were $104,611 and $104,611, respectively.

INVENTORY - Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer's frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of March 31, 2016 and December 31, 2015, the Company has reserved against $31,676 and $31,676, respectively.

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

ADVERTISING COSTS- Advertising costs are expensed as incurred. For the three months ended March 31, 2016 and March 31, 2015, there were advertising costs of $0 and $200, respectively.

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

NOTE 2: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 33,984,063 because they are anti-dilutive as a result of a net loss for the three months ended March 31, 2016.

NOTE 3: CONVERTIBLE PROMISSORY NOTE

Summary of Convertible Promissory Notes:

	March 2016	March 2015
Arnost Not	$322,000	$322,000
Cavu Notes net of $23,292 for 2016 and $43,140 for 2015	226,708	206,860
Berg Notes (a)	3,722,000	3,722,000
Investor Note, net of discounts	2,102,538	–
Total Debt	6,373,246	4,250,860
Current portion of debt	6,146,538	3,928,860
Long-term portion of debt	$226,708	$322,000

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date.

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 22 convertible notes issued totaling $3,675,000 which included a ratchet provision in the conversion price of $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes all have a maturity date of December 31, 2016. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2016. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of 219,338. As of March 31, 2016, the fair market value of the derivatives aggregated $357,219, using the following assumptions: estimated 0.75-year term, estimated volatility of 167.29%, and a discount rate of 0.49%.

NOTE 4: STOCKHOLDERS' EQUITY (DEFICIT)

In December 2015, the Company sold 200,000 shares of its Series AA Preferred Stock at a purchase price of $10 per share and raised $2 million. Each share of Preferred Stock is convertible into 50 shares of Common Stock at an effective conversion price of $.20 per share of Common Stock. The Preferred Stockholder has anti-dilution protection rights through December 31, 2016. In the first quarter of 2016, the Company sold an additional 40,000 shares of its Series AA Preferred Stock and raised $400,000.

During the quarter ended March 31, 2016, the Company issued 695,000 shares of common stock in exchange for services rendered.

Stock issued for interest during the quarter ended March 31, 2016 was 210,333 shares.

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended March 31, 2016 and 2015 include employee share-based compensation expense totaling $183,785 and $453,941, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Employee stock-based compensation - option grants	$151,785	$368,691
Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - option grants	32,000	85,250
Non-Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation-stock warrant	–	–

Total	$183,785	$453,941

NOTE 6: STOCK OPTION PLAN

In the first quarter of 2016, the Board approved and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 10,000,000 shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan.

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

The weighted average assumptions made in calculating the fair values of options granted under the Plans during the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Expected volatility	133.46%	162.32%
Expected dividend yield	–	–
Risk-free interest rate	1.61%	1.47%
Expected term (in years)	5	10

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2016	19,340,000	.39	7.97	$2,500
Granted	250,000	.18	4.78	–
Exercised	–
Cancelled	–
Outstanding, March 31, 2016	19,590,000	.46	5.54	–
Options exercisable, March 31, 2016	16,752,500	.46	5.67	$–

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2016 and 2015 was $.18 and $.53, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.10 closing price of the Company's common stock on March 31, 2016.

As of March 31, 2016, the fair value of unamortized compensation cost related to unvested stock option awards was $802,948.

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Expected volatility	-%	182.46%
Expected dividend yield	–	–
Risk-free interest rate	-%	2.12%
Expected term (in years)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2016	36,436,782	$.51	4.58	$24,800
Granted	–
Exercised	–
Cancelled	(383,335)
Outstanding, March 31, 2016	36,053,447	$.51	2.19	–
Options warrants exercisable, March 31, 2016	36,053,447	$.51	2.19	$–

NOTE 7: COMMITMENTS AND CONTINGENCIES

COMMITMENTS—

Simon Properties

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 240 Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment due date (approximately 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock currently at a conversion price of $.20 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies.

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

Rent and real estate tax expense was approximately $858,900 and $739,500 for the three months ended March 31, 2016 and 2015, respectively.

EMPLOYMENT CONTRACTS

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

Sean Trepeta

In December 2014, Mobiquity Networks entered into an employment agreement with Sean Trepeta, to serve as President of Mobiquity Networks as an employee at will. Mr. Trepeta, as a full-time employee, is to be paid a salary at the rate of $20,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,500,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2016, he will be entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network's revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. All options granted to Mr. Trepeta will become immediately vested in the event of a change in control of our Company or sale of substantially all of our assets. In the event we terminate Mr. Trepeta without cause, after six months of continued employment under the employment agreement, Mr. Trepeta is entitled to receive three months' severance pay.

Paul Bauersfeld

In December 2014, we entered into an employment agreement with Paul Bauersfeld, our Chief Technology Officer, who is an employee at will. Mr. Bauersfeld, as a full-time employee, is to be paid a salary at the rate of $25,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,000,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2016, he will be entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network's revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. The foregoing compensatory arrangements with Mr. Bauersfeld is in addition to the non-statutory stock options to purchase 2,600,000 shares of our common stock previously granted to Mr. Bauersfeld. All options granted to Mr. Bauersfeld will become immediately vested in the event of a change of control of our company or sale of substantially all of our assets. In the event we terminate Mr. Bauersfeld without cause. Mr. Bauersfeld is entitled to receive six months' severance pay.

Sean McDonnell

Sean McDonnell, our Chief Financial Officer, is an employee at will and is currently receiving a salary of $132,000 per annum.

TRANSACTIONS WITH MAJOR CUSTOMERS —

The Company sells its branded merchandise to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the three months ended March 31, 2015 a customer accounted for approximately 39% of net revenues and for the three months ended March 31, 2016 a customer accounted for approximately 47% of net revenues. The Company holds on hand certain items that are ordered on a regular basis.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

First Quarter of Fiscal 2016

	Quarter Ended March 31, 2016
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$458,050	59,182	$517,232
Operating (loss), before interest amortization, depreciation and taxes	(699,493)	(1,609,056)	(2,308,549)
Interest income	1	–	1
Interest (expense)	(630,027)	–	(630,027)
Depreciation and amortization	(4,941)	(32,837)	(37,778)
Net Loss	(1,334,460)	(1,641,893)	(2,976,353)
Assets at March 31, 2016	1,272,616	108,047	1,380,663

First Quarter of Fiscal 2015

	Quarter Ended March 31, 2015
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	515,383	–	515,383
Operating (loss), before interest amortization, depreciation and taxes	(640,113)	(1,798,800)	(2,438,913)
Interest income	24	–	24
Interest (expense)	(78,866)	–	(78,866)
Depreciation and amortization	(22,607)	(38,626)	(61,233)
Net Loss	(741,562)	(1,837,426)	(2,578,988)
Assets at March 31, 2015	2,052,468	373,038	2,425,506

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

Pursuant to the Purchase Agreement and the Registration Rights Agreement, the Company was obligated to register 15,000,000 shares of Common Stock under the Securities Act, which includes the Commitment Shares and Initial Purchase Shares that have already been issued to Aspire Capital and an additional 13,000,000 shares of Common Stock which the Company may issue to Aspire Capital after the registration statement is declared effective under the Securities Act. Said Registration Statement was declared effective by the SEC on April 28, 2014 and has since become stale. The Company has no intention to file a post-effective amendment to said Registration Statement as the Purchase Agreement expired on March 31, 2016.

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

NOTE 11: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows:

Note 7 describes the Company’s agreement with Simon Property. Pursuant to said agreement, Simon Property in April 2016 drew down on the letters of credit for a total of approximately $555,626. The Company has until July 1, 2016 to replace the drawn down letters of credit for the amount that was drawn down upon.

In April 2016 through the filing date of this Form 10-Q, the Company issued and sold 12% unsecured promissory notes in the principal amount of $1,025,000, convertible at $.20 per common share. Upon conversion, the note holders would receive 100% warrant coverage, exercisable at $.20 per common share over a period of five years with cashless exercise provisions. These notes automatically convert in the event at least $5 million is raised in an equity financing. Prior to the mandatory conversion date, note holders have the option to convert the principal and accrued interest also on the same terms as the mandatory conversion and the Company has the option to prepay.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2015 which includes our audited financial statements for the year ended December 31, 2015 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

We have installed our location-based mobile advertising solutions in mall locations to create "smart malls" using Bluetooth-enabled iBeacon compatible technology. Mall locations include Simon malls, Macerich malls, GGP malls, Rouse malls and Preit malls across the United States. We plan to expand our mall footprint in other malls and outside the malls with additional synergistic venues that will allow for cross marketing opportunities in such venues as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

Our Agreements with Mall Property Owners/Managers and IBM

Simon Properties

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 240 Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment due date (approximately 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock currently at a conversion price of $.20 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies.

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

Plan of Operation

Our goal is to enhance the shopper experience with retail customers by providing valuable and relevant content in real-time based on location. We achieve this goal by providing our customers (such as retailers, brands, and the entertainment industry) with a highly targeted form of mobile marketing engagement. Our platform enables interaction and advertising based on time, location and personalization to create the most effective campaigns and experiences possible, in a way that is not possible without our network. We connect customers to brands in the retail space by increasing individual retail location app usage and driving foot traffic to such individual retail locations. We have deployed our Mobiquity hardware solutions in Simon malls, Macerich malls, GGP malls, Preit malls and Rouse malls in the United States. We are attempting to raise financing to support our operations and to expand our sales and marketing human resource capability to focus on generating revenue over our network. Our sales and marketing team will be seeking to generate revenue over our network through five primary verticals:

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

	Three Months Ended March 31
	2016	2015
Revenue	$517,232	$515,383
Cost of Revenues	$561,589	$437,424
Gross Profit	$(44,357)	$77,959
Selling, General and Administrative Expenses	$2,521,308	$2,578,105
(Loss) from Operations	$(2,565,665)	$(2,500,146)

We generated revenues of $517,232 in the first quarter of 2016 compared to $515,383 in the same period of the prior year. As our mall network has only recently been constructed and is being expanded, at the current time, revenues from the use of our Mobiquity devices are $59,182 of our consolidated revenues. In 2016, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the expectation that advertisers will begin to utilize our mall network.

Cost of revenues was $561,589 or 109% of revenues in the first quarter of 2016 compared to $437,424 or 84.9% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The increase in cost of revenues of $124,165 in 2016 is related to volume and product mix of the products our customers purchased along with the establishment of our Mobiquity devices.

Gross profit was $(44,357) for the first quarter of 2016 or (9)% of net revenues compared to $77,959 in the same fiscal period of the prior year or 15.1% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been constructed and is currently being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $2,521,308 for the first quarter of 2016 compared to $2,578,105 in the comparable period of the prior year, a decrease of approximately $56,797. Such operating costs include payroll and related expenses, commissions, insurance, rents, fee payments to Simon Property Group, Macerich malls and GGP malls professional (consulting) and public awareness fees.

The net operating loss for the first quarter of 2016 was $2,565,665 as compared to $2,500,146 for the comparable period of the prior year. The increase in operating loss is attributable to the focused effort in creating the infrastructure required to move forward with the mall network, and the hiring of additional Company personnel to provide information technology support, sales and office employees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $178,466 at March 31, 2016. Cash used in operating activities for the three months ended March 31, 2016 was $2,241,724. This resulted primarily from a net loss of $2,976,353, offset by stock based payments of $183,785 a decrease in accounts receivable of $37,908 and a decrease in prepaid expenses and other assets of $13,055 and an increase of accounts payable and accrued expenses of $58,363 and a gain on the change in fair value of derivative liabilities. The Company had an increase in investing activities of $4,430 with the purchase of equipment. Net cash was provided by financing activities of $400,000 from the sale of the Company's Preferred Stock for the quarter ended March 31, 2016.

The Company had cash and cash equivalents of $1,515,175 at March 31, 2015. Cash used in operating activities for the three months ended March 31, 2015 was $1,986,140. This resulted primarily from a net loss of $2,578,988, offset by stock based payments of $453,941 a decrease in accounts receivable of $201,955 and an decrease in prepaid expenses and other assets of $9,520 and an decrease of accounts payable and accrued expenses of $97,601. The Company had an increase in investing activities of $3,508 with the purchase of equipment. Net cash was provided by financing activities of $1,850,000 from the sale of the Company's Common Stock for the quarter ended March 31, 2015.

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

Recent Financings

Since January 1, 2014, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

January/February 2014	$2,060,300	Issued 6,867,669 common shares and warrants to purchase 3,433,339 shares
March 2014	$500,000	Issued 2,000,000 common shares.
July 2014	$1,000,000	Issued 2,000,000 shares and warrants to purchase 1,000,000 shares
July 2014	$250,000	Issued convertible note in the principal amount of $250,000 and warrants to purchase 125,000 shares
November 2014 (1)	$1,000,000	Issued two-year promissory note in the principal amount of $1,000,000
December 2014 (1)	$1,050,000	Issued two-year promissory note in the principal amount of $1,050,000
January 2015 (1)	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015 (1)	$850,000	Issued two-year promissory note in the principal amount of $850,000
March 2015	$500,000	Issued 1,666,667 common shares and a like number of warrants
April 2015	$1,710,000	Issued 5,700,000 common shares and a like number of warrants
May 2015	$510,000	Issued 1,700,000 common shares and a like number of warrants
August/October 2015	$3,675,000	Issued promissory notes in the principal amount of $3,675,000 and 3,675,000 shares of restricted common stock and warrants to purchase an additional 3,675,000 shares of restricted common stock
December 2015 – March 2016	$2,400,000	Issued 240,000 shares of preferred stock convertible into 12,000,000 shares of common stock with anti-dilution protection for 2016

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2016 through March 31, 2016, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2016	Preferred Stock	40,000 shares	$400,000; no commissions paid	Section 4(2)	Each Preferred Share is convertible into 50 shares of Common Stock and subject to anti-dilution protection for 2016

Jan. – March 2016	Common Stock	695,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended March 31, 2016, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title

3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015(22)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
10.18	Employment Agreement – Sean Trepeta (19)
10.19	Employment Agreement – Paul Bauersfeld (19)
10.20	Employment Agreement – Thomas Arnost (20)
10.21	December 2013 Agreement with Thomas Arnost modifying secured debt purchased by Arnost from TCA (19)
10.22	Letter Agreement dated December 9, 2014 with Thomas Arnost to extend expiration date of secured note to December 31, 2015 (19)
10.23	Letter Agreement dated July 8, 2013 with Thomas Arnost to provide letter of credit for $1,350,000(19)
10.24	Letter Agreement dated July 8, 2013 with SNW Properties to provide letter of credit for $1,350,000(19)
10.25	Letter Agreement dated December 15, 2014 with Carl E. Berg (19)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (15)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant (19)
101.INS	XBRL Instance Document (*)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

___________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Incorporated by reference to Form 8-K filed September 11, 2013.
(18)	Incorporated by reference to Form 8-K filed April 1, 2014.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 19, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 2, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: May 13, 2016	By:	/s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: May 13, 2016	By:	/s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: May 13, 2016	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

