Form 10-Q
period 2016-06-30
Mobiquity Technologies, Inc.
filed 2016-08-22
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

Yes ☐    No ☒

As of August 22, 2016, the registrant had a total of 80,176,434 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

MOBIQUITY
TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	Unaudited
Assets

Current Assets:
Cash and cash equivalents	$219,926	$2,044,662
Accounts receivable, net	229,584	323,313
Inventory, net	98,086	117,893
Prepaid expenses and other current assets	243,982	634,372
Total Current Assets	791,578	3,120,240

Property and equipment, net	206,782	103,355

Intangible assets, net	51,417	65,717

Other assets	43,358	41,858
Total Assets	$1,093,135	$3,331,170

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$556,829	$538,631
Accrued expenses	574,373	474,000
Derivative liability	1,410,502	576,557
Convertible promissory notes, net	7,362,859	4,276,194
Total Current Liabilities	9,904,563	5,865,382

Long-term portion of convertible promissory notes, net	231,643	1,571,773
Total Liabilities	10,136,206	7,437,155

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 240,000 and 200,000 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	25	20
Common stock, $.0001 par value; 500,000,000 and 200,000,000 shares authorized; 80,176,434 and 78,781,757 shares issued and outstanding at June 30, 2016, and December 31, 2015, respectively	8,028	7,887
Additional paid-in capital	37,290,854	36,356,626
Accumulated other comprehensive income (loss)	(19,718)	1,072
Accumulated deficit	(46,322,260)	(40,471,590)
Total Stockholders' Deficit	(9,043,071)	(4,105,985)
Total Liabilities and Stockholders' Deficit	$1,093,135	$3,331,170

See notes to condensed consolidated financial statements

MOBIQUITY
TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Revenues
Product revenue	$584,740	$571,568	$1,042,790	$1,086,951
Service revenue	11,750	–	70,932	–
	596,490	571,568	1,113,722	1,086,951
Cost of Revenues
Cost of product revenue	394,065	430,599	773,880	868,023
Cost of service revenue	–	–	88,310	–
	394,065	430,599	862,190	868,023
Gross Profit	202,425	140,969	251,532	218,928

Operating Expenses:
Selling, general and administrative	2,255,983	2,984,395	4,870,755	5,562,500
Total Operating Expenses	2,255,983	2,984,395	4,870,755	5,562,500

Loss from Operations	(2,053,558)	(2,843,426)	(4,619,223)	(5,343,572)

Other Income (Expense):
Interest expense	(792,478)	(98,470)	(1,422,505)	(177,336)
Gain/(Loss) on Derivative Instrument	537,497	–	756,835	–
Initial derivative expense	(565,780)	–	(565,780)	–
Interest income	2	12	3	36
Total Other Income (Expense)	(820,759)	(98,458)	(1,231,447)	(177,300)

Net Loss	(2,874,317)	$(2,941,884)	(5,850,670)	$(5,520,872)

Other Comprehensive (Loss)	(747)	(6,091)	(20,789)	(6,091)

Net Comprehensive Loss	$(2,875,064)	$(2,947,975)	$(5,871,459)	$(5,526,963)

Net Loss Per Common Share:
Basic and Diluted	$(0.04)	$(0.04)	$(0.07)	$(0.08)

Weighted Average Common Shares Outstanding:
Basic and Diluted	80,138,462	72,695,216	79,660,300	68,832,778

See notes to condensed consolidated financial statements

MOBIQUITY
TECHNOLOGIES, INC.

Condensed Statements of Cash Flows

Six Months Ended June 30,
	2016	2015
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	$(5,850,670)	$(5,520,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	70,513	110,471
Amortization - Intangible Assets	14,300	–
Amortization - Debt discount	1,190,909	–
Stock-based compensation	349,409	955,214
Common stock issued for services	122,750	140,340
Initial derivative expense	565,780	–
Gain on change in derivative	(756,835)	–
Debt discount on deferred financing	–	9,816
Changes in operating assets and liabilities:
Accounts receivable	93,729	147,761
Inventory	19,807	(20,444)
Prepaid expenses and other assets	388,890	35,796
Accounts payable	18,198	(157,921)
Accrued expenses and other current liabilities	162,588	30,805
Total adjustments	2,240,038	1,251,838
Net Cash Used in Operating Activities	(3,610,632)	(4,269,034)

Cash Flows from Investing Activities:
Purchase of property and equipment	(173,940)	(5,221)
Net Cash Used in Investing Activities	(173,940)	(5,221)

Cash Flows from Financing Activities:
Proceeds from the issuance of notes	1,580,626	1,350,000
Proceeds from issuance of common stock	–	2,720,000
Proceeds for the issuance of preferred stock	400,000	–
Net Cash Provided by Financing Activities	1,980,626	4,070,000

Net Increase (Decrease) in Cash and Cash Equivalents	(1,803,946)	(204,255)
Cash and Cash Equivalents, beginning of period	2,044,662	1,654,171
Change in foreign currency	(20,790)	(3,855)
Cash and Cash Equivalents, end of period	$219,926	$1,446,061

Supplemental Disclosure Information:
Cash paid for interest	$50,150	$51,150
Cash paid for taxes	$–	$–

Non-cash Disclosures:
Stock issued for interest	$62,215	$89,171
Original debt discount against derivative liabilities	$1,025,000	$–
Recognition of debt discount	$–	$–

See notes to condensed consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
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

Leveraging our agreements with Simon Property Group, Inc. (which we refer to herein as” Simon” or “Simon Property”), and Macerich Partnership, L.P. (which we refer to as “Macerich”), the number one and number three mall operators, respectively, in the U.S. in terms of number of Class A properties, we have installed our location-based mobile advertising solutions in the common areas of approximately 295 retail destinations across the U.S. to create “smart malls” using Bluetooth-enabled iBeacon compatible technology. As part of our plan to expand our mall footprint into the common areas of other malls, we recently have also added 27 malls operated by PREIT Services, LLC, which we will refer to as “PREIT.” We have also added 30 malls operating by Rouse Properties TRS, Inc. which we will refer to as “Rouse.” In December 2015, we entered into an agreement with GGPLP REIT Services, LLC (which we refer to as “GGP”), the second largest mall operator in the United States, to install our Mobi-Beacons in approximately 120 malls in 2016. We plan to further expand our mall footprint into the common areas of other malls and outside of malls with additional synergistic venues that will allow for cross marketing opportunities, including venues such as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses for the three months and six months ended June 30, 2016. As of June 30, 2016 the Company has an accumulated deficit of $46,322,260. The Company has had negative cash flows from operating activities of $3,610,632 for the six months ended June 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Condensed Consolidated Balance Sheets as of June 30, 2016, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2016, results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and six months ended June 30, 2016 and our cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

The following table summarizes the derivative liability activity for the period December 31, 2015 through June 30, 2016:

Description	Derivative Liabilities
Fair value at December 31, 2015	$576,557
Change due to Issuances	1,590,780
Change in Fair Value	(756,835)
Fair value at June 30, 2016	$1,410,502

For the three month period ended June 30, 2016, net derivative income / (loss) was ($537,497) and an initial derivative expense of $565,780.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$1,410,502	$–	$1,410,502

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

Derivative Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 22 convertible notes issued totaling $3,675,000 which included a ratchet provision in the conversion price of $0.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes all have a maturity date of December 31, 2016.

In this period ending June 30, 2016 the Company issued additional financial instruments in a subscription that are considered derivatives or contain embedded features subject to derivative accounting related to six convertible notes issued totaling $1,025,000 which included a ratchet provision in the conversion price of $0.20 or a price equal to the last equity transaction completed by the Company as part of the ongoing subscription agreement and the additional warrants (5 year options with an exercise price of $0.20 and full ratchet reset provisions) issued as part of the note conversions. The notes all have a maturity date of April 2017.

Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2016. The fair values of the derivative instruments are measured each quarter $1,410,502 as of June 30, 2016, which resulted in a fair value gain of $537,497 and derivative expense of $565,780 during the three months ended June 30, 2016. As of June 30, 2016, the fair market value of the derivatives aggregated $1,410,502, using the following assumptions: estimated 0.050 to 5.0-year term (notes and warrants), estimated volatility of 160.10% to 188.95%, and a discount rate of 0.36% to 0.49%.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2016 and December 31, 2015. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of June 30, 2016 and December 31, 2015, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

RECLASSIFICATIONS - Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of June 30, 2016 and December 31, 2015, the balances were $219,926 and $2,044,662, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of June 30, 2016 and December 31, 2015, the Company exceeded FDIC limits by $0 and $1,644,032, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of June 30, 2016 and December 31, 2015, allowance for doubtful accounts were $104,611 and $104,611, respectively.

INVENTORY - Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer's frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of June 30, 2016 and December 31, 2015, the Company has reserved against $31,676 and $31,676, respectively.

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

ADVERTISING COSTS- Advertising costs are expensed as incurred. For the six months ended June 30, 2016 and June 30, 2015, there were advertising costs of $0 and $5,495, respectively.

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

NOTE 2: LOSS PER SHARE

Basic loss per share is determined by dividing the net loss by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net loss by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock and if converted method. As of June 30, 2016 there were 42,204,106 potential dilutive shares that needed to be considered as common share equivalents.

NOTE 3: CONVERTIBLE PROMISSORY NOTE

Summary of Convertible Promissory Notes:

	June 2016	June 2015
Arnost Note	$322,000	$322,000
Cavu Notes net of $18,357 for 2016 and $38,205 for 2015	231,643	211,795
Berg Notes (a)	3,722,000	3,722,000
Investor Note, net of discounts	3,318,859	–
Total Debt	7,594,502	4,255,798
Current portion of debt	7,362,859	322,000
Long-term portion of debt	$231,643	$3,933,795

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date.

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 22 convertible notes issued totaling $3,675,000 which included a ratchet provision in the conversion price of $0.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes all have a maturity date of December 31, 2016. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2016. The fair values of these derivative instruments are measured each quarter, which resulted in a gain of $294,854. As of June 30, 2016, the fair market value of these derivatives aggregated $281,703, using the following assumptions: estimated 0.50 to 5.0-year term, estimated volatility of 160.10% to 188.95%, and a discount rate of 0.49%.

In April 2016 through the filing date of this Form 10-Q, the Company issued and sold 12% unsecured promissory notes in the principal amount of $1,025,000, convertible at $0.20 per common share. Upon conversion, the note holders would receive 100% warrant coverage, exercisable at $0.20 per common share over a period of five years with cashless exercise provisions. These notes automatically convert in the event at least $5 million is raised in an equity financing. Prior to the mandatory conversion date, note holders have the option to convert the principal and accrued interest also on the same terms as the mandatory conversion and the Company has the option to prepay. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $461,981. As of June 30, 2016, the fair market value of these derivatives aggregated $1,128,799, using the following assumptions: estimated 0.50 to 5.0-year term, estimated volatility of 160.10% to 188.95%, and a discount rate of 0.49%.

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

During the quarter ended March 31,2016, the Company issued 695,000 common shares, at $0.10 to $0.19 per share, valued at $97,800. During the June 30, 2016 quarter the Company issued 245,000 common shares, at $0.10 to $0.11 per share, valued at $24,950 in exchange for services rendered.

During the quarter ended March 31, 2016, the Company issued 210,333 common shares, at $0.13 to $0.18 per share, valued at $35,215. During the June 30, 2016 quarter the Company issued 244,344 common shares, at $0.11 per share, valued at $27,000 in exchange for interest.

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended June 30, 2016 and 2015 include employee share-based compensation expense totaling approximately $166,000 and $501,000, respectively. The Company's results for the six month periods ended June 30, 2016 and 2015 include employee share-based compensation expense totaling approximately $349,000 and $955,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee stock-based compensation - option grants	$143,874	$315,763	$295,659	$751,754
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	21,750	11,455	53,750	29,405
Non-Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation-stock warrant	–	174,055	–	174,055
Total	$165,624	$501,273	$349,409	$955,214

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

The weighted average assumptions made in calculating the fair values of options granted during the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Expected volatility	137.84%	27.07%	135.65%	32.04%
Expected dividend yield	–	–	–	–
Risk-free interest rate	1.14%	1.61%	1.38%	1.90%
Expected term (in years)	5.00	7.25	5.00	8.89

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2016	19,340,000	.39	7.97	$2,500
Granted	500,000	.11	4.65	–
Exercised	–	–	–	–
Cancelled & Expired	(1,060,000)	–	–	–

Outstanding, June 30, 2016	18,780,000	.43	5.60	$–

Options exercisable, June 30, 2016	16,209,166	.43	5.69	$–

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2016 and 2015 was $.11 and $0.40, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $.10 closing price of the Company's common stock on June 30, 2016.

As of June 30, 2016, the fair value of unamortized compensation cost related to unvested stock option awards was $609,161.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Expected volatility	0.00%	156.68%	0.00%	156.681%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.00%	1.69%	0.00%	1.69%
Expected term (in years)	0	5	0	5

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2016	36,436,782	$.51	4.58	$24,800
Granted	–	$–	–	–
Exercised	–	–	–	–
Expired	(4,175,712)	–	–	–
Outstanding, June 30, 2016	32,610,070	$.49	2.17	–

Warrants exercisable, June 30, 2016	32,261,070	$.49	2.17	$–

NOTE 7: COMMITMENTS AND CONTINGENCIES

COMMITMENTS—

Simon Properties

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 240 Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment due date (approximately 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock currently at a conversion price of $.20 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. In April and July, 2016, Simon drew down on each bank letter of credit for an aggregate of $525,625 owed to each letter of credit provider.

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

Rent and real estate tax expense was approximately $1,055,900 and $758,500 for the three months ended June 30, 2016 and 2015, respectively. Rent and real estate tax expense was approximately $1,914,800 and $1,498,000 for the six months ended June 30, 2016 and 2015, respectively.

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

TRANSACTIONS WITH MAJOR CUSTOMERS —

The Company sells its branded merchandise to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the three months ended June 30, 2015 a customer accounted for approximately 30% of net revenues and for the three months ended June 30, 2016 a customer accounted for approximately 41% of net revenues. The Company holds on hand certain items that are ordered on a regular basis.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

Second Quarter of Fiscal 2016

	Quarter Ended June 30, 2016
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$584,740	11,750	$596,490
Operating (loss), before interest amortization, depreciation and taxes	(161,910)	(1,872,896)	(2,034,806)
Interest income	2	–	2
Interest (expense)	(1,575)	(790,903)	(792,478)
Depreciation and amortization	(5,678)	(41,357)	(47,035)
Net Loss	(169,161)	(2,705,156)	(2,874,317)
Assets at June 30, 2016	457,539	635,596	1,093,135

Six Months Ended June 30, 2016

	Six Months Ended June 30, 2016
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$1,042,790	70,932	$1,113,722
Operating (loss), before interest amortization, depreciation and taxes	(435,205)	(3,908,150)	(4,343,355)
Interest income	3	–	3
Interest (expense)	(1,575)	(1,420,930)	(1,422,505)
Depreciation and amortization	(10,619)	(74,194)	(84,813)
Net Loss	(447,396)	(5,403,274)	(5,850,670)
Assets at June 30, 2016	457,539	635,596	1,093,135

All intersegment sales and expenses have been eliminated from the table above.

Second Quarter of Fiscal 2015

	Quarter Ended June 30, 2015
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$571,568	$–	$571,568
Operating (loss), before interest, amortization, depreciation and taxes	(856,027)	(1,938,427)	(2,794,454)
Interest income	12	–	12
Interest (expense)	(98,470)	–	(98,470)
Depreciation and amortization	(13,766)	(35,206)	(48,972)
Net Loss	(968,251)	(1,973,633)	(2,941,884)
Assets at June 30, 2015	2,069,102	288,393	2,357,495

Six Months ended June 30, 2015

	Six Months Ended June 30, 2015
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$1,086,951	$–	$1,086,951
Operating (loss), before interest, amortization, depreciation and taxes	(1,496,140)	(3,737,227)	(5,233,367)
Interest income	36	–	36
Interest (expense)	(177,336)	–	(177,336)
Depreciation and amortization	(36,373)	(73,832)	(110,205)
Net Loss	(1,709,813)	(3,811,059)	(5,520,872)
Assets at June 30, 2015	2,069,102	288,393	2,357,495

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

NOTE 11: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report.

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

Our Agreements with Mall Property Owners/Managers and IBM

Simon Properties

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 240 Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment due date (approximately 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock currently at a conversion price of $.20 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. In April and July, 2016, Simon drew down on each bank letter of credit for an aggregate of $525,625 owed to each letter of credit provider.

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

	Three Months Ended June 30
	2016	2015
Revenue	$596,490	$571,568
Cost of Revenues	$394,065	$430,599
Gross Profit	$202,425	$140,969
Selling, General and Administrative Expenses	$2,255,983	$2,984,395
(Loss) from Operations	$(2,053,558)	$(2,843,426)

We generated revenues of $596,490 in the second quarter of 2016 compared to $571,568 in the same period of the prior year. As our mall network has only recently been expanded, at the current time, revenues from the use of our Mobiquity devices are consisted of $11,750 of our consolidated revenues. In future reporting periods, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the data that can be derived therefrom and the expectation that advertisers will begin to utilize our mall network. See “Plan of Operation.”

Cost of revenues was $394,065 or 66.1% of revenues in the second quarter of 2016 compared to $430,599 or 75.3% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The decrease in cost of revenues of $36,534 in 2016 is related to volume and product mix of the products our customers purchased along with the establishment of our Mobiquity devices.

Gross profit was $202,425 for the second quarter of 2016 or 33.9% of net revenues compared to $140,969 in the same fiscal period of the prior year or 24.7% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $2,255,983 for the second quarter of 2016 compared to $2,984,393 in the comparable period of the prior year, a decrease of approximately $728,410. Reduction in such operating costs include payroll, and related expenses, non-cash stock based compensation costs and professional fees.

The net operating loss for the second quarter of 2016 was $(2,053,558) as compared to $(2,843,426) for the comparable period of the prior year. The decrease in operating loss is attributable to the reduction of non-cash stock based compensation, payroll and the related expenses along with reducing professional fees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Six Months Ended June 30, 2016 versus Six Months Ended 2015

	Six Months Ended June 30
	2016	2015
Revenue	$1,113,722	$1,086,951
Cost of Revenues	$862,190	$868,023
Gross Profit	$251,532	$218,928
Selling, General and Administrative Expenses	$4,870,755	$5,562,500
(Loss) from Operations	$(4,619,223)	$(5,343,572)

We generated revenues of $1,113,722 in the first six months of 2016 compared to $1,086,951 in the same period of the prior year. As our mall network has only recently been constructed and is being expanded, at the current time, revenues from the use of our Mobiquity devices are consisted of $70,932 of our consolidated revenues. In future reporting periods, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the data that can be derived therefrom and the expectation that advertisers will begin to utilize our mall network. See “Plan of Operation.”

Cost of revenues was $862,190 or 77.4% of revenues in the first six months of 2016 compared to $868,023 or 79.9% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The decrease in cost of revenues of $5,833 in 2016 is related to volume and product mix of the products our customers purchased.

Gross profit was $251,532 for the first six months of 2016 or 22.6% of net revenues compared to $218,928 in the same fiscal period of the prior year or 20.1% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $4,870,755 for the first six months of 2016 compared to $5,562,500 in the comparable period of the prior year, a decrease of approximately $691,745. Such operating cost reductions include payroll and related expenses, professional fees and non-cash stock based compensation.

The net operating loss for the first six months of 2016 was $(4,619,223) as compared to $(5,343,572) for the comparable period of the prior year. The decrease in operating loss is attributable to the focused effort in creating and streamlining the infrastructure required to move forward with the mall network, to provide information technology support.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $219,926 at June 30, 2016. Cash used in operating activities for the six months ended June 30, 2016 was $3,610,632. This resulted primarily from a net loss of $5,850,670 offset by stock based compensation of $349,409, depreciation and amortization of $84,813, decrease in accounts receivable of $93,729 and a decrease in Inventory of $19,807 and an initial derivative expense of $565,780 and a change in derivatives of $756,835, decrease in prepaid expenses and other assets of $388,890 and an increase of accounts payable and accrued expenses of $162,588. The Company had an increase in investing activities of $173,940 with the purchase of equipment and expansion to the network platform in new and existing mall and other locations. Cash flow from financing activities of $1,980,626 resulted from the proceeds from the issuance of the Company's preferred stock and use of the letter of credit and securing two year promissory notes totaling $1,025,000.

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

Recent Financings

Since January 1, 2014, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

January/February 2014	$2,060,300	Issued 6,867,669 common shares and warrants to purchase 3,433,339 shares
March 2014	$500,000	Issued 2,000,000 common shares.
July 2014	$1,000,000	Issued 2,000,000 shares and warrants to purchase 1,000,000 shares
July 2014	$250,000	Issued convertible note in the principal amount of $250,000 and warrants to purchase 125,000 shares
November 2014 (1)	$1,000,000	Issued two-year promissory note in the principal amount of $1,000,000
December 2014 (1)	$1,050,000	Issued two-year promissory note in the principal amount of $1,050,000
January 2015 (1)	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015 (1)	$850,000	Issued two-year promissory note in the principal amount of $850,000
March 2015	$500,000	Issued 1,666,667 common shares and a like number of warrants
April 2015	$1,710,000	Issued 5,700,000 common shares and a like number of warrants
May 2015	$510,000	Issued 1,700,000 common shares and a like number of warrants
August/October 2015	$3,675,000	Issued promissory notes in the principal amount of $3,675,000 and 3,675,000 shares of restricted common stock and warrants to purchase an additional 3,675,000 shares of restricted common stock
December 2015 – March 2016	$2,400,000	Issued 240,000 shares of preferred stock convertible into 12,000,000 shares of common stock with anti-dilution protection for 2016
April – May 2016	$1,025,000	Issued convertible promissory notes in the principal amount of $1,025,000, convertible at $.20 per share with 100% warrant coverage.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2016 through June 30, 2016, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2016	Preferred Stock	40,000 shares	$400,000; no commissions paid	Section 4(2); Rule 506	Each Preferred Share is convertible into 50 shares of Common Stock and subject to anti-dilution protection for 2016

Jan. – June 2016	Common Stock	940,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

April – May 2016	Convertible Promissory Notes	$1,025,000 in principal amount	$1,025,000; no commissions paid	Section 4(2); Rule 506	Convertible at $.20 per share with 100% warrant coverage, also cxercisable at $.20 per share over a term of five years

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended June 30, 2016, there were no repurchases by the Company of its Common Stock.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: August 22, 2016	By:	/s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: August 22, 2016	By:	/s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: August 22, 2016	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

