Form 10-Q
period 2016-09-30
Mobiquity Technologies, Inc.
filed 2016-12-09
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Yes ☐    No ☒

As of December 5, 2016, the registrant had a total of 97,300,103 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOBIQUITY
TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$224,974	$2,044,662
Accounts receivable, net	204,111	323,313
Inventory, net	92,463	117,893
Prepaid expenses and other current assets	58,763	634,372
Total Current Assets	580,311	3,120,240

Property and equipment, net	252,462	103,355

Intangible assets, net	44,267	65,717

Other assets	43,359	41,858
Total Assets	$920,399	$3,331,170

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$811,713	$538,631
Accrued expenses	754,144	474,000
Derivative liability	19,657	576,557
Convertible promissory notes, net	9,487,329	4,276,194
Total Current Liabilities	11,072,843	5,865,382

Long-term portion of convertible promissory notes, net	–	1,571,773
Total Liabilities	11,072,843	7,437,155

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 240,000 and 200,000 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	25	20
Common stock, $.0001 par value; 500,000,000 and 200,000,000 shares authorized; 85,391,768 and 78,781,757 shares issued and outstanding at September 30, 2016, and December 31, 2015, respectively	8,549	7,887
Additional paid-in capital	37,840,955	36,356,626
Accumulated other comprehensive income (loss)	(8,589)	1,072
Accumulated deficit	(47,993,384)	(40,471,590)
Total Stockholders' Deficit	(10,152,444)	(4,105,985)
Total Liabilities and Stockholders' Deficit	$920,399	$3,331,170

See notes to condensed consolidated financial statements

MOBIQUITY
TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2016	2015	2016	2015

Revenues
Product revenue	$488,011	$595,760	$1,530,801	$1,682,711
Service revenue	42,562	–	113,494	–
	530,573	595,760	1,644,295	1,682,711

Cost of Revenues
Cost of product revenue	340,838	520,145	1,114,718	1,388,168
Cost of service revenue	34,603	–	122,913	–
	375,441	520,145	1,237,631	1,388,168
Gross Profit	155,132	75,615	406,664	294,543

Operating Expenses:
Selling, general and administrative	2,074,282	2,782,678	6,945,037	8,345,178
Total Operating Expenses	2,074,282	2,782,678	6,945,037	8,345,178

Loss from Operations	(1,919,150)	(2,707,063)	(6,538,373)	(8,050,635)

Other Income (Expense):
Interest expense	(1,179,309)	(193,877)	(2,601,814)	(371,213)
Gain/(Loss) on Derivative Instrument	1,444,861	103,119	2,201,696	103,119
Initial derivative expense	–	–	(565,780)	–
(Loss) on disposition of fixed assets	(17,526)	–	(17,526)	–
Interest income	–	3	3	39
Total Other Income (Expense)	248,026	(90,755)	(983,421)	(268,055)

Net Loss	(1,671,124)	$(2,797,818)	(7,521,794)	$(8,318,690)

Other Comprehensive Income/(Loss)	11,129	(693)	(9,660)	(6,784)

Net Comprehensive Loss	$(1,659,995)	$(2,798,511)	$(7,531,454)	$(8,325,474)

Net Loss Per Common Share:
Basic and Diluted	$(0.02)	$(0.04)	$(0.09)	$(0.12)

Weighted Average Common Shares Outstanding:
Basic and Diluted	82,656,917	74,734,312	81,619,169	71,584,163

See notes to condensed consolidated financial statements

MOBIQUITY
TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30,	2016	2015
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	$(7,521,794)	$(8,318,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	90,942	154,044
Amortization - Intangible Assets	21,450	–
Amortization - Debt discount	1,878,002	–
Stock-based compensation	512,949	1,316,714
Common stock issued for services	122,750	170,805
Initial derivative expense	565,780	–
Gain on change in derivative	(2,201,696)	(103,119)
Loss on disposition of fixed assets	17,526	–
Debt discount on deferred financing	–	67,466
Changes in operating assets and liabilities:
Accounts receivable	119,202	53,774
Inventory	25,430	19,029
Prepaid expenses and other assets	574,108	21,719
Accounts payable	273,082	(38,821)
Accrued expenses and other current liabilities	729,441	123,374
Total adjustments	2,728,966	1,784,985
Net Cash Used in Operating Activities	(4,742,828)	(6,533,705)

Cash Flows from Investing Activities:
Purchase of property and equipment	(257,575)	(5,221)
Net Cash Used in Investing Activities	(257,575)	(5,221)

Cash Flows from Financing Activities:
Proceeds form the issuance of notes	2,840,376	4,225,000
Proceeds from issuance of common stock	–	2,720,000
Proceeds for the issuance of preferred stock	400,000	–
Net Cash Provided by Financing Activities	3,240,376	6,945,000

Net change in Cash and Cash Equivalents	(1,810,027)	406,074
Cash and Cash Equivalents, beginning of period	2,044,662	1,654,171
Change in foreign currency	(9,661)	(4,548)
Cash and Cash Equivalents, end of period	$224,974	$2,055,697

Supplemental Disclosure Information:
Cash paid for interest	$61,192	$57,726
Cash paid for taxes	$–	$–

Non-cash Disclosures:
Stock issued for interest	$449,297	$120,855
Original debt discount against derivative liabilities	$1,079,016	$–
Recognition of debt discount	$–	$–

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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

Leveraging our agreements with Simon Property Group, Inc. (which we refer to herein as” Simon” or “Simon Property”), and Macerich Partnership, L.P. (which we refer to as “Macerich”), the number one and number three mall operators, respectively, in the U.S. in terms of number of Class A properties, we have installed our location-based mobile advertising solutions in the common areas of approximately 295 retail destinations across the U.S. to create “smart malls” using Bluetooth-enabled iBeacon compatible technology. As part of our plan to expand our mall footprint into the common areas of other malls, we recently have also added 27 malls operated by PREIT Services, LLC, which we will refer to as “PREIT.” We have also added 30 malls operating by Rouse Properties TRS, Inc. which we will refer to as “Rouse.” In December 2015, we entered into an agreement with GGPLP REIT Services, LLC (which we refer to as “GGP”), the second largest mall operator in the United States, to install our Mobi-Beacons in approximately 120 malls in 2016, about half of which are installed. We plan to further expand our mall footprint into the common areas of other malls and outside of malls with additional synergistic venues that will allow for cross marketing opportunities, including venues such as stadiums, arenas, additional college campuses, airports and retail chains. For example, we have entered into an agreement with the New York State University at Stony Brook to deploy a mobile advertising network in their new arena. This type of installation will enable fan engagement, cross-marketing opportunities, sponsorship activation and create interactive event experiences. This is our first installation in the university market.

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses for the three months and nine months ended September 30, 2016. As of September 30, 2016, the Company has an accumulated deficit of $47,993,384. The Company has had negative cash flows from operating activities of $4,792,828 for the nine months ended September 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Condensed Consolidated Balance Sheets as of September 30, 2016, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and nine months ended September 30, 2016 and our cash flows for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

The following table summarizes the derivative liability activity for the period December 31, 2015 through September 30, 2016:

Description	Derivative Liabilities
Fair value at December 31, 2015	$576,557
Change due to Issuances	1,644,796
Change in Fair Value	(2,201,696)
Fair value at September 30, 2016	$19,657

For the three month period ended September 30, 2016, net derivative income/(loss) was $1,494,861 and an initial derivative expense of $0.00.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$19,657	$–	$19,657

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

In this period ending September 30, 2016 the Company issued additional financial instruments in a subscription that are considered derivatives or contain embedded features subject to derivative accounting related to six convertible notes issued totaling $700,000 which included a ratchet provision in the conversion price of $0.20 or a price equal to the last equity transaction completed by the Company as part of the ongoing subscription agreement and the additional warrants (3 year options with an exercise price of $0.20) issued as part of the note conversions. The notes all have a maturity date of October 31, 2016. Subsequent to period end, the notes have been extended to December 15, 2015.

Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2016. The fair values of the derivative instruments are measured each quarter $19,657 as of September 30, 2016, which resulted in a fair value gain of $1,494,861 and derivative expense of $0.00 during the three months ended September 30, 2016. As of September 30, 2016, the fair market value of the derivatives aggregated $19,657, using the following assumptions: estimated 0.050 to 5.0-year term (notes and warrants), estimated volatility of 131.39% to 275.40%, and a discount rate of 0.36% to 0.49%.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2016 and December 31, 2015. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of September 30, 2016 and December 31, 2015, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

RECLASSIFICATIONS - Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of September 30, 2016 and December 31, 2015, the balances were $224,974 and $2,044,662, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of September 30, 2016 and December 31, 2015, the Company exceeded FDIC limits by $0 and $1,644,032, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of September 30, 2016 and December 31, 2015, allowance for doubtful accounts were $104,611 and $104,611, respectively.

INVENTORY - Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer's frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of September 30, 2016 and December 31, 2015, the Company has reserved against $31,676 and $31,676, respectively.

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

ADVERTISING COSTS- Advertising costs are expensed as incurred. For the nine months ended September 30, 2016 and September 30, 2015, there were advertising costs of $3,129 and $5,495, respectively.

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

NOTE 2: LOSS PER SHARE

Basic loss per share is determined by dividing the net loss by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is determined by dividing net loss by the weighted average number of common shares used in the basic EPS calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock and if converted method. As of September 30, 2016 there were 48,866,270 potential dilutive shares that needed to be considered as common share equivalents.

NOTE 3: CONVERTIBLE PROMISSORY NOTE

Summary of Convertible Promissory Notes:

	September 30, 2016	December 31, 2015
Arnost Note	$322,000	$322,000
Cavu Notes net of $13,368 for 2016 and $33,216 for 2015	236,632	221,773
Berg Notes (a)	3,722,000	3,722,000
Investor Notes, net of discounts	4,091,321	1,582,194
Total Debt	8,371,953	5,847,967
Current portion of debt	8,371,953	4,276,194
Long-term portion of debt	$–	$1,571,773

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date.

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 22 convertible notes issued totaling $3,675,000 which included a ratchet provision in the conversion price of $0.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes all have a maturity date of December 31, 2016. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2016. The fair values of these derivative instruments are measured each quarter, which resulted in a gain of $573,610. As of September 30, 2016, the fair market value of these derivatives aggregated $2,947, using the following assumptions: estimated 0.25 year term, estimated volatility of 275%, and a discount rate of 0.29%.

In April 2016 through the filing date of this Form 10-Q, the Company issued and sold 12% unsecured promissory notes in the principal amount of $1,025,000, convertible at $0.20 per common share. Upon conversion, the note holders would receive 100% warrant coverage, exercisable at $0.20 per common share over a period of five years with cashless exercise provisions. These notes automatically convert in the event at least $5 million is raised in an equity financing. Prior to the mandatory conversion date, note holders have the option to convert the principal and accrued interest also on the same terms as the mandatory conversion and the Company has the option to prepay. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $1,112,089. As of September 30, 2016, the fair market value of these derivatives aggregated $16,710, using the following assumptions: estimated 0.54 year term, estimated volatility of 201.10% , and a discount rate of 0.45%.

The Company raised $700,000 in the third quarter of 2016 from the sale of secured promissory notes in the principal amount of $700,000 from six accredited investors. Each Note was scheduled to be repaid on October 31, 2016, but payment was not made. In lieu of interest on the Note, 4,900,000 restricted shares of common stock were issued to the Note Holders. At the option of the Note Holder, each Note shall be convertible at the lower of $.20 per common share or into securities on the same terms of the next completed equity offering of at least $10 million in gross proceeds. In the event the Note is converted into common stock, 100% warrant conversion shall be provided to the Note Holder for each share of common stock issued upon conversion. These warrants will have a term of three years and shall be exercisable at $.20 per common share. Prior to this offering, Thomas Arnost, Executive Chairman, has a secured interest in the amount of $322,000 in the assets of the Company and its subsidiaries. Mr. Arnost has agreed that the investors in this offering will have a pari passu first secured interest with Mr. Arnost in all assets of the Company and its subsidiaries. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $54,016. As of September 30, 2016, the fair market value of these derivatives aggregated $0.00, using the following assumptions: estimated volatility of 201.10% , and a discount rate of 0.20%.

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

During the quarter ended March 31, 2016, the Company issued 695,000 common shares, at $0.10 to $0.19 per share, valued at $97,800. During the June 30, 2016 quarter the Company issued 245,000 common shares, at $0.10 to $0.11 per share, valued at $24,950 in exchange for services rendered.

During the quarter ended March 31, 2016, the Company issued 210,333 common shares, at $0.13 to $0.18 per share, valued at $35,215. During the June 30, 2016 quarter the Company issued 244,344 common shares, at $0.11 per share, valued at $27,000 in exchange for interest. During the September 30, 2016 quarter the Company issued 5,215,334 common shares, at $0.06 to $0.11 per share, valued at $387,082 in exchange for interest.

NOTE 5: STOCK COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three-month periods ended September 30, 2016 and 2015 include employee share-based compensation expense totaling approximately 163,500 and $361,500, respectively. The Company's results for the nine-month periods ended September 30, 2016 and 2015 include employee share-based compensation expense totaling approximately $512,900 and $361,500, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee stock-based compensation - option grants	$142,040	$361,500	$437,699	$1,113,254
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	21,500	–	75,250	29,405
Non-Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation-stock warrant	–	–	–	174,055
Total	$163,540	$361,500	$512,949	$1,316,714

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 "Stock Compensation", previously Revised SFAS No. 123 "Share-Based Payment" ("SFAS 123 (R)"). The fair values of these restricted stock awards are equal to the market value of the Company's stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data.

The weighted average assumptions made in calculating the fair values of options granted during the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30		Nine Months Ended June 30
	2016	2015	2016	2015
Expected volatility	131.39%	20.30%	134.23%	31.30%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.97%	1.55%	1.24%	1.88%
Expected term (in years)	5.00	5.00	5.00	8.64

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2016	19,340,000	.39	7.97	$2,500
Granted	750,000	.10	4.52	–
Exercised	–	–	–	–
Cancelled & Expired	(1,125,000)	–	–	–

Outstanding, September 30, 2016	18,965,000	.42	5.35	$–

Options exercisable, September 30, 2016	17,250,416	.42	5.40	$–

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2016 and 2015 was $0.10 and $0.40, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.02 closing price of the Company's common stock on September 30, 2016.

As of September 30, 2016, the fair value of unamortized compensation cost related to unvested stock option awards was $606,698.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Expected volatility	0.00%	16.25%	0.00%	9.69%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.00%	0.71%	0.00%	0.37%
Expected term (in years)	–	1.4	–-	0.88

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2016	36,436,782	$.51	4.58	$24,800
Granted	–	$–	–	–
Exercised	–	–	–	–
Expired	(4,175,712)	–	–	–
Outstanding, September 30, 2016	32,610,070	$.49	1.91	–

Warrants exercisable, September 30, 2016	32,261,070	$.49	1.91	$–

NOTE 7: COMMITMENTS AND CONTINGENCIES

COMMITMENTS—

Simon Properties

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 240 Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment due date (approximately 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock currently at a conversion price of $.20 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. In April, July and October, 2016, Simon drew down on each bank letter of credit for an aggregate of $557,688 owed to each letter of credit provider.

GGP

In January 2016, we entered into a license agreement with GGP, with an effective date of November 20, 2015. Pursuant to our agreement with GGP, we agreed to install Mobi-Beacons to send information across the air space of the common areas of our GGP mall network, which included approximately 120 malls across the United States. See “Subsequent Events” regarding the November 16, 2016 termination of this agreement.

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

In February 2012, we entered into a 63-month lease agreement for new executive office space of approximately 4,200 square feet located at 600 Old Country Road, Suite 541, Garden City, NY 11530. The annual rent under this office facility for the first year is estimated at $127,000, including electricity, subject to an annual increase of 3%. Additional office space in the same building is leased on a month to month basis for $1,600 per month for approximately 800 square feet. This additional space was cancelled on September 30, 2016.

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

Rent and real estate tax expense was approximately $886,000 and $910,000 for the three months ended September 30, 2016 and 2015, respectively. Rent and real estate tax expense was approximately $2,801,000 and $2,408,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

On August 22, 2007, the Company approved a three-year extension of the employment contracts with two of its officers expiring on February 28, 2011. The employment agreements provided for minimum annual salaries with scheduled increases per annum to occur on every anniversary date of the contract and extension commencing on March 1, 2008. A signing bonus of options to purchase 150,000 shares granted to each executive were fully vested at the date of the grant and exercisable at $1.20 per share through August 22, 2017. Ten year options to purchase 50,000 shares of common stock are to be granted at fair market value on each anniversary date of the contract and extension commencing March 1, 2008. Termination pay of one year base salary based upon the scheduled annual salary of each executive officer for the next contract year, plus the amount of bonuses paid (or entitle to be paid) to the executive for the current fiscal year of the preceding fiscal year, whichever is higher.

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

TRANSACTIONS WITH MAJOR CUSTOMERS —

The Company sells its branded merchandise to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the three months ended September 30, 2015 a customer accounted for approximately 26% of net revenues and for the three months ended September 30, 2016 a customer accounted for approximately 25% of net revenues. During the nine months ended September 30, 2015 a customer accounted for approximately 31% of net revenues and for the nine months ended September 30, 2016 a customer accounted for approximately 27% of net revenues. The Company holds on hand certain items that are ordered on a regular basis.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

Third Quarter of Fiscal 2016

	Quarter Ended September 30, 2016
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$488,011	42,562	$530,573
Operating (loss), before interest amortization, depreciation and taxes	(147,761)	(316,474)	(464,235)
Interest income	–	–	–
Interest (expense)	(1,828)	(1,177,481)	(1,179,309)
Depreciation and amortization	(5,678)	(21,902)	(27,580)
Net Loss	(155,267)	(1,515,857)	(1,671,124)
Assets at September 30, 2016	387,826	532,573	920,399

Nine Months Ended September, 2016

	Nine Months Ended September 30, 2016
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$1,530,801	113,494	$1,644,295
Operating (loss), before interest amortization, depreciation and taxes	(582,966)	(4,224,624)	(4,807,590)
Interest income	3	–	3
Interest (expense)	(3,403)	(2,598,411)	(2,601,814)
Depreciation and amortization	(16,297)	(96,096)	(112,393)
Net Loss	(602,663)	(6,919,131)	(7,521,794)
Assets at September 30, 2016	387,826	532,573	920,399

All intersegment sales and expenses have been eliminated from the table above.

Third Quarter of Fiscal 2015

	Quarter Ended September 30, 2015
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$595,760	$–	$595,760
Operating (loss), before interest, amortization, depreciation and taxes	(310,164)	(2,250,208)	(2,560,372)
Interest income	3	–	3
Interest (expense)	(193,877)	–	(193,877)
Depreciation and amortization	(7,728)	(35,844)	(43,572)
Net Loss	(511,766)	(2,286,052)	(2,797,818)
Assets at September 30, 2015	2,742,415	249,734	2,992,149

	Nine Months Ended September 30, 2015
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$1,682,711	$–	$1,682,711
Operating (loss), before interest, amortization, depreciation and taxes	(1,352,025)	(6,441,714)	(7,793,739)
Interest income	39	–	39
Interest (expense)	(371,213)	–	(371,213)
Depreciation and amortization	(42,022)	(111,755)	(153,777)
Net Loss	(1,765,221)	(6,553,469)	(8,318,690)
Assets at September 30, 2015	2,742,415	249,734	2,992,149

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

NOTE 10: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows:

•	In November 2016, our contract with GGP was terminated;
•	In November 2016, the secured note holders of $700,000 extended the maturity date of their notes to December 15, 2016;
•	Between October 2016 and the filing date of this report, the Company received and accepted approximately $595,000 from the exercise of outstanding options and warrants at an agreed upon reduced price of $.05 per share; and
•	In November 2016, Michael Trepeta, Co-Chief Executive Officer and a director took a medical leave of absence.

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

Our Agreements with Mall Property Owners/Managers and IBM

Simon Properties

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 240 Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment due date (approximately 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock currently at a conversion price of $.20 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. In April and July, 2016, Simon drew down on each bank letter of credit for an aggregate of $557,688 owed to each letter of credit provider.

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

Plan of Operation

Our goal is to enhance the shopper experience with retail customers by providing valuable and relevant content in real-time based on location. We achieve this goal by providing our customers (such as retailers, brands, and the entertainment industry) with a highly-targeted form of mobile marketing engagement. Our platform enables interaction and advertising based on time, location and personalization to create the most effective campaigns and experiences possible, in a way that is not possible without our network. We connect customers to brands in the retail space by increasing individual retail location app usage and driving foot traffic to such individual retail locations. We have deployed our Mobiquity hardware solutions in Simon malls, Macerich malls, Preit malls and Rouse malls in the United States. We are attempting to raise financing to support our operations and to expand our sales and marketing human resource capability to focus on generating revenue over our network. Our sales and marketing team will be seeking to generate revenue over our network through five primary verticals:

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

	Three Months Ended September 30
	2016	2015
Revenue	$530,573	$595,760
Cost of Revenues	$375,441	$520,145
Gross Profit	$155,132	$75,615
Selling, General and Administrative Expenses	$2,074,282	$2,782,678
(Loss) from Operations	$(1,919,150)	$(2,707,063)

We generated revenues of $530,573 in the third quarter of 2016 compared to $595,760 in the same period of the prior year. As our mall network has only recently been expanded, at the current time, revenues from the use of our Mobiquity devices are consisted of $42,562 of our consolidated revenues. In future reporting periods, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the data that can be derived therefrom and the expectation that advertisers will begin to utilize our mall network. See “Plan of Operation.”

Cost of revenues was $375,441 or 70.8% of revenues in the third quarter of 2016 compared to $520,145 or 87.3% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The decrease in cost of revenues of $144,704 in 2016 is related to volume and product mix of the products our customers purchased along with the establishment of our Mobiquity devices.

Gross profit was $155,132 for the third quarter of 2016 or 29.2% of net revenues compared to $75,615 in the same fiscal period of the prior year or 12.7% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $2,074,282 for the third quarter of 2016 compared to $2,782,678 in the comparable period of the prior year, a decrease of approximately $708,396. Reduction in such operating costs include payroll, and related expenses, non-cash stock based compensation costs and professional fees.

The net operating loss for the third quarter of 2016 was $(1,919,150) as compared to $(2,707,063) for the comparable period of the prior year. The decrease in operating loss is attributable to the reduction of non-cash stock based compensation, payroll and the related expenses along with reducing professional fees.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Nine Months Ended September 30, 2016 versus Nine Months Ended 2015

	Nine Months Ended September 30
	2016	2015
Revenue	$1,644,295	$1,682,711
Cost of Revenues	$1,237,631	$1,388,168
Gross Profit	$406,664	$294,543
Selling, General and Administrative Expenses	$6,945,037	$8,345,178
(Loss) from Operations	$(6,538,373)	$(8,050,635)

We generated revenues of $1,644,295 in the first nine months of 2016 compared to $1,682,711 in the same period of the prior year. As our mall network has only recently been constructed and is being expanded, at the current time, revenues from the use of our Mobiquity devices are consisted of $113,494 of our consolidated revenues. In future reporting periods, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our Mobi-Beacons and the data that can be derived therefrom and the expectation that advertisers will begin to utilize our mall network. See “Plan of Operation.”

Cost of revenues was $1,237,631 or 75.3% of revenues in the first nine months of 2016 compared to $1,388,168 or 82.5% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The decrease in cost of revenues of $150,537 in 2016 is related to volume and product mix of the products our customers purchased.

Gross profit was $406,664 for the first nine months of 2016 or 24.7% of net revenues compared to $294,543 in the same fiscal period of the prior year or 17.5% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $6,945,037 for the first nine months of 2016 compared to $8,345,178 in the comparable period of the prior year, a decrease of approximately $1,400,141. Such operating cost reductions include payroll and related expenses, professional fees and non-cash stock based compensation.

The net operating loss for the first nine months of 2016 was $(6,538,373) as compared to $(8,050,635) for the comparable period of the prior year. The decrease in operating loss is attributable to the focused effort in creating and streamlining the infrastructure required to move forward with the mall network, to provide information technology support.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $224,974 at September 30, 2016. Cash used in operating activities for the nine months ended September 30, 2016 was $4,792,828 This resulted primarily from a net loss of $7,521,794 offset by stock based compensation of $512,949, depreciation and amortization of $112,392, decrease in accounts receivable of $119,202 and a decrease in Inventory of $25,430 and an initial derivative expense of $565,780 and an amortization of debt discounts of $1,878,002 and a change in derivatives of $2,201,696, decrease in prepaid expenses and other assets of $574,108 and an increase of accounts payable and accrued expenses of $1,002,523. The Company had an increase in investing activities of $257,575 with the purchase of equipment and expansion to the network platform in new and existing mall and other locations. Cash flow from financing activities of $3,240,376 resulted from the proceeds from the issuance of the Company's preferred stock $400,000 and use of the letter of credit and securing promissory notes totaling $2,840,376.

We had cash and cash equivalents of $2,055,697 at September 30, 2015. Cash used by operating activities for the nine months ended September 30, 2015 was $6,533,705. This resulted primarily from a net loss of $8,318,690 partially offset by a decreases in accounts receivable of $53,774 and a decrease of $21,719 in prepaid expenses and other assets. Net cash of $5,221 was used by investing activities to acquire property and equipment. Net cash was provided by financing activities totaling $6,945,000 resulting from $2,720,000 in the issuance of common stock and $4,225,000 in loan proceeds.

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

Recent Financings

Since January 1, 2014, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

January/February 2014	$2,060,300	Issued 6,867,669 common shares and warrants to purchase 3,433,339 shares
March 2014	$500,000	Issued 2,000,000 common shares.
July 2014	$1,000,000	Issued 2,000,000 shares and warrants to purchase 1,000,000 shares
July 2014	$250,000	Issued convertible note in the principal amount of $250,000 and warrants to purchase 125,000 shares
November 2014 (1)	$1,000,000	Issued two-year promissory note in the principal amount of $1,000,000
December 2014 (1)	$1,050,000	Issued two-year promissory note in the principal amount of $1,050,000
January 2015 (1)	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015 (1)	$850,000	Issued two-year promissory note in the principal amount of $850,000
March 2015	$500,000	Issued 1,666,667 common shares and a like number of warrants
April 2015	$1,710,000	Issued 5,700,000 common shares and a like number of warrants
May 2015	$510,000	Issued 1,700,000 common shares and a like number of warrants
August/October 2015	$3,675,000	Issued promissory notes in the principal amount of $3,675,000 and 3,675,000 shares of restricted common stock and warrants to purchase an additional 3,675,000 shares of restricted common stock
December 2015 – March 2016	$2,400,000	Issued 240,000 shares of preferred stock convertible into 12,000,000 shares of common stock with anti-dilution protection for 2016
April – May 2016	$1,025,000	Issued convertible promissory notes in the principal amount of $1,025,000, convertible at $.20 per share with 100% warrant coverage.
Third quarter 2016	$700,000	Issued short term convertible promissory notes in the principal amount of $700,000 and prepaid interest of 4,900,000 common shares.
Fourth quarter 2016	$595,418	Exercise of outstanding warrants/options at $.05 per share and issuance of approximately 11,908,335 shares of common stock.

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

In April through June 2016, the Company issued and sold 12% unsecured promissory notes in the principal amount of $1,025,000, convertible at $.20 per common share. Upon conversion, the note holders would receive 100% warrant coverage, exercisable at $.20 per common share over a period of five years with cashless exercise provisions. These notes automatically convert in the event at least $5 million is raised in an equity financing. Prior to the mandatory conversion date, note holders have the option to convert the principal and accrued interest also on the same terms as the mandatory conversion and the Company has the option to prepay.

The Company raised $700,000 in the third quarter of 2016 from the sale of secured promissory notes in the principal amount of $700,000 from six accredited investors. Each Note was scheduled to be repaid on October 31, 2016, but payment was not made. In lieu of interest on the Note, 4,900,000 restricted shares of common stock were issued to the Note Holders. At the option of the Note Holder, each Note shall be convertible at the lower of $.20 per common share or into securities on the same terms of the next completed equity offering of at least $10 million in gross proceeds. In the event the Note is converted into common stock,100% warrant conversion shall be provided to the Note Holder for each share of common stock issued upon conversion. These warrants will have a term of three years and shall be exercisable at $.20 per common share. Prior to this offering, Thomas Arnost, Executive Chairman, has a secured interest in the amount of $322,000 in the assets of the Company and its subsidiaries. Mr. Arnost has agreed that the investors in this offering will have a pari passu first secured interest with Mr. Arnost in all assets of the Company and its subsidiaries.

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

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2016 through September 30, 2016, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2016	Preferred Stock	40,000 shares	$400,000; no commissions paid	Section 4(2); Rule 506	Each Preferred Share is convertible into 50 shares of Common Stock and subject to anti-dilution protection for 2016

Jan. – June 2016	Common Stock	940,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

April – May 2016	Convertible Promissory Notes	$1,025,000 in principal amount	$1,025,000; no commissions paid	Section 4(2); Rule 506	Convertible at $.20 per share with 100% warrant coverage, also exercisable at $.20 per share over a term of five years
Third Quarter 2016	Convertible Promissory Notes	$700,000 in principal amount, also issued 4,900,000 shares of common stock as pre-paid interest	$700,000; no commissions paid	Section 4(2); Rule 506

Convertible at the lower

of $.20 per share or the next

completed equity transaction of at least $10,000,000; in the event of conversion, there is 100% warrant coverage with a term of three years exercisable at $.20 per share

(b) Rule 463 of the Securities Act is not applicable to the Company.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: December 9, 2016	By:	/s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: December 9, 2016	By:	/s/ Michael D. Trepeta
Michael D. Trepeta,
Co-Principal Executive Officer

Date: December 9, 2016	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

