Form 10-K
period 2016-12-31
Mobiquity Technologies, Inc.
filed 2017-04-14
CIK 1084267

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016 the number of shares of Common Stock held by non-affiliates was approximately 71,175,872 shares based upon 80,176,434 shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $.10 per share as of June 30, 2016) of the Company’s Common Stock was approximately $7,117,587.

The number of shares outstanding of the Registrant’s Common Stock, as of April 5,2017, was 185,201,768.

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

i

Item 1. Business

Introduction

Mobiquity Technologies, Inc., a New York corporation (the “Company”), is the parent company of two operating subsidiaries; Mobiquity Networks, Inc.(“Mobiquity Networks”) and Ace Marketing & Promotions, Inc. (“Ace Marketing”). The Company’s wholly-owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on Driving Awareness and Foot-traffic throughout its indoor mall-based beacon network, into a next generation mobile location data and marketing company. Mobiquity Networks provides precise unique, at-scale location-based data and insights on consumer’s real world behavior and trends for use in marketing and research. With our combined data sets of shopping malls, premium outlets and cinemas beacon data, and first party location data via our advanced Software Development Kit (“SDK”) utilizing multiple geo-location technologies, Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis. Mobiquity Networks is seeking to create several new revenue streams from the mobile data collection and analysis, including, but not limited to; Push Notification Campaigns, Mobile Audiences & Segments, real-time Data Provision, Attribution Reporting and Custom Research. The Company is also attempting to reduce expenses by renegotiating certain Mall Developer Agreements.

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

Mobiquity Networks

Mobiquity Revenue Streams

Mobiquity Networks is seeking to create several new revenue streams from the mobile data collection and analysis, including, but not limited to; Push Notification Campaigns, Mobile Audiences and Segments, real-time Data Provision, Attribution Reporting and Custom Research as described below.

Push Notification Campaigns

Push notification campaigns are ideal for drive in-store traffic by reaching consumers before they decide where to shop and what to buy in malls and shopping center common areas.

Data collected with push notifications can:

•	Increase your client’s revenue potential by driving in-store traffic;

•	Enable real time, location based in-app engagement; and

•	Enhance interaction by providing localized, relevant content.

Mobile Audiences

Mobiquity’s Mobile Audiences enables advertisers to create specific audience segments based on user’s real world behaviors. With tracking of over 500 plus brands to understand consumer behavior and affinity, the platform provides unparalleled accuracy and precision due to the volume of user data points and our understanding of dwell time at locations.

Mobiquity Mobile Audiences:

•	Retrieve over 600 existing geo-behavioral segments based on visitation to specific locations, chain and merchants;

•	Include event attendance, home/work locations and motion into your audiences;

•	Create custom or use standard audiences like: frequent store visitors, in-market auto buyers, consumers with homes in specific zips/DMAs; and

•	Are provided directly to client systems or via standard services.

Location Data Feeds

Looking to substantially increase the number of unique devices on your own location data platform? Mobiquity’s Location Data Feed will provide clients with millions of first party unique devices and associated meta data to use with clients own places database.

With location data feeds, clients have access to:

•	Location data from millions of devices;

•	Updates on client’s schedule which can be real-time, daily, monthly; and

•	Includes data on operating system, timestamp, latitude, longitude and more relevant data.

Campaign Attribution

Mobiquity clients can now determine impact of its advertising campaigns on its in-store visits and store traffic patterns by leveraging our platform to collect and analyze location data for a clear view of how effectively client campaigns are in driving consumers to its stores.

With Mobiquity Mobile Audiences, clients can have real time information on:

•	Footfall attribution;

•	Insights of daily conversion;

•	Insights on visit time and dwell time; and

•	Geographical and Audience analysis.

Footfall, Audience & Path Reporting

Customized reports provide our clients with a deeper understanding of consumer behaviors, store location performance, new store site selection and marketing strategy.

Reports include:

•	Visit analysis by time & trends by time of day, week and month;

•	Distance from home/work of store locations;

•	Performance, trends, and comparisons of store locations;

•	Dwell time and frequency comparisons by store locations;

•	Competitive analysis;

•	Locations visited before and after the desired points of interest(“POI”); and

•	Correlation between POIs visited and distance from key locations

What Mobiquity Networks is about

Mobiquity Networks is a location data marketing and insights company. We provide accurate and precise location on millions of mobile devices to help marketers and researchers better find and understand their audiences. All of our data is first party supplied by our SDK installed within dozens of class "A" app partner's apps. First party data is considered the most valuable and accurate that can be collected from an SDK. All data provided by Mobiquity Networks is deterministic with a high degree of accuracy and precision.

Mobiquity Networks’ data is unique for the following reasons:

•     Massive Scale: 15 million plus unique devices;

•     Unique (exclusive) data from our owned & operated network of beacons in class “A” malls, shopping outlets and cinemas. In the united states, indoor locations represent approximately 30% of major retail locations;

•     Data Density: 100 plus data points collected per user/day;

•     Spatial Precision: 85% accurate within less than 30 feet;

•     Verified Visits: frequency and dwell time in store utilized to determine real consumer visits;

•     Diverse Data:found in dozens of mobile apps that utilize precise location; and

•     Privacy Compliant: all user privacy is one hundred percent compliant and transparent.

Mobiquity Networks determines a location visit by utilizing all the location sensors built into a mobile device: GPS, Bluetooth, Wi-Fi and motion sensors. To be considered a verified visit a device must have triggered an enter location event (GPS, Wi-Fi, Bluetooth), had a set amount of accuracy to the location event and dwelled at the location for a set amount of time. A typical definition of a verified visit would be a device that was seen at a location in the last 30 days, dwelled at the location for a minimum of 10 minutes and had a high degree of accuracy.

Strategy

Mobiquity Networks derives its revenue utilizing the revenue streams mentioned above. All of the products used to derive revenue for the Company are reliant on the collection of data. To achieve management’s revenue goals moving forward, we have developed a strategy to increase the two main driving forces behind our data collection. One strategy is to increase the total number of users we see on a monthly basis (“MAU”), and the second strategy is to increase the total number of locations (Places) available to see our MAU’s visit over the same time period. We are currently seeing approximately 13,000,000 unique mobile devices by the MAU on a monthly basis and roughly 20,000,000 unique devices for the first 100 days of 2017. The ability to see and collect the data required from these unique devices comes from the installation of our proprietary Software Development Kit (SDK) into third party mobile applications (Apps). To continue to grow the total number of unique devices we can see on a monthly basis, we need to have our SDK installed in more third party Apps. We believe our unique offering to potential App partners gives us a competitive advantage over others in the industry. The task of partnering with third party Apps for installation of our SDK is handled internally by our business development team.

As of March 31, 2017, we had approximately 200,000 Places in our proprietary Places database, and that number should increase to over 4,000,000 Places by the end of the second quarter 2017, thus exponentially increasing the amount of data we collect. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings. Management intends to hire additional sales personnel in the last three quarters of 2017 as working capital permits.

Agreements

Due to the evolution of the Mobiquity Network’s business model, our agreements with the Mall developers are no longer considered essential to our business operations as our Places data base has grown to approximately 4 million locations making malls a subset within our retail category. This is the major reason why we have allowed many of our mall developer contracts to be terminated by the other parties. We continue to have active agreements with Preit and Rousse malls on a revenue sharing basis covering an aggregate of 55 malls and an agreement with Simon Property malls covering about 195 malls, which agreement will expire no later than December 31, 2017. Since April 2016, this agreement is being financed through lines of credit totaling $2.7 million which lines of credit have been assigned to us by two stockholders in exchange for our common stock. See “Item 13.” This agreement is anticipated to be in default if the lines of credit are not reissued by us by the beginning of June 2017, unless a new agreement is entered into prior to that time. For a description of our prior mall agreements, reference is made to “Item 1” of our Form 10-k for the fiscal year ended December 31, 2015.

We have entered into agreements with many third party app partners such as LiveRamp. LiveRamp is an Acxiom company, located in the technology hub of San Francisco, delivering privacy-safe solutions to market and honoring the best practices of leading associations, including the Digital Advertising Alliance’s (DAA) ICON and App Choices programs, the Interactive Advertising Bureau, the Data & Marketing Association, and the Advertising Research Foundation. Through our agreement with LiveRamp, we have the ability to make our Mobile Audiences Product available to nearly all buyers interested in such data.

Our Proprietary Technology Platform

Mobiquity Networks has developed a highly accurate and scalable proprietary cloud based mobile location platform to allow millions of connected mobile devices to easily and securely log billions of events per day and receive timely user notifications in real-time.

The Mobiquity Networks’ platform analyzes a combination of raw GPS, Wi-Fi and iBeacon radio signals when collecting mobile data to identify user patterns in densely populated urban areas, and even inside stores or desired points of interest. This data is additionally analyzed and enriched with how often users visit specific locations, and how much time they spend at each location. The resulting combined contextual data ensures clients receive highly accurate insights into consumers’ offline behavior and purchase intent.

The Mobiquity Networks platform is hosted and managed on Amazon Web Service (AWS) and takes full advantage of open standards for processing, storage, security and big data technology. Specifically, the Mobiquity Networks platform uses the following AWS services: EC2, Lambda, Kafka, Kinesis, S3, Storm, Spark, Machine Learning, RDS, Redshift, Elastic Map Reduction, CloudWatch, and Elastic Search Service with built-in Kibana integration.

Mobiquity Networks’ unique approach to validating mobile device location visits produces extremely precise and accurate location data with its publisher application SDK.

The Mobiquity Networks’ SDK for iOS and Android is a proprietary intelligent replacement for iOS CLLocationManager and the Android Location Manager technology. It provides all the existing location manager functionality plus adds the following benefits:

•	advanced location technology capabilities (such as always-on location services, enhanced accuracy, lower battery drain, and others),

•	automatic venue recognition,

•	access to storefront and venue map database, and

•	a detailed location analytics

Mobiquity Networks’ SDK enables partner publishers to add enhanced location capabilities, and therefore personalized experiences, to their mobile applications without the need for location expertise.

Mobiquity Networks has assembled a comprehensive location database to convert geographical coordinates to a physical address in the real world. Mobiquity Networks built its own database because existing location databases did not have good enough data to resolve accurate places for user visits. This database includes the street level venue storefronts and entrance for businesses in the U.S., addresses, building polygons, venue polygons, and other related points of interest information. Currently this database has over 4 million locations and continues to be populated thereby improving the platforms’ algorithm for user visit accuracy.

Utilizing massively parallel cluster computing and machine learning algorithms and technology, Mobiquity Networks processes user dwell-time and frequency of visit data within iBeacons, Wi-Fi and GPS signals to segment highly targetable audiences for mobile marketing. This data processing provides valuable, actionable geo-behavioral data for advertisers and application publishers and made available through an automated platform.

Figure 2 – Data Collection, Processing and Development

The Mobiquity Networks platform automatically synchronizes audience data to various Data Management Providers (DMP), Demand Side Providers (DSP), trading desks and other partners using its marketplace connection application programmer interfaces (API).

Publishing partners are given access to a comprehensive dashboard to view mobile device traffic and audience segment information of their application user base. This information can be both viewed and access via API to incorporate into internal client systems.

Intellectual Property

In March 2013, we formed Mobiquity Networks and Mobiquity Wireless in Spain. Mobiquity Wireless then acquired the assets of our then licensor, FuturLink. These assets include, without limitation, the FuturLink technology which consists of patent applications, source codes and trademark(s). The patent applications acquired related to the hardware and associated process for identifying and acquiring connections to mobile devices and the process for delivering select content to users on an opt-in basis. Additionally, significant “know how” was acquired with respect to managing remote hardware across a large physical network. As the technology owner, we will leverage the hardware and software included in our purchase to expand our mall-based footprint in the United States. We believe our acquisition of FuturLink’s technology and corresponding patent applications provided us with the flexibility and autonomy to improve, upgrade and integrate new ideas and cutting edge technologies into our then existing platform. This has allowed us to evolve as new technologies emerge. To date, we have published for four patents and two have been approved. We believe that our intellectual property is a valuable asset to us as we move forward with our technology platform.

Governmental Regulations

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. We strive to comply with all applicable laws, regulations, self-regulatory requirements and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. As we develop and provide solutions that address new market segments, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. From time to time, we may be notified of or otherwise become aware of additional laws and regulations that governmental organizations or others may claim should be applicable to our business. Our failure to anticipate the application of these laws and regulations accurately, or other failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our net revenues to decrease, our costs to increase or our business otherwise to be harmed. See “Risk Factors.”

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. See “Risk Factors. “

Integrated Marketing Company

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

Ace Marketing derives revenues from each of the following resources:

☐	Brand analysis and development.

☐	Website analysis and development.

☐	Database analysis and building.

☐	Integrated marketing solutions.

Substantially all of our resources and marketing efforts are dedicated toward deriving revenues from the operations of Mobiquity Networks.

Competition

We compete in the location-based mobile data, marketing and research business and in all other facets of our business against small, medium and large companies throughout the United States. Some examples include companies such as Placed, PlaceIQ, Factual, xAd and Foursquare. Although we can give no assurance that our business will be able to compete against other companies with greater experience and resources, we believe we have a competitive advantage with our proprietary Places Database, software and technology platform. As previously mentioned, we have the exclusive rights to provide Bluetooth marketing services in the common area for various shopping malls. This gives us the ability to compete with these other companies to provide indoor data based upon the exclusive rights in such malls.

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

Employees

We have approximately 16 full time employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize several additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

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

Risks Relating To Our Business

We are dependent upon the immediate receipt of substantial additional financing to carry out our plan of operations and to meet our anticipated financial commitments over the next one year. Our auditors have expressed a substantial doubt of our ability to continue as a going concern. We are dependent upon the immediate receipt of substantial additional financing to carry out our plan of operations and to meet our anticipated financial commitments over the next one year, including, without limitation, maintaining the current technology and supporting staff, making minimum payments to our mall managers as required and making timely payments to our debt holders. The accompanying consolidated financial statements have been prepared assuming our company will continue as a going concern. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing to advance our mall network system and to develop a revenue stream resulting therefrom. We have incurred net losses for the years ending December 31, 2016, 2015 and 2014 of $10,701,503, $10,459,724 and $10,506,099, respectively. As of December 31, 2016, we had an accumulated deficit of $51,182,093. For the year ended December 31, 2016, we have had negative cash flows from operating activities of $5,929,852. These factors raise substantial doubt concerning our ability to continue as a going concern. We can provide no assurances that we will be successful in raising additional equity and/or debt financing on terms satisfactory to us, if at all, to remain a going concern.

We have a history of operating losses and may not in the future generate consistent revenues or profits. Since our inception, we have experienced a continued history of operating losses and an accumulated deficit of $51,182,093 at December 31, 2016. We have incurred net losses for the years ending December 31, 2016, 2015 and 2014 of $10,710,503, $10,459,724 and $10,506,099, respectively. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. Our Mobiquity Network subsidiary has $65,932 in revenues from its operations for the year ended December 31, 2016. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the future. This is particularly the case as we are shifting our business emphasis to focus on our Mobiquity Network business.

We entered into convertible promissory notes in the aggregate amount of $1,600,000 which are secured by all of our assets. These notes have a current maturity dates beginning on August of 2017, but the noteholder has the right to call the note at any time, which could adversely affect our liquidity and capital resources. On March 31, 2017, we issued secured promissory notes in the aggregate amount of $1,100,000 to two non-affiliated investors and an additional $500,000 is expected to be issued in late April 2017. The maturity date of the notes is August through October 2017. The payment of these notes at maturity could come at a time when it would not be advantageous to us and could materially adversely affect our liquidity and capital resources. We can provide no assurances that we will be able to meet our obligations under these notes as they become due and payable.

We are focusing the majority of our attention on our Mobiquity Networks data collection and analysis business. We operate through our wholly-owned subsidiaries, Ace Marketing & Promotions, Inc. and Mobiquity Networks, Inc. Ace Marketing is our legacy marketing and promotions business which provides integrated marketing services to our commercial customers. While Ace Marketing currently represents substantially all of our revenue, we anticipate that activity from Ace Marketing will represent a diminishing portion of corporate revenue as our attention is now principally focused on developing and executing on opportunities in our Mobiquity Networks business. We believe that our Mobiquity Networks business represents our growth opportunity going forward. We expect that Mobiquity Networks will generate the majority of our revenue by the end of 2017, although no assurances can be given in this regard. Further, we can provide no assurances that the implementation of our Mobiquity Networks’ business will meet our expectations in terms of generating a certain amount of revenue by a certain year.

We did not receive any significant revenues from our new Mobiquity business in 2016 and we cannot accurately predict the volume or timing of any future revenues. We may be unable to capture revenue from our new Mobiquity business and product offerings in the manner in which we anticipate. As such, we cannot accurately predict the volume or timing of any future revenues.

Our Mobiquity Network business is dependent upon our successful integration of our SDK into various third party applications (or apps) publishers to collect and analyze data and create product offerings from the data collected. For us to create and expand our business model, we are dependent upon entering into agreements with mobile application third party publishers. The greater the number of publisher apps into which our SDK is embedded, the greater number of original data we can collect and analyze. We currently have entered into agreements with a limited number of third party app publishers. There is a risk that we will be unable to expand our third party publisher network on terms satisfactory to us, or at all, and if we are unable to do so, our results of operations and overall business prospects would suffer.

The location-based mobile marketing industry is relatively new and our competition may become extensive. Currently, we have not generated significant revenue from this new and unproven segment of our business. While we intend to market our Mobiquity products and services, there is a risk that our location-based mobile data collection and analysis will be unable to compete with large, medium and small competitors that are in (or may enter) the industry with substantially larger resources and management experience.

We expect to derive substantially all of our future revenues from our principal technology, which leaves us subject to the risk of reliance on such technology. Further, our principal technology is subject to pending patent applications which could be rejected by the United States Patent and Trademark Office. We expect to derive substantially all of our future revenues from Mobiquity Networks. As such, any factor adversely affecting our ability to offer and implement our solution to new customers, including regulatory issues, market acceptance, competition, performance and reliability, reputation, price competition and economic and market conditions, would likely harm our operating results.

If our Mobiquity technology fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the technology, and we may have insufficient resources to do so. Our Mobiquity Networks solution is designed to address an evolving marketplace and must comply with current and evolving customer requirements in order to gain market acceptance. There is a risk that we will not meet anticipated customer requirements or desires. If we are required to redesign our technologies to address customer demands or otherwise modify our business model, we may incur significant unanticipated expenses and losses, and we may be left with insufficient resources to engage in such activities. If we are unable to redesign our technology, develop new technology or modify our business model to meet customer desires or any other customer requirements that may emerge, our operating results would be materially and adversely affected.

If we fail to respond quickly to technological developments, our service may become uncompetitive and obsolete. The data collection and analysis market in which we plan to compete is expected to experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new improvements. If we are unable to respond quickly to these developments, we may lose competitive position, and our technologies may become uncompetitive or obsolete, causing revenues and operating results to suffer. In order to compete, we may be required to develop or acquire new technology and improve our existing technology and processes on a schedule that keeps pace with technological developments. We must also be able to support a range of changing customer preferences. We cannot guarantee that we will be successful in any manner in these efforts.

We cannot predict our future capital needs and we may not be able to secure additional financing. Between January 2013 and December 2016, we raised over $21 million in private equity and debt financing to support our transformation from an integrated marketing company to a technology company. Since we might be unable to generate recurring or predictable revenue or cash flow to fund our operations, we will likely need to seek additional (perhaps substantial) equity or debt financing even following this offering to provide the capital required to maintain or expand our operations. We may also need additional funding for developing products and services, increasing our sales and marketing capabilities and acquiring complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. We cannot predict our future capital needs with precision, and we may not be able to secure additional financing on terms satisfactory to us, if at all, which could lead to termination of our business.

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

Our future performance is materially dependent upon our management and their ability to manage our growth. Our future performance is substantially dependent upon the efforts and abilities of members of our existing management. This is particularly the case as we seek to ramp up our newer location-based mobile business in 2017 and beyond. The loss of the services of our management personnel could have a material adverse effect on our business. We currently lack “key man” life insurance policies on any of our officers or employees. Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel. The number of management personnel is currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

If our management team does not remain with us in the future, our business, operating results and financial condition could be adversely affected. Our future success depends in large part on our current senior management team and our ability to attract and retain additional high-quality management and operating personnel. Our senior management team’s in-depth knowledge of and deep relationships with the participants in our industry are extremely valuable to us. Our business also requires skilled technical and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business, could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. We also have a number of employees who were granted stock options over the past few years that have an exercise price per share that is lower than the current fair market value. If we are successful as a public company, of which there can be no assurances, these employees may choose to exercise their options and sell the shares, recognizing a substantial gain. As a result, it may be difficult for us to retain such employees.

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

If we fail to respond quickly to technological developments, our technology may become uncompetitive and obsolete. The mobile data market is expected to experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to respond quickly to these developments, we may lose competitive position, and our solutions or technologies may become uncompetitive or obsolete, causing revenues and operating results to suffer. In order to compete, we may be required to develop or acquire new technologies and improve our existing technologies and processes on a schedule that keeps pace with technological developments and the requirements for our industry. We must also be able to support a range of changing customer preferences. We cannot guarantee that we will be successful in any manner in these efforts, and our inability to do so could cause our business to suffer.

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

Our subsidiary which operates our legacy business sells its branded merchandise to a diverse group of customers, which includes a principal customer. For the year ended December 31, 2016, one customer accounted for approximately 35% of net revenues for our branded merchandise as compared to a customer accounting for approximately 38% of net revenues for the comparable period of the prior year. A loss of a principal customer in our legacy business could substantially affect our results of operations.

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

Our principal stockholders, directors and executive officers have a material level of control over us, which could delay or prevent a change in our corporate control favored by our other stockholders. As of the date of this Form 10-K, our principal stockholders, directors and executive officers beneficially own, in the aggregate, approximately 31% of our outstanding common stock. These figures include potential future exercises of outstanding options or warrants into shares of common stock. The interests of our current directors and executive officers may differ from the interests of other stockholders. As a result, these current directors and officers could have the ability to exercise material influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Our lease for approximately 2,000 square feet of space at an annual cost of approximately $30,150 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738 expired in November 2013. We currently lease this property on a month to month basis for approximately $2,500 per month beginning December 2014, with a 5% increase in rent each year.

In March 2013, we entered into a two-year lease for an approximately 1,200 square foot facility of office and warehouse space in Barcelona, Spain, at monthly cost of approximately $2,200. We have closed this facility and consolidated our efforts moving our activities back to the United States.

In March of 2014, we entered into a month-to-month lease agreement for approximately 400 square feet of office space located in Manhattan, NY at a monthly cost of $3,700. In May of 2015 we moved to a larger location with the same landlord on a month to month basis for $4,700 each month.

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

Quarters Ended	High	Low
March 31, 2016	$.23	$.08
June 30, 2016	.16	.07
September 30, 2016	.11	.02
December 31, 2016	.06	.01
March 31, 2015	.38	.18
June 30, 2015	.39	.20
September 30, 2015	.37	.10
December 31, 2015	.31	.13

The closing sales price on December 31, 2016 was $.06 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

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

As of January 4, 2017, there were 149 holders of record of our common stock and approximately 627 additional beneficial holders of our common stock. Our transfer agent is Continental Stock Transfer & Trust company, 17 Battery Place, 8th Floor, New York, NY 10004.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

(a) In fiscal 2016, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2016	Preferred Stock	40,000 shares	$400,000; no commissions paid	Section 4(2); Rule 506	Each Preferred Share is convertible into 50 shares of Common Stock and subject to anti-dilution protection for 2016

Jan. – June 2016	Common Stock	940,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

Third Quarter 2016	Convertible Promissory Notes	$700,000 in principal amount, also issued 4,900,000 shares of common stock as pre-paid interest	$700,000; no commissions paid	Section 4(2); Rule 506	Convertible at the lower of $.20 per share or the next completed equity transaction of at least $10,000,000; in the event of conversion, there is 100% warrant coverage with a term of three years exercisable at $.20 per share

Fourth Quarter 2016	Common Stock	Exercise of Warrants/options- 11,908,335 common shares	$595,417	Section 3(a)(9)	Exercise of warrants/ options at $.05 per share

RECENT PURCHASES OF SECURITIES

In 2016, we have had no repurchases of our Common Stock.

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

Overview

Mobiquity Technologies, Inc., a New York corporation (the “Company”), is the parent company of two operating subsidiaries; Mobiquity Networks, Inc.(“Mobiquity Networks”) and Ace Marketing & Promotions, Inc. (“Ace Marketing”). The Company’s wholly-owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on Driving Awareness and Foot-traffic throughout its indoor mall-based beacon network, into a next generation mobile location data and marketing company. Mobiquity Networks provides precise unique, at-scale location-based data and insights on consumer’s real world behavior and trends for use in marketing and research. With our combined data sets of shopping malls, premium outlets and cinemas beacon data, and first party location data via our advanced Software Development Kit (“SDK”) utilizing multiple geo-location technologies, Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis. Mobiquity Networks is seeking to create several new revenue streams from the mobile data collection and analysis, including, but not limited to; Push Notification Campaigns, Mobile Audiences & Segments, real-time Data Provision, Attribution Reporting and Custom Research. The Company is also attempting to reduce expenses by renegotiating certain Mall Developer Agreements.

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

Revenue Recognition – Mobiquity Networks. Revenue is recognized with the billing of an advertising contract or data sale. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. The second type of revenue is through the licensing of our data. Revenue from data can occur in two ways; the first is a direct feed, which is billed at the end of each month. The second way is through the purchasing of audience segments. When an audience segment is purchased, we bill the buyer upon delivery, which is usually 1-2 days for the order date.

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

Plan of Operation

Mobiquity Networks derives its revenue utilizing the revenue streams mentioned above. All of the products used to derive revenue for the Company are reliant on the collection of data. To achieve management’s revenue goals moving forward, we have developed a strategy to increase the two main driving forces behind our data collection. One strategy is to increase the total number of users we see on a monthly basis (“MAU”), and the second strategy is to increase the total number of locations (Places) available to see our MAU’s visit over the same time period. We are currently seeing approximately 13,000,000 unique mobile devices by the MAU on a monthly basis and roughly 20,000,000 unique devices for the first 100 days of 2017. The ability to see and collect the data required from these unique devices comes from the installation of our proprietary Software Development Kit (SDK) into third party mobile applications (Apps). To continue to grow the total number of unique devices we can see on a monthly basis, we need to have our SDK installed in more third party Apps. We believe our unique offering to potential App partners gives us a competitive advantage over others in the industry. The task of partnering with third party Apps for installation of our SDK is handled internally by our business development team.

As of March 31, 2017, we had approximately 200,000 Places in our proprietary Places database, and that number should increase to over 4,000,000 Places by the end of the second quarter 2017, thus exponentially increasing the amount of data we collect. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings. Management intends to hire additional sales personnel in the last three quarters of 2017 as working capital permits.

Results of Operations

Year Ended December 31, 2016 versus Year Ended December 31, 2015

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31
	2016	2015
Revenue	$2,268,523	$2,491,875
Cost of Revenues	1,603,500	1,627,851
Gross Profit	665,023	864,024
Operating Expenses	8,950,494	11,549,375
Loss from operations	(8,285,471)	(10,685,351)
Net Loss	(10,710,503)	(10,459,724)
Other comprehensive Income (Loss)	(14,119)	3,308
Net comprehensive loss	(10,724,622)	(10,456,416)
Net Loss per common Share	(.13)	(.14)
Weighted average common Shares outstanding	83,575,215	72,965,632

We generated revenues of $2,268,523 in fiscal 2016 compared to $2,491,875 in the same period for fiscal 2015, a change in revenues of $223,352. We have expended a large portion of our resources and man power in expanding our mobi segment and less time in our branded merchandise. In 2017, we anticipate our future revenues increasing in our Mobiquity Networks subsidiary due to expanded efforts in the sales of big data.

Cost of revenues was $1,603,500 or 70.7% of revenues in fiscal 2016 compared to $1,627,851 or 65.3% of revenues in the same fiscal period of fiscal 2015. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues in 2016 is related to volume and product mix of the products our customers purchased.

Gross profit was $665,023 for fiscal 2016 or 29.3% of net revenues compared to $864,024 in the same fiscal period of 2015 or 34.7% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As revenues from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $8,950,494 for fiscal 2016 compared to $11,549,375 in the comparable period of the prior year. Such operating cost reductions include payroll and related expenses, commissions, insurance, rents, fee payments to malls, professional (consulting) and public awareness fees. The corporation has been trimming expenses in order to shift its efforts in obtaining a new revenue stream.

The net loss for 2016 was $10,710,503 as compared to $10,459,724 for the comparable period of the prior year. As a result of other comprehensive income (losses) totaling $(14,119) for 2016 and $3,308, for 2015, our net comprehensive loss for 2016 was $10,724,622 as compared to $10,456,416 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity network business.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Liquidity and Capital Resources

We had cash and cash equivalents of $213,184 at December 31, 2016. Cash used by operating activities for the year ended December 31, 2016 was $5,929,852. This resulted from a net loss of $10,710,503, partially offset by non-cash expenses, including depreciation and amortization of $159,234, stock based compensation of $683,036, stock issued for services of $122,730, impairment of long-lived assets of $223,487. Cash used in investing activities amounted to $283,684, which funds were used to expand our intellectual platform. Cash provided by financing activities of $4,396,177 was the result of the sale of our company preferred stock in the amount of $400,000, proceeds from exercising warrants, and net of offering costs proceeds from loans in the amount of $3,400,760.

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

Recent Financings

In 2015 and 2016, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

January 2015	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015	$850,000	Issued two-year promissory note in the principal amount of $850,000
March 2015	$500,000	Issued 1,666,667 common shares and a like number of warrants
April 2015	$1,710,000	Issued 5,700,000 common shares and a like number of warrants
May 2015	$510,000	Issued 1,700,000 common shares and a like number of warrants
August/October 2015	$3,675,000	Issued promissory notes in the principal amount of $3,675,000 and 3,675,000 shares of restricted common stock and warrants to purchase an additional 3,675,000 shares of restricted common stock
December 2015- March 2016	$2,400,000	Issued 240,000 shares of preferred stock convertible into 12,000,000 shares of common stock with anti-dilution protection for 2016
April – May 2016	$1,025,000	Issued convertible promissory notes in the principal amount of $1,025,000, convertible at $.20 per share with 100% warrant coverage.
Third Quarter 2016	$700,000	Issued short term convertible promissory notes in the principal amount oif $700,000 and prepaid interest of 4,900,000 common shares.
Fourth Quarter 2016	$595,417	Exercise of outstanding warrants/options at $.05 per share and issuance of approximately 11,908,335 shares of common stock.

First Quarter 2017 Loan Agreements and Certain Transactions

Prior to the February 28, 2017 sale of secured debt, the Company’s holders of all of its Series AA preferred stock and substantially all of its outstanding debt both secured and unsecured (approximately $12.1 million) have been converted into equity securities of the Company as outlined below. It should be noted that the capital transactions below were based on a premium to the average closing sale price of $0.045 per share during the 60 day period prior to February 08, 2017.

On February 28, 2017, the Company entered into an agreement with a two non-affiliated persons to provide $1.6 million of short term secured debt financing in three monthly tranches, with the first monthly tranche in the amount of $600,000. The Company will issue in connection with each tranche, six-month secured convertible promissory note(s). Each note is initially convertible at $.05 per share. Any prepayment of the note requires the payment of a 25% premium and guaranteed interest for the entire six-month note. In the case of default, the amount owed by the Company will become 130% of the outstanding principal and accrued interest thereon. The Conversion Price will rest in the event that the note is unpaid and in default on the sixth month anniversary date of the issuance of the note. In connection with this transaction, the Company agreed to issue an origination fee of 1,600,000 shares of restricted common stock. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction.

As of April 5, 2017, the Company has outstanding 185,201,768 shares of common stock, 1,118,538 shares of newly designated Series AAA preferred stock and $1,350,000 of convertible notes. The convertible notes consist of $1,200,000 of secured notes and $150,000 of unsecured notes. Of the 1,118,538 shares of Series AAA preferred stock outstanding, 240,000 Series AA preferred stock with an original cost basis of $2.4 million were converted into Series AAA preferred stock. The remaining 878,538 shares of Series AAA preferred stock were issued in exchange for the conversion of principal and accrued interest of approximately $8,785,380 of unsecured debt. The terms of the Series AAA preferred stock can be summarized as follows:

The price of each preferred share may be convertible into common stock with an equivalent purchase price of $.10 per common share. If the preferred shares are converted, the subscriber will then receive 100% warrant coverage, with each warrant exercisable at $.05 per share with a cash payment to the Company through the close of business on December 31, 2019. The preferred shares have no voting or other preferences except as required by law other than the right of conversion described above and a liquidation preference equal to $.01 per share.

Thomas Arnost, our Executive Vice Chairman, and another principal stockholder agreed to convert letters of credit in the principal amount of $2,700,000 and $322,000 of secured debt into shares of common stock at the then marketing price of $.05 per share. Accrued interest on these obligations were either previously converted into our common stock or were upon conversion of the principal, converted into common stock at the fair market value of our common stock at each interest accrual date.

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

Financial Statements and Supplementary Data

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth herein.

MOBIQUITY TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Mobiquity Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Mobiquity Technologies, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobiquity Technologies, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has an accumulated deficit as of December 31, 2016 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 14, 2017

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Balance Sheets
December 31,	2016	2015

Assets

Current Assets:
Cash and cash equivalents	$213,184	$2,044,662
Accounts receivable, net	298,928	323,313
Inventory, net	79,291	117,893
Prepaid expenses and other current assets	38,929	634,372
Total Current Assets	630,332	3,120,240

Property and equipment, net	15,392	103,355

Intangible assets, net	37,117	65,717

Other assets	43,332	41,858
Total Assets	$726,173	$3,331,170

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$914,697	$538,631
Accrued expenses	1,161,628	474,000
Derivative liability	350,700	576,557
Convertible promissory notes, net	10,832,275	4,276,194
Total Current Liabilities	13,259,300	5,865,382

Long-term portion of convertible promissory notes, net	–	1,571,773
Total Liabilities	13,259,300	7,437,155

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 240,000 and 200,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	25	20
Common stock, $.0001 par value; 500,000,000 and 200,000,000 shares authorized; 99,020,103 and 78,781,757 shares issued and outstanding at December 31, 2016, and December 31, 2015, respectively	9,913	7,887
Additional paid-in capital	38,652,075	36,356,626
Accumulated other comprehensive income (loss)	(13,047)	1,072
Accumulated deficit	(51,182,093)	(40,471,590)
Total Stockholders' Deficit	(12,533,127)	(4,105,985)
Total Liabilities and Stockholders' Deficit	$726,173	$3,331,170

See notes to consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Operations
Years Ended December 31,	2016	2015

Revenues
Product revenue	$2,202,591	$2,491,875
Service revenue	65,932	–
	2,268,523	2,491,875

Cost of Revenues
Cost of product revenue	1,435,244	1,627,851
Cost of service revenue	168,256	–
	1,603,500	1,627,851
Gross Profit	665,023	864,024

Operating Expenses:
Selling, general and administrative	8,950,494	11,549,375
Total Operating Expenses	8,950,494	11,549,375

Loss from Operations	(8,285,471)	(10,685,351)

Other Income (Expense):
Interest expense	(3,525,072)	(996,011)
Interest income	3	41
Change in derivatives	1,304,873	1,221,597
Loss on disposition of assets	(17,526)	–
Impairment of long lived assets	(223,487)	–
Gain on settlement of debt	36,177	–
Total Other Income (Expense)	(2,425,032)	225,627

Net Loss	(10,710,503)	$(10,459,724)

Other Comprehensive Income (Loss)	(14,119)	3,308

Net Comprehensive Loss	$(10,724,622)	$(10,456,416)

Net Loss Per Common Share:
Basic and Diluted	$(0.13)	$(0.14)

Weighted Average Common Shares Outstanding:
Basic and Diluted	83,575,215	72,965,632

See notes to consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Equity

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, at December 31, 2014	–	$–	64,818,243	$6,482	$28,966,269	$(2,236)	$(30,011,866)	$(1,041,351)
Common stock issued for cash, net of offering costs	–	–	9,043,334	908	2,719,092	–	–	2,720,000
Common stock issued in exchange for interest	–	–	410,180	40	120,680	–	–	120,720
Common stock issued for services	–	–	835,000	88	209,000	–	–	209,088
Common stock subscriptions	–	–	3,675,000	369	889,357	–	–	889,726
Stock based compensation	–	–	–	–	1,452,248	–	–	1,452,248
Preferred stock issued for cash	200,000	20	–	–	1,999,980	–	–	2,000,000
Net Loss	–	–	–	–	–	3,308	(10,459,724)	(10,456,416)
Balance, at December 31, 2015	200,000	$20	78,781,757	$7,887	$36,356,626	$1,072	$(40,471,590)	$(4,105,985)
Common stock issued in exchange for interest	–	–	6,390,011	638	475,594	–	–	476,232
Common stock issued for services	–	–	940,000	96	122,699	–	–	122,795
Common stock issued for rent	–	–	1,000,000	100	19,900	–	–	20,000
Common stock issued for warrants	–	–	11,908,335	1,192	594,225	–	–	595,417
Stock based compensation	–	–	–	–	683,036	–	–	683,036
Preferred stock issued for cash	40,000	5	–	–	399,995	–	–	400,000
Net Loss	–	–	–	–	0	(14,119)	(10,710,503)	(10,724,622)
Balance, at December 31, 2016	240,000	$25	99,020,103	$9,913	$38,652,075	$(13,047)	$(51,182,093)	$(12,533,127)

See notes to consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows
Years Ended December 31,	2016	2015

Cash Flows from Operating Activities:
Net loss	$(10,710,503)	$(10,459,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	130,634	164,346
Amortization - Intangible Assets	28,600	28,609
Amortization - Debt discount	2,662,564	614,867
Change in derivative instrument	(1,304,873)	(1,221,597)
Stock-based compensation	683,036	1,452,248
Gain on settlement of debt	(36,177)	–
Common stock issued for services	122,730	209,088
Disposal of assets	17,526	–
Impairment of long-lived assets	223,487	–
Payments on accrued interest	–	(146,776)
Changes in operating assets and liabilities:
Accounts receivable	24,385	122,579
Inventory	38,602	72,961
Prepaid expenses and other assets	593,969	(489,985)
Accounts payable	432,243	(71,325)
Accrued expenses and other current liabilities	371,813	355,078
Accrued interest	792,112	–
Total adjustments	4,780,651	1,090,093
Net Cash Used in Operating Activities	(5,929,852)	(9,369,631)

Cash Flows from Investing Activities:
Purchase of property and equipment	(283,684)	(5,221)
Net Cash Used in Investing Activities	(283,684)	(5,221)

Cash Flows from Financing Activities:
Proceeds from the issuance of notes	3,400,760	5,042,035
Proceeds received from exercising warrants	595,417	–
Proceeds from issuance of common stock	–	2,720,000
Proceeds for the issuance of preferred stock	400,000	2,000,000
Net Cash Provided by Financing Activities	4,396,177	9,762,035

Net change in Cash and Cash Equivalents	(1,817,359)	387,183
Cash and Cash Equivalents, beginning of period	2,044,662	1,654,171
Change in foreign currency	(14,119)	3,308
Cash and Cash Equivalents, end of period	$213,184	$2,044,662

Supplemental Disclosure Information:
Cash paid for interest	$169,873	$119,776
Cash paid for taxes	$–	$–

Non-cash Financing and Investing Activities:
Stock issued for interest	$476,297	$120,720
Stock issued for non-cash stock subscriptions	$–	$889,725
Recognition of debt discount	$1,079,016	$1,798,154

See notes to consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS – On September 10, 2013, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. “the Company” or “Mobiquity”). We operate through two wholly-owned U.S. subsidiaries, namely, Mobiquity Networks, Inc. and Ace Marketing & Promotions, Inc. Mobiquity Networks owns 100% of Mobiquity Wireless S.L.U, a company incorporated in Spain. This corporation had an office in Spain to support our U.S. operations, which office was closed in the fourth quarter of 2016.

We operate a national location-based mobile advertising network that has developed a consumer-focused proximity network which we believe is unlike any other in the United States. Our integrated suite of proprietary location based mobile advertising technologies allows clients to execute more personalized and contextually relevant experiences, driving brand awareness and incremental revenue.

Mobiquity Technologies, Inc., a New York corporation (OTCQB: MOBQ). Through its wholly-owned subsidiary, Mobiquity Networks, Inc. has evolved and grown from a mobile advertising technology company focused on Driving Awareness and Foot-traffic throughout its indoor mall-based beacon network, into a next generation mobile location data and marketing company. The Company provides precise unique, at-scale location based data and insights on consumer’s real world behavior and trends for use in marketing and research. With our combined exclusive data sets of shopping malls, premium outlets and cinemas beacon data, and first party location data via our advanced Software Development Kit (SDK) utilizing multiple geo-location technologies; Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis. This should create several additional revenue streams, including, but not limited to; Push Notification Campaigns, Re-targeting Campaigns, Data Provision, Audience Profiles, Attribution Reporting and Custom Research.

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses for the years ending December 31, 2016 and December 31, 2015 of $10,710,503 and $10,459,724, respectively. As of December 31, 2016, the Company has an accumulated deficit of $51,182,093. The Company has had negative cash flows from operating activities of $5,929,852 and $9,369,631 for the years ending December 31, 2016 and 2015, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan related to the Bluetooth-enabled iBeacon compatible technology. Management will continue to seek out equity and/or debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders and investors will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2016 and 2015. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of December 31, 2016 and 2015, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$350,700	$–	$350,700

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

Derivative Financial Instruments

The company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its’ financial instruments, including stock purchase warrants and options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of December 31, 2016 and 2015, the balances are $213,184 and $2,044,662, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of December 31, 2016 and 2015, the Company exceeded FDIC limits by $0 and $1,644,032, respectively.

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

MOBIQUITY NETWORKS – Revenue is recognized with the billing of an advertising contract or data sale. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. The second type of revenue is through the licensing of our data. Revenue from data can occur in two ways; the first is a direct feed, which is billed at the end of each month. The second way is through the purchasing of audience segments. When an audience segment is purchased, we bill the buyer upon delivery, which is usually 1-2 days for the order date.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2016 and 2015, allowance for doubtful accounts were $104,611 and $104,611, respectively.

INVENTORY – Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer’s frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of December 31, 2016 and 2015, the Company has reserved against $31,676 and $31,676, respectively.

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

LONG LIVED ASSETS - Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company recognized $223,487 impairment losses for the period ended December 31, 2016.

PATENTS and TRADEMARKS - Patents and trademarks developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC985.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the years ended December 31, 2016 and 2015, there were advertising costs of $6,341 and $14,495, respectively.

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

No significant realized exchange gains or losses were recorded since March 7, 2013 (date of acquisition of subsidiary) to December 31, 2016.

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

NET LOSS PER SHARE - Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 51,912,242 and 28,424,266 because they are anti-dilutive, as a result of a net loss for the years ended December 31, 2016 and 2015, respectively.

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

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at December 31:

	USEFUL LIVES	2016	2015

Furniture and Fixtures	3 or 5 years	$362,930	$1,094,601
Leasehold Improvements	5 years	4,084	4,084
		367,014	1,098,685
Less Accumulated Depreciation		351,622	995,330
		$15,392	$103,355

Depreciation expense for the years ended December 31, 2016 and 2015 was $130,634 and $164,346, respectively. The company disposed of approximately $736,100 of outdated fixed assets resulting in a loss on disposal of $17,526. The company performed an impairment assessment in accordance with ASC 360-10-35-17, and determined that an impairment loss of $223,487 of the capitalized costs for internal use software exists as of December 31, 2016.

NOTE 3: INTANGIBLE ASSETS

Intangible assets, net, consist of the following at December 31:

	USEFUL LIVES	2016	2015

Acquisition of intellectual property (FuturLink)	5 years	98,000	98,000
Website technology development (Venn/AcePlace)	5 years	45,000	45,000
		143,000	143,000
Less Accumulated Amortization		105,883	77,283
		$37,117	$65,717

Future amortization, for the years ending December 31, is as follows:

2017	27,157
2018	9,960
Thereafter	-
$37,117

Amortization expense for the years ended December 31, 2016 and 2015 was $28,600 and $28,609, respectively.

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

NOTE 4: CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

Summary of Convertible Promissory Notes:

	2016	2015
Arnost Note	$322,000	$322,000
Cavu Notes, net of $8,379 for 2016 and $28,227 for 2015 debt discounts	241,621	221,773
Berg Notes (a)	3,722,000	3,722,000
Investor Notes, net of discounts	6,546,654	1,582,194
Total Debt	10,832,275	5,847,967
Current portion of debt	10,832,275	4,276,194
Long-term portion of debt	$-	$1,571,773

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date.

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 22 convertible notes issued totaling $3,675,000 which included a ratchet provision in the conversion price of $0.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes all have a maturity date of December 31, 2016. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2016. The fair values of these derivative instruments are measured each quarter, which resulted in a gain of $352,132. As of December 31, 2016, the fair market value of these derivatives aggregated $224,425, using the following assumptions: estimated 0.3 year term, estimated volatility of 313%, and a discount rate of 0.51%.

In April 2016 through the filing date of this Form 10-K, the Company issued and sold 12% unsecured promissory notes in the principal amount of $1,025,000, convertible at $0.20 per common share. Upon conversion, the note holders would receive 100% warrant coverage, exercisable at $0.20 per common share over a period of five years with cashless exercise provisions. These notes automatically convert in the event at least $5 million is raised in an equity financing. Prior to the mandatory conversion date, note holders have the option to convert the principal and accrued interest also on the same terms as the mandatory conversion and the Company has the option to prepay. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $1,507,450 and initial derivative expense of $565,780. As of December 31, 2016, the fair market value of these derivatives aggregated $126,275, using the following assumptions: estimated 0.3 year term, estimated volatility of 279%, and a discount rate of 0.51%.

The Company raised $700,000 in the third quarter of 2016 from the sale of secured promissory notes in the principal amount of $700,000 from six accredited investors. Each Note was scheduled to be repaid on October 31, 2016, extended to December 15, 2016 but payment was not made. In lieu of interest on the Note, 4,900,000 restricted shares of common stock were issued to the Note Holders. At the option of the Note Holder, each Note shall be convertible at the lower of $.20 per common share or into securities on the same terms of the next completed equity offering of at least $10 million in gross proceeds. In the event the Note is converted into common stock, 100% warrant conversion shall be provided to the Note Holder for each share of common stock issued upon conversion. These warrants will have a term of three years and shall be exercisable at $.20 per common share. Prior to this offering, Thomas Arnost, Executive Chairman, has a secured interest in the amount of $322,000 in the assets of the Company and its subsidiaries. Mr. Arnost has agreed that the investors in this offering will have a pari passu first secured interest with Mr. Arnost in all assets of the Company and its subsidiaries. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $11,071. As of December 31, 2016, the fair market value of these derivatives aggregated $42,945, using the following assumptions: estimated volatility of 279.0%, and a discount rate of 0.51%.

A recap of the derivative instruments is as follows:

Derivative Liability 2016
Beginning balance	$(576,557)
New Issuances	(1,079,016)
Gain, net	1,304,873
Conversions	–
Ending balance	$(350,700)

NOTE 5: FAIR VALUE MEASUREMENTS

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and 2015, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2016	(Level)	(Level 2)	(Level)
Derivative liability (1)	$350,700	$–	$350,700	$–

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2015	(Level)	(Level 2)	(Level)
Derivative liability (1)	$576,557	$–	$576,557	$–

(1)	The Company has estimated the fair value of these embedded derivatives for convertible debenture using a multinomial lattice model.

NOTE 6: INCOME TAXES

The provision for income taxes for the years ended December 31, 2016 and 2015 is summarized as follows:

	2016	2015
Current:
Federal	$–	–
State	–	–
	–	–
Deferred:
Federal	–	–
State	–	–
	$–	$–

The Company has federal and state net operating loss carry forwards of approximately 50,653,000, which begin to expire 2025 and can be used to reduce future taxable income through 2034. The Company is open for tax years for the years ended 2008 through present.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2016	2015
Net operating loss carry-forwards	$(20,261,000)	$(15,977,000)
Stock based compensation – options/warrants	3,540,000	3,267,000
Stock issued for services	971,000	971,000
Gain on derivative instrument	(1,011,000)	(489,000)
Disallowed entertainment expense	56,000	52,000
Charitable contribution limitation	11,000	11,000
Preferred Stock	39,000	39,000
Bad debt expense & reserves	47,000	47,000
Penalties	1,000	1,000
Loss on extinguishment of debt	114,000	129,000
Beneficial conversion features	119,000	119,000
Mobiquity-Spain – net loss	830,000	695,000
Impairment of long lived assets	89,000	0
Amortization of debt discount	1,311,000	246,000
Deferred Tax Assets	(14,144,000)	(10,889,000)
Less Valuation Allowance	14,144,000	10,889,000
Net Deferred Tax Asset	$–	$–

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2016		2015
Federal Statutory Tax Rate	34.00%		34.00%
State Taxes, net of Federal benefit	6.00%		6.00%
Change in Valuation Allowance	(40.00%	)	(40.00%	)
Total Tax Expense	0.00%		0.00%

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

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

In December 2015, the Company sold 200,000 shares of its Series AA Preferred Stock at a purchase price of $10 per share and raised $2 million. The Series AA Preferred Stock have no dividend, voting or liquidation preferences. These Series AA Preferred Stock shall be treated for liquidation purposes, the same as a holder of common stock. In the first quarter of 2016, the Company sold 40,000 shares of Series AA preferred stock and raised $400,000. Each share of Preferred Stock is convertible into 50 shares of Common Stock at an effective conversion price of $.20 per share of Common Stock. The Preferred Stockholders had anti-dilution protection rights through December 31, 2016.

Shares issued for services

During the year ended December 31, 2015, the Company issued 835,00 shares of common stock, at $0.19 to $0.36 per share for $209,090 in exchange for services rendered.

During the quarter ended March 31, 2016, the Company issued 695,000 common shares, at $0.10 to $0.19 per share, valued at $97,800. During the June 30, 2016 quarter the Company issued 245,000 common shares, at $0.10 to $0.11 per share, valued at $24,950 in exchange for services rendered. These shares were valued based on the trading price of the Company’s common stock on the date of issuance.

Shares issued for accrued interest

During the year ended December 31, 2015, the Company issued 410,180 shares of common stock, at $0.18 to $0.50 per share for $119,776 in payment of interest for the year.

During the quarter ended March 31, 2016, the Company issued 210,333 common shares, at $0.13 to $0.18 per share, valued at $35,215. During the June 30, 2016 quarter the Company issued 244,344 common shares, at $0.11 per share, valued at $27,000. During the September 30, 2016 quarter the Company issued 5,215,334 common shares, at $0.06 to $0.11 per share, valued at $387,082. During the December 31, 2016 quarter the Company issued 720,000 common shares, at .375 per share, valued at $27,000 in exchange for accrued interest.

During the quarter entered December 31, 2016, the Company issued 1,000,000 common shares in satisfaction of back rent owed the landlord in the sum of $57,157. The shares were valued at $20,000 and a gain on settlement of debt was recorded of $36,177.

During the quarter ended December 31, 2016, the Company issued 11,908,335 common shares, at $0.05 per share, valued at $594,417 for the exercise of outstanding warrants.

NOTE 8: OPTIONS AND WARRANTS

The Company’s results for the years ended December 31, 2016 and 2015 include employee share-based compensation expense totaling $683,036 and $1,452,248, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Employee stock based compensation-option grants	$603,536	$1,223,332
Employee stock based compensation-stock grants	–	–
Non-Employee stock based compensation-option grants	79,500	30,155
Non-Employee stock based compensation-stock grants	–	–
Non-Employee stock based compensation-stock warrant	–	198,761
	$683,036	$1,452,248

NOTE 9: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 4,000,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 10,000,000. In February 2015, the Board approved, subject to stockholder approval within one year, an increase in the number of shares under the 2009 Plan to 20,000,000 shares; however, stockholder approval was not obtained within the requisite one year and the anticipated increase in the 2009 Plan was canceled. In the first quarter of 2016, the Board approved and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 10,000,000 shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan. The 2005, 2009 and 2016 plans are collectively referred to as the “Plans.”

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016	2015
Expected volatility	135.6%	166.38%
Expected dividend yield	0	0
Risk-free interest rate	1.25%	1.76%
Expected term (in years)	5.00	6.62

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2016	19,340,000	$.39	7.97	2,500
Granted	1,000,000	$.11	4.39	5,625
Exercised	(899,999)	–	–	–
Cancelled / Expired	(1,125,000)	–	–	–

Outstanding, December 31, 2016	18,315,001	$.41	5.18	5,625

Options exercisable, December 31, 2016	16,600,417	$.41	5.14	5,625

The weighted-average grant-date fair value of options granted during the years ended December 31, 2016 and 2015 was $.08 and $.30, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices, that were lower than the $.06 closing price of the Company’s common stock on December 31, 2016.

As of December 31, 2016, the fair value of unamortized compensation cost related to unvested stock option awards was $485,936.

The option information provided above includes options granted outside of the Plans, which total 4,615,000 as of December 31, 2016.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2016 and 2015 are as follows:

	Years Ended
	2016	2015
Expected volatility	0%	158.35%
Expected dividend yield	–	–
Risk-free interest rate	0%	0.30%
Expected term (in years)	–	0.5

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2016	36,432,782	$0.51	4.58	24,800
Granted	–	$–	–	–
Exercised	(11,008,336)	–	–	–
Cancelled/Expired	(4,171,712)	–	–	–
Outstanding, December 31, 2016	21,252,734	$0.48	1.40	–

Warrants exercisable, December 31, 2016	21,252,734	$0.48	1.40	–

NOTE 10: COMMITMENTS AND CONTINGENCIES

COMMITMENTS –

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 195 current Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment due date (approximately 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock currently at a conversion price of $.20 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. In April, July and October, 2016, Simon drew down on each bank letter of credit for an aggregate of $837,880 owed to each letter of credit provider.

In April 2015, we entered into a license agreement with Macerich. Pursuant to our agreement with Macerich, we have the right to install Mobi-Beacons to send information across the air space of the common areas of our Macerich mall network in up to 55 malls, across the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls shall be exclusive. In the fourth quarter of 2016, Macerich terminated this agreement.

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

In January 2016, we entered into a license agreement with GGP, with an effective date of November 20, 2015. Pursuant to our agreement with GGP, we have the right to install Mobi-Beacons to send information across the air space of the common areas of our GGP mall network in up to 120 malls across the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. In the fourth quarter of 2016, GGP terminated this agreement.

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

In March 2013, we entered into a two-year lease for an approximately 1,200 square foot facility of office and warehouse space in Barcelona, Spain, at monthly cost of approximately $2,200. This lease on a month-to-month basis. We have closed this facility and consolidated our efforts moving our activities back to the United States.

In March of 2014, we entered into a month-to-month lease agreement for approximately 400 square feet of office space located in Manhattan, NY at a monthly cost of $3,700. In May of 2015 we moved to a larger location with the same landlord on a month to month basis for $4,700 each month.

Minimum future rentals under non-cancelable lease commitments are as follows:

YEARS ENDING DECEMBER 31,
2017	2,467,968
2018	0
2019 and thereafter	0
$2,467,968

Rent and real estate tax expense was approximately $3,610,000 and $3,318,000 for the years December 31, 2016 and 2015, respectively.

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

TRANSACTIONS WITH MAJOR CUSTOMERS –

The Company sells its products to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the year ended December 31, 2016 a customer accounted for approximately 35% of net revenues and for the year ended December 31, 2015 a customer accounted for approximately 38% of net revenues. The Company holds on hand certain items that are ordered on a regular basis.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

Fiscal 2016

	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Net sales	$2,202,591	$65,932	$2,268,523
Operating (loss), excluding depreciation	(575,492)	(6,464,214)	(7,039,706)
Interest income	3	–	3
Interest (expense)	(4,463)	(3,520,609)	(3,525,072)
Depreciation and amortization	(20,925)	(138,922)	(159,847)
Comprehensive Loss	(600,877)	(10,123,745)	(10,724,622)
Total assets at December 31, 2016	374,156	352,017	726,173

Fiscal 2015

	Ace Marketing & Promotions, Inc.	Mobiquity Networks Inc.	Total
Net sales	$2,491,875	–	$2,491,875
Operating (loss), excluding depreciation	(1,831,241)	(7,436,250)	(9,267,491)
Interest income	41	–	41
Interest (expense)	–	(996,011)	(996,011)
Depreciation and amortization	(48,014)	(144,941)	(192,955)
Comprehensive Loss	(1,879,214)	(8,577,202)	(10,456,416)
Total assets at December 31, 2015	3,038,728	292,442	3,331,170

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

Pursuant to the Purchase Agreement and the Registration Rights Agreement, the Company was obligated to register 15,000,000 shares of Common Stock under the Securities Act, which includes the Commitment Shares and Initial Purchase Shares that have already been issued to Aspire Capital and an additional 13,000,000 shares of Common Stock which the Company may issue to Aspire Capital after the registration statement is declared effective under the Securities Act. Said Registration Statement was declared effective by the SEC on April 28, 2014 and has since become stale. The Purchase Agreement terminated on March 16, 2016.

NOTE 13: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows:

In February 2017, The Company debt holders converted $3,772,000 of notes being converted at 0.05 per share into 75,440,000 shares of common stock.

February 28, 2017, the Company entered into an agreement with a two non-affiliated persons to provide $1.6 million of short term secured debt financing in three monthly tranches. The Company will issue in connection with each tranche, a six-month secured convertible promissory note. In connection with this transaction, the Company agreed to issue an origination fee of 1,600,000 shares of restricted common stock. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction.

In February 2017, the Company reported that all of its Series AA preferred stock and substantially all of its outstanding debt both secured and unsecured (approximately $12.1 million) have been converted into equity securities of the Company as outlined below. It should be noted that the capital transactions below were based on a premium to the average closing sale price of $0.045 per share during the 60 day period prior to February 08, 2017. The Company had outstanding 1,118,538 shares of newly designated Series AAA preferred stock and $1,350,000 of convertible notes. The convertible notes consist of $1,200,000 of secured notes and $150,000 of unsecured notes. Of the 1,118,538 shares of Series AAA preferred stock outstanding, 240,000 Series AA preferred stock with an original cost basis of $2.4 million were converted into Series AAA preferred stock. The remaining 878,538 shares of Series AAA preferred stock were issued in exchange for the conversion of principal and accrued interest of approximately $8,7855,380 of unsecured debt. The terms of the Series AAA preferred stock can be summarized as follows:

The price of each preferred share may be convertible into common stock with an equivalent purchase price of $.10 per common share. If the preferred shares are converted, the subscriber will then receive 100% warrant coverage, with each warrant exercisable at $.05 per share with a cash payment to the Company through the close of business on December 31, 2019. The preferred shares have no voting or other preferences except as required by law other than the right of conversion described above and a liquidation preference equal to $.01 per share.

Thomas Arnost, our Executive Vice Chairman, and another principal stockholder agreed to convert letters of credit in the principal amount of $2,700,000 and $322,000 of secured debt into shares of common stock at the then marketing price of $.05 per share. Accrued interest on these obligations were either previously converted into our common stock or were upon conversion of the principal, converted into common stock at the fair market value of our common stock at each interest accrual date.

In April 2017, Michael Trepeta entered into a separation agreement with the Company pursuant to which he resigned as an executive officer and director. There is currently a vacancy in the Board of Directors of the Company. After his resignation, the Board changed Dean Julia’s title from Co-Chief Executive Officer to Chief Executive Officer.

Pursuant to Michael Trepeta’s separation agreement, Mr. Trepeta is entitled to the following benefits:

•	Six months’ coverage under the Company’s existing director/officer insurance policy;
•	Indemnification per existing employment agreement;
•	Expense reimbursement through May 31, 2017;
•	All options vested shall continue until their normal expiration date; and
•	Mutual releases.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

We did not maintain appropriate financial reporting controls – As of December 31, 2016, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at December 31, 2016, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as debt conversions. Subsequent to December 31, 2016, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2016. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2016.

Item 9B. Other Information.

In April 2017, Michael Trepeta entered into a separation agreement with the Company pursuant to which he resigned as an executive officer and director. There is currently a vacancy in the Board of Directors of the Company. After his resignation, the Board changed Dean Julia’s title from Co-Chief Executive Officer to Chief Executive Officer.

Pursuant to Michael Trepeta’s separation agreement, Mr. Trepeta is entitled to the following benefits:

•	Six months’ coverage under the Company’s existing director/officer insurance policy;
•	Indemnification per existing employment agreement;
•	Expense reimbursement through May 31, 2017;
•	All options vested shall continue until their normal expiration date; and
•	Mutual releases.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages and positions as of the date of this Form 10-K are:

NAME (1) (2)	AGE	POSITION
Executive Officers:
Thomas Arnost	69	Executive Chairman of the Board
Dean L. Julia	48	Chief Executive Officer/Treasurer/Director/Co-Founder
Paul Bauersfeld	53	Chief Technology Officer
Sean J. McDonnell, CPA	55	Chief Financial Officer
Sean Trepeta	48	President of Mobiquity Networks and director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2016, to the best of the knowledge of the Company’s directors and officers, no form 3’s or form 4’s or form 5’s were filed late with the Commission by officers or directors, except that Tom Arnost made Form 4 late filings.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2016 and 2015 by (1) each person who served as the principal executive officer of the company during fiscal year 2016 and 2015; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2016 and 2015 with compensation during fiscal years 2016 and 2015 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the company as of December 31, 2016.

						Salary Compensation
Name and Principal		Salary	Bonus	Stock	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)	($)	($)(2)(3)	($)
Dean L. Julia	2016	$360,000	$-	–	$-	–	–	$32,596	$392,596
Co-CEO of the company	2015	$360,914	$–	–	$149,950	–	–	$57,866	$568,730

Michael D. Trepeta	2016	$300,000	$-	–	$-	–	–	$38,625	$338,625
Co-CEO of the company	2015	$360,592	$–	–	$149,950	–	–	$53,793	$564,335

Sean Trepeta	2016	$240,000	$–	–	$-	–		$26,746	$266,746
President of Mobiquity Networks	2015	$240,000	$–	–	$27,900	–	–	$24,804	$292,704

Paul Bauersfeld	2016	$300,000	$–	–	$-	–	–	$26,746	$326,746

Chief Technology Officer	2015	$301,737	$–	–	$–	–	–	$27,028	$328,765

 _____________

(1)	The options and restricted stock awards presented in this table for fiscal 2016 and 2015 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such Shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.
(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.
(3)	Includes compensation for service as a director described under Director Compensation, below.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers and Thomas Arnost that were outstanding as of December 31, 2016.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean	250,000	–	–	$.35	12/19/24	–	–	–	–
L.	200,000	–	–	$1.20	06/28/16	–	–	–	–
Julia	150,000	–	–	$1.20	08/22/17	–	–	–	–
(1)	50,000	–	–	$.38	03/01/18	–	–	–	–
	50,000	–	–	$.65	03/02/19	–	–	–	–
	50,000	–	–	$.54	03/25/20	–	–	–	–
	200,000	–	–	$.50	04/07/20	–	–	–	–
	100,000	–	–	$.26	02/28/21	–	–	–	–
	100,000	–	–	$.63	02/28/22	–	–	–	–
	50,000	–	–	$.25	02/13/23	–	–	–	–
	100,000	–	–	$.45	04/01/23	–	–	–	–
	1,500,000	–	–	$.30	01/17/24	–	–	–	–
	100,000	–	–	$.59	03/03/24	–	–	–	–
	250,000	–	–	$.50	07/16/24	–	–	–	–
	100,000	–	–	$.30	04/22/25	–	–	–	–
	100,000	–	–	$.59	03/03/24	–	–	–	–
	100,000	–	–	$.32	03/01/25	–	–	–	–

Michael	250,000	–	–	$.35	12/19/24	–	–	–	–
D.	200,000	–	–	$1.20	06/28/16	–	–	–	–
Trepeta	150,000	–	–	$1.20	08/22/17	–	–	–	–
	50,000	–	–	$.38	03/01/18	–	–	–	–
	50,000	–	–	$.65	03/02/19	–	–	–	–
	50,000	–	–	$.54	03/25/20	–	–	–	–
	200,000	–	–	$.50	04/07/20	–	–	–	–
	100,000	–	–	$.26	02/28/21	–	–	–	–
	100,000	–	–	$.63	02/28/22	–	–	–	–
	50,000	–	–	$.25	02/13/23	–	–	–	–
	100,000	–	–	$.45	04/01/23	–	–	–	–
	1,500,000	–	–	$.30	01/17/24	–	–	–	–
	100,000	–	–	$.59	03/03/24	–	–	–	–
	250,000	–	–	$.50	07/16/24	–	–	–	–
	100,000	–	–	$.30	04/22/25	–	–	–	–
	100,000	–	–	$.59	03/03/24	–	–	–	–
	100,000	–	–	$.32	03/01/25	–	–	–	–

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Sean	50,000	–	–	$.75	05/07/22	–	–	–	–
Trepeta	50,000	–	–	$.25	02/13/23	–	–	–	–
(1) (2)	100,000	–	–	$.59	03/03/24	–	–	–	–
	125,000	1,375,000	–	$.50	12/19/24	–	–	–	–
	100,000	–	–	$.30	04/22/25	–	–	–	–

Thomas	250,000	–	–	$.50	07/16/24	–	–	–	–
Arnost	125,000	–	–	$.45	07/08/19	–	–	–	–
	100,000	–	–	$.59	03/01/24	–	–	–	–
	250,000	–	–	$.40	12/13/23	–	–	–	–
	50,000	–	–	$.75	05/07/22	–	–	–	–
	50,000	–	–	$.25	02/13/23	–	–	–	–
	200,000	–	–	$.60	12/20/16	–	–	–	–
	125,000	–	–	$.43	10/07/19
	125,000	–	–	$.35	01/07/20	–	–	–	–
	125,000	–	–	$.30	04/06/20	–	–	–	–
	125,000	–	–	$.25	07/06/20	–	–	–	–
	125,000	–	–	$.30	10/06/20	–	–	–	–
	100,000	–	–	$.30	04/20/25
	125,000	–	–	$.1835	01/27/21	–	–	–	-
	125,000	–	–	$.1125	04/07/21	–	–	–	-
	125,000	–	–	$.1085	07/07/21
	125,000	–	–	$.04	10/07/21

Paul	500,000	–	–	$.45	06/11/18	–	–	–	–
Bauresfeld	100,000	–	–	$.59	03/03/24	–	–	–	–
(1)	1,000,000	1,000,000	–	$.50	07/15/19	–	–	–	–
	500,000	500,000	–	$.50	12/19/24	–	–	–	–

Sean	50,000	–	–	$.35	12/19/24	–	–	–	–
McDonnell	250,000	–	–	.50	01/17/24	–	–	–	–
(3)

________________

(1)	All options contain cashless exercise provisions.
(2)	Sean Trepeta owns warrants to purchase 150,001 shares at $.50 per share which are not granted under a compensation plan, which warrants he purchased from the company as part of a private placement offering which was primarily sold to non-affiliated persons.
(3)	Sean McDonnell owns warrants to purchase 83,334 shares at $.50 per share which are not granted under a compensation plan, which warrants he purchased from the company as part of a private placement offering which was primarily sold to non-affiliated persons.

Employment Agreement of Executive Chairman

In December 2014, we entered into a three-year employment agreement with Thomas Arnost serving as Executive Chairman of the board. Mr. Arnost receives a monthly salary of $10,000 plus an annual grant of options for serving on the board of directors. In the event of his termination, by Mr. Arnost or by the company for cause, Mr. Arnost will receive his pay through the termination date. In the event that, Mr. Arnost is terminated without cause, he shall be entitled to receive his salary paid through the end of the term of his agreement. Mr. Arnost may terminate the agreement at any time by giving three months prior written notice to our board of directors. Mr. Arnost will also be entitled to indemnification against all claims, judgments, damages, liabilities, costs and expenses (including reasonably legal fees) arising out of, based upon or related to his performance of services to us, to the maximum extent permitted by law.

Employment Agreements of Co-Chief Executive Officers

Each of the following executive officers is a party to an employment agreement with the company as of December 31, 2016.

Name	Position	Monthly Salary (1)	Bonus

Dean L. Julia	Chief Executive Officer	$30,000	(2)
Michael Trepeta (3)	Former Co-Chief Executive Officer	$30,000	(2)

________________

(1)	Compensation of each executive officer named in the table above has his monthly base salary increased by $2,000 each subsequent March 1st during the term of the agreement and any extensions thereof. Each officer has deferred their March 1, 2015, 2016 and 2017 salary increase of $2,000 per month, which deferral can change on demand of the respective executive.
(2) (3)

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

Since November 1, 2016, Mr. Trepeta has been on medical leave from the Company without the approval of the board of directors of the Company. During this time period, no salaries have been paid to or accrued for his benefit.

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

In the past, we agreed to compensate Dean Julia and Michael Trepeta with options to purchase Mobiquity Network Inc.’s common stock in the event such entity raised financing as a stand-alone enterprise for its operations. In order to terminate this arrangement, in January 2014, our board of directors approved an exchange of Mobiquity Network options previously issued Messrs. Julia and Trepeta for options to purchase 1,500,000 shares of our common stock at the then fair market value of our common stock, under our 2009 Stock Option Plan as described below. As of December 31, 2016, our financial statements reflect accrued liabilities for salaries and other compensation items of $131,000 and $96,000 owed to Dean L. Julia and Michael Trepeta, respectively.

Employment Agreement – Paul Bauersfeld

In December 2014, we entered into an employment agreement with Paul Bauersfeld, our Chief Technology Officer, who is an employee at will. Mr. Bauersfeld, as a full-time employee, is to be paid a salary at the rate of $25,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,000,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he was entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network’s revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. In fiscal 2015, Mr. Bauersfeld did not earn a bonus. The foregoing compensatory arrangements with Mr. Bauersfeld is in addition to the non-statutory stock options to purchase 2,600,000 shares of our common stock previously granted to Mr. Bauersfeld. All options granted to Mr. Bauersfeld will become immediately vested in the event of a change of control of our company or sale of substantially all of our assets. In the event we terminate Mr. Bauersfeld without cause. Mr. Bauersfeld is entitled to receive six months’ severance pay. As of December 31, 2016, our financial statements reflect accrued liabilities for salaries owed to Mr. Bauersfeld of $95,000.

Employment Agreement – Sean Trepeta

In December 2014, Mobiquity Networks entered into an employment agreement with Sean Trepeta, to serve as President of Mobiquity Networks as an employee at will. Mr. Trepeta, as a full-time employee, is to be paid a salary at the rate of $20,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,500,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he was entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network’s revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. For fiscal 2015, Mr. Trepeta did not earn any bonus. All options granted to Mr. Trepeta will become immediately vested in the event of a change in control of our Company or sale of substantially all of our assets. In the event we terminate Mr. Trepeta without cause, after six months of continued employment under the employment agreement, Mr. Trepeta is entitled to receive three months’ severance pay. As of December 31, 2016, our financial statements reflect accrued liabilities for salaries owed to Sean Trepeta of $67,500.

Employment Arrangements

Sean McDonnell, our Chief Financial Officer, is an employee at will and is currently receiving a salary of $132,000 per annum. As of December 31, 2016, our financial statements reflect accrued liabilities for salaries owed to Mr. McDonnell of $35,750.

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

Awards

As of December 31, 2016, the Company has granted under the Plans a total of 13,700,001 options and outside the Plans a total of 4,615,000 options or a total of options to purchase 18,315,001 shares of the Company’s Common Stock with a weighted average exercise price of $.41 per share. The board has granted options with varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2016 on the known benefits provided to certain persons and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options	Range of Exercise Price ($) per Share	Value of Unexercised Options at Dec. 31, 2016 (1)
Dean L. Julia, Co-CEO	3,450,000	.25 – 1.20	$–
Michael D. Trepeta, Co-CEO	3,450,000	.25 – 1.20	$–
Sean McDonnell, Chief Financial Officer	300,000	.35 - .50	$–
Sean Trepeta, President, Mobiquity Networks	1,800,000	.25 - .75	$–
Thomas Arnost, Executive Chairman	1,350,000	.04 - .35	$2,813
Paul Bauersfeld	3,600,000	.45 -.59	$–
Six Executive Officers as a group	13,950,000	.25 – 1.20	$–
Non-Executive Officer, Employees and Consultants	4,365,000	.10 – 1.20	$2,813

________________

(1)	Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $.06_ based upon a last sale on (or the last trade date before) December 31, 2016) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

In the past, the Company has granted certain employees and consultants, stock awards for services for the prior year with vesting to occur after the passage of an additional 12 months. These awards totaled 45,000 Shares for 2008, subject to continued services with the Company through December 31, 2009. These awards totaled 51,000 Shares for 2009 subject to continued services with the Company through December 31, 2010. These awards totaled 105,000 Shares for 2010 subject to continued services with the Company through December 31, 2011. These awards totaled 45,000 shares for 2011, subject to continued services with the Company through December 31, 2012. A total of 203,500 shares were issued under the 2005 Plan pursuant to the stock award program described above (net of cancellations). No stock awards were granted in fiscal 2012, fiscal 2013, 2014, 2015 and 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 6, 2017, we have 185,201,768 shares of common stock outstanding. The only persons of record who presently hold or are known to own (or believed by the company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of our common stock of all officers and directors individually, and all officers and directors as a group. Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percentage (%)
Thomas Arnost (2)	41,588,874	22.5
Michael D. Trepeta (3)	4,466,402	2.4
Dean L. Julia (3)	4,436,901	2.4
Sean Trepeta (4)	2,950,001	1.6
Sean McDonnell (5)	550,000	*
Paul Bauersfeld (6)	3,700,000	2
All directors and officers as a group (six persons) (7)	57,692,177	30.9
Clyde Berg/Carl Berg (8)	76,925,101	41.5

____________

*Represents less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner. All addresses are c/o Mobiquity Technologies, Inc. 600 Old Country Road, Suite 541, Garden City, NY 11530.
(2)	Includes 39,73,874 shares, warrants to purchase 500,000 shares and options to purchase 1,350,000 shares.
(3)	Mr. Trepeta’s beneficial ownership includes 1,016,402 shares and options to purchase 3,450,000 shares. Mr. Julia’s beneficial ownership includes 986,901 shares and options to purchase 3,450,000 shares.
(4)	Includes 1,000,000 shares and options/warrants to purchase 1,950,001 shares.
(5)	Includes 166,667 shares and options/warrants to purchase 383,333 shares.
(6)	Includes 100,000 shares and options to purchase 3,600,000 shares.
(7)	Includes all the securities referenced in notes (2) through (6).
(8)

Clyde Berg directly owns 4,966,667 shares and Berg & Berg Enterprises directly owns 1,000,000 shares. The Clyde J. Berg Trust owns 666,666 shares of common stock. The foregoing persons also own warrants to purchase 2,416,668 shares. Berg & Berg Enterprises also owns 678,751 shares of Series AAA Preferred Stock which are convertible into 67,875,100 shares of common stock. In the event the 678,751 shares of Series AAA preferred stock is converted, then the beneficial ownership by the Bergs will increase to 144,800,201 shares (46.7%) as a result of the issuance of 67,875,100 warrants. The amounts shown in the table and the footnotes reflect the combined ownership of all these accounts.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2016 and relates to our 2005 Plan and 2009 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(2)
2005 and 2009 Equity Compensation Plans	18,315,001.41		5,481,499 (2)

_____________________

(1)	Options are exercisable at a price range of $.10 to $1.20 per share.
(2)	We have three stock plans with 24,000,000 shares authorized as of December 31, 2016. We have previously issued 203,500 shares under the Plan.

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

December 2014 and 2015 Transactions with the Bergs and Berg & Berg Enterprises

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

Recent Financings

In 2015 and 2016, we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

January 2015	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015	$850,000	Issued two-year promissory note in the principal amount of $850,000
March 2015	$500,000	Issued 1,666,667 common shares and a like number of warrants
April 2015	$1,710,000	Issued 5,700,000 common shares and a like number of warrants
May 2015	$510,000	Issued 1,700,000 common shares and a like number of warrants
August/October 2015	$3,675,000	Issued promissory notes in the principal amount of $3,675,000 and 3,675,000 shares of restricted common stock and warrants to purchase an additional 3,675,000 shares of restricted common stock
December 2015- March 2016	$2,400,000	Issued 240,000 shares of preferred stock convertible into 12,000,000 shares of common stock with anti-dilution protection for 2016
April – May 2016	$1,025,000	Issued convertible promissory notes in the principal amount of $1,025,000, convertible at $.20 per share with 100% warrant coverage.
Third Quarter 2016	$700,000	Issued short term convertible promissory notes in the principal amount oif $700,000 and prepaid interest of 4,900,000 common shares.
Fourth Quarter 2016	$595,417	Exercise of outstanding warrants/options at $.05 per share and issuance of approximately 11,908,335 shares of common stock.

First Quarter 2017 Loan Agreements and Certain Transactions

Prior to the February 28, 2017 sale of secured debt, the Company’s holders of all of its Series AA preferred stock and substantially all of its outstanding debt both secured and unsecured (approximately $14.5 million) have been converted into equity securities of the Company as outlined below. It should be noted that the capital transactions below were based on a premium to the average closing sale price of $0.045 per share during the 60 day period prior to February 08, 2017.

On February 28, 2017, the Company entered into an agreement with a two non-affiliated persons to provide $1.6 million of short term secured debt financing in three monthly tranches, with the first monthly tranche in the amount of $600,000. The Company will issue in connection with each tranche, six-month secured convertible promissory note(s). Each note is initially convertible at $.05 per share. Any prepayment of the note requires the payment of a 25% premium and guaranteed interest for the entire six-month note. In the case of default, the amount owed by the Company will become 130% of the outstanding principal and accrued interest thereon. The Conversion Price will rest in the event that the note is unpaid and in default on the sixth month anniversary date of the issuance of the note. In connection with this transaction, the Company agreed to issue an origination fee of 1,600,000 shares of restricted common stock. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction.

As of April 5, 2017, the Company has outstanding 185,201,768 shares of common stock, 1,118,538 shares of newly designated Series AAA preferred stock and $1,350,000 of convertible notes. The convertible notes consist of $1,200,000 of secured notes and $150,000 of unsecured notes. Of the 1,118,538 shares of Series AAA preferred stock outstanding, 240,000 Series AA preferred stock with an original cost basis of $2.4 million were converted into Series AAA preferred stock. The remaining 878,538 shares of Series AAA preferred stock were issued in exchange for the conversion of principal and accrued interest of approximately $8,785,380 of unsecured debt. The terms of the Series AAA preferred stock can be summarized as follows:

The price of each preferred share may be convertible into common stock with an equivalent purchase price of $.10 per common share. If the preferred shares are converted, the subscriber will then receive 100% warrant coverage, with each warrant exercisable at $.05 per share with a cash payment to the Company through the close of business on December 31, 2019. The preferred shares have no voting or other preferences except as required by law other than the right of conversion described above and a liquidation preference equal to $.01 per share.

Thomas Arnost, our Executive Vice Chairman, and another principal stockholder agreed to convert letters of credit in the principal amount of $2,700,000 and $322,000 of secured debt into shares of common stock at the then marketing price of $.05 per share. Accrued interest on these obligations were either previously converted into our common stock or were upon conversion of the principal, converted into common stock at the fair market value of our common stock at each interest accrual date.

The Company also raised an additional $407,084 from the exercise of outstanding warrants and new subscriptions. For these transactions, the Company issued 8,141,667 shares of common stock.

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

Our agreement with Simon Properties requires us to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015 and 2016, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment date (about 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into our common stock. In February 2017, Thomas Arnost agreed to convert his $322,000of secured debt and both Mr. Arnost and SNW JR Properties agreed to convert their letters of credit and any accrued interest at a conversion price of $.05 per share as to the principal amount and at market price for interest accrued at each respective interest accrual date. A total of 36,838,872 shares were issued to Mr. Arnost and 27,779,680 shares were issued to SNW JB Properties.

Executive Compensation

Please see “Executive Compensation” for information regarding compensation of directors and executive officers.

Employment Agreements

We have entered into employment agreements with Thomas Arnost, Dean L. Julia, and Michael D. Trepeta. These agreements also provide for us to indemnify such officers and/or directors to the maximum extent permitted by law. We also carry directors’ and officers’ liability insurance which protects each of our officers and directors up to the policy maximum of $4.0 million, subject to a deductible of $100,000 for securities claims and $75,000 for other claims. For more information regarding our employment agreements and indemnification provisions, see “Executive Compensation.”

Separation Agreement – Michael D. Trepeta

In April 2017, Michael Trepeta entered into a separation agreement with the Company pursuant to which he resigned as an executive officer and director. Pursuant to Michael Trepeta’s separation agreement, Mr. Trepeta is entitled to the following benefits:

•	Six months’ coverage under the Company’s existing director/officer insurance policy;
•	Indemnification per existing employment agreement;
•	Expense reimbursement through May 31, 2017;
•	All options vested shall continue until their normal expiration date; and
•	Mutual releases.

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

Item 14. Principal Accountant Fees and Services.

In March, 2015, Sadler, Gibb & Associates, LLC became the Company’s public auditors. Their fees are described in the table below.

	Year Ended December 31,
	2015	2016
Audit fees	$52,273	$55,000
Audit- related fees	34,500	19,700
Tax fees	–	–
All other fees		–
	–
Total fees	$86,773	$74,700

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8. FINANCIAL STATEMENTS and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2016 and 2015:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Deficit

Notes to Consolidated Financial Statements

(b)  EXHIBITS

Exhibit
Number	Exhibit Title
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation(22)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)

10.18	Employment Agreement – Sean Trepeta (19)
10.19	Employment Agreement – Paul Bauersfeld (19)
10.20	Employment Agreement – Thomas Arnost (20)
10.21	December 2013 Agreement with Thomas Arnost modifying secured debt purchased by Arnost from TCA (19)
10.22	Letter Agreement dated December 9, 2014 with Thomas Arnost to extend expiration date of secured note to December 31, 2015 (19)
10.23	Letter Agreement dated July 8, 2013 with Thomas Arnost to provide letter of credit for $1,350,000(19)
10.24	Letter Agreement dated July 8, 2013 with SNW Properties to provide letter of credit for $1,350,000(19)
10.25	Letter Agreement dated December 15, 2014 with Carl E. Berg (19)
10.26	Separation Agreement with Michael D. Trepeta(*)
10.27	Form of convertible promissory note. (22)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (15)
23.1	Consent of Sadler Gibb (*)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant (19)
101.INS	XBRL Instance Document (*)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

_____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Incorporated by reference to Form 8-K filed September 11, 2013.
(18)	Incorporated by reference to Form 8-K filed April 1, 2014.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 19, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 2, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated February 28, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.

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
Principal Executive Officer

Dated: Garden City, New York

April 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Principal Executive Officer and Director	April 14, 2017
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	April 14, 2017
Sean McDonnell

/s/ Sean Trepeta	Director	April 14, 2017
Sean Trepeta

/s/ Thomas Arnost	Chairman of the Board	April 14, 2017
Thomas Arnost

Dean L. Julia, Sean Trepeta and Thomas Arnost represent all the current members of the Board of Directors.

