Form 10-Q
period 2017-03-31
Mobiquity Technologies, Inc.
filed 2017-05-16
CIK 1084267

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of May 15, 2017, the registrant had a total of 191,421,390 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

MOBIQUITY
TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$921,828	$213,184
Accounts receivable, net	218,001	298,928
Inventory, net	85,236	79,291
Prepaid expenses and other current assets	19,304	38,929
Total Current Assets	1,244,369	630,332

Property and equipment, net	9,121	15,392

Intangible assets, net	29,967	37,117

Other assets	36,876	43,332
Total Assets	$1,320,333	$726,173

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$738,775	$914,697
Accrued expenses	547,128	1,161,628
Derivative liability	1,797,007	350,700
Convertible promissory notes, net	362,258	10,832,275
Total Current Liabilities	3,445,168	13,259,300

Long-term portion of convertible promissory notes, net	–	–
Total Liabilities	3,445,168	13,259,300

AAA Preferred Stock, $.0001 par value; 5,000,000 shares authorized 1,122,588 and zero shares issued and outstanding at March 31,2017 and December 31, 2016, respectively	11,854,063	–

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and 240,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	–	25
Common stock, $.0001 par value; 500,000,000 shares authorized; 191,421,390 and 99,020,103 shares issued and outstanding at March 31, 2017, and December 31, 2016, respectively	19,153	9,913
Additional paid-in capital	43,925,693	38,652,075
Accumulated other comprehensive income (loss)	–	(13,047)
Subscription receivable	(456,504)	–
Accumulated deficit	(57,467,240)	(51,182,093)
Total Stockholders' Deficit	(13,978,898)	(12,533,127)
Total Liabilities and Stockholders' Deficit	$1,320,333	$726,173

See notes to condensed consolidated financial statements.

MOBIQUITY
TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

Three Months Ended March 31,	2017	2016
	Unaudited	Unaudited
Revenues
Product revenue	$352,332	$458,050
Service revenue	81,787	59,182
	434,119	517,232

Cost of Revenues
Cost of product revenue	334,276	453,396
Cost of service revenue	96,292	108,193
	430,568	561,589
Gross Profit	3,551	(44,357)

Operating Expenses:
Selling, general and administrative	1,860,195	2,521,308
Total Operating Expenses	1,860,195	2,521,308

Loss from Operations	(1,856,644)	(2,565,665)

Other Income (Expense):
Interest expense	(1,133,933)	(630,027)
Interest income	–	1
Change in derivatives	462,193	219,338
Derivative expense	(1,038,439)	–
Loss on extinguishment of debt	(2,706,197)	–
Impairment of intangible assets	(12,127)	–
Total Other Income (Expense)	(4,428,503)	(410,688)

Net Loss	(6,285,147)	$(2,976,353)

Other Comprehensive Income (Loss)	13,047	(20,042)

Net Comprehensive Loss	$(6,272,100)	$(2,996,395)

Net Loss Per Common Share:
Basic and Diluted	$(0.06)	$(0.04)

Weighted Average Common Shares Outstanding:
Basic and Diluted	111,234,302	80,061,939

See notes to condensed consolidated financial statements.

MOBIQUITY
TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31,	2017	2016

Cash Flows from Operating Activities:
Net loss	$(6,285,147)	$(2,976,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	78	30,628
Amortization - Intangible Assets	7,150	7,150
Amortization - Debt discount	641,363	525,279
Stock issued for services	314,310	–
Change in derivative instrument	(462,193)	(219,338)
Stock-based compensation	273,092	183,785
Initial derivative expense	1,038,439	–
Loss on extinguishment of debt	2,706,197	–
Loss on disposal of assets	12,241	–
Common stock issued for services	–	97,800
Expenses paid from note	567,737	–
Changes in operating assets and liabilities:
Accounts receivable	80,927	37,908
Inventory	(5,945)	(8,856)
Prepaid expenses and other assets	20,033	21,911
Accounts payable	(167,543)	21,730
Accrued expenses and other current liabilities	(81,554)	36,632
Accrued interest	345,515	–
Total adjustments	5,289,848	734,629
Net Cash Used in Operating Activities	(995,300)	(2,241,724)

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(4,430)
Net Cash Used in Investing Activities	–	(4,430)

Cash Flows from Financing Activities:
Proceeds from the issuance of notes, net	1,300,000	–
Proceeds received from exercising warrants	95,834	–
Proceeds from issuance of common stock	311,250	–
Cash paid on accrued interest	(3,140)	–
Proceeds for the issuance of preferred stock	–	400,000
Net Cash Provided by Financing Activities	1,703,944	400,000

Net change in Cash and Cash Equivalents	708,644	(1,846,154)
Cash and Cash Equivalents, beginning of period	213,184	2,044,662
Change in foreign currency	–	(20,042)
Cash and Cash Equivalents, end of period	$921,828	$178,466

Supplemental Disclosure Information:
Cash paid for interest	$–	$38,075
Cash paid for taxes	$–	$–

Non-cash Financing and Investing Activities:
Stock issued for interest	$670,631	$35,215
Conversion of note and interest into AAA Preferred and Common Stock	$12,749,771	$–

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

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

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses for the three months ended March 31, 2017. As of March 31, 2017, the Company has an accumulated deficit of $57,467,240. The Company has had negative cash flows from operating activities of $995,300 for the three months ended March 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Condensed Consolidated Balance Sheets as of March 31, 2017, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2017, results of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

The information contained in this report on Form 10-Q should he read in conjunction with our Form 10-K for our fiscal year ended December 31, 2016.

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$1,797,007	$–	$1,797,007

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

Derivative Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to four convertible notes issued and outstanding totaling $1,200,000 which included a ratchet provision in the conversion prices which range between $.05-.30. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $462,193 and derivative expense of $1,038,439 during the three and months ended March 31, 2017. As of March 31, 2017, the fair market value of the derivatives aggregated $1,797,007, using the following assumptions: estimated 0.1 to 0.5-year term, estimated volatility of 211.09% to 338.04%, and a discount rate of 0.00% to 0.92%.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2017 and December 31, 2016. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of March 31, 2017 and December 31, 2016, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of March 31, 2017, and December 31, 2016, the balances were $921,828 and $213,184, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of March 31, 2017, and December 31, 2016, the Company exceeded FDIC limits by $632,031 and $0, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2017, and December 31, 2016, allowance for doubtful accounts were $104,611 and $104,611, respectively.

INVENTORY - Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer's frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of March 31, 2017, and December 31, 2016, the Company has reserved against $31,676 and $31,676, respectively.

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

LONG LIVED ASSETS - Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The company recognized $223,487 impairment losses for the period ended December 31, 2016 and $12,127 for the period ended March 31, 2017.

WEBSITE TECHNOLOGY - Website technology developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS- Advertising costs are expensed as incurred. For the three months ended March 31, 2017 and March 31, 2016, there were advertising costs of $0 and $0, respectively.

ACCOUNTING FOR STOCK BASED COMPENSATION. Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options for which vesting requirements will not be completed ("forfeitures"). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 6 "Stock Option Plans" in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

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

NOTE 2: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 66,183,884 because they are anti-dilutive as a result of a net loss for the three months ended March 31, 2017.

NOTE 3: CONVERTIBLE PROMISSORY NOTE

Summary of Convertible Promissory Notes:

	March 31, 2017	December 31, 2016
Arnost Note	$–	$322,000
Cavu Notes net of $0 for 2017 and $23,292 for 2016	100,000	241,621
Berg Notes (a)	50,000	3,722,000
Investor Note, net of discounts	212,258	6,546,654
Total Debt	362,258	10,832,275
Current portion of debt	362,258	10,832,275
Long-term portion of debt	$–	$–

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date.

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to four convertible notes issued totaling $1,200,000 which included a ratchet provision in the conversion price of $.05 or $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes have maturity dates ranging from May 31, 2017 – September 28, 2017. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $462,193 and derivative expense of $1,038,439 during the year ended March 31, 2017. As of March 31, 2017, the fair market value of the derivatives aggregated $1,797,007, using the following assumptions: estimated 0.1 to 0.5-year term, estimated volatility of 211.09% to 338.04%, and a discount rate of 0.00% to 0.92%.

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

In February 2017, The Company debt holders converted $3,672,000 of notes being converted at 0.05 per share into 73,440,000 shares of common stock.

February 28, 2017, the Company entered into an agreement with two non-affiliated persons to provide $1.6 million of short term secured debt financing in three monthly tranches. The Company will issue in connection with each tranche, a six-month secured convertible promissory note. In connection with this transaction, the Company agreed to issue an origination fee of 3,200,000 warrants. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction.

In February 2017, the Company reported that all of its Series AA preferred stock and substantially all of its outstanding debt both secured and unsecured (approximately $12.1 million) have been converted into equity securities of the Company as outlined below. It should be noted that the capital transactions below were based on a premium to the average closing sale price of $0.045 per share during the 60 day period prior to February 08, 2017. The Company had outstanding 1,122,588 shares of newly designated Series AAA preferred stock and $1,350,000 of convertible notes. The convertible notes consist of $1,200,000 of secured notes and $150,000 of unsecured notes. Of the 1,122,588 shares of Series AAA preferred stock outstanding, 240,000 Series AA preferred stock with an original cost basis of $2.4 million were converted into Series AAA preferred stock. The remaining 882,588 shares of Series AAA preferred stock were issued in exchange for the conversion of principal and accrued interest of approximately $11,854,038 of unsecured debt. This conversion resulted in a loss on extinguishment of debt of $2,706,197. The terms of the Series AAA preferred stock can be summarized as follows:

The price of each preferred share shall be, at the option of the holder, convertible into 100 shares of Common Stock. If the preferred shares are converted, the subscriber will then receive 100% warrant coverage, with each warrant exercisable at $.05 per share with a cash payment to the Company through the close of business on December 31, 2019. The preferred shares have no voting or other preferences except as required by law other than the right of conversion described above and a liquidation preference equal to $.01 per share.

Thomas Arnost, our Executive Vice Chairman, and another principal stockholder agreed to convert letters of credit in the principal amount of $2,700,000 and $322,000 of secured debt into shares of common stock at the then marketing price of $.05 per share. Accrued interest on these obligations were either previously converted into our common stock or were upon conversion of the principal, converted into common stock at the fair market value of our common stock at each interest accrual date. At conversion date the balance of the letters of credit of $456,503 was recorded as Subscription receivable to be paid in the second quarter of 2017.

NOTE 4: STOCKHOLDERS' EQUITY (DEFICIT)

In December 2015, the Company sold 200,000 shares of its Series AA Preferred Stock at a purchase price of $10 per share and raised $2 million. Each share of Preferred Stock is convertible into 50 shares of Common Stock at an effective conversion price of $.20 per share of Common Stock. The Preferred Stockholder has anti-dilution protection rights through December 31, 2016. In the first quarter of 2016, the Company sold an additional 40,000 shares of its Series AA Preferred Stock and raised $400,000. In 2017, the Company exchanged 240,000 shares of AA preferred stock for AAA preferred stock. Also in 2017, the Company issued an additional 882,588 shares of AAA preferred stock in exchange for outstanding debt and accrued interest. The AAA Preferred shares at a purchase price of $10 per share shall be, at the option of the holder, convertible into 100 shares of Common Stock. If the preferred shares are converted, the subscriber will then receive 100% warrant coverage, with each warrant is exercisable at $0.05 per share with an expiration date of December 31, 2019. The preferred shares have no voting or other preferences except as required by law other than the right of conversion described above and a liquidation preference equal to $.01 per share.

Shares issued for services

During the quarter ended March 31, 2017, the Company issued 3,800,000 common shares, at $0.06 to $0.13 per share, valued at $314,310.

Shares issued for accrued interest

During the quarter ended March 31, 2017, the Company issued 3,919,620 common shares, at $0.04 to $0.05 per share, valued at $194,790 and AAA preferred shares of 47,588, at $10.00 per share, valued at $475,841.

During the year entered December 31, 2016, the Company issued 1,000,000 common shares in satisfaction of back rent owed the landlord in the sum of $57,157. The shares were valued at $20,000 and a gain on settlement of debt was recorded of $36,177.

During the year ended December 31, 2016, the Company issued 11,908,335 common shares, at $0.05 per share, valued at $594,417 for the exercise of outstanding warrants. During the quarter ended March 31, 2017, the Company issued 1,916,667 shares, at $0.05 per share, valued at $95,834 for cash for the exercise of outstanding warrants.

See Note 3 above for a discussion of first quarter 2017 stock transactions.

NOTE 5: STOCK-BASED COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month periods ended March 31, 2017 and 2016 include employee share-based compensation expense totaling $273,092 and $183,785, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Employee stock-based compensation - option grants	$150,592	$151,785
Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - option grants	11,500	32,000
Non-Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation-stock warrant	111,000	–

Total	$273,092	$183,785

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

The weighted average assumptions made in calculating the fair values of options granted under the Plans during the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Expected volatility	146.77%	133.46%
Expected dividend yield	–	–
Risk-free interest rate	1.89%	1.61%
Expected term (in years)	5	5

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2017	18,315,001	.41	5.14	$5,625
Granted	250,000	.05	5.00	–
Exercised	–
Cancelled	(750,000)
Outstanding, March 31, 2017	17,815,001	.37	7.94	37,375
Options exercisable, March 31, 2017	15,412,917	.40	4.30	$37,375

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2017 and 2016 was $0.03 and $0.18, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $33,375 closing price of the Company's common stock on March 31, 2017.

As of March 31, 2017, the fair value of unamortized compensation cost related to unvested stock option awards was $400,721.

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Expected volatility	151.49%	–%
Expected dividend yield	–	–
Risk-free interest rate	151.49%	–%
Expected term (in years)	5

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2017	21,252,734	$.48	1.40	$–
Granted	3,200,000	.10	5.00
Exercised	(1,916,667)
Cancelled
Outstanding, March 31, 2017	22,536,067	$.42	4.45	131,000
Options warrants exercisable, March 31, 2017	22,536,067	$.43	.81	$131,000

NOTE 7: COMMITMENTS AND CONTINGENCIES

COMMITMENTS –

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 195 current Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment due date (approximately 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock currently at a conversion price of $.20 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. In April, July, October, 2016 and January 2017, Simon drew down on each bank letter of credit for an aggregate of $1,121,748 owed to each letter of credit provider. During the first quarter of 2017, the Letter of Credit holders converted the entire $2,700,000 into 54,000,000 shares of Common Stock.

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

Our lease for approximately 2,000 square feet of space at an annual cost of approximately $30,100 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738 expired in November 2013. We currently lease this property on a month to month basis for approximately $2,500 per month beginning December 2014, with a 5% increase in rent each month.

In March 2013, we entered into a two-year lease for an approximately 1,200 square foot facility of office and warehouse space in Barcelona, Spain, at monthly cost of approximately $2,200. This lease on a month-to-month basis. We have closed this facility and consolidated our efforts moving our activities back to the United States.

In March of 2014, we entered into a month-to-month lease agreement for approximately 400 square feet of office space located in Manhattan, NY at a monthly cost of $3,700. In May of 2015 we moved to a larger location with the same landlord on a month to month basis for $6,000 each month.

Minimum future rentals under non-cancelable lease commitments are as follows:

YEARS ENDING DECEMBER 31,
2017	2,168,653
2018	–
2019 and thereafter	–
$2,168,653

Rent and real estate tax expense was approximately $482,500 and $858,900 for the three months ended March 31, 2017 and 2016, respectively.

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

Separation Agreement

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

TRANSACTIONS WITH MAJOR CUSTOMERS —

The Company sells its branded merchandise to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the three months ended March 31, 2017 a customer accounted for approximately 23% of net revenues and for the three months ended March 31, 2016 a customer accounted for approximately 47% of net revenues. The Company holds on hand certain items that are ordered on a regular basis.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

First Quarter of Fiscal 2016

	Quarter Ended March 31, 2016
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$458,050	59,182	$517,232
Operating (loss), before interest amortization, depreciation and taxes	(699,493)	(1,609,056)	(2,308,549)
Derivative expense	–	–	–
Loss on settlement of debt	–	–	–
Interest income	1	–	1
Interest (expense)	(630,027)	–	(630,027)
Depreciation and amortization	(4,941)	(32,837)	(37,778)
Net Loss	(1,334,460)	(1,641,893)	(2,976,353)
Assets at March 31, 2016	1,272,616	108,047	1,380,663

First Quarter of Fiscal 2017

	Quarter Ended March 31, 2017
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	352,332	81,787	434,119
Operating (loss), before interest amortization, depreciation and taxes	(172,784)	(1,226,362)	(1,399,146)
Derivative expense	–	(1,038,439)	(1,038,439)
Loss on settlement of debt	–	(2,706,197)	(2,706,197)
Interest income	–	–	–
Interest (expense)	–	(1,133,933)	(1,133,933)
Depreciation and amortization	(2,532)	(4,900)	(7,432)
Net Loss	(175,316)	(6,109,831)	(6,285,147)
Assets at March 31, 2017	601,551	718,782	1,320,333

All intersegment sales and expenses have been eliminated from the table above.

NOTE 9: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows:

•	In April 2017, the Company received the third portion of the short term secured debt financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2016 which includes our audited financial statements for the year ended December 31, 2016 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

	Three Months Ended March 31
	2017	2016
Revenue	$434,119	$517,232
Cost of Revenues	$430,568	$561,589
Gross Profit (Loss)	$3,551	$(44,357)
Selling, General and Administrative Expenses	$1,860,195	$2,521,308
(Loss) from Operations	$(1,856,644)	$(2,565,665)

We generated revenues of $434,119 in the first quarter of 2017 compared to $517,232 in the same period of the prior year. As our Mobiquity revenue streams from collection of data and analysis is fairly new, at the current time, revenues Mobiquity Networks are $81,787 of our consolidated revenues. In 2017, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the implementation of our new revenue business model.

Cost of revenues was $430,568 or 99% of revenues in the first quarter of 2017 compared to $561,589 or 109% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The change in cost of revenues of $131,021 in 2017 is related to volume and product mix of the products our customers purchased along with the establishment of our Mobiquity devices.

Gross profit was $3,551 for the first quarter of 2017 or 1% of net revenues compared to $(44,357) in the same fiscal period of the prior year or (109)% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been constructed and is currently being expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $1,860,195 for the first quarter of 2017 compared to $2,521,308 in the comparable period of the prior year, a decrease of approximately $661,113. Such operating costs include payroll and related expenses, commissions, insurance, rents, fee payments to Simon Property Group, Macerich malls and GGP malls professional (consulting) and public awareness fees.

The net operating loss for the first quarter of 2017 was $1,856,644 as compared to $2,565,665 for the comparable period of the prior year. The change in operating loss is attributable to reductions in salaries, rents commissions and non-cash stock based compensation.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $921,828 at March 31, 2017. Cash used in operating activities for the three months ended March 31, 2017 was $995,300. This resulted primarily from a net loss of $6,285,148, offset by stock based payments of $273,092 a decrease in accounts receivable of $80,927 and a decrease in prepaid expenses and other assets of $20,033 and an decrease of accounts payable and accrued expenses of $249,097 and the non-cash items of the change in fair value of derivative liabilities of $462,193, derivative expense of $1,038,439 and the loss on settlement of debt of $2,706,197 and amortization of debt discount of $643,363. Net cash was provided by financing activities of $1,703,944 from the sale of the Company's Common Stock for the quarter ended March 31, 2017 of $311,250, proceeds from the exercise of warrants of $95,834 and net proceeds from the issuance and extinguishment of notes of $1,300,000.

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

As of April 5, 2017, the Company has outstanding 191,421,390 shares of common stock, 1,122,588 shares of newly designated Series AAA preferred stock and $1,350,000 of convertible notes. The convertible notes consist of $1,200,000 of secured notes and $150,000 of unsecured notes. Of the 1,122,588 shares of Series AAA preferred stock outstanding, 240,000 Series AA preferred stock with an original cost basis of $2.4 million were converted into Series AAA preferred stock. The remaining 882,588 shares of Series AAA preferred stock were issued in exchange for the conversion of principal and accrued interest of approximately $11,854,038 of unsecured debt. The terms of the Series AAA preferred stock can be summarized as follows:

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

Our agreement with Simon Properties requires us to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015 and 2016, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment date (about 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into our common stock. In February 2017, Thomas Arnost agreed to convert his $322,000 of secured debt and both Mr. Arnost and SNW JR Properties agreed to convert their letters of credit and any accrued interest at a conversion price of $.05 per share as to the principal amount and at market price for interest accrued at each respective interest accrual date. A total of 36,541,960 shares were issued to Mr. Arnost and 27,738,260 shares were issued to SNW JB Properties.

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

ITEM 2. CHANGES IN SECURITIES.

(a) The Company filed a Form 8-K – date of earliest event February 28, 2017 to report various sales of unregistered securities. The aforementioned form 8-K filed with the SEC on March 1, 2017 is incorporated by reference. It should be noted that the number of Series AAA preferred shares reported in the Form 8-K of 1,142,538 should be corrected to 1,122,588 shares which agrees with the information provided in Note 3 of this Form 10-Q. From January 1, 2017 through March 31, 2017, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2017	Common Stock and Warrants to Purchase Common Stock	3,800,000 shares and 1,000,000 warrants	Services rendered; no commissions paid	Section 4(2)	Each warrant is exercisable at $.10 per share through March 6, 2022

March 2017	Common Stock Purchase Warrants	2,200,000 shares	These warrants were issued to a FINRA licensed broker/dealer as compensation in connection with raising $1.6 million from the issuance of secured debt securities described in the aforementioned Form 8-K.	Section 4(2)	Each warrant is exercisable at $.06 per share through March 1, 2022

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended March 31, 2017, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation(22)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5)(7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5)(7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
10.18	Employment Agreement – Sean Trepeta (19)
10.19	Employment Agreement – Paul Bauersfeld (19)
10.20	Employment Agreement – Thomas Arnost (20)

10.21	December 2013 Agreement with Thomas Arnost modifying secured debt purchased by Arnost from TCA (19)
10.22	Letter Agreement dated December 9, 2014 with Thomas Arnost to extend expiration date of secured note to December 31, 2015 (19)
10.23	Letter Agreement dated July 8, 2013 with Thomas Arnost to provide letter of credit for $1,350,000(19)
10.24	Letter Agreement dated July 8, 2013 with SNW Properties to provide letter of credit for $1,350,000(19)
10.25	Letter Agreement dated December 15, 2014 with Carl E. Berg (19)
10.26	Separation Agreement with Michael D. Trepeta (24)
10.27	Form of convertible promissory note. (22)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (15)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form or Class E Warrant(9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant (19)
101.INS	XBRL Instance Document (*)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

________________

25

_____

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Incorporated by reference to Form 8-K filed September 11, 2013.
(18)	Incorporated by reference to Form 8-K filed April 1, 2014.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 19, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 2, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated February 28, 2017.
(23) (24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015. Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: May 16, 2017	By:	/s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: May 16, 2017	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

27