Form 10-Q
period 2017-06-30
Mobiquity Technologies, Inc.
filed 2017-08-14
CIK 1084267

Table of contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

COMMISSION FILE NUMBER: 000-51160

MOBIQUITY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-3427886
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

626 RXR Plaza
Uniondale, NY 11556

(Address of principal executive offices)

(516) 256-7766

(Registrant's telephone number)

600 Old Country Road, Suite 541,
Garden City, NY 11530

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

Yes ☐    No ☒

As of August 10, 2017, the registrant had a total of 192,421,390 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$306,259	$213,184
Accounts receivable, net	383,604	298,928
Inventory, net	66,142	79,291
Prepaid expenses and other current assets	10,367	38,929
Total Current Assets	766,372	630,332

Property and equipment, net	2,748	15,392

Intangible assets, net	22,817	37,117

Other assets	17,385	43,332
Total Assets	$809,322	$726,173

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$743,008	$914,697
Accrued expenses	660,418	1,161,628
Derivative liability	1,614,729	350,700
Convertible promissory notes, net	1,083,907	10,832,275
Total Current Liabilities	4,102,062	13,259,300

Total Liabilities	4,102,062	13,259,300

AAA Preferred Stock, $.0001 par value; 5,000,000 shares authorized 1,117,588 and zero shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	11,854,062	–

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and 240,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	–	25
Common stock, $.0001 par value; 900,000,000 and 500,000,000 shares authorized; 192,421,390 and 99,020,103 shares issued and outstanding at June 30, 2017, and December 31, 2016, respectively	19,253	9,913
Additional paid-in capital	44,119,565	38,652,075
Accumulated other comprehensive income (loss)	–	(13,047)
Accumulated deficit	(59,285,620)	(51,182,093)
Total Stockholders' Deficit	(15,146,802)	(12,533,127)
Total Liabilities and Stockholders' Deficit	$809,322	$726,173

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016

Revenues
Product revenue	$750,304	$584,740	$1,102,636	$1,042,790
Service revenue	100,204	11,750	181,991	70,932
	850,508	596,490	1,284,627	1,113,722

Cost of Revenues
Cost of product revenue	570,046	394,065	904,322	773,880
Cost of service revenue	309,739	–	406,031	88,310
	879,785	394,065	1,310,353	862,190
Gross Profit	(29,277)	202,425	(25,726)	251,532

Operating Expenses:
Selling, general and administrative	1,606,184	2,255,983	3,466,379	4,870,755
Total Operating Expenses	1,606,184	2,255,983	3,466,379	4,870,755

Loss from Operations	(1,635,461)	(2,053,558)	(3,492,105)	(4,619,223)

Other Income (Expense):
Interest expense	(758,492)	(792,478)	(1,892,426)	(1,422,505)
Gain/(Loss) on Derivative Instrument	1,006,309	537,497	1,284,031	756,835
Initial derivative expense	(181,265)	(565,780)	(1,284,704)	(565,780)
Gain/(Loss) on Settlement of Debt	–	–	(2,706,197)	–
Impairment of intangible assets	–	–	(12,127)	–
Interest income	1	2	1	3
Total Other Income (Expense)	66,553	(820,759)	(4,611,422)	(1,231,447)

Net Loss	(1,568,908)	$(2,874,317)	(8,103,527)	$(5,850,670)

Other Comprehensive (Loss)	–	(747)	(13,047)	(20,789)

Net Comprehensive Loss	$(1,568,908)	$(2,875,064)	$(8,090,480)	$(5,871,459)

Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.04)	$(0.05)	$(0.07)

Weighted Average Common Shares Outstanding:
Basic and Diluted	191,606,473	80,138,462	170,802,429	79,660,300

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30,	2017	2016
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	$(8,103,527)	$(5,850,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	6,451	70,513
Amortization - Intangible Assets	14,300	14,300
Amortization - Debt discount	1,363,013	1,190,909
Stock-based compensation	425,358	349,409
Common stock issued for services	314,310	122,750
Initial derivative expense	1,284,704	565,780
Gain on change in derivative	(1,284,031)	(756,835)
Gain on settlement of debt	2,706,197	–
Loss on disposal of assets	12,241	–
Expenses paid from note	567,737	–
Changes in operating assets and liabilities:
Accounts receivable	(84,676)	93,729
Inventory	13,149	19,807
Prepaid expenses and other assets	48,461	388,890
Accounts payable	(163,310)	18,198
Accrued expenses and other current liabilities	361,064	162,588
Total adjustments	5,584,968	2,240,038
Net Cash Used in Operating Activities	(2,518,559)	(3,610,632)

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(173,940)
Loss on disposition of fixed assets	–	–
Net Cash Used in Investing Activities	–	(173,940)

Cash Flows from Financing Activities:
Proceeds from the issuance of notes	1,735,000	1,580,626
Proceeds from issuance of common stock	311,250	–
Proceeds received from exercising warrants	95,834	–
Proceeds from the collection of stock subscription receivable	456,503	–
Proceeds from the issuance of preferred stock	–	400,000
Net Cash Provided by Financing Activities	2,598,587	1,980,626

Net Change in Cash and Cash Equivalents	80,028	(1,803,946)
Cash and Cash Equivalents, beginning of period	213,184	2,044,662
Change in foreign currency	13,047	(20,790)
Cash and Cash Equivalents, end of period	$306,259	$219,926

Supplemental Disclosure Information:
Cash paid for interest	$3,140	$50,150
Cash paid for taxes	$–	$–

Non-cash Disclosures:
Common Stock issued for interest	–	$62,215
Original debt discount against derivative liabilities	$1,600,000	$1,025,000
Conversion of note and interest into AAA Preferred and Common Stock	$12,791,476	$–
Original issue discount against convertible notes	$294,939	$–

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
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

Ace Marketing is our legacy marketing and promotions business which provides integrated marketing services to our commercial customers. While Ace Marketing currently represents a substantial portion of our revenue, we anticipate that activity from Ace Marketing will represent a diminishing portion of corporate revenue as our attention is now principally focused on developing and executing on opportunities in our Mobiquity Networks business.

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses for the three months and six months ended June 30, 2017. As of June 30, 2017, the Company has an accumulated deficit of $59,285,620. The Company has had negative cash flows from operating activities of $2,518,559 for the six months ended June 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan related to mobile location data. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders and investors will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiaries, Mobiquity Networks, Inc., Ace Marketing, Inc., (which has had its name changed to Ace Marketing & Promotions, Inc.). All intercompany accounts and transactions have been eliminated in consolidation.

The Condensed Consolidated Balance Sheets as of June 30, 2017, the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2017 and 2016 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2017, results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the Securities and Exchange Commission, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$–	$1,614,729	$1,614,729

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

Derivative Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to eight convertible notes issued totaling $1,850,000 which included a ratchet provision in the conversion price of $.05 or $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes have maturity dates ranging from July 31, 2017 – October 28, 2017. The Company also has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 500,000 warrants which included a ratchet provision in the conversion price of $.05 as part of a conversion of preferred AAA shares, and 1,000,000 warrants which included a ratchet provision in the conversion price of $.055 as part of a placement fee related to a note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $1,284,031 and derivative expense of $1,284,704 during the period ended June 30, 2017. As of June 30, 2017, the fair market value of the derivatives aggregated $1,614,729 using the following assumptions: estimated 0.1 to 0.5-year term, estimated volatility of 139.48% to 338.04%, and a discount rate of 0.00% to 1.03%.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2017 and December 31, 2016. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of June 30, 2017 and December 31, 2016, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of June 30, 2017, and December 31, 2016, the balances were $306,259 and $213,184, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of June 30, 2017, and December 31, 2016, the Company exceeded FDIC limits by $0 and $0, respectively.

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

MOBIQUITY NETWORKS – Revenue is recognized with the billing of an advertising contract or data sale. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. The second type of revenue is through the licensing of our data. Revenue from data can occur in two ways; the first is a direct feed, which is billed at the end of each month. The second way is through the purchasing of audience segments. When an audience segment is purchased, we bill the buyer upon delivery, which is usually 30 days for the order date.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of June 30, 2017, and December 31, 2016, allowance for doubtful accounts were $104,611 and $104,611, respectively.

INVENTORY - Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer's frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of June 30, 2017, and December 31, 2016, the Company has reserved against $31,676 and $31,676, respectively.

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

LONG LIVED ASSETS - Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The company recognized $223,487 impairment losses for the period ended December 31, 2016 and $12,127 for the six months ended June 30, 2017.

WEBSITE TECHNOLOGY - Website technology developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS- Advertising costs are expensed as incurred. For the six months ended June 30, 2017 and June 30, 2016, there were advertising costs of $0 and $0, respectively.

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

FOREIGN CURRENCY TRANSLATIONS - The Company's functional and reporting currency is the U.S. dollar. We owned a subsidiary in Europe. Our subsidiary's functional currency is the EURO. All transactions initiated in EUROs are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

(ii)	Fixed assets and equity transactions at historical rates.

(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income. The subsidiary has since been closed down with foreign operations now being conducted back in the United States.

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

NOTE 2: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 75,747,177 because they are anti-dilutive as a result of a net loss for the three and six months ended June 30, 2017.

NOTE 3: CONVERTIBLE PROMISSORY NOTE

Summary of Convertible Promissory Notes:

	June 30, 2017	December 31, 2016
Arnost Note	$–	$322,000
Cavu Notes net of $0 for 2017 and $8,379 for 2016	100,000	241,621
Berg Notes (a)	50,000	3,722,000
Investor Note, net of discounts	100,000	6,546,654
Secured Debt (b) net of $833,907 for 2017 and $0 for 2016	1,600,000	-0-
Total Debt	1,850,000	10,832,275
Current portion of debt	1,850,000	10,832,275
Long-term portion of debt	$–	$–

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date.

(b)

On February 28, 2017, the Company entered into an agreement with two non-affiliated persons to provide $1.6 million of short term secured debt financing in three monthly tranches. The Company will issue in connection with each tranche, a six-month secured convertible promissory note. In connection with this transaction, the Company agreed to issue an origination fee of 3,200,000 warrants. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction.

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to five convertible notes issued totaling $1,700,000 which included a ratchet provision in the conversion price of $.05 or $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes have maturity dates ranging from July 31, 2017 – October 28, 2017. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $1,284,031 and derivative expense of $1,284,704 during the year ended June 30, 2017. As of June 30, 2017, the fair market value of the derivatives aggregated $1,593,752, using the following assumptions: estimated 0.1 to 0.5-year term, estimated volatility of 139.48% to 338.04%, and a discount rate of 0.00% to 1.03%.

In April 2016 through the filing date of this Form 10-Q, the Company issued and sold 12% unsecured promissory notes in the principal amount of $1,025,000, convertible at $0.20 per common share. Upon conversion, the note holders would receive 100% warrant coverage, exercisable at $0.20 per common share over a period of five years with cashless exercise provisions. These notes automatically convert in the event at least $5 million is raised in an equity financing. Prior to the mandatory conversion date, note holders have the option to convert the principal and accrued interest also on the same terms as the mandatory conversion and the Company has the option to prepay. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $1,507,450 and initial derivative expense of $565,780. As of December 31, 2016, the fair market value of these derivatives aggregated $126,275, using the following assumptions: estimated 0.3 year term, estimated volatility of 279%, and a discount rate of 0.51%. As of June 30, 2017, the fair market value of the derivatives aggregated $1,614,729 using the following assumptions: estimated 0.1 to 0.5-year term, estimated volatility of 139.48% to 338.04% and a discount rate of 0.00% to 1.03%.

The Company raised $700,000 in the third quarter of 2016 from the sale of secured promissory notes in the principal amount of $700,000 from six accredited investors. Each Note was scheduled to be repaid on October 31, 2016, extended to December 15, 2016 but payment was not made. In lieu of interest on the Note, 4,900,000 restricted shares of common stock were issued to the Note Holders. At the option of the Note Holder, each Note shall be convertible at the lower of $.20 per common share or into securities on the same terms of the next completed equity offering of at least $10 million in gross proceeds. In the event the Note is converted into common stock, 100% warrant conversion shall be provided to the Note Holder for each share of common stock issued upon conversion. These warrants will have a term of three years and shall be exercisable at $.20 per common share. Prior to this offering, Thomas Arnost, Executive Chairman, has a secured interest in the amount of $322,000 in the assets of the Company and its subsidiaries. Mr. Arnost has agreed that the investors in this offering will have a pari passu first secured interest with Mr. Arnost in all assets of the Company and its subsidiaries. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $11,071. As of December 31, 2016, the fair market value of these derivatives aggregated $42,945, using the following assumptions: estimated volatility of 279.0%, and a discount rate of 0.51%. As of June 30, 2017, the fair market value of these derivatives aggregated $1,593,753, using the following assumptions: expected volatility of 155.62% to 167.67% and a discount rate of 0.00% to 1.80%.

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

In February 2017, Thomas Arnost, our Executive Vice Chairman, and another principal stockholder agreed to convert letters of credit in the principal amount of $2,700,000 and $322,000 of secured debt into shares of common stock at the then marketing price of $.05 per share. Accrued interest on these obligations were either previously converted into our common stock or were upon conversion of the principal, converted into common stock at the fair market value of our common stock at each interest accrual date.

NOTE 4: STOCKHOLDERS' EQUITY (DEFICIT)

In December 2015, the Company sold 200,000 shares of its Series AA Preferred Stock at a purchase price of $10 per share and raised $2 million. Each share of Preferred Stock is convertible into 50 shares of Common Stock at an effective conversion price of $.20 per share of Common Stock. The Preferred Stockholder has anti-dilution protection rights through December 31, 2016. In the first quarter of 2016, the Company sold an additional 40,000 shares of its Series AA Preferred Stock and raised $400,000. In 2017, the Company exchanged 240,000 shares of AA preferred stock for AAA preferred stock. Also in 2017, the Company issued an additional 882,588 shares of AAA preferred stock in exchange for outstanding debt and accrued interest. The AAA Preferred shares at a purchase price of $10 per share shall be, at the option of the holder, convertible into 100 shares of Common Stock. If the preferred shares are converted, the subscriber will then receive 100% warrant coverage, with each warrant is exercisable at $0.05 per share with an expiration date of December 31, 2019. The preferred shares have no voting or other preferences except as required by law other than the right of conversion described above and a liquidation preference equal to $.01 per share. During the six months ended June 30, 2017, 5,000 AAA Preferred shares were converted to 500,000 shares of common stock.

Shares issued for services

During the quarter ended March 31, 2017, the Company issued 3,800,000 common shares, at $0.06 to $0.13 per share, valued at $314,310. During the quarter ended June 30, 2017, the Company issued zero common shares.

Shares issued for accrued interest

During the quarter ended March 31, 2017, the Company issued 3,919,620 common shares, at $0.04 to $0.05 per share, valued at $194,790 and AAA preferred shares of 47,588, at $10.00 per share, valued at $475,841. No shares were issued for interest during the quarter ended June 30, 2017.

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

See Note 3 above for a discussion of first half of 2017 stock transactions.

NOTE 5: STOCK-BASED COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three months ended June 30, 2017 and 2016 include employee share-based compensation expense totaling $152,000 and $166,000, respectively. The Company’s results for the six month periods ended June 30, 2017 and 2016 include share based compensation expense totaling approximately $425,000 and $349,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee stock-based compensation - option grants	$152,266	$143,874	$302,858	$295,659
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	–	21,750	11,500	53,750
Non-Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation-stock warrant	–	–	111,000	–
Total	$152,266	$165,624	$425,358	$349,409

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

The weighted average assumptions made in calculating the fair values of options granted during the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Expected volatility	0.00%	137.84%	146.77%	135.65%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.00%	1.14%	1.89%	1.38%
Expected term (in years)	0	5.00	5.00	5.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2017	18,315,001	0.41	5.14	$5,625
Granted	250,000	0.05	4.5	13,876
Exercised
Cancelled & Expired	(750,000)

Outstanding, June 30, 2017	17,815,001	0.40	4.35	$27,000

Options exercisable, June 30, 2017	15,412,917	0.39	4.30	$27,000

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2017 and 2016 was $0.05 and $0.11, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.09 closing price of the Company's common stock on June 30, 2017.

As of June 30, 2017, the fair value of unamortized compensation cost related to unvested stock option awards is $314,890.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Expected volatility	0.00%	0.00%	151.49%	0.00%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	0	0	4.75	0

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2017	21,252,734	$0.48	1.40	$–
Granted	4,700,000	$0.07	2.93	136,630
Exercised	(1,916,667)
Expired
Outstanding, June 30, 2017	24,036,067	$0.40	1.42	136,630

Warrants exercisable, June 30, 2017	24,036,067	$0.40	1.42	$136,630

NOTE 7: COMMITMENTS AND CONTINGENCIES

COMMITMENTS –

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 195 current Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment due date (approximately 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock currently at a conversion price of $.20 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. In April, July and October, 2016 and January and April 2017, Simon drew down on each bank letter of credit for an aggregate of $1,350,000 owed to each letter of credit provider. During the first quarter of 2017, the Letter of Credit holders converted the entire $2,700,000 into 54,000,000 shares of Common Stock.

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

In June of 2017, we entered into a month-to-month lease agreement for approximately 1,600 square feet of office space located in Uniondale New York at a monthly cost of $6,500.

Minimum future rentals under non-cancelable lease commitments are as follows:

YEARS ENDING DECEMBER 31,
2017	0
2018	0
2019 and thereafter	0
$0

Rent and real estate tax expense was approximately $571,084 and $1,055,900 for the three months ended June 30, 2017 and 2016, respectively. Rent and real estate tax expense was approximately $1,053,619 and $1,914,800 for the six months ended June 30, 2017 and 2016, respectively.

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

TRANSACTIONS WITH MAJOR CUSTOMERS —

The Company sells its branded merchandise to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the three and six months ended June 30, 2017 a customer accounted for approximately 28.5% and 22.4%, respectively, of net revenues and for the three and six months ended June 30, 2016 a customer accounted for approximately 41% and 41%, respectively, of net revenues. The Company holds on hand certain items that are ordered on a regular basis.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

Second Quarter of Fiscal 2016

	Quarter Ended June 30, 2016
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$584,740	11,750	$596,490
Operating (loss), before interest amortization, depreciation and taxes	(161,910)	(1,872,896)	(2,034,806)
Interest income	2	–	2
Interest (expense)	(1,575)	(790,903)	(792,478)
Depreciation and amortization	(5,678)	(41,357)	(47,035)
Net Loss	(169,161)	(2,705,156)	(2,874,317)
Assets at June 30, 2016	457,539	635,596	1,093,135

Six Months Ended June 30, 2016

	Six Months Ended June 30, 2016
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$1,042,790	70,932	$1,113,722
Operating (loss), before interest amortization, depreciation and taxes	(435,205)	(3,908,150)	(4,343,355)
Interest income	3	–	3
Interest (expense)	(1,575)	(1,420,930)	(1,422,505)
Depreciation and amortization	(10,619)	(74,194)	(84,813)
Net Loss	(447,396)	(5,403,274)	(5,850,670)
Assets at June 30, 2016	457,539	635,596	1,093,135

All intersegment sales and expenses have been eliminated from the table above.

Second Quarter of Fiscal 2017

	Quarter Ended June 30, 2017
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$750,304	$100,204	$850,508
Operating (loss), before interest, amortization, depreciation and taxes	(65,220)	(731,673)	(796,893)
Interest income	1	–	1
Interest (expense)	(805)	(757,687)	(758,492)
Depreciation and amortization	(2,957)	(10,567)	(13,524)
Net Loss	(68,981)	(1,499,927)	(1,568,908)
Assets at June 30, 2017	411,751	397,571	809,322

Six Months ended June 30, 2017

	Six Months Ended June 30, 2017
	Ace Marketing & Promotions, Inc.	Mobiquity Networks, Inc.	Total
Revenues, net	$1,102,636	$181,991	$1,284,627
Operating (loss), before interest, amortization, depreciation and taxes	(237,619)	(5,952,528)	(6,190,147)
Interest income	1	–	1
Interest (expense)	(1,190)	(1,891,235)	(1,892,425)
Depreciation and amortization	(5,489)	(15,467)	(20,956)
Net Loss	(244,297)	(7,859,230)	(8,103,527)
Assets at June 30, 2017	411,751	397,571	809,322

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

Ace Marketing is our legacy marketing and promotions business which provides integrated marketing services to our commercial customers. While Ace Marketing currently represents substantially all of our revenue, we anticipate that activity from Ace Marketing will represent a diminishing portion of corporate revenue as our attention is now principally focused on developing and executing on opportunities in our Mobiquity Networks business. We believe that our Mobiquity Networks business represents our greatest growth opportunity going forward and therefore may consider selling or discontinuing operations of Ace Marketing.

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

Plan of Operation

Mobiquity Networks derives its revenue utilizing the revenue streams mentioned above. All of the products used to derive revenue for the Company are reliant on the collection of data. To achieve management’s revenue goals moving forward, we have developed a strategy to increase the two main driving forces behind our data collection. One strategy is to increase the total number of users we see on a monthly basis (“MAU”), and the second strategy is to increase the total number of locations (Places) available to see our MAU’s visit over the same time period. We are currently seeing over 15,000,000 unique mobile devices (MAU) on a monthly basis and roughly 22,000,000 unique devices for 2017. The ability to see and collect the data required from these unique devices comes from the installation of our proprietary Software Development Kit (SDK) into third party mobile applications (Apps). To continue to grow the total number of unique devices we can see on a monthly basis, we need to have our SDK installed in more third party Apps. We believe our unique offering to potential App partners gives us a competitive advantage over others in the industry. The task of partnering with third party Apps for installation of our SDK is handled internally by our business development team.

As of March 31, 2017, we had approximately 200,000 Places in our proprietary Places database, and that number has increased to over 2,000,000 Places during the second quarter 2017, thus exponentially increasing the amount of data we collect. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings. Management intends to hire additional sales personnel in the last two quarters of 2017 as working capital permits.

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

	Three Months Ended June 30
	2017	2016
Revenue	$850,508	$596,490
Cost of Revenues	$879,785	$394,065
Gross Profit	$(29,277)	$202,425
Selling, General and Administrative Expenses	$1,606,184	$2,255,983
(Loss) from Operations	$(1,635,461)	$(2,053,558)

We generated revenues of $850,508 in the second quarter of 2017 compared to $596,490 in the same period of the prior year. Revenues from our Mobiquity Networks devices consisted of $100,204 of our consolidated revenues, a 413% increase over the same period in 2016. In future reporting periods, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the data that can be derived therefrom and the expectation that advertisers will begin to utilize our data. See “Plan of Operation.”

Cost of revenues was $879,785 in the second quarter of 2017 compared to $394,065 or 66.1% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The increase in cost of revenues of $485,720 in 2017 is related to volume and product mix of the merchandise our customers purchased along with the establishment of our Mobiquity technology inhancement activities.

Gross profit (loss) was $(29,277) for the second quarter of 2017 compared to $202,425 in the same fiscal period of the prior year. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As revenue from Mobiquity Networks increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $1,606,184 for the second quarter of 2017 compared to $2,255,983 in the comparable period of the prior year, a decrease of approximately $649,799. Reduction in such operating costs include payroll, and related expenses, non-cash stock based compensation costs and professional fees.

The net operating loss for the second quarter of 2017 was $(1,635,461) as compared to $(2,053,558) for the comparable period of the prior year. The decrease in operating loss is attributable to the increase in Mobiquity Networks revenue, reduction in payroll, professional fees and rents.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Six Months Ended June 30, 2017 versus Six Months Ended 2016

	Six Months Ended June 30
	2017	2016
Revenue	$1,284,627	$1,113,722
Cost of Revenues	$1,310,353	$862,190
Gross Profit	$(25,726)	$251,532
Selling, General and Administrative Expenses	$3,466,379	$4,870,755
(Loss) from Operations	$(3,492,105)	$(4,619,223)

We generated revenues of $1,284,627 in the first six months of 2017 compared to $1,113,722 in the same period of the prior year. As our data sales are now being expanded, at the current time, revenues from the use of Mobiquity data consisted of $181,991 of our consolidated revenues, a 190% increase over the same period in 2016. In future reporting periods, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the data that can be derived therefrom and the expectation that advertisers will begin to utilize our data. See “Plan of Operation.”

Cost of revenues was $1,310,353 or 102% of revenues in the first six months of 2017 compared to $862,190 or 77.4% of revenues in the same fiscal period of the prior year. Cost of revenues includes purchases and freight costs associated with the shipping of merchandise to our customers. The decrease in cost of revenues of $448,163 in 2017 is related to volume and product mix of the products our customers purchased along with the establishment of our Mobiquity technology enhancements.

Gross profit (loss) was $(25,726) for the first six months of 2017 or 2% of net revenues compared to $251,532 in the same fiscal period of the prior year or 22.6% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As advertising revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly. As our mall network has only recently been expanded, at the current time, revenues from the use of our Mobiquity devices are not a material portion of our consolidated revenues.

Selling, general, and administrative expenses were $3,466,379 for the first six months of 2017 compared to $4,870,755 in the comparable period of the prior year, a decrease of approximately $1,404,376. Such operating cost reductions include payroll and related expenses, professional fees and rents.

The net operating loss for the first six months of 2017 was $(3,492,105) as compared to $(4,619,223) for the comparable period of the prior year. The decrease in operating loss is attributable to the focused effort in creating and streamlining the infrastructure required to move forward with the mall network, to provide information technology support.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $306,259 at June 30, 2017. Cash used in operating activities for the six months ended June 30, 2017 was $2,518,559. This resulted primarily from a net loss of $8,103,527 offset by stock based compensation of $425,358 depreciation and amortization of $20,956, increase in accounts receivable of $84,676 and a decrease in Inventory of $13,149 and an initial derivative expense of $1,284,707 and a change in derivatives of $1,284,031, gain on settlement of debt $2,706,197, decrease in prepaid expenses and other assets of $48,461 and an increase of accounts payable and accrued expenses of $198,476. Cash flow from financing activities of $2,598,587 resulted from the proceeds from the issuance of notes of $1,735,000 and the issuance of the Company’s common stock for $311,250 and the exercise of warrants and the collection of stock subscription receivable of $456,503.

The Company had cash and cash equivalents of $219,926 at June 30, 2016. Cash used in operating activities for the six months ended June 30, 2016 was $3,610,632. This resulted primarily from a net loss of $5,850,670 offset by stock based compensation of $349,409, depreciation and amortization of $84,813, decrease in accounts receivable of $93,729 and a decrease in Inventory of $19,807 and an initial derivative expense of $565,780 and a change in derivatives of $756,835, decrease in prepaid expenses and other assets of $388,890 and an increase of accounts payable and accrued expenses of $180,786. The Company had an increase in investing activities of $173,940 with the purchase of equipment and expansion to the network platform in new and existing mall and other locations. Cash flow from financing activities of $1,980,626 resulted from the proceeds from the issuance of the Company's preferred stock and use of the letter of credit and securing two year promissory notes totaling $1,025,000.

Our Company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our Company that have been repaid or converted to equity. Since 1999, we have relied primarily on equity financing from outside investors to supplement our cash flow from operations.

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

Recent Financings

In 2015, 2016, and 2017 we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

January 2015	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015	$850,000	Issued two-year promissory note in the principal amount of $850,000
March 2015	$500,000	Issued 1,666,667 common shares and a like number of warrants
April 2015	$1,710,000	Issued 5,700,000 common shares and a like number of warrants
May 2015	$510,000	Issued 1,700,000 common shares and a like number of warrants
August/October 2015	$3,675,000	Issued promissory notes in the principal amount of $3,675,000 and 3,675,000 shares of restricted common stock and warrants to purchase an additional 3,675,000 shares of restricted common stock
December 2015- March 2016	$2,400,000	Issued 240,000 shares of preferred stock convertible into 12,000,000 shares of common stock with anti-dilution protection for 2016
April – May 2016	$1,025,000	Issued convertible promissory notes in the principal amount of $1,025,000, convertible at $.20 per share with 100% warrant coverage.
Third Quarter 2016	$700,000	Issued short term convertible promissory notes in the principal amount oif $700,000 and prepaid interest of 4,900,000 common shares.
Fourth Quarter 2016	$595,417	Exercise of outstanding warrants/options at $.05 per share and issuance of approximately 11,908,335 shares of common stock.
First Quarter 2017	$1,100,000	Issued six-month promissory notes in principal amount of $1,100,000.
Second Quarter 2017	$500,000	Issued six-month promissory note in principal amount of $500,000

First Six Months 2017 Loan Agreements and Certain Transactions

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

As of June 30, 2017, the Company has outstanding 192,421,390 shares of common stock, 1,117,588 shares of newly designated Series AAA preferred stock and $1,850,000 of convertible notes. The convertible notes consist of $1,700,000 of secured notes and $150,000 of unsecured notes. Of the 1,117,588 shares of Series AAA preferred stock outstanding, 240,000 Series AA preferred stock with an original cost basis of $2.4 million were converted into Series AAA preferred stock. The remaining 877,588 shares of Series AAA preferred stock were issued in exchange for the conversion of principal and accrued interest of approximately $11,854,038 of unsecured debt. The terms of the Series AAA preferred stock can be summarized as follows:

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

(c) In the three months ended June 30, 2017, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005 (1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws(19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
10.18	Employment Agreement – Sean Trepeta (19)
10.19	Employment Agreement – Paul Bauersfeld (19)
10.20	Employment Agreement – Thomas Arnost (20)

10.21	December 2013 Agreement with Thomas Arnost modifying secured debt purchased by Arnost from TCA (19)
10.22	Letter Agreement dated December 9, 2014 with Thomas Arnost to extend expiration date of secured note to December 31, 2015 (19)
10.23	Letter Agreement dated July 8, 2013 with Thomas Arnost to provide letter of credit for $1,350,000 (19)
10.24	Letter Agreement dated July 8, 2013 with SNW Properties to provide letter of credit for $1,350,000 (19)
10.25	Letter Agreement dated December 15, 2014 with Carl E. Berg (19)
10.26	Separation Agreement with Michael D. Trepeta (24)
10.27	Form of convertible promissory note. (22)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014
21.1	Subsidiaries of the Issuer (15)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan(3)
99.7	Form of Class D Warrant (3)
99.8	Form of Class E Warrant (9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant (19)
101.INS	XBRL Instance Document (*)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.

(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Incorporated by reference to Form 8-K filed September 11, 2013.
(18)	Incorporated by reference to Form 8-K filed April 1, 2014.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 19, 2014.
(20)	Incorporated by reference to Form 8-K dated December 2, 2014.
(21)	Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated February 28, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: August 14, 2017	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: August 14, 2017	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

