Form 10-Q
period 2017-09-30
Mobiquity Technologies, Inc.
filed 2017-11-14
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

COMMISSION FILE NUMBER: 000-51160

MOBIQUITY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-3427886
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

35 Torrington Lane

Shoreham, NY 11786

(Address of principal executive offices)

(516) 246-9422

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

Yes ☐    No ☒

As of November 14, 2017, the registrant had a total of 194,570,601 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

Part I - FINANCIAL INFORMATION

Item 1. - Financial Statements

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$213,268	$193,934
Accounts receivable, net	205,026	–
Prepaid expenses and other current assets	33,143	5,590
Total Current Assets	451,437	199,524

Property and equipment, net	–	9,187

Intangible assets, net	14,860	29,560

Other assets	11,275	37,223
Assets held for sale	567,755	450,680
Total Assets	$1,045,327	$726,174

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$295,521	$418,719
Accrued expenses	546,456	1,150,565
Derivative liability	821,834	350,700
Convertible promissory notes, net	2,576,189	10,832,275
Total Current Liabilities	4,240,000	12,752,259

Long-term portion of convertible promissory notes, net	–	–
Liabilities held for sale	801,497	507,042
Total Liabilities	5,041,497	13,259,301

AAA Preferred Stock, $.0001 par value; 5,000,000 shares authorized 1,107,588 and zero shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	11,853,913	–

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, zero and 240,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	–	25
Common stock, $.0001 par value; 900,000,000 and 500,000,000 shares authorized; 194,570,601 and 99,020,103 shares issued and outstanding at September 30, 2017, and December 31, 2016, respectively	19,469	9,913
Additional paid-in capital	44,266,329	38,652,075
Accumulated other comprehensive loss	–	(13,047)
Accumulated deficit	(60,135,881)	(51,182,093)
Total Stockholders' Deficit	(15,850,083)	(12,533,127)
Total Liabilities and Stockholders' Deficit	$1,045,327	$726,174

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Service revenue	$202,020	$42,562	$384,011	$113,494
	202,020	42,562	384,011	113,494

Cost of Revenues
Cost of service revenue	154,124	34,603	560,155	122,913
	154,124	34,603	560,155	122,913
Gross Profit	47,896	7,959	(176,144)	(9,419)

Operating Expenses:
Selling, general and administrative	791,600	1,773,670	3,816,557	5,929,691
Total Operating Expenses	791,600	1,773,670	3,816,557	5,929,691

Loss from Operations	(743,704)	(1,765,711)	(3,992,701)	(5,939,110)

Other Income (Expense):
Interest expense	(761,691)	(1,177,734)	(2,652,927)	(2,598,411)
Loss on Derivative Instrument	1,608,259	1,444,861	2,892,290	2,201,696
Initial derivative expense	–	–	(1,284,704)	(565,780)
Loss on disposition of fixed assets	–	(17,526)	–	(17,526)
Loss on Settlement of Debt	(960,177)	–	(3,666,374)	–
Impairment of intangible assets	–	–	(12,127)	–
Total Other Income (Expense)	(113,609)	249,601	(4,723,842)	(980,021)

Net Loss from continuing operations	$(857,313)	$(1,516,110)	$(8,716,543)	$(6,919,131)

Other Comprehensive (Loss)	–	11,129	13,047	(9,660)

Discontinued operations:
Income (Loss) from operations of discontinued entity	7,053	(155,014)	(237,244)	(602,663)

Net Comprehensive Loss	$(850,260)	$(1,659,995)	$(8,940,740)	$(7,531,454)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.02)	$(0.05)	$(0.09)

Weighted Average Common Shares Outstanding:
Basic and Diluted	192,860,824	82,656,917	178,527,374	81,619,169

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,	2017	2016
Cash Flows from Operating Activities:
Net loss	$(8,716,543)	$(6,919,131)
Net loss-discontinued operations	(237,245)	(602,663)
	(8,953,788)	(7,521,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	2,994	81,394
Amortization - Intangible Assets	14,700	14,700
Amortization - Debt discount	2,061,307	1,878,002
Stock-based compensation	516,629	512,949
Common stock issued for services	314,310	122,750
Initial derivative expense	1,284,704	565,780
Disposal of assets	–	17,526
Gain on change in derivative	(2,892,291)	(2,201,696)
Gain on settlement of debt	3,666,374	–
Loss on disposition of fixed assets	12,241	–
Expenses paid from note	567,737	–
Changes in operating assets and liabilities:
Accounts receivable	(205,026)	–
Inventory	–	–
Prepaid expenses and other assets	(7,654)	(49,906)
Accounts payable	(123,198)	290,019
Accrued expenses and other current liabilities	(121,332)	72,463
Accrued interest	471,637	656,431
Total adjustments	5,563,132	1,963,412
Net Cash Used in Operating Activities	(3,390,656)	(5,558,382)

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(253,145)
Net Cash Used in Investing Activities	–	(253,145)

Cash Flows from Financing Activities:
Convertible notes issued for cash, net	2,378,000	2,840,376
Proceeds from issuance of common stock	311,250	–
Proceeds received from exercising warrants	95,834	–
Cash paid for accrued interest	(3,140)	–
Proceeds from the collection of stock subscription receivable	456,503	–
Proceeds for the issuance of preferred stock	–	400,000
Net Cash Provided by Financing Activities	3,238,447	3,240,376

Net (Decrease) in Cash and Cash Equivalents	(152,209)	(2,571,151)
Cash and Cash Equivalents, beginning of period	193,934	130,489
Cash and Cash Equivalents, end of period	$41,725	$(2,440,662)

Supplemental Disclosure Information:
Cash paid for interest	$–	$61,192
Cash paid for taxes	$–	$–

Non-cash Disclosures:
Conversion of note and interest into AAA Preferred and common stock	$2,706,196	$–
Extinguishment of convertible promissory notes	$960,178	$–
Stock issued for interest	$–	$449,297
Original debt discount against derivative liabilities	$–	$1,079,016

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

We operate a national location-based mobile advertising network that has developed a consumer-focused proximity network. Our integrated suite of proprietary location based mobile advertising technologies allows clients to execute more personalized and contextually relevant experiences, driving brand awareness and incremental revenue.

Mobiquity Technologies, Inc., a New York corporation (OTCQB: MOBQ). Through its wholly-owned subsidiary, Mobiquity Networks, Inc. has evolved and grown from a mobile advertising technology company focused on Driving Awareness and Foot-traffic throughout its indoor mall-based beacon network, into a next generation mobile location data and marketing company. The Company provides precise unique, at-scale location based data and insights on consumer’s real-world behavior and trends for use in marketing and research. With our combined data sets beacon data, and first party location data via our advanced Software Development Kit (SDK) utilizing multiple geo-location technologies; Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis. This should create several revenue streams, including, but not limited to; Push Notification Campaigns, Re-targeting Campaigns, Data Licensing, Audience Profiles, Attribution Reporting and Custom Research.

Ace Marketing is our legacy marketing and promotions business which provides integrated marketing services to our commercial customers. While Ace Marketing currently represents a substantial portion of our revenue, as anticipated the activity from Ace Marketing was a diminishing portion of corporate revenue as our attention is principally focused on developing and executing on opportunities in our Mobiquity Networks business. Certain assets and liabilities of Ace Marketing were sold in the fourth quarter of 2017 and will no longer be an operating entity for Mobiquity Technologies.

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses for the three months and nine months ended September 30, 2017. As of September 30, 2017, the Company has an accumulated deficit of $60,135,881. The Company has had negative cash flows from operating activities of $3,232,160 for the nine months ended September 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan related to mobile location data. Management will continue to seek out both equity and debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders and investors will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

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

The Condensed Consolidated Balance Sheets as of September 30, 2017, the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2017 and 2016 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2017, results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the Securities and Exchange Commission, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$–	$821,834	$821,834

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

Derivative Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 12 convertible notes issued totaling $2,136,500 which included a ratchet provision in the conversion price of $.05 or $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes have maturity dates ranging from July 31, 2017 – February 27, 2018. The Company also has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 500,000 warrants which included a ratchet provision in the conversion price of $.05 as part of a conversion of preferred AAA shares, and 1,000,000 warrants which included a ratchet provision in the conversion price of $.055 as part of a placement fee related to a note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $2,892,291 and derivative expense of $1,284,704 during the period ended September 30, 2017. As of September 30, 2017, the fair market value of the derivatives aggregated $821,834 using the following assumptions: estimated 0.1 to 4.58-year term, estimated volatility of 92.80% to 338.04%, and a discount rate of 0.00% to 1.47%.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2017 and December 31, 2016. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued liabilities, and promissory note, approximated fair value as of September 30, 2017 and December 31, 2016, because of the relatively short-term maturity of these instruments and their market interest rates. No instruments are carried at fair value.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of September 30, 2017, and December 31, 2016, the balances were $213,268 and $193,934, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of September 30, 2017, and December 31, 2016, the Company exceeded FDIC limits by $0 and $0, respectively.

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

MOBIQUITY NETWORKS – Revenue is recognized with the billing of an advertising contract or data licensing sale. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. The second type of revenue is through the licensing of our data. Revenue from data can occur in two ways; the first is a direct feed, which is billed at the end of each month. The second way is through the purchasing of audience segments. When an audience segment is purchased, we bill the buyer upon reported usage, which is usually 30 days from the order date.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of September 30, 2017, and December 31, 2016, allowance for continuing operations doubtful accounts were $0.00 and $0.00, respectively.

INVENTORY - Inventory is recorded at cost (First In, First Out) and is comprised of finished goods. The Company maintains an inventory on hand for its largest customer's frequent order items. All items held are branded for the customer, therefore are not available for public distribution. The Company has an agreement with this customer, for cost recovery, if vendor relationship is terminated. There have been minimal reserves placed on inventory, based on this arrangement. As of September 30, 2017, and December 31, 2016, the Company has reserved against $0.00 and $0.00, respectively.

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

LONG LIVED ASSETS - Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The company recognized $223,487 impairment losses for the period ended December 31, 2016 and $12,127 for the nine months ended September 30, 2017.

WEBSITE TECHNOLOGY - Website technology developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS- Advertising costs are expensed as incurred. For the nine months ended September 30, 2017 and September 30, 2016, there were advertising costs of $0 and $3,129, respectively.

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

NOTE 2: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 100,796,390 because they are anti-dilutive as a result of a net loss for the three and nine months ended September 30, 2017.

NOTE 3: CONVERTIBLE PROMISSORY NOTES

Summary of Convertible Promissory Notes:

	September 30, 2017	December 31, 2016
Arnost Note	$–	$322,000
Cavu Notes net of $0 for 2017 and $8,379 for 2016	100,000	241,621
Berg Notes (a)	50,000	3,722,000
Investor Note, net of discounts	100,000	6,546,654
Secured Debt (b) net of $425,311 for 2017 and $0 for 2016	2,326,189	-0-
Total Debt	2,576,189	10,832,275
Current portion of debt	2,576,189	10,832,275
Long-term portion of debt	$–	$–

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date.

(b)

On February 28, 2017, the Company entered into an agreement with two non-affiliated persons to provide $1.6 million of short term secured debt financing in three monthly tranches. The Company will issue in connection with each tranche, a six-month secured convertible promissory note. In connection with this transaction, the Company agreed to issue an origination fee of 3,200,000 warrants. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction. In August and September 2017, the noteholders exchanged their $1,100,000 of notes that were coming due in August 2017 plus a 30% premium and accrued interest for new six-month notes in the principal amount of $1,501,500. As additional consideration for the exchange, the Company issued 366,667 shares of common stock. The loss recognized on the extinguishment of debt is $960,177.

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 12 convertible notes issued totaling $2,136,500 which included a ratchet provision in the conversion price of $.05 or $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes have maturity dates ranging from July 31, 2017 – February 27, 2018. The Company also has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 500,000 warrants which included a ratchet provision in the conversion price of $.05 as part of a conversion of preferred AAA shares, and 1,000,000 warrants which included a ratchet provision in the conversion price of $.055 as part of a placement fee related to a note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $2,892,291 and derivative expense of $1,284,704 during the period ended September 30, 2017. As of September 30, 2017, the fair market value of the derivatives aggregated $821,834 using the following assumptions: estimated 0.1 to 4.58-year term, estimated volatility of 92.80% to 338.04%, and a discount rate of 0.00% to 1.47%.

In April 2016 through the filing date of this Form 10-Q, the Company issued and sold 12% unsecured promissory notes in the principal amount of $1,025,000, convertible at $0.20 per common share. Upon conversion, the note holders would receive 100% warrant coverage, exercisable at $0.20 per common share over a period of five years with cashless exercise provisions. These notes automatically convert in the event at least $5 million is raised in an equity financing. Prior to the mandatory conversion date, note holders have the option to convert the principal and accrued interest also on the same terms as the mandatory conversion and the Company has the option to prepay. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $2,892,291 and initial derivative expense of $1,284,704. As of December 31, 2016, the fair market value of these derivatives aggregated $126,275, using the following assumptions: estimated 0.3 year term, estimated volatility of 279%, and a discount rate of 0.51%. As of September 30, 2017, the fair market value of the derivatives aggregated $1,152,499 using the following assumptions: estimated 0.1 to 4.58-year term, estimated volatility of 92.80% to 338.04% and the discount rate of 0.00% to 1.47%

The Company raised $700,000 in the third quarter of 2016 from the sale of secured promissory notes in the principal amount of $700,000 from six accredited investors. Each Note was scheduled to be repaid on October 31, 2016, extended to December 15, 2016 but payment was not made. In lieu of interest on the Note, 4,900,000 restricted shares of common stock were issued to the Note Holders. At the option of the Note Holder, each Note shall be convertible at the lower of $.20 per common share or into securities on the same terms of the next completed equity offering of at least $10 million in gross proceeds. In the event the Note is converted into common stock, 100% warrant conversion shall be provided to the Note Holder for each share of common stock issued upon conversion. These warrants will have a term of three years and shall be exercisable at $.20 per common share. Prior to this offering, Thomas Arnost, Executive Chairman, has a secured interest in the amount of $322,000 in the assets of the Company and its subsidiaries. Mr. Arnost has agreed that the investors in this offering will have a pari passu first secured interest with Mr. Arnost in all assets of the Company and its subsidiaries. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $11,071. As of December 31, 2016, the fair market value of these derivatives aggregated $42,945, using the following assumptions: estimated volatility of 279.0%, and a discount rate of 0.51%. As of September 30, 2017, the fair market value of these derivatives aggregated $1,152,499, using the following assumptions: expected volatility of 92.80% to 338.04% and a discount rate of 0.00% to 1.47%.

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

Between August and September 2017, the Company issued $750,000 of secured notes due in six months to various investors. The notes are convertible at $.05 per share through the maturity date, subject to adjustment in the event of default. A total of 750,000 origination shares of common stock were issued to the noteholders. Thomas Arnost, Chairman of the Company, invested $100,000 in the loan transaction.

NOTE 4: STOCKHOLDERS' DEFICIT

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

Between February 2017 and September 30, 2017, preferred stockholders owning 15,000 shares of Series AAA Preferred Stock have exchange their preferred shares for 1,500,000 common shares and Warrants to purchase an equivalent amount of shares.

Shares issued for services

During the quarter ended March 31, 2017, the Company issued 3,800,000 common shares, at $0.06 to $0.13 per share, valued at $314,310. During the second and third quarters of 2017, the Company issued no common shares for services.

Shares issued for accrued interest

During the quarter ended March 31, 2017, the Company issued 3,919,620 common shares, at $0.04 to $0.05 per share, valued at $194,790 and AAA preferred shares of 47,588, at $10.00 per share, valued at $475,841. No shares were issued for interest during the quarter ended June 30, 2017. During the quarter ended September 30, 2017 the Company issued 32,544 common shares, at $0.09 per share, valued at $3,074.

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

See Note 3 above for a discussion of certain stock transactions.

NOTE 5: STOCK-BASED COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight-line method for the cost of these awards.

The Company's results for the three months ended September 30, 2017 and 2016 include employee share-based compensation expense totaling $91,300 and $163,500, respectively. The Company’s results for the nine-month periods ended September 30, 2017 and 2016 include share based compensation expense totaling approximately $516,600 and $512,900, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee stock-based compensation - option grants	$91,271	$142,040	$394,129	$437,699
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	–	21,500	11,500	75,250
Non-Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation-stock warrant	–	–	111,000	–
Total	$91,271	$163,540	$516,629	$512,949

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

The weighted average assumptions made in calculating the fair values of options granted during the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30		Nine Months Ended June 30
	2017	2016	2017	2016
Expected volatility	0.00%	131.39%	146.77%	134.23%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.00%	0.97%	1.89%	1.24%
Expected term (in years)	0.00%	5.00	5.00	5.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2017	18,315,001	0.41	5.14	$5,625
Granted	250,000	0.05	4.3	–
Exercised	–	–	–	–
Cancelled & Expired	(1,050,000)	–	–	–

Outstanding, September 30, 2017	17,515,001	0.39	4.68	$2,000

Options exercisable, September 30, 2017	17,037,918	0.39	4.65	$2,000

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2017 and 2016 was $0.05 and $0.10, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.04 closing price of the Company's common stock on September 30, 2017.

As of September 30, 2017, the fair value of unamortized compensation cost related to unvested stock option awards was $290,783.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Expected volatility	0.00%	0.00%	151.49%	0.00%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.00%	0.00%	1.88%	0.00%
Expected term (in years)	0.00	–	4.75	–

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2017	21,252,734	$0.48	1.40	$–
Granted	5,700,000	$0.07	3.50	–
Exercised	(1,916,667)	–	–	–
Expired	(3,492,221)	–	–	–
Outstanding, September 30, 2017	21,543,846	$0.37	1.51	–

Warrants exercisable, September 30, 2017	21,543,846	$0.37	1.51	$–

NOTE 7: COMMITMENTS AND CONTINGENCIES

COMMITMENTS –

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 195 current Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment due date (approximately 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock currently at a conversion price of $.20 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. In April, July and October 2016 and January and April 2017, Simon drew down on each bank letter of credit for an aggregate of $1,350,000 owed to each letter of credit provider, prior to terminating the agreement in September 2017 for failure to pay their agreed upon fees. During the first quarter of 2017, the Letter of Credit holders converted the entire $2,700,000 into 54,000,000 shares of Common Stock.

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

In February 2012, the Company entered into a lease agreement for new executive office space of approximately 4,200 square feet located at 600 Old Country Road, Suite 541, Garden City, NY 11530. The lease agreement was for 63 months, commencing April 2012 and expired in June 2017. The annual rent under this office facility for the first year was about $127,000, including electricity, subject to an annual increase of 3%. The Company owes approximately $57,504 under this lease which is currently in collections.

Our lease for approximately 2,000 square feet of space at an annual cost of approximately $30,100 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738 expired in November 2013. We currently lease this property on a month to month basis for approximately $2,500 per month beginning December 2014, with a 5% increase in rent each year.

In March of 2014, we entered into a month-to-month lease agreement for approximately 400 square feet of office space located in Manhattan, NY at a monthly cost of $3,700. In May of 2015 we moved to a larger location with the same landlord on a month to month basis for $7,500 per month.

In June of 2017, we entered into a month-to-month lease agreement for approximately 1,600 square feet of office space located in Uniondale New York at a monthly cost of $6,500 for the months of July and August 2017.

Minimum future rentals under non-cancelable lease commitments are as follows:

YEARS ENDING DECEMBER 31,
2017	–
2018	–
2019 and thereafter	–
$–

Rent and real estate tax expense was approximately $1,090,118 and $2,801,090 for the nine months ended September 30, 2017 and 2016, of which $969,521 and $2,634,837 were related to mall rents, respectively. Rent and real estate tax expense was approximately $36,499 and $886,312 for the three months ended September 30, 2017 and 2016, of which $0.00 and $825,218 were related to mall rents, respectively.

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

In July 2012, the Company approved and in January 2013 the Company implemented amending the employment agreements of Messrs. Julia and M. Trepeta to expire on February 28, 2017, subject to an automatic one- year renewal on March 1, 2013 and on each March 1st thereafter, unless the Employment Agreement is terminated in accordance with its terms on or before December 30th of the prior calendar year. In the event of termination without cause, the executives will continue to receive all salary and benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof, plus one-year termination pay.

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

TRANSACTIONS WITH MAJOR CUSTOMERS —

The Company sells its branded merchandise to a geographically diverse group of customers, performs ongoing credit evaluations of its customers and generally does not require collateral. During the three and nine months ended September 30, 2017 two customers accounted for approximately 41% and 40%, respectively, of net revenues and for the three and nine months ended September 30, 2016, a customer accounted for approximately 41% and 41%, respectively, of net revenues. The Company holds on hand certain items that are ordered on a regular basis.

NOTE 8: DISCONTINUED OPERATION

In October 2017, the Company sold its Branded Merchandise segment. Management committed to a plan to sell this segment early September 2017, following a strategic decision to place greater focus on the Group’s key competencies – i.e. next generation mobile location data. By providing precise unique, at-scale location based data insights on consumer’s real-world behavior and trends for use in marketing and research.

A.	Results of discontinued operation

	September 30, 2017	September 30, 2016

Revenue	$1,764,513	$1,042,790
Expenses	2,001,757	1,645,453
(Loss) from discontinued operation, net	$(237,244)	$(602,663)

B.	Cash flows from (used in) discontinued operation

	September 30, 2017	September 30, 2016

Net cash used in operating activities	$(237,244)	$(602,663)
Net cash from investing activities	$–	$–
Net increase (decrease) cash flows for the period	$(202,470)	$(650,177)

C.	Effect of disposal on the financial position of the Group

	September 30, 2017	December 31, 2016

Property, equipment and intangibles, net	$(3,043)	$(5,933)
Inventories, net	(107,960)	(79,291)
Token liabilities	276,853	314,643
Net assets and liabilities	$165,850	$229,419
Consideration received, satisfied in cash	$150,000	$150,000

NOTE 9: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows: On October 17, 2017, the Company received relief of certain liabilities and cash consideration of $150,000 from the sale of specific assets fixed and intangibles of Ace Marketing & Promotions, Inc. relating to its promotional products distribution company. These assets were sold to a group represented by a principal of one of Ace’s customers. The sale also included various unpaid inventory, which was offset by certain liabilities. As a result of the asset sale of Ace, the Company is able to focus all of its management and employee effort and financial resources in developing the business of Mobiquity Networks, Inc., its wholly-owned subsidiary.

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

Company Overview

Mobiquity Technologies, Inc., a New York corporation (the “Company”), is the parent company of two operating subsidiaries; Mobiquity Networks, Inc.(“Mobiquity Networks”) and Ace Marketing & Promotions, Inc. (“Ace Marketing”). The Company’s wholly-owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on Driving Awareness and Foot-traffic throughout its indoor mall-based beacon network, into a next generation mobile location data and marketing company. Mobiquity Networks provides precise unique, at-scale location-based data and insights on consumer’s real world behavior and trends for use in marketing and research. With our combined data sets of beacon data, and first party location data via our advanced Software Development Kit (“SDK”) utilizing multiple geo-location technologies, Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis. Mobiquity Networks is seeking to create several new revenue streams from the mobile data collection and analysis, including, but not limited to; Push Notification Campaigns, Mobile Audiences & Segments, real-time Data Licensing, Attribution Reporting and Custom Research. The Company has also reduced expenses due to the termination of certain Mall Developer Agreements.

Ace Marketing is our legacy marketing and promotions business which provided integrated marketing services to our commercial customers. On October 17, 2017, the Company received cash consideration of $150,000 from the sale of the intangible assets of Ace Marketing & Promotions, Inc. relating to its promotional products distribution company. These assets were sold to a group represented by a principal of one of Ace’s customers. The sale also included various unpaid inventory, which was offset by certain liabilities. As a result of the asset sale of Ace, the Company is able to focus all of its management and employee effort and financial resources in developing the business of Mobiquity Networks, Inc., its wholly-owned subsidiary.

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

Plan of Operation

Mobiquity Networks derives its revenue utilizing the revenue streams mentioned above. All of the products used to derive revenue for the Company are reliant on the collection of data. To achieve management’s revenue goals moving forward, we have developed a strategy to increase the two main driving forces behind our data collection. One strategy is to increase the total number of users seen on a monthly basis (“MAU”), and the second strategy is to increase the total number of locations (Places) available to see our MAU’s visit over the same time period. We are currently seeing approximately 25,000,000 unique mobile devices (MAU) monthly. The ability to see and collect the data required from these unique devices comes from the installation of our proprietary Software Development Kit (SDK) or a direct server-to-server connection into third party mobile applications (Apps). To continue to grow the total number of unique devices we can see on a monthly basis, we need additional server-to-server connections have our SDK installed in more third party Apps. We believe our unique offering to potential App partners gives us a competitive advantage over others in the industry. The task of partnering with third party Apps for installation of our SDK is handled internally by our business development team.

As of March 31, 2017, we had approximately 200,000 Places in our proprietary Places database, and that number has increased to approximately 4,000,000 Places during the third quarter 2017, thus exponentially increasing the amount of data we collect. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings. Management intends to hire additional sales personnel as working capital permits.

RESULTS OF OPERATIONS

The following table sets forth certain selected unaudited condensed statement of operations data for the periods indicated in dollars and as a percentage of total net revenues. The following discussion relates to our results of operations for the periods noted and is not necessarily indicative of the results expected for any other interim period or any future fiscal year. In addition, we note that the period-to-period comparison may not be indicative of future performance. (It should be noted that results of operations will be impaired in future operating periods by the fourth quarter sale of Ace assets as described above.)

	Three Months Ended September 30
	2017	2016
Revenue	$202,020	$42,562
Cost of Revenues	$154,124	$34,603
Gross Profit	$47,896	$7,959
Selling, General and Administrative Expenses	$791,600	$1,773,670
(Loss) from Operations	$(743,704)	$(1,765,711)

We generated revenues of $202,020 in the third quarter of 2017 compared to $42,562 in the same period of the prior year. Revenues from our Mobiquity Networks devices consisted of $202,020, compared to $42,562 in the same period of the prior year, of our consolidated revenues, a 475% increase over the same period in 2016. In future reporting periods, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the data that can be derived therefrom and the expectation that both marketers and researchers will begin to utilize our data. See “Plan of Operation.”

Cost of revenues was $154,124 or 76% of revenues in the third quarter of 2017 compared to $34,603 or 81% of revenues in the same fiscal period of the prior year. The increase in cost of revenues of $119,521 in 2017 is related to the establishment of our Mobiquity technology enhancement activities.

Gross profit was $47,896 for the third quarter of 2017 compared to $34,603 in the same fiscal period of the prior year. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As revenue from Mobiquity Networks increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $791,600 for the third quarter of 2017 compared to $1,773,670 in the comparable period of the prior year, a decrease of approximately $982,070. Reduction in such operating costs include payroll, and related expenses, non-cash stock based compensation costs and rents.

The net operating loss for the third quarter of 2017 was $(743,704) as compared to $(1,765,711) for the comparable period of the prior year. The decrease in operating loss is attributable to the increase in Mobiquity Networks revenue, reduction in payroll, and rents.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Nine Months Ended September 30, 2017 versus Nine Months Ended 2016

	Nine Months Ended September 30
	2017	2016
Revenue	$384,011	$113,484
Cost of Revenues	$560,155	$122,913
Gross Loss	$(176,144)	$(9,419)
Selling, General and Administrative Expenses	$3,816,557	$5,929,691
(Loss) from Operations	$(3,992,701)	$(5,939,110)

We generated revenues of $384,011 in the first nine months of 2017 compared to $113,494 in the same period of the prior year. As our data sales are now being expanded, at the current time, revenues from the use of Mobiquity data in the same period of the prior year, has increased 338% over the same period in 2016. In future reporting periods, we anticipate our revenues increasing in our Mobiquity Networks subsidiary due to the data that can be derived therefrom and the expectation that advertisers will begin to utilize our data. See “Plan of Operation.”

Cost of revenues was $560,155 or 146% of revenues in the first nine months of 2017 compared to $122,913 or 108% of revenues in the same fiscal period of the prior year. The increase in cost of revenues of $437,242 in 2017 is related to the establishment of our Mobiquity technology enhancements.

Gross loss was $176,144 for the first nine months of 2017 or 146% of net revenues compared to $9,419 in the same fiscal period of the prior year or 108% of revenues. Gross profits will vary period-to-period depending upon a number of factors including the mix of items sold and the volume of product sold. Also, it is our practice to pass freight costs on to our customers with low to no profit margin. As marketing and research revenue from the use of our Mobiquity devices increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $3,816,557 for the first nine months of 2017 compared to $5,929,691 in the comparable period of the prior year, a decrease of approximately $2,113,134. Such operating cost reductions include payroll and related expenses, and rents.

Loss from operations for the first nine months of 2017 was $(3,992,701) as compared to $(5,939,110) for the comparable period of the prior year. The decrease in operating loss is attributable to the focused effort in creating and streamlining the infrastructure required to move forward with our location-based mobile advertising network, to provide information technology support.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our proximity marketing services.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $213,268 at September 30, 2017. Cash used in operating activities for the nine months ended September 30, 2017 was $3,232,160 This resulted primarily from a net loss of $8,953,788 offset by stock based compensation of $516,629, depreciation and amortization of $17,694, decrease in accounts receivable of $205,026 initial derivative expense of $1,284,704 and an amortization of debt discounts of $2,061,307 and a change in derivatives of $2,892,291, gain on settlement of debt $3,666,374, increase in prepaid expenses and other assets of $7,654 and an increase of accounts payable and accrued expenses of $244,530. Cash flow from financing activities of $3,238,447 resulted from the proceeds from the issuance of the Company's convertible notes of $2,378,000 and the issuance of common stock $311,250, proceeds received from the exercise of warrants $95,834 and the proceeds from the collection of stock subscription receivable of $456,503.

The Company had cash and cash equivalents of $224,974 at September 30, 2016. Cash used in operating activities for the nine months ended September 30, 2016 was $4,742,828 This resulted primarily from a net loss of $7,521,794 offset by stock based compensation of $512,949, depreciation and amortization of $112,392, decrease in accounts receivable of $119,202 and a decrease in Inventory of $25,430 and an initial derivative expense of $565,780 and an amortization of debt discounts of $1,878,002 and a change in derivatives of $2,201,696, decrease in prepaid expenses and other assets of $574,108 and an increase of accounts payable and accrued expenses of $1,002,523. The Company had an increase in investing activities of $257,575 with the purchase of equipment and expansion to the network platform in new and existing mall and other locations. Cash flow from financing activities of $3,240,376 resulted from the proceeds from the issuance of the Company's preferred stock $400,000 and use of the letter of credit and securing promissory notes totaling $2,840,376.

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

Recent Financings

In 2015, 2016, and 2017 we have completed the various financing summarized below.

Date	Dollar Amount	# of Securities Sold

January 2015	$500,000	Issued two-year promissory note in the principal amount of $500,000
February 2015	$850,000	Issued two-year promissory note in the principal amount of $850,000
March 2015	$500,000	Issued 1,666,667 common shares and a like number of warrants
April 2015	$1,710,000	Issued 5,700,000 common shares and a like number of warrants
May 2015	$510,000	Issued 1,700,000 common shares and a like number of warrants
August/October 2015	$3,675,000	Issued promissory notes in the principal amount of $3,675,000 and 3,675,000 shares of restricted common stock and warrants to purchase an additional 3,675,000 shares of restricted common stock
December 2015- March 2016	$2,400,000	Issued 240,000 shares of preferred stock convertible into 12,000,000 shares of common stock with anti-dilution protection for 2016
April – May 2016	$1,025,000	Issued convertible promissory notes in the principal amount of $1,025,000, convertible at $.20 per share with 100% warrant coverage.
Third Quarter 2016	$700,000	Issued short term convertible promissory notes in the principal amount of $700,000 and prepaid interest of 4,900,000 common shares.
Fourth Quarter 2016	$595,417	Exercise of outstanding warrants/options at $.05 per share and issuance of approximately 11,908,335 shares of common stock.
First Quarter 2017	$1,100,000	Issued six-month promissory notes in principal amount of $1,100,000.
Second Quarter 2017	$500,000	Issued six-month promissory note in principal amount of $500,000.
Third Quarter 2017	$750,000	Issued six-month promissory note in principal amount of $750,000 plus an additional $1,501,000 in notes issued in exchange for notes of the original principal amount of $1,100,000 issued in first quarter of 2017. Also issued an aggregate of 750,000 shares of common stock as origination shares in connection with issuances of said notes.

First Nine Months 2017 Loan Agreements and Certain Transactions

Prior to the February 28, 2017 sale of secured debt, the Company’s holders of all of its Series AA preferred stock and substantially all of its outstanding debt both secured and unsecured (approximately $14.5 million) have been converted into equity securities of the Company as outlined below. It should be noted that the capital transactions below were based on a premium to the average closing sale price of $0.045 per share during the 60-day period prior to February 08, 2017.

On February 28, 2017, the Company entered into an agreement with a two non-affiliated persons to provide $1.6 million of short term secured debt financing in three monthly tranches, with the first monthly tranche in the amount of $600,000. The Company will issue in connection with each tranche, six-month secured convertible promissory note(s). Each note is initially convertible at $.05 per share. Any prepayment of the note requires the payment of a 25% premium and guaranteed interest for the entire six-month note. In the case of default, the amount owed by the Company will become 130% of the outstanding principal and accrued interest thereon. The Conversion Price will reset in the event that the note is unpaid and in default on the sixth month anniversary date of the issuance of the note. In connection with this transaction, the Company agreed to issue an origination fee of 1,600,000 shares of restricted common stock. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction.

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

Between February and September 2017, 15,000 shares of Preferred Stock were converted into 1,500,000 shares of common stock and an equivalent number of warrants.

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

In August and September of 2017, two non-affiliated noteholders, who purchased $1,600,000 of secured notes in February 2017, agreed to exchange $1,100,000 in principal notes plus accrued and unpaid interest and 30% premium for $1,501,500 of six-month secured notes. Between August 2017 and September 2017, the Company entered into agreements with Thomas Arnost, our Chairman, and various non-affiliated persons to provide an aggregate of $750,000 of six-month secured financing. The conversion price of the notes and other terms of these notes are substantially identical to the notes issued in February 2017, except for the maturity date. An aggregate of 750,000 shares of common stock was issued as an origination fee in connection with these loans. Alexander Capital L.P. acted as placement agent and advisor for this transaction. Thomas Arnost purchased $100,000 of the notes and received 100,000 shares of common stock.

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

ITEM 2. CHANGES IN SECURITIES.

(a) The Company filed a Form 8-K – date of earliest event February 28, 2017 to report various sales of unregistered securities. The aforementioned form 8-K filed with the SEC on March 1, 2017 is incorporated by reference. It should be noted that the number of Series AAA preferred shares reported in the Form 8-K of 1,142,538 should be corrected to 1,122,588 shares which agrees with the information provided in Note 3 of this Form 10-Q. From January 1, 2017 through September, 2017, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – Sept. 2017	Common Stock	3,800,000 shares	Services rendered; no commissions paid	Section 4(2)	N/A

Jan. – Sept. 2017	Series AAA Preferred Stock	867,588 shares	Exchange of notes and Series AAA Preferred Stock; no commissions paid	Section 3(a)(9)	(1)

Jan. – Sept. 2017	Common Stock	1,916,667 shares	$95,834 from Recent exercise of warrants; no commissions paid	Section 4(2)	N/A

Jan. – Sept. 2017	Common Stock and warrants	1,500,000 shares; 1,500,000 warrants	Exchange of Series AAA Preferred Stock for common stock and warrants	Section 3(a)(9)	(1)

Feb. to April 2017	Convertible notes and common stock	$1,600,000 in principal notes and 1,600,000 common shares	$1,600,000 received; $160,000 in commissions	Rule 506	(2)

April to Sept. 2017	Convertible notes and common stock	$1,100,000 in principal notes exchanged for $1,501,500; 366,667 common shares	$1,100,000 of notes exchanged for $1,501,500;	Section 3(a)(9)	(2)

Aug. to Sept. 2017	Convertible notes And common stock	$750,000 in principal notes; $750,000 common shares	$750,000 Received; $107,000 in commissions paid	Rule 506	(2)

(1) See Note __ in the Notes to financial statements regarding the conversion terms of the Series AAA Preferred Stock and terms of the Warrants.

(2) See Note __ in the Notes to financial statements for a description of the conversion terms of the notes and warrants.

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months and nine months ended September 30, 2017, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005 (1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws(19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (11)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
10.18	Employment Agreement – Sean Trepeta (19)
10.19	Employment Agreement – Paul Bauersfeld (19)
10.20	Employment Agreement – Thomas Arnost (20)

10.21	December 2013 Agreement with Thomas Arnost modifying secured debt purchased by Arnost from TCA (19)
10.22	Letter Agreement dated December 9, 2014 with Thomas Arnost to extend expiration date of secured note to December 31, 2015 (19)
10.23	Letter Agreement dated July 8, 2013 with Thomas Arnost to provide letter of credit for $1,350,000 (19)
10.24	Letter Agreement dated July 8, 2013 with SNW Properties to provide letter of credit for $1,350,000 (19)
10.25	Letter Agreement dated December 15, 2014 with Carl E. Berg (19)
10.26	Separation Agreement with Michael D. Trepeta (24)
10.27	Form of convertible promissory note. (22)
10.28	Agreement - Sale of Ace Assets (25)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014
21.1	Subsidiaries of the Issuer (15)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan(2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan(3)
99.7	Form of Class D Warrant (3)
99.8	Form of Class E Warrant (9)
99.9	Form of Class F Warrant (9)
99.10	Form of Class G Warrant (9)
99.11	Form of Class H Warrant (9)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant (19)
101.INS	XBRL Instance Document (*)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 18, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2010.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Incorporated by reference to Form 8-K filed September 11, 2013.
(18)	Incorporated by reference to Form 8-K filed April 1, 2014.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 19, 2014.
(20)	Incorporated by reference to Form 8-K dated December 2, 2014.
(21)	Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated February 28, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.
(25)	Incorporated by reference to the Registrant’s Form 8-K filed October 18, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: November 14, 2017	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: November 14, 2017	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

