Form 10-K
period 2017-12-31
Mobiquity Technologies, Inc.
filed 2018-04-17
CIK 1084267

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

COMMISSION FILE NUMBER: 000-51160

MOBIQUITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

New York	11-3427886
(State of jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

35 Torrington Lane Shoreham, NY	11786
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(516) 246-9422

Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, $.0001 Par Value

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the number of shares of Common Stock held by non-affiliates was approximately 150,405,681 shares based upon 192,421,390 shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $0.09 per share as of June 30, 2017) of the Company’s Common Stock was approximately $13,536,511.

The number of shares outstanding of the Registrant’s Common Stock, as of April 16, 2018, was 199,375,600.

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

i

ii

Item 1. Business

Introduction

Mobiquity Technologies, Inc., a New York corporation (the “Company”), is the parent company of operating subsidiary; Mobiquity Networks, Inc. (“Mobiquity Networks”). The Company’s wholly-owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale location data and insights on consumer’s real-world behavior and trends for use in marketing and research. With its combined first party location data via its advanced SDK and other various exclusive data sets; Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis, utilizing multiple geo-location technologies. Mobiquity Networks is seeking to execute on several new revenue streams from its data collection and analysis, including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

As mentioned in previous filings, Mobiquity Technologies’ will be focusing its full attention on Mobiquity Networks, which it believes represents a large growth opportunity. Subsequently, former subsidiary, Ace Marketing, its legacy marketing and promotions business was successfully sold on October 1, 2017 and will no longer be part of Mobiquity Technologies or its business plan.

Mobiquity Networks

Mobiquity Revenue Streams

Mobiquity Networks is seeking to execute on several new revenue streams from its data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research. as described below.

Advertising

Mobiquity’s Audiences enables advertisers to create specific profiles based on user’s real-world behaviors. Utilizing specific Point-of-Interest location data from over 16,000 individual brands to understand consumer behavior and affinity, the platform provides unparalleled accuracy and precision due to the volume of user data points and our understanding of path, speed, visitation, frequency and dwell time.

Use Cases for Mobiquity Audiences:

•	Retrieve millions of existing geo-behavioral profiles based on visitation to specific locations, brands and retailers;

•	Includes brand affinity, presumed, home/work and pathing into your audiences;

•	Create custom audiences or use our standard taxonomy, such as: brand loyalist, in-market buyers, and consumers with in a defined zip code/DMAs

Data Licensing

Mobiquity’s Location Data Feed provides clients with millions of first party unique devices and billions of associated data points.

With location data feeds, clients have access to:

•	Location data from tens of millions of devices;

•	Scheduled feed by preference which can be real-time, daily or, monthly; and

•	Includes data on operating system, timestamp, latitude, longitude and other relevant data.

Various Reports

Footfall, attribution and customized reports provide clients with a deeper understanding of consumer behaviors, store location performance, new store site selection and marketing strategy.

Reports include:

•	Campaign effectiveness, was an action taken post campaign;

•	Visit analysis and trends by time day, week and month;

•	Distance traveled from presumed home/work to brand locations;

•	Performance, trends, and comparisons of store locations;

•	Dwell time and frequency comparisons by store locations;

•	Competitive analysis; Brand A versus Brand B:

•	Locations visited before and after the desired points of interest(“POI”); and

•	Correlation between POIs visited and distance from other key locations

Real Estate

Mobiquity’s location data allows real estate companies to utilize foot traffic to make better business decisions.

•	Traffic comparison to determine if a location fits the parameters for expansion or reduce;

•	Obverse traffic patterns to determine building specs;

•	Foot traffic to determine value; and

•	Planning for municipalities.

Financial Forecasting

Mobiquity’s location data allows financial institutions to utilize visitation and traffic as a component to predict current and future revenue for the purpose of investing.

•	Overall traffic

•	Visitation to certain brands measured weekly, monthly, quarterly or annually

•	Competitive analysis to measure brands within the same industry or sector; and

•	Correlation between traffic and revenue

About Mobiquity Networks

Mobiquity Networks is a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale location-based data and insights on consumer’s real-world behavior and trends for use in marketing and research. We provide accurate and precise location data on approximately fifty (50,000,000) million mobile devices to help marketers and researchers better understand consumer’s real-world behavior and trends. Our data is first party supplied directly from our app partners through our SDK or direct server-to-serve feeds. First party data is considered the most valuable data that can be collected. Data provided by Mobiquity Networks is deterministic with a high degree of accuracy and precision.

Uniqueness of Mobiquity Networks’ data:

•	Massive Scale: 50 million plus unique devices;

•	Proprietary Places Database;

•	Data Density: average 100 plus data points collected per user/day;

•	Spatial Precision: 80% accurate within 20 meters;

•	Verified Visits: frequency and dwell time to determine real consumer visits;

•	Diverse Data: many app partners utilizing precise location; and

•	Privacy Compliant.

Strategy

Mobiquity Networks derives its revenue utilizing the revenue streams mentioned above. All the products used to derive revenue for the Company are reliant on the collection of data. To achieve management’s revenue goals moving forward, we have developed a strategy to increase the two main driving forces behind our data collection. One strategy is to increase the total number of users we see on a monthly basis (“MAU”), and the second strategy is to increase the total number of locations (Places) available to see our MAU’s over the same time period. We are currently seeing approximately 50,000,000 unique mobile devices on a monthly basis. The ability to see and collect the data required from these unique devices comes from the installation of our proprietary Software Development Kit (SDK) into various mobile applications (Apps) or through a direct server-to-server data feed from our App partners. To continue to grow the total number of unique devices we can see on a monthly basis, we need to increase our App partnerships. We believe our unique offering to potential App partners gives us a competitive advantage over others in the industry. The task of partnering with Apps is handled internally by our business development team.

As of April 2018, we had over 2,000,000 Places in our proprietary Places database, and we anticipate growth to over 4,000,000 Places by the fourth quarter of 2018, thus exponentially increasing the amount of data we collect. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings. Management intends to hire additional sales personnel in the last three quarters of 2018 as working capital permits.

Agreements with Developers

Due to the evolution of the Mobiquity Network’s business model, our agreements with Mall developers are no longer considered essential to our business operations as our Places data base has grown to include these locations making malls a subset within our retail category. This is the major reason why we have allowed our mall developer contracts to expire or be terminated.

Our Proprietary Technology Platform

Mobiquity Networks has developed a highly accurate and scalable proprietary cloud-based location platform to allow millions of connected devices to easily and securely log billions of events per day and receive user notifications in real or near real-time.

Mobiquity Networks’ platform analyzes a combination of raw GPS, Wi-Fi and iBeacon radio signals when collecting mobile data to identify user patterns in densely populated urban areas, indoor specific locations or desired points of interest. This data is additionally analyzed and enriched with how often users visit specific locations, and how much time they spend at each location. The resulting combined contextual data ensures clients receive highly accurate insights into consumers’ offline behavior.

Mobiquity Networks’ platform is hosted and managed on Amazon Web Service (AWS) and takes full advantage of open standards for processing, storage, security and big data technology. Specifically, the Mobiquity Networks platform uses the following AWS services: EC2, Lambda, Kafka, Kinesis, S3, Storm, Spark, Machine Learning, RDS, Redshift, Elastic Map Reduction, CloudWatch, and Elastic Search Service with built-in Kibana integration.

Mobiquity Networks’ unique approach to validating mobile device location produces extremely precise and accurate location data. Additionally, Mobiquity Networks has begun adding blockchain technology to its platform to increase security, transparency and accountability.

The Mobiquity Networks’ SDK for iOS and Android is a proprietary intelligent replacement for iOS CLLocation Manager and the Android Location Manager technology. It provides all the existing location manager functionality plus adds the following benefits:

•	advanced location technology capabilities (such as always-on location services, enhanced accuracy, lower battery drain, and others);

•	automatic venue recognition;

•	access to physical address and venue map database; and

•	a detailed location analytics.

Mobiquity Networks’ SDK enables partner publishers to add enhanced location capabilities, and therefore personalized experiences, to their mobile applications without the need for location expertise.

Mobiquity Networks has assembled a comprehensive location database to convert geographical coordinates to a physical address in the real world. This database includes the street level venue storefronts and entrance for businesses in the U.S., addresses, building polygons, venue polygons, and other related points of interest information. Currently this database has over 2 million locations and continues to be populated thereby improving the platforms’ algorithm for user accuracy.

Utilizing massively parallel cluster computing and machine learning algorithms and technology, Mobiquity Networks processes user dwell-time and frequency of visitation data within iBeacons, Wi-Fi and GPS signals to segment highly targetable audiences for marketing and research. This data processing provides valuable, actionable geo-behavioral data for marketers, researchers and application publishers and made available through an automated platform.

The Mobiquity Networks platform automatically synchronizes audience data to various Data Management Providers (DMP), Demand Side Providers (DSP), trading desks and other partners using its marketplace connection application programmer interfaces (API).

Clients and Publishing partners are given access to a comprehensive dashboard to view mobile device traffic and audience information. This information can be both viewed and access via API to incorporate into internal client systems.

Intellectual Property

In March 2013, we formed Mobiquity Networks and Mobiquity Wireless in Spain. Mobiquity Wireless then acquired the assets of our then licensor, FuturLink. These assets include, without limitation, the FuturLink technology which consists of patent applications, source codes and trademark(s). The patent applications acquired related to the hardware and associated process for identifying and acquiring connections to mobile devices and the process for delivering select content to users on an opt-in basis. We believe our acquisition of FuturLink’s technology and corresponding patent applications provided us with the flexibility and autonomy to improve, upgrade and integrate new ideas and cutting-edge technologies into our existing platform. This has allowed us to evolve as new technologies emerge. To date, we have been granted two patents and published and additional four patents. We believe that our intellectual property is a valuable asset to us as we move forward with our technology platform.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. See “Risk Factors.”

Integrated Marketing Company

Our former subsidiary, Ace Marketing & Promotions, Inc. (or Ace Marketing), which was sold on October 1, 2017 had historically represented substantially all of the operating revenues. Ace Marketing was an integrated marketing company focused on working with clients to grow their business. Ace Marketing’s core business was to provide a wide range of quality promotional products to a wide range of corporate, non-profit and educational clients. In addition, Ace Marketing offered brand analysis and development, website analysis and development, database analysis and building, and integrated marketing campaigns using: direct mail, email marketing, mobile marketing, promotional products and other mediums that helped our clients connect with their customers and acquire new business.

Competition

We compete in the location data, marketing and research business and in all other facets of our business against small, medium and large companies throughout the United States. Some examples include companies such as Placed, Factual and Foursquare. Although we can give no assurance that our business will be able to compete against other companies with greater experience and resources, we believe we have a competitive advantage with our proprietary Places Database, software and technology platform.

Employees

As of December 31, 2017, we have approximately ten full time employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize several additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

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

Risks Relating to our Business

In 2017, we sold our legacy business, namely, Ace Marketing & Promotions, Inc., to focus on our Mobiquity Networks business. The risk factors and business obstacles described below, relate directly to the technology business of Mobiquity Networks and its sale of data to third parties.

No assurances can be given that we will be able to keep up with a rapidly changing technology market or that we can prevent unauthorized access to our customer data. Failure to keep up with rapidly changing technologies and marketing practices could cause our products and services to become less competitive or obsolete, which could result in loss of market share and revenues. Advances in information technology are changing the way our clients use and purchase information products and services. Maintaining the technological competitiveness of our data products, processing functionality, software systems and services is key to our continued success. However, the complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness. Without the timely introduction of new products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. Consumer needs and the business information industry as a whole are in a constant state of change. Our ability to continually improve our current processes and products in response to changes in technology and to develop new products and services are essential in maintaining our competitive position and meeting the increasingly sophisticated requirements of our clients. If we fail to enhance our current products and services or fail to develop new products in light of emerging technologies and industry standards, we could lose clients to current or future competitors, which could result in impairment of our growth prospects and revenues. A significant breach of the confidentiality of the information we hold or of the security of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation and results of operations. Our business requires the storage, transmission and utilization of data. Although we have security and associated procedures, our databases may be subject to unauthorized access by third parties. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess. Furthermore, we face increasing cyber security risks as we receive and collect data from new sources, and as we and our customers continue to develop and operate in cloud-based information technology environments. In the event that our protection efforts are unsuccessful, and we experience an unauthorized disclosure of confidential information or the security of such information or our systems are compromised, we could suffer substantial harm. Any breach could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information, intellectual property and other confidential business information. Such a security breach could result in operational disruptions that impair our ability to meet our clients’ requirements, which could result in decreased revenues. Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective clients to reject our products and services in the future and deterring data suppliers from supplying us data. Further, we could be forced to expend significant resources in response to a security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims, all of which could divert the attention of our management and key personnel away from our business operations. In any event, a significant security breach could materially harm our business, financial condition and operating results.

The regulatory framework in which our Company operates is constantly evolving and privacy concerns could adversely affect our operation results. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the manner in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting certain kinds of data. In all of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists or is presently contemplated. For example, on April 14, 2016, the European Parliament formally adopted the General Data Protection Regulation (the “GDPR”), which will establish a new framework for data protection in Europe when it becomes effective in May 2018. The GDPR will impose more stringent operational requirements for entities processing personal information, such as stronger safeguards for data transfers to countries outside the European Union (“EU”), reliance on express consent from data subjects (as opposed to assumed or implied consent), a right to require data processors to delete personal data, and stronger enforcement authorities and mechanisms. In the U.S., non-sensitive data about a consumer is generally usable under current rules and regulations so long as the person does not affirmatively “opt-out” of the collection of such data. In Europe, the reverse is true. If the European “opt-in” model were to be adopted in the U.S., less data would be available. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries. Unfavorable publicity and negative public perception about our industry could adversely affect our business and operating results.

Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business and results of operations. The loss or prolonged absence of our highly trained and qualified personnel could adversely affect our operations. Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business and results of operations. Our business is heavily dependent upon highly complex data processing capability. The ability to protect these data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is critical to success. Such events could have a material adverse effect on our business, financial condition and operating results. Each of our business segments is subject to substantial competition from a diverse group of competitors. Each of our business segments faces significant competition in all its offerings and within each of its markets. The resources we allocate to each market in which we compete vary, as do the number and size of our competitors across these markets. These competitors may be in a better position to develop new products and pricing strategies that more quickly and effectively respond to changes in customer requirements in these markets. Such introduction of competent, competitive products, pricing strategies or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business. Our failure to meet a client’s expectations in any type of contract may result in an unprofitable engagement, which could adversely affect our operating results and result in future rejection of our products and services by current and prospective clients. The failure to recruit and retain qualified personnel could hinder our ability to successfully manage our business, which could have a material adverse effect on our financial position and operating results. Our growth strategy and future success depend in large part on our ability to attract and retain technical, client services, sales, consulting, research and development, marketing, administrative and management personnel. The complexity of our data products, processing functionality, software systems and services require highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of associates who have a deep understanding of our business and in many cases have been with Mobiquity Technologies for years, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding, compensation strategies, general economic conditions and various other factors. As the business information and marketing industries continue to become more technologically advanced, we anticipate increased competition for qualified personnel. The loss or prolonged absence of the services of highly trained personnel like the Company’s current team of associates, or the inability to recruit and retain additional, qualified associates, could have a material adverse effect on our business, financial position or operating results.

Processing errors or delays in completing service level requirements could result in loss of client confidence, harm to our reputation and negative financial consequences. Processing errors, or significant errors and defects in our products, can be harmful to our business and result in increases in operating costs. Such errors may result in the issuance of credits to clients, re-performance of work, payment of damages, future rejection of our products and services by current and prospective clients and irreparable harm to our reputation. Likewise, the failure to meet contractual service level requirements or to meet specified goals within contractual timeframes could result in monetary penalties or lost revenue. Taken together, these issues could result in loss of revenue as service and support costs increase. Data suppliers may withdraw data that we have previously collected or withhold data from us in the future, leading to our inability to provide products and services to our clients, which could lead to a decrease in revenue and loss of client confidence. Much of the data that we use is licensed from third-party data suppliers, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if our data suppliers were to withhold their data from us. For example, data suppliers could withhold their data from us if there is a competitive reason to do so, if we breach our contract with a supplier, if they are acquired by one of our competitors, if legislation is passed restricting the use or dissemination of the data they provide or if judicial interpretations are issued restricting use of such data. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we sever ties with our data suppliers based on their inability to meet our data standards, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues. A failure in the integrity or a reduction in the quality of our data could harm our brand and result in a loss of revenue and an increase in legal claims. The reliability of our solutions depends upon the integrity and quality of the data in our database. A failure in the integrity of our database, whether inadvertently or through the actions of a third party, or a reduction in the quality of our data could harm us by exposing us to client or third-party claims or by causing a loss of client confidence in our solutions. We may experience an increase in risks to the integrity of our database and quality of our data as we move toward real-time, non-identifiable, consumer-powered data through our Platform. We must continue to invest in our database to improve and maintain the quality, timeliness and coverage of the data if we are to maintain our competitive position. Failure to do so could result in significant harm to our reputation and growth prospects, as well as a loss of revenue.

Dependence on Contracts. The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results. In addition, our contracts contain provisions allowing the client to terminate prior to the end of the term upon giving advance notice. Even if renewed by these clients, the terms of the renewal contracts may not have a term as long as, or may otherwise be on terms less favorable than, the original contract. Revenue from clients with long-term contracts is not necessarily “fixed” or guaranteed as portions of the revenue from these clients is volume-driven. Therefore, we must engage in continual sales efforts to maintain revenue and future growth with all our clients or our operating results will suffer. If a significant client fails to renew a contract or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business were not obtained to replace or supplement that which was lost.

Widespread economic downturn could adversely affect our business. Acquisition and divestiture activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction, all of which could adversely affect our business and growth prospects. Our business is directly dependent upon and correlates closely to the marketing levels and ongoing business activities of our existing clients. If material adverse developments in domestic and global economic and market conditions adversely affect our clients’ businesses, our business and results of operations could equally suffer. Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. Future widespread economic slowdowns in any of these markets, particularly in the United States, may negatively affect the businesses, purchasing decisions and spending of our clients and prospective clients, which could result in reductions in our existing business as well as our new business development. In the event of such widespread economic downturn, we will likely experience a reduction in current projects, longer sales cycles, deferral or delay of purchase commitments for our data products, processing functionality, software systems and services, and increased price competition, all of which could adversely affect revenue.

Quarterly revenue predictions are difficult to predict. When purchasing our products and services, our clients and prospects are often faced with a significant commitment of capital, the need to integrate new software and/or hardware platforms and other changes in company-wide operational procedures, all of which result in cautious deliberation and evaluation by prospective clients, longer sales cycles and delays in completing transactions. Additional delays result from the significant up-front expenses and substantial time, effort and other resources necessary of our clients to implement our solutions. For example, depending on the size of a prospective client’s business and its needs, a sales cycle can range from two weeks to twelve months. Because of these longer sales cycles, revenues and operating results may vary significantly from period to period. As a result, it is often difficult to accurately forecast our revenues on a quarterly basis as it is not always possible for us to predict the quarter in which sales will actually be completed. This difficulty in predicting revenue, combined with the revenue fluctuations we may experience from quarter to quarter, can adversely affect and cause substantial fluctuations in our stock price.

We need to protect our intellectual property otherwise our operating results may suffer. Third parties may claim that we are infringing their intellectual property and we could suffer significant litigation or licensing expenses or be prevented from selling products or services. Additionally, third parties may infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights. As our business is focused on data-driven results and analytics, we rely heavily on proprietary information technology. From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation, which could divert the attention of our management and key personnel away from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services. Our proprietary portfolio consists of various intellectual property including patents, databases, source code, trade secrets, know-how, confidentiality provisions and licensing arrangements. The extent to which such rights can be protected varies from jurisdiction to jurisdiction. If we do not enforce our intellectual property rights vigorously and successfully, our competitive position may suffer which could harm our operating results.

We need to protect our brand and reputation as a competitive strength. Our brand and reputation are key assets and competitive strengths of our Company, and our business may be adversely affected if events occur that could cause us to be negatively perceived in the marketplace. Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of data quality, our ability to deliver consumer insights, our enterprise data management and analytical capabilities, the competence of our current associate team, and our ability to meet contractual service level requirements in a timely manner. Negative perceptions or publicity regarding these matters could damage our reputation with prospective clients and the public generally. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Any damage to our brand or reputation could have a material adverse effect on our business and operating results.

We may be required to invest significant monies upfront in capital intensive project(s) which we may be unable to recover. Failure to recover significant, up-front capital investments required by certain client contracts could be harmful to the Company’s financial condition and operating results. Certain of our client contracts require significant investment in the early stages, which we expect to recover through billings over the life of the contract. These contracts may involve the construction of new computer systems and communications networks or the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Failure to successfully meet our contractual requirements under these contracts over their life increases the possibility that we may not recover our capital investments in these contracts. Failure to recover our capital investments could be detrimental to the particular engagement as well as our operating results.

Other Risks Relating To Our Business

We are dependent upon the immediate receipt of substantial additional financing to carry out our plan of operations and to meet our anticipated financial commitments over the next one year. Our auditors have expressed a substantial doubt of our ability to continue as a going concern. We are dependent upon the immediate receipt of substantial additional financing to carry out our plan of operations and to meet our anticipated financial commitments over the next one year, including, without limitation, maintaining the current technology and supporting staff, making minimum payments to our mall managers as required and making timely payments to our debt holders. The accompanying consolidated financial statements have been prepared assuming our company will continue as a going concern. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing to advance our mall network system and to develop a revenue stream resulting therefrom. We have incurred net losses for the years ending December 31, 2017 and 2016 of $10,245,494 and $10,178,492, respectively. As of December 31, 2017, we had an accumulated deficit of $61,298,474. For the year ended December 31, 2017, we have had negative cash flows from operating activities of $3,665,537. These factors raise substantial doubt concerning our ability to continue as a going concern. We can provide no assurances that we will be successful in raising additional equity and/or debt financing on terms satisfactory to us, if at all, to remain a going concern.

We have a history of operating losses and may not in the future generate consistent revenues or profits. Since our inception, we have experienced a continued history of operating losses and an accumulated deficit of $61,298,474 at December 31, 2017. We have incurred net losses from continuing operations for the years ending December 31, 2017 and 2016 of $10,245,494 and $10,178,492, respectively. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. Our Mobiquity Network subsidiary has $385,628 and $65,932 in revenues from its operations for the years ended December 31, 2017 and 2016, respectively. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the future. This is particularly the case as we are shifting our business emphasis to focus on our Mobiquity Network business.

We entered into convertible promissory notes in the aggregate amount of $3,234,000 which are secured by all of our assets. These notes have a current maturity dates beginning in February of 2018. The payment of these notes at maturity or sooner could come at a time when it would not be advantageous to us and could materially adversely affect our liquidity and capital resources. We can provide no assurances that we will be able to meet our obligations under these notes as they become due and payable.

We received limited revenues from our new Mobiquity business and we cannot accurately predict the volume or timing of any future revenues. We may be unable to capture revenue from our new Mobiquity business and product offerings in the manner in which we anticipate. As such, we cannot accurately predict the volume or timing of any future revenues.

Our Mobiquity Network business is dependent upon our successful integration of our SDK into various mobile applications (or apps) publishers to collect and analyze data and create product offerings from the data collected. For us to create and expand our business model, we are dependent upon entering into agreements with mobile application third party publishers. The greater the number of publisher apps into which our SDK is embedded, the greater number of original data we can collect and analyze. We currently have entered into agreements with a limited number of third party app publishers. There is a risk that we will be unable to expand our mobile publisher network on terms satisfactory to us, or at all, and if we are unable to do so, our results of operations and overall business prospects would suffer.

The location-based mobile marketing industry is evolving, and our competition may become extensive. Currently, we have not generated significant revenue from this new and unproven segment of our business. While we intend to market our Mobiquity products and services, there is a risk that our location-based mobile data collection and analysis will be unable to compete with large, medium and small competitors that are in (or may enter) the industry with substantially larger resources and management experience.

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

We cannot predict our future capital needs and we may not be able to secure additional financing. Between January 2013 and December 2017, we raised over $24 million in private equity and debt financing to support our transformation from an integrated marketing company to a technology company. Since we might be unable to generate recurring or predictable revenue or cash flow to fund our operations, we will likely need to seek additional (perhaps substantial) equity or debt financing even following this offering to provide the capital required to maintain or expand our operations. We may also need additional funding for developing products and services, increasing our sales and marketing capabilities and acquiring complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. We cannot predict our future capital needs with precision, and we may not be able to secure additional financing on terms satisfactory to us, if at all, which could lead to termination of our business.

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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations. Failure to secure additional financing on favorable terms could have severe adverse consequences to us.

Our future performance is materially dependent upon our management and their ability to manage our growth. Our future performance is substantially dependent upon the efforts and abilities of members of our existing management. This is particularly the case as we seek to ramp up our newer location-based mobile business in 2018 and beyond. The loss of the services of our management personnel could have a material adverse effect on our business. We currently lack “key man” life insurance policies on any of our officers or employees. Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel. The number of management personnel is currently limited, and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

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

Our principal stockholders, directors and executive officers have a material level of control over us, which could delay or prevent a change in our corporate control favored by our other stockholders. As of the date of this Form 10-K, our principal stockholders, directors and executive officers beneficially own, in the aggregate, approximately 46% of our outstanding common stock. These figures include potential future exercises of outstanding options or warrants into shares of common stock. The interests of our current directors and executive officers may differ from the interests of other stockholders. As a result, these current directors and officers could have the ability to exercise material influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is presently utilizing the office space of its Chief Financial Officer as its principal executive office located at 35 Torrington Lane, Shoreham, NY 11786. The Company is leasing on a month-to-month basis two fully furnished executive suites in Manhattan at a monthly cost of approximately $6,600. These executive suites are located at 85 Broadway, 16th Floor, Suites 16-035 and 16-040, New York, NY 10010.

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

Quarters Ended	High	Low
March 31, 2016	$.23	$.08
June 30, 2016	.16	.07
September 30, 2016	.11	.02
December 31, 2016	.06	.01
March 31, 2017	.14	.05
June 30, 2017	.12	.07
September 30, 2017	.09	.03
December 31, 2017	.06	.02

The closing sales price on December 31, 2017 was $0.02 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

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

As of April 16, 2018, there were 155 holders of record of our common stock.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

(a) In fiscal 2016 and 2017, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2016	Preferred Stock	40,000 shares	$400,000; no commissions paid	Section 4(2); Rule 506	Each Preferred Share is convertible into 50 shares of Common Stock and subject to anti-dilution protection for 2016

Jan. – June 2016	Common Stock	940,000 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

Third Quarter 2016	Convertible Promissory Notes	$700,000 in principal amount, also issued 4,900,000 shares of common stock as pre-paid interest	$700,000; no commissions paid	Section 4(2); Rule 506	Convertible at the lower of $.20 per share or the next completed equity transaction of at least $10,000,000; in the event of conversion, there is 100% warrant coverage with a term of three years exercisable at $.20 per share

Fourth Quarter 2016	Common Stock	Exercise of Warrants/options- 11,908,335 common shares	$595,417	Section 3(a)(9)	Exercise of warrants/ options at $.05 per share

2017	Common Stock	9,002,164 shares	Interest and OID interest; No commissions paid	Section 4(2); Rule 506	Not applicable

2017	Common Stock	5,038,332 shares	Services rendered; No commissions paid	Section 4(2); Rule 506	Not applicable

2017	Common Stock	32,000,000 shares	AAA preferred stock converted into common stock and a like number of warrants	Section 3(a)(9)	Warrants exercisable at $.05 per share through December 31, 2019

2017	Common Stock	1,916,667 shares	$95,834 received from the exercise of warrants at $.05 per share; No commissions paid	Rule 506; Section 4(2)	Not applicable

First Quarter 2017	Common Stock	6,225,000 shares	$311,250 received; no commissions paid	Rule 506; Section 4(2)	Not applicable

2017	Preferred Stock	882,588 shares	Conversion of debt and interest on debt	Section 3(1)(9)	Preferred convertible into common stock at $.10 per share with 100% warrant coverage. Warrants exercisable at $.05 per share

2017	Convertible secured promissory notes	$3,384,000 of principal issued	$2,800,000 received; 11% compensation paid to broker/dealer	Rule 506; Section 4(2)	Convertible debt issued based upon an initial conversion price of $.05 per share which was subsequently lowered in 2018 to $.02 per share

2017	Common Stock	$489,602	Shares issued for interest on debt	Rule 506; Section 4(2)	Not applicable

2017	Common Stock	73,440,000 shares	Conversion of debt	Section 3(i)(9)	Not applicable

RECENT PURCHASES OF SECURITIES

In 2016 and 2017, we have had no repurchases of our Common Stock.

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

Overview

Mobiquity Technologies, Inc., a New York corporation (the “Company”), is the parent company of its operating subsidiary; Mobiquity Networks, Inc. (“Mobiquity Networks”). The Company’s wholly-owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale location data and insights on consumer’s real-world behavior and trends for use in marketing and research. With its combined first party location data via its advanced SDK and its various exclusive data sets; Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis, utilizing multiple geo-location technologies. Mobiquity Networks is seeking to implement several new revenue streams from its data collection and analysis, including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Fraud Prevention, Real Estate Planning, Financial Forecasting and Custom Research.

As mentioned in previous filings, Mobiquity Technologies’ will be focusing its full attention on Mobiquity Networks, which it believes represents a large growth opportunity. Subsequently, former subsidiary, Ace Marketing, its legacy marketing and promotions business was successfully sold on October 1, 2017 and is no longer part of Mobiquity Technologies or its business plan.

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

Revenue Recognition –Revenue is recognized with the billing of an advertising contract or data sale. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. The second type of revenue is through the licensing of our data. Revenue from data can occur in two ways; the first is a direct feed, which is billed at the end of each month. The second way is through the purchasing of audience segments. When an audience segment is purchased, we bill the buyer upon delivery, which is usually 1-2 days for the order date.

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

Plan of Operation

Mobiquity Networks derives its revenue utilizing the revenue streams mentioned above. All the products used to derive revenue for the Company are reliant on the collection of data. To achieve management’s revenue goals moving forward, we have developed a strategy to increase the two main driving forces behind our data collection. One strategy is to increase the total number of users we see on a monthly basis (“MAU”), and the second strategy is to increase the total number of locations (Places) available to see our MAU’s over the same time period. We are currently seeing approximately 50,000,000 unique mobile devices on a monthly basis. The ability to see and collect the data required from these unique devices comes from the installation of our proprietary Software Development Kit (SDK) into various mobile applications (Apps) or through a direct server-to-server data feed from our App partners. To continue to grow the total number of unique devices we can see on a monthly basis, we need to increase our App partnerships. We believe our unique offering to potential App partners gives us a competitive advantage over others in the industry. The task of partnering with Apps is handled internally by our business development team.

As of April 2018, we had over 2,000,000 Places in our proprietary Places database, and we expect growth to over 4,000,000 Places by the fourth quarter of 2018, thus exponentially increasing the amount of data we collect. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings. Management intends to hire additional sales personnel in the last three quarters of 2018 as working capital permits.

Results of Operations

Year Ended December 31, 2017 versus Year Ended December 31, 2016

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31
	2017	2016
Revenue	$385,628	$65,932
Cost of Revenues	684,004	162,075
Gross (Loss)	(298,376)	(96,143)
Operating Expenses	4,908,934	7,885,264
Loss from operations	(5,207,310)	(7,981,407)
Net Loss	(10,245,493)	(10,178,492)
Net Loss from continuing operations	(0.06)	(0.12)
Net Loss per common Share	(0.05)	(0.13)
Weighted average common Shares outstanding	184,099,336	83,575,215

We generated revenues of $385,628 in fiscal 2017 compared to $65,932 in the same period for fiscal 2016, a change in revenues of $319,696. In 2018, we are seeking to implement several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

Cost of revenues was $684,004 or 177.4% of revenues in fiscal 2017 compared to $162,075 or 245.8% of revenues in the same fiscal period of fiscal 2016. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross loss was $298,376 for fiscal 2017 or 77.4% of net revenues compared to $96,143 in the same fiscal period of 2016 or 145.8% of revenues. As revenues from the use of our technologies increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $4,908,934 for fiscal 2017 compared to $7,885,264 in the comparable period of the prior year. Such operating cost reductions include payroll and related expenses, commissions, insurance, rents, fee payments to malls, professional (consulting) and public awareness fees. The corporation has been trimming expenses in order to shift its efforts in obtaining a new revenue stream. Our increased efforts in cutting expenses by streamlining staff has fueled the savings in salaries. The other major savings is in the reduction of our rent expense. With our change in revenue stream we no longer need access to the mall locations which has reduced our costs by close to two million dollars.

The net loss for 2017 was $10,245,493 as compared to $10,178,492 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity network business.

No benefit for income taxes is provided for in the reported periods due to the full valuation allowance on the net deferred tax assets. Our ability to be profitable in the future is dependent upon the successful introduction and usage of our data collection and analysis including Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research services.

Liquidity and Capital Resources

We had cash and cash equivalents of $56,470 at December 31, 2017. Cash used by operating activities for the year ended December 31, 2017 was $3,665,537. This resulted from a net loss of $10,116,382, partially offset by non-cash expenses, including depreciation and amortization of $22,594, stock-based compensation of $595,692, stock issued for services of $406,454. Cash provided by financing activities of $3,435,431 was the result of the exercising warrants of our warrants, and net of offering costs proceeds from loans in the amount of $2,557,000.

We had cash and cash equivalents of $193,933 at December 31, 2016. Cash used by operating activities for the year ended December 31, 2016 was $5,929,852. This resulted from a net loss of $10,710,503, partially offset by non-cash expenses, including depreciation and amortization of $159,234, stock-based compensation of $683,036, stock issued for services of $122,730, impairment of long-lived assets of $223,487. Cash used in investing activities amounted to $283,684, which funds were used to expand our intellectual platform. Cash provided by financing activities of $4,396,177 was the result of the sale of our company preferred stock in the amount of $400,000, proceeds from exercising warrants, and net of offering costs proceeds from loans in the amount of $3,400,760.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2018 and beyond until cash flow from our proximity marketing operations become substantial.

Recent Financings

In 2016 and 2017, we have completed various financings. See Item 5 under “Recent Sales of Unregistered Securities.”

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

As of April 16, 2018, the Company has outstanding 199,375,600 shares of common stock, 850,588 shares of newly designated Series AAA preferred stock and $4,384,000 of convertible notes. The convertible notes consist of $4,234,000 of secured notes and $150,000 of unsecured notes. The 850,588 shares of Series AAA preferred stock were issued in exchange for the conversion of principal and accrued interest of approximately $8,827,891 of unsecured debt. The terms of the Series AAA preferred stock can be summarized as follows:

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

Item 7A. Qualitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short-term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

Item 8. Financial Statements

Financial Statements and Supplementary Data

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth herein.

MOBIQUITY TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mobiquity Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobiquity Technologies, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Salt Lake City, UT

April 17, 2018

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
December 31,	2017	2016

Assets

Current Assets:
Cash and cash equivalents	$56,470	$193,933
Accounts receivable, net	18,576	–
Prepaid expenses and other current assets	17,638	5,590
Assets of discontinued operations	–	450,680
Total Current Assets	92,684	650,203

Property and equipment, net	–	9,187

Intangible assets, net	9,960	29,560

Other assets	11,275	37,223
Total Assets	$113,919	$726,173

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$458,280	$418,719
Accrued expenses	735,431	1,150,564
Derivative liability	666,123	350,700
Note payables-Bank	54,644	–
Convertible promissory notes, net	3,149,498	10,832,275
Liabilities of discontinued operations	–	507,042
Total Current Liabilities	5,063,976	13,259,300

Total Liabilities	5,063,976	13,259,300

AAA Preferred Stock, $.0001 par value; 5,000,000 shares authorized 1,090,588 and zero shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	11,552,513	–

Commitment and contingencies

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 240,000 and 240,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	25	25
Common stock, $.0001 par value; 900,000,000 and 500,000,000 shares authorized; 198,375,600 and 99,020,103 shares issued and outstanding at December 31, 2017, and December 31, 2016, respectively	19,850	9,913
Additional paid-in capital	44,776,029	38,652,075
Accumulated other comprehensive loss	–	(13,047)
Accumulated deficit	(61,298,474)	(51,182,093)
Total Stockholders' Deficit	(16,502,570)	(12,533,127)
Total Liabilities and Stockholders' Deficit	$113,919	$726,173

See notes to consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Operations
Years Ended December 31,	2017	2016

Revenues
Service revenue	$385,628	$65,932
	385,628	65,932
Cost of Revenues
Cost of service revenue	684,004	162,075
	684,004	162,075
Gross Profit (Loss)	(298,376)	(96,143)

Operating Expenses:
Selling, general and administrative	4,908,934	7,885,264
Total Operating Expenses	4,908,934	7,885,264

Loss from Operations	(5,207,310)	(7,981,407)

Other Income (Expense):
Interest expense	(3,058,310)	(3,520,609)
Change in derivatives	3,376,620	1,870,653
Initial derivative expense	(1,284,704)	(565,780)
Loss on disposition of fixed assets	–	(17,526)
Loss on Settlement of Debt	(4,071,789)	36,177
Total Other Income (Expense)	(5,038,183)	(2,197,085)

Net Loss from continuing operations	$(10,245,493)	$(10,178,492)

Other Comprehensive (Loss)	13,047	(14,119)

Discontinued operations:
(Loss) from operations of discontinued entity	$(149,608)	$(532,011)
Gain on sale of segment	278,720	–
Net Comprehensive Loss	$(10,103,334)	$(10,724,622)

Net Loss Per Common Share:
For continuing operations	$(0.06)	$(0.12)
Basic and Diluted	$(0.05)	$(0.13)

Weighted Average Common Shares Outstanding:
Basic and Diluted	184,099,336	83,575,215

See notes to consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Receivable	Deficit	Deficit
Balance, at December 31, 2015	$200,000	$20	78,781,757	$7,887	$36,356,626	$1,072	–	$(40,471,590)	$(4,105,985)
Common stock issued in exchange for interest	–	–	6,390,011	638	475,594	–	–	–	476,232
Common stock issued for services	–	–	940,000	96	122,699	–	–	–	122,795
Common stock issued for rent	–	–	1,000,000	100	19,900	–	–	–	20,000
Common stock issued for warrants	–	–	11,908,335	1,192	594,225	–	–	–	595,417
Stock based compensation	–	–	–	–	683,036	–	–	–	683,036
Preferred stock issued for cash	40,000	5	–	–	399,995	–	–	–	400,000
Net Loss	–	–	–	–	0	(14,119)	–	(10,710,503)	(10,724,622)
Balance, at December 31, 2016	240,000	$25	99,020,103	$9,913	$38,652,075	$(13,047)	$–	$(51,182,093)	$(12,533,127)
Common stock issued for the exercise of warrants	–	–	1,916,667	$192	$95,642	–	$–	–	$95,834
Common stock issued in exchange for interest	–	–	9,002,164	900	493,592	–	–	–	494,492
Common stock issued for services	–	–	5,038,532	504	405,950	–	–	–	406,454
Common stock for conversion of debt	–	–	73,440,000	7,344	3,664,656	–	–	–	3,672,000
Purchase of common stock	–	–	6,225,000	623	310,627	–	–	–	311,250
Stock based compensation	–	–	–	–	595,692	–	–	–	595,692
Derivative conversions	–	–	–	–	229,939	–	–	–	229,939
Mezzanine shares	–	–	3,200,000	320	301,180	–	–	–	301,500
Shares issued for debt extinguishment	–	–	533,334	54	26,676	–	–	–	26,730
Net Loss	–	–	–	–	–	13,047	–	(10,116,381)	(10,103,334)
Balance, at December 31, 2017	240,000	$25	198,375,600	$19,850	$44,776,029	$–	$–	$(61,298,474)	$(16,502,570)

See notes to consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows
Years Ended December 31,	2017	2016

Cash Flows from Operating Activities:
Net loss	$(10,245,494)	$(10,178,492)
Net gain (loss) - discontinued operations	129,113	(532,011)
	(10,116,381)	(10,710,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	2,994	130,634
Amortization - Intangible Assets	19,600	28,600
Amortization - Debt discount	2,338,155	2,662,564
Change in derivatives	(3,376,620)	(1,870,653)
Stock-based compensation	595,692	683,036
Common stock issued for services	406,454	122,730
Stock incentives	63,255	–
Initial derivative expense	1,284,704	565,780
Disposal of assets	12,241	17,526
Gain on settlement of debt	4,071,790	(36,177)
Impairment of long-lived assets	–	223,487
Gain on sale of segment	(128,720)	–
Expenses paid from note	567,737	–
Changes in operating assets and liabilities:
Accounts receivable	(18,576)	24,385
Inventory	–	38,602
Prepaid expenses and other assets	7,851	593,969
Accounts payable	32,325	432,243
Accrued expenses and other current liabilities	12,906	371,813
Accrued interest	559,056	792,112
Total adjustments	6,450,844	4,780,651
Net Cash Used in Operating Activities	(3,665,537)	(5,929,852)
Net Cash from operating activities-Discontinued operations	(72,359)	–

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(283,684)
Cash from investing activities-Discontinued operations	151,954	-
Net Cash Used in Investing Activities	151,954	(283,684)

Cash Flows from Financing Activities:
Proceeds from the issuance of notes, net	2,557,000	3,400,760
Proceeds from issuance of common stock	311,250	–
Proceeds received from exercising warrants	95,834	595,417
Cash paid for accrued interest	(3,140)	–
Proceeds from the collection of stock subscription receivable	456,503	–
Cash received from bank notes	121,000	–
Cash paid on bank notes	(103,016)	–
Proceeds for the issuance of preferred stock	–	400,000
Net Cash Provided by Financing Activities	3,435,431	4,396,177

Net Change in Cash and Cash Equivalents	(150,511)	(1,817,359)
Cash and Cash Equivalents, beginning of period	193,934	2,044,662
Change in foreign currency	13,047	(14,119)
Cash and Cash Equivalents, end of period	$56,470	$213,184

Supplemental Disclosure Information:
Cash paid for interest	$30,635	$169,873
Cash paid for taxes	$–	$–

Non-cash Financing and Investing Activities:
Stock issued for interest	$907,053	$476,297
Discount on convertible notes	$2,096,947	$–
Recognition of debt discount	$–	$1,079,016
Conversion of notes and interest in AAA Preferred and Common Stock	$13,480,992	$–

See notes to consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS – On September 10, 2013, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. “the Company” or “Mobiquity”). We operate through two wholly-owned U.S. subsidiaries, namely, Mobiquity Networks, Inc. and Ace Marketing& Promotions, Inc. Mobiquity Networks owns 100% of Mobiquity Wireless S.L.U, a company incorporated in Spain. This corporation had an office in Spain to support our U.S. operations, which office was closed in the fourth quarter of 2016. Ace Marketing, its legacy marketing and promotions business was successfully sold on October 1, 2017, allowing us to focus our full attention to Mobiquity Networks.

Mobiquity Technologies, Inc., a New York corporation (the “Company”), is the parent company of its operating subsidiary; Mobiquity Networks, Inc. (“Mobiquity Networks”). The Company’s wholly-owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale location data and insights on consumer’s real-world behavior and trends for use in marketing and research. With its combined first party location data via its advanced SDK and its various exclusive data sets; Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis, utilizing multiple geo-location technologies. Mobiquity Networks is seeking to implement several new revenue streams from its data collection and analysis, including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses from continued operations for the years ending December 31, 2017 and December 31, 2016 of $10,245,493 and $10,178,492, respectively. As of December 31, 2017, the Company has an accumulated deficit of $61,298,475. The Company has had negative cash flows from operating activities of $3,665,537 and $5,929,852 for the years ending December 31, 2017 and 2016, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan related to technology. Management will continue to seek out equity and/or debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders and investors will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc., All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$–	$666,123	$666,123

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

Derivative Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 15 convertible notes issued totaling $3,234,000 which included a ratchet provision in the conversion price of $.05 or $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes have maturity dates ranging from February 11, 2018 – March 28, 2018. The Company also has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 2,200,000 warrants which included a ratchet provision in the conversion price of $.05 as part of a conversion of preferred AAA shares, and 1,000,000 warrants which included a ratchet provision in the conversion price of $.055 as part of a placement fee related to a note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $3,376,620 and initial derivative expense of $1,284,704 during the year ended December 31, 2017. As of December 31, 2017, the fair market value of the derivatives aggregated $666,123 using the following assumptions: estimated 0.1 to 4.33-year term, estimated volatility of 183.70% to 415.83%, and a discount rate of 0.00% to 1.87%.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of December 31, 2017 and 2016, the balances are $56,470 and $193,933, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. Our current receivable at December 31, 2017 is all with a single customer. Two customers constitute 75.44% of our sales. Customer A percentage of sales was 42.28% and customer B was 33.16%

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of December 31, 2017 and 2016, the Company exceeded FDIC limits by $0 and $0, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2017 and 2016, allowance for doubtful accounts were $0 and $0, respectively.

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

LONG LIVED ASSETS - Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company recognized no impairment losses for the period ended December 31, 2017.

PATENTS and TRADEMARKS - Patents and trademarks developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the years ended December 31, 2017 and 2016, there were advertising costs of $0 and $3,841, respectively.

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

FOREIGN CURRENCY TRANSLATIONS - The Company’s functional and reporting currency is the U.S. dollar. We owned a subsidiary in Europe with it operations in 2016 consolidated into our U.S. location. Our subsidiary’s functional currency in 2016 is the EURO. All transactions initiated in EUROs are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

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

No significant realized exchange gains or losses were recorded since March 7, 2013 (date of acquisition of subsidiary) to December 31, 2016 the date operations were consolidated into our U.S. location.

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

NET LOSS PER SHARE - Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 110,453,240 and 51,912,242 because they are anti-dilutive, as a result of a net loss for the years ended December 31, 2017 and 2016, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - ASC 606, Revenue from contracts with customers, the effective date for ASC 606 is for annual reporting periods beginning after December 15, 2017. It provides accounting guidance related to revenue from contracts with customers. The Guidance applies to all entities and to all customers. The accounting for ASC 606 will take effect for our company starting in January of 2018.

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

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at December 31:

	USEFUL LIVES	2017	2016

Furniture and Fixtures	3 or 5 years	$55,702	$73,450
		55,702	73,450
Less Accumulated Depreciation		55,702	64,263
		$–	$9,187

Depreciation expense from continuing operations for the years ended December 31, 2017 and 2016 was $5,667 and $119,332, respectively. No deposition or impairment of assets during 2017. In 2016 the company disposed of approximately $736,100 of outdated fixed assets resulting in a loss on disposal of $17,526. In 2016, the Company performed an impairment assessment in accordance with ASC 360-10-35-17, and determined that an impairment loss of $223,487 of the capitalized costs for internal use software exists as of December 31, 2016, no impairment loss was recorded for December 31, 2017.

NOTE 3: INTANGIBLE ASSETS

Intangible assets, net, consist of the following at December 31:

	USEFUL LIVES	2017	2016

Acquisition of intellectual property (FuturLink)	5 years	98,000	98,000
		98,000	98,000
Less Accumulated Amortization		88,040	68,440
		$9,960	$29,560

Future amortization, for the years ending December 31, is as follows:

2018	9,960
2019	–
Thereafter	–
$9,960

Amortization expense from continuing operations for the years ended December 31, 2017 and 2016 was $19,600 and $19,600, respectively.

NOTE 4: CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

Summary of Convertible Promissory Notes:

	2017	2016
Arnost Note	$–	$322,000
CAVU Notes, net of $0 for 2017 and $8,379 for 2016	100,000	241,621
Berg Notes (a)	50,000	3,722,000
Investor Notes, net of discounts of $0 and $529,107, respectively	–	6,546,654
Secured Notes (b) net of discounts of $234,502 for 2017 and $0 for 2016	2,999,498	–
Total Debt	3,149,498	10,832,275
Current portion of debt	3,149,498	10,832,275
Long-term portion of debt	$–	$–

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date.

(b)	On February 28, 2017, the Company entered into an agreement with two non-affiliated persons to provide $1.6 million of short term secured debt financing in three monthly tranches. The Company will issue in connection with each tranche, a six-month secured convertible promissory note. In connection with this transaction, the Company agreed to issue an origination fee of 3,200,000 warrants. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction. In August, September and October 2017, the noteholders exchanged their $1,600,000 of notes that were coming due in August through October 2017 plus a 30% premium and accrued interest for new six-month notes in the principal amount of $2,184,000. As additional consideration for the exchange, the Company issued 533,334 shares of common stock..

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 15 convertible notes issued totaling $3,234,000 which included a ratchet provision in the conversion price of $.05 or $.30 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes have maturity dates ranging from July 31, 2017 – June 13, 2018. The Company also has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 2,200,000 warrants which included a ratchet provision in the conversion price of $.05 as part of a conversion of preferred AAA shares, and 1,000,000 warrants which included a ratchet provision in the conversion price of $.055 as part of a placement fee related to a note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2017. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $3,376,620 and initial derivative expense of $1,284,704 during the period ended December 31, 2017. As of December 31, 2017, the fair market value of the derivatives aggregated $666,123 using the following assumptions: estimated 0.1 to 4.33-year term, estimated volatility of 183.70% to 415.83%, and a discount rate of 0.00% to 1.87%.

In February 2017, The Company debt holders converted $3,672,000 of notes being converted at 0.05 per share into 73,440,000 shares of common stock.

In February 2017, the Company reported that substantially all of its outstanding debt both secured and unsecured have been converted into equity securities of the Company as outlined below. It should be noted that the capital transactions below were based on a premium to the average closing sale price of $0.045 per share during the 60 day period prior to February 08, 2017. The Company had outstanding 882,588 shares of newly designated Series AAA preferred stock and $1,350,000 of convertible notes. The convertible notes consisted of $1,200,000 of secured notes and $150,000 of unsecured notes. The 882,588 shares of Series AAA preferred stock were issued in exchange for the conversion of principal and accrued interest of approximately $9,147,891 of unsecured debt. This conversion resulted in a loss on extinguishment of debt of $2,706,197. Between August and December 2017, the Company issued $3,234,000 of secured notes due in six months to various investors. The notes are convertible at $.05 per share through the maturity date, subject to adjustment in the event of default. A total of 3,234,000 origination shares of common stock were issued to the noteholders. Thomas Arnost, Chairman of the Company, invested $100,000 in the loan transaction. The terms of the Series AAA preferred stock can be summarized as follows:

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

A recap of the derivative instruments is as follows:

Derivative Liability 2016
Beginning balance	$(576,557)
New Issuances	(1,079,016)
Discount on new derivative in excess of note face value	(565,780)
Gain on revaluation of derivatives	1,870,653
Ending balance	$(350,700)

Derivative Liability 2017
Beginning balance	$(350,700)
Discount on new issuances	(1,867,287)
Discount on new derivatives in excess of note face value	(1,284,704)
Gain on revaluation of derivatives	3,376,620
Conversions	229,939
Effect of debt extinguishment	(769,991)
Ending balance	$(666,123)

NOTE 5: FAIR VALUE MEASUREMENTS

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and 2016, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Derivative liability (1)	$666,123	$–	$–	$666,123

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Derivative liability (1)	$350,700	$–	$–	$350,700

(1)	The Company has estimated the fair value of these embedded derivatives for convertible debenture using a multinomial lattice model.

NOTE 6: INCOME TAXES

The provision for income taxes for the years ended December 31, 2017 and 2016 is summarized as follows:

	2017	2016
Current:
Federal	$–	–
State	–	–
	–	–
Deferred:
Federal	–	–
State	–	–
	$–	$–

The Company has federal and state net operating loss carry forwards of approximately $60,876,000, which begin to expire 2025 and can be used to reduce future taxable income through 2034. The Company is open for tax years for the years ended 2008 through present.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2017	2016
Net operating loss carry-forwards	$(24,351,000)	$(20,261,000)
Stock based compensation – options/warrants	3,778,000	3,540,000
Stock issued for services	971,000	971,000
Gain on derivative instrument	(2,361,000)	(1,011,000)
Disallowed entertainment expense	59,000	56,000
Charitable contribution limitation	11,000	11,000
Preferred Stock	39,000	39,000
Bad debt expense & reserves	47,000	47,000
Penalties	1,000	1,000
Loss on extinguishment of debt	1,743,000	114,000
Beneficial conversion features	119,000	119,000
Mobiquity-Spain – net loss	830,000	830,000
Impairment of long lived assets	89,000	89,000
Stock issued for interest	376,000	–
Nondeductible insurance	10,000	–
Stock incentives	24,000	–
Derivative expense	514,000	–
Amortization of debt discount	2,246,000	1,311,000
Deferred Tax Assets	(15,855,000)	(14,144,000)
Less Valuation Allowance	15,855,000	14,144,000
Net Deferred Tax Asset	$–	$–

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2016		2015
Federal Statutory Tax Rate	34.00%		34.00%
State Taxes, net of Federal benefit	6.00%		6.00%
Change in Valuation Allowance	(40.00%	)	(40.00%	)
Total Tax Expense	0.00%		0.00%

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares issued for services

During the year ended December 31, 2017, the Company issued 5,038,332 shares of common stock, at $0.05 to $0.13 per share for $406,454 in exchange for services rendered.

Shares issued for accrued interest

During the year ended December 31, 2017, the Company issued 9,002,164 common shares, at $0.04 to $0.09 per share, valued at $494,492 and AAA preferred shares of 47,588, at $10.00 per share, valued at $475,841 as payment of interest.

NOTE 8: OPTIONS AND WARRANTS

The Company’s results for the years ended December 31, 2017 and 2016 include employee share-based compensation expense totaling $595,692 and $683,036, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Employee stock-based compensation - option grants	$473,192	$603,536
Employee stock-based compensation-stock grants	–	–
Non-Employee stock-based compensation - option grants	11,500	79,500
Non-Employee stock-based compensation-stock grants	–	–
Non-Employee stock-based compensation-stock warrant	111,000	–
	$595,692	$683,036

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
Expected volatility	146.8%	135.6%
Expected dividend yield	0	0
Risk-free interest rate	1.89%	1.25%
Expected term (in years)	5.00	5.00

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2017	18,315,001	$0.41	5.18	5,625
Granted	250,000	$0.05	4.00	–
Exercised	–	–	–	–
Cancelled / Expired	(1,050,000)	–	–	–

Outstanding, December 31, 2017	17,515,001	$0.39	4.43	–

Options exercisable, December 31, 2017	17,037,918	$0.39	4.40	–

The weighted-average grant-date fair value of options granted during the years ended December 31, 2017 and 2016 was $0.05 and $0.08, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2016 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices, that were lower than the $0.02 closing price of the Company’s common stock on December 31, 2017.

As of December 31, 2017, the fair value of unamortized compensation cost related to unvested stock option awards was $24,955.

The option information provided above includes options granted outside of the Plans, which total 4,115,000 as of December 31, 2017.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2017 and 2016 are as follows:

	Years Ended
	2017	2016
Expected volatility	157.84%	0%
Expected dividend yield	–	–
Risk-free interest rate	1.87%	0%
Expected term (in years)	4.10	–

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2017	21,252,734	$0.48	1.40	–
Granted	7,400,000	$0.06	3.02	–
Exercised	(1,916,667)	–	–	–
Cancelled/Expired	(14,754,400)	–	–	–
Outstanding, December 31, 2017	11,981,667	$0.20	2.58	–

Warrants exercisable, December 31, 2017	11,981,667	$0.20	2.58	–

NOTE 10: COMMITMENTS AND CONTINGENCIES

COMMITMENTS –

In April 2011, we entered into our agreement with Simon Property Group, which agreement was amended first in September 2013 and then in July 2014. This second amendment provides for us to expand our location-based mobile mall network footprint to about 195 current Simon malls across the United States. Our agreement with Simon currently expires December 31, 2017. Simon is entitled to receive fees from us equal to the greater of a pre-set per mall fee or a percentage of revenues derived from within the Simon Mall network. The revenue share agreement in which Simon participates will exceed the minimum annual mall fees if the Company has generated revenues within the Simon network of about $15 million or more in a calendar year. Our agreement with Simon requires the company to maintain letters of credit for each calendar year under the agreement represented by the minimum amount of fees due for such calendar year. For 2015, the minimum fees of $2.7 million has been secured through two bank letters of credit, one of which was issued in the amount of $1,350,000 utilizing the funds of a non-affiliated stockholder and the second letter of credit was obtained in the same amount through the funds of Thomas Arnost, our Executive Chairman. In the event Simon draws down upon either letter of credit, we have until the next minimum payment due date (approximately 90 days) after the draw down to obtain replacement letters of credit. Each person who secured our letters of credit has the opportunity to notify us that they wish to turn the cash funds securing the letters of credit over to us and to convert such funds into Common Stock currently at a conversion price of $.20 per share. Also, each person who issued the letter of credit is receiving quarterly, while the letters of credit are outstanding, options to purchase 125,000 shares of Common Stock, exercisable at the prevailing market price per share on the date of grant and interest at the rate of 8% per annum on the monies that they have had to set aside in their bank accounts and are unable to have access to such monies. In April, July and October 2016, and January, March 2017, Simon drew down on each bank letter of credit for an aggregate of $1,350,000 owed to each letter of credit provider. Simon agreement expired in May 2017.

Pursuant to a master agreement effective August, 2015, we entered into an agreement with PREIT pursuant to which we have the right to install our Mobi-Beacons and to send information across the air space of the common areas of our PREIT mall network, which will include approximately 27 malls in select states in the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under our agreement between us and PREIT, PREIT is entitled to an agreed upon revenue share over the four-year term of the agreement. In the event the net revenue share as defined in the agreement is not attained for any measurement period, also as defined in the agreement, either party may terminate the agreement upon 90 days prior written notice. PREIT may also terminate the agreement if it determines that Mobiquity’s installed equipment is not adequate and/or provides a negative user experience for the visitors to the PREIT malls. The agreement also provides for PREIT to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls. This agreement is no longer material as it is a revenue sharing agreement with respect to a discontinued line of business.

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

Pursuant to a master agreement entered into in 2015, we entered into an agreement with Rouse pursuant to which we have the right to install our Mobi-Beacons to send information across the air space of the common areas of our Rouse mall network, which will include approximately 30 malls in select states in the United States. Our right to install our Mobi-Beacons to market and sell third party paid advertising in the interior common areas of these malls is exclusive. Under our agreement between us and Rouse, Rouse is entitled to an agreed upon revenue share over the four-year term of the agreement. In the event the net revenue share as defined in the agreement is not attained for any measurement period, also as defined in the agreement, either party may terminate the agreement upon 90 days prior written notice. Either party may also terminate the agreement due to a material breach which is not cured within 30 days of written notice. Also, Rouse upon at least 60 days written notice to us prior to the end of the second contract year, may terminate the agreement with respect to any participating property for any reason at the end of the second contract year. The agreement also provides for Rouse to adjust the number of malls subject to the agreement from time-to-time based upon changes in its beneficial ownership in the malls. This agreement is no longer material as it is a revenue sharing agreement with respect to a discontinued line of business.

In February 2012, the Company entered into a lease agreement for new executive office space of approximately 4,200 square feet located at 600 Old Country Road, Suite 541, Garden City, NY 11530. The lease agreement is for 63 months, commencing April 2012 and expiring June 2017. The annual rent under this office facility for the first year was estimated at $127,000, including electricity, subject to an annual increase of 3%. This lease was not renewed.

Our lease for approximately 2,000 square feet of space at an annual cost of approximately $28,600 (inclusive of taxes) at 1105 Portion Road, Farmingville, NY 11738 expired in November 2013. We leased this property on a month to month basis for approximately $2,500 per month from December 2014 to September 2017, with a 5% increase in rent each month until Ace was sold in October 2017.

In March of 2014, we entered into a month-to-month lease agreement for approximately 400 square feet of office space located in Manhattan, NY at a monthly cost of $3,700. In May of 2015 we moved to a larger location with the same landlord on a month to month basis for $4,700 each month. In 2017 the Company is leasing on a month-to-month basis two fully furnished executive suites in Manhattan at a monthly cost of approximately $6,700. These executive suites are located at 85 Broadway, 16th Floor, Suites 16-035 and 16-040, New York, NY 10010.

Minimum future rentals under non-cancelable lease commitments are as follows:

YEARS ENDING DECEMBER 31,
2018	–
2019	–
2019 and thereafter	–
$–

Rent and real estate tax expense was approximately $1,032,272 and $3,534,439 for the years December 31, 2017 and 2016, respectively.

EMPLOYMENT CONTRACTS –

Dean L. Julia

On March 1, 2005, the Company entered into employment contracts with Dean L. Julia. The employment agreement provides for minimum annual salaries plus bonuses equal to 5% of pre-tax earnings (as defined) and other perquisites commonly found in such agreements.

On August 22, 2007, the Company approved a three-year extension of the employment contract with Mr. Julia expiring on February 28, 2011. The employment agreements provided for minimum annual salaries with scheduled increases per annum to occur on every anniversary date of the contract and extension commencing on March 1, 2008. A signing bonus of options to purchase 150,000 shares granted to Mr. Julia were fully vested at the date of the grant and exercisable at $1.20 per share through August 22, 2017. Ten year options to purchase 50,000 shares of common stock are to be granted at fair market value on each anniversary date of the contract and extension commencing March 1, 2008. Termination pay of one year base salary based upon the scheduled annual salary of Mr. Julia for the next contract year, plus the amount of bonuses paid (or entitle to be paid) to Mr. Julia for the current fiscal year of the preceding fiscal year, whichever is higher.

On April 7, 2010, the Board of Directors approved a five-year extension of the employment contract of Dean L. Julia to expire on March 1, 2015.  The Board approved the continuation of Mr. Julia’s current salary and scheduled salary increases on March 1st of each year. The Board also approved a signing bonus of stock options to purchase 200,000 shares granted to each officer which is fully vested at the date of grant and exercisable at $.50 per share through April 7, 2020; ten-year stock options to purchase 100,000 shares of Common Stock to be granted to Mr. Julia at fair market value on each anniversary date of the contract and extension thereof commencing March 1, 2011; and termination pay of one year base salary based upon the scheduled annual salary of Mr. Julia for the next contract year plus the amount of bonuses paid or entitled to be paid to Mr. Julia for the current fiscal year or the preceding fiscal year, whichever is higher.  In the event of termination, Mr. Julia will continue to receive all benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof.

In July 2012, the Company approved and in January 2013 the Company implemented amending the employment agreement of Mr. Julia to expire on February 28, 2017, subject to an automatic one year renewal on March 1, 2013 and on each March 1st thereafter, unless the Employment Agreement is terminated in accordance with its terms on or before December 30th of the prior calendar year. In the event of termination without cause, the executives will continue to receive all salary and benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof, plus one year termination pay.

On May 28, 2013, the Company approved amending the employment agreement of Mr. Julia to provide that Mr. Julia may choose an annual bonus equal to 5% of pre-tax earnings for the most recently completed year before deduction of annual bonuses paid to officers or, in the event majority control of the Company is acquired by a person or a group of persons during the prior fiscal year, Mr. Julia may choose to receive the aforementioned bonus or 1% of the control consideration paid by acquirer(s) to acquire majority control of the Company.

Michael Trepeta

In April 2017, Michael Trepeta, who had an identical agreement to Mr. Julia and served as Co-Chief Executive Officer and President of the Company, entered into a separation agreement with the Company pursuant to which he resigned as an executive officer and director. There is currently a vacancy in the Board of Directors of the Company. After his resignation, the Board changed Dean Julia’s title from Co-Chief Executive Officer to Chief Executive Officer.

Pursuant to Michael Trepeta’s separation agreement, Mr. Trepeta is entitled to the following benefits:

•	Six months’ coverage under the Company’s existing director/officer insurance policy;
•	Indemnification per existing employment agreement;
•	Expense reimbursement through May 31, 2017;
•	All options vested shall continue until their normal expiration date; and
•	Mutual releases.

Thomas Arnost

In December 2014, we entered into a three-year employment agreement with Thomas Arnost serving as Executive Chairman of the board. Mr. Arnost receives a monthly salary of $10,000 plus an annual grant of options for serving on the board of directors. In the event of his termination, by Mr. Arnost or by the company for cause, Mr. Arnost will receive his pay through the termination date. In the event that Mr. Arnost is terminated without cause, he shall be entitled to receive his salary paid through the end of the term of his agreement. Mr. Arnost may terminate the agreement at any time by giving three months’ prior written notice to our board of directors. Mr. Arnost will also be entitled to indemnification against all claims, judgments, damages, liabilities, costs and expenses (including reasonably legal fees) arising out of, based upon or related to his performance of services to us, to the maximum extent permitted by law. This agreement has expired.

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

Transactions with major customers

During the year ended December 31, 2017, two customers accounted for approximately 75% of revenues and for the year ended December 31, 2016, three customers accounted for all our revenues.

NOTE 11: DISCONTINUED OPERATIONS

	December 31, 2017	December 31, 2016

Revenue	$1,945,940	$2,202,591
Cost of service revenue	(1,495,507)	(1,564,201)

Gross Profit	450,433	638,390

Expenses
Advertising	–	2,500
Depreciation	1,229	11,312
Amortization	7,022	9,613
Rent	80,286	75,387
Other SG & A	477,077	1,067,129
Interest	34,427	4,460

Loss on discontinued operations, net	$(149,608)	$(532,011)

Accounts receivable, net	$–	$298,928
Inventory, net	–	79,291
Property and equipment	–	6,205
Intangibles, net	–	7,557
Other	–	58,699
Assets of discontinued operations, net	–	450,680

Accounts payable	–	295,962
Accrued expenses	–	211,080
Liabilities of discontinued operations, net	$–	$507,042

NOTE 12: SUBSEQUENT EVENTS

In the first quarter of 2018, the Company entered into an agreement with a non-affiliated persons to provide $1,000,000 of short term secured debt financing in four monthly tranches. The Company will issue in connection with each tranche, a six-month secured convertible promissory note. In connection with this transaction, the Company agreed to issue an origination fee of 1,000,000 shares of restricted common stock. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

We did not maintain appropriate financial reporting controls – As of December 31, 2017, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at December 31, 2017, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as debt conversions. Subsequent to December 31, 2017, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2017. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2017.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages and positions as of the date of this Form 10-K are:

NAME (1) (2)	AGE	POSITION
Executive Officers:
Thomas Arnost	71	Executive Chairman of the Board
Dean L. Julia	50	Chief Executive Officer/Treasurer/Director/Co-Founder
Paul Bauersfeld	55	Chief Technology Officer
Sean J. McDonnell, CPA	57	Chief Financial Officer
Sean Trepeta	50	President of Mobiquity Networks and director

Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of our board of directors and may be removed, either with or without cause, by our board of directors, and a successor elected by a majority vote of our board of directors, at any time. Nevertheless, the foregoing is subject to the employment contracts of our executive officers.

Executive Officers

Thomas Arnost. Mr. Arnost has been a director of our company since December 2011, he has served as Chairman of the Board since October 2013 and he served as Executive Chairman of the Board for October 2014 through 2017. Mr. Arnost served as the Co-President of Univision Television Group, from 1997 to 2006, and prior to that as Executive Vice President of Univision Television Group from 1994 to 1996. Previously he served as the Co-President of Univision Communications, Inc. Station Group, which he joined in 1994. In 2002, Mr. Arnost helped in the successful launch of the Telefutura Station Group which has since significantly contributed to Univision's overall growth. During his tenure with Univision, total station group revenue grew from under $120 million in 1993 to approximately $700 million in 2006. Also during his tenure, Univision’s market value grew from roughly $500 million to over $14 billion. Mr. Arnost’s extensive business, financial, management and leadership experience in the telecommunications industry particularly qualifies him for serving on the company’s board as an independent director. Mr. Arnost graduated from the University of Arizona with a BS in Finance.

Dean L. Julia. Mr. Julia has served as Chief Executive Officer of Mobiquity since December 2000. In 1998, Mr. Julia co-founded Mobiquity and became an officer, director and principal stockholder of our company. Mr. Julia is responsible for establishing our overall strategy and fostering key relationships with technology partners and developers. Mr. Julia has also served as COO of Mobiquity’s wholly-owned subsidiary, Mobiquity Networks since its formation in January 2011, where he is responsible for the integration of the sales and intellectual property departments of Mobiquity. From September 1996 through February 1998, Mr. Julia served as President and Chief Executive Officer of DLJ Consulting, a financial intermediary consultant for public and private companies. Mr. Julia is a founder of our company and has served on the board since its inception. He is expected to resign from the board on the listing date of our common stock on the NYSE MKT. Mr. Julia received his Bachelor of Business Administration from Hofstra University in 1990.

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

Sean J. McDonnell, CPA. Mr. McDonnell has been our Chief Financial Officer since January 2005. Since January 1990, Mr. McDonnell has also owned and operated a private accounting and tax practice handling many different types of business entities and associations. Mr. McDonnell has spent much of his time helping his customers grow their companies and acquire financing for the purchase of buildings and equipment. Prior to starting his own practice, he was employed from 1985 through 1990 as a senior staff member at the accounting firm of Breiner& Bodian CPA's. After graduating from Dowling College in 1984 with a Bachelor in Business Administration, he was employed by Kenneth Silver C.P.A. from 1984 to 1985. Mr. McDonnell has been a certified public accountant for almost 20 years.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2017, to the best of the knowledge of the Company’s directors and officers, no form 3’s, form 4’s or form 5’s were filed late with the Commission by officers or directors.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2016 and 2017 by (1) each person who served as the principal executive officer of the company during fiscal year 2016 and 2017; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2016 and 2017 with compensation during fiscal years 2016 and 2017 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the company as of December 31, 2017.

						Salary Compensation
Name and Principal		Salary	Bonus	Stock	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)	($)	($)(2)(3)	($)
Dean L. Julia	2016	$360,000	$–	–	$–	–	–	$32,596	$392,596
Co-CEO of the company	2017	$360,000	$–	–	$–	–	–	$59,405	$419,405

Sean Trepeta	2016	$240,000	$–	–	$–	–		$26,746	$266,746
President of Mobiquity Networks	2017	$240,000	$–	–	$–	–	–	$30,195	$270,195

Paul Bauersfeld	2016	$300,000	$–	–	$–	–	–	$26,746	$326,746

Chief Technology Officer	2017	$300,000	$–	–	$–	–	–	$30,195	$330,195

 _____________

(1)	The options and restricted stock awards presented in this table for fiscal 2016 and 2017 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such Shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.
(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.
(3)	Includes compensation for service as a director described under Director Compensation, below.

For a description of the material terms of each named executive officers’ employment agreement, including the terms of the terms of any common share purchase option grants, see that section of this Form 10 captioned “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in the past two years were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout, except as follows:

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see “Employment Agreements”.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers and Thomas Arnost that were outstanding as of December 31, 2017.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean	250,000	–	–	$.35	12/19/24	–	–	–	–
L. Julia	50,000	–	–	$.38	03/01/18	–	–	–	–
(1)	50,000	–	–	$.65	03/02/19	–	–	–	–
	50,000	–	–	$.54	03/25/20	–	–	–	–
	200,000	–	–	$.50	04/07/20	–	–	–	–
	100,000	–	–	$.26	02/28/21	–	–	–	–
	100,000	–	–	$.63	02/28/22	–	–	–	–
	50,000	–	–	$.25	02/13/23	–	–	–	–
	100,000	–	–	$.45	04/01/23	–	–	–	–
	1,500,000	–	–	$.30	01/17/24	–	–	–	–
	100,000	–	–	$.59	03/03/24	–	–	–	–
	250,000	–	–	$.50	07/16/24	–	–	–	–
	100,000	–	–	$.30	04/22/25	–	–	–	–
	100,000	–	–	$.59	03/03/24	–	–	–	–
	100,000	–	–	$.32	03/01/25	–	–	–	–

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Sean	50,000	–	–	$.75	05/07/22	–	–	–	–
Trepeta	50,000	–	–	$.25	02/13/23	–	–	–	–
(1) (2)	100,000	–	–	$.59	03/03/24	–	–	–	–
	1,250,000	250,000	–	$.50	12/19/24	–	–	–	–
	100,000	–	–	$.30	04/22/25	–	–	–	–

Thomas	200,001	–	–	$.40	12/13/23	–	–	–	–
Arnost	50,000	–	–	$.25	02/13/23	–	–	–	–
	125,000	–	–	$.03	01/07/22
	125,000	–	–	$.35	01/07/20	–	–	–	–
	125,000	–	–	$.30	04/06/20	–	–	–	–
	125,000	–	–	$.25	07/06/20	–	–	–	–
	125,000	–	–	$.30	10/06/20	–	–	–	–
	100,000	–	–	$.30	04/20/25
	125,000	–	–	$.1835	01/27/21	–	–	–	–
	125,000	–	–	$.1125	04/07/21	–	–	–	–
	125,000	–	–	$.1085	07/07/21
	125,000	–	–	$.04	10/07/21

Paul	500,000	–	–	$.45	06/11/18	–	–	–	–
Bauersfeld	100,000	–	–	$.59	03/03/24	–	–	–	–
(1)	2,000,000	–	–	$.50	07/15/19	–	–	–	–
	875,000	125,000	–	$.50	12/19/24	–	–	–	–

Sean	50,000	–	–	$.35	12/19/24	–	–	–	–
McDonnell	250,000	–	–	.50	01/17/24	–	–	–	–

________________

(1)	All options contain cashless exercise provisions.
(2)

Sean Trepeta owns warrants to purchase 150,001 shares at $.50 per share which are not granted under a compensation plan, which warrants he purchased from the company as part of a private placement offering which was primarily sold to non-affiliated persons.

Employment Agreement of Executive Chairman

In December 2014, we entered into a three-year employment agreement with Thomas Arnost serving as Executive Chairman of the board. Mr. Arnost receives a monthly salary of $10,000 plus an annual grant of options for serving on the board of directors. In the event of his termination, by Mr. Arnost or by the company for cause, Mr. Arnost will receive his pay through the termination date. In the event that, Mr. Arnost is terminated without cause, he shall be entitled to receive his salary paid through the end of the term of his agreement. Mr. Arnost may terminate the agreement at any time by giving three months prior written notice to our board of directors. Mr. Arnost will also be entitled to indemnification against all claims, judgments, damages, liabilities, costs and expenses (including reasonably legal fees) arising out of, based upon or related to his performance of services to us, to the maximum extent permitted by law. This agreement expired in December 2017.

Employment Agreements of Co-Chief Executive Officers

Each of the following executive officers is a party to an employment agreement with the company as of December 31, 2017.

Name	Position	Monthly Salary (1)	Bonus

Dean L. Julia	Chief Executive Officer	$30,000	(2)

________________

(1)	Mr. Julia’s monthly salary has been voluntarily amended from $30,000 per month to $15,000 paid and $15,000 accrued. The accrual of Mr. Julia’s salary is temporary until cash flow permits the payment of his full salary.
(2)	Annual bonuses are paid by us by the last business day of March for the preceding calendar (fiscal) year, except in the event of termination prior to the end of any fiscal year (other than termination for cause), a pro rata portion of the annual bonus shall be paid within 30 days of termination. Mr. Julia is entitled to receive an annual bonus equal to 5% of pre-tax earnings for the most recently completed year before deduction of annual bonuses paid to officers or, in the event majority control of the company is acquired by a person or a group of persons during the prior fiscal year, the officer may choose to receive the aforementioned bonus or 1% of the control consideration paid by acquirer(s) to acquire majority control of the company.

A summary of Mr. Julia’s employment agreement, as amended, is as follows:

Dean Julia’s (the “Executive”) employment agreement has a term of five years and automatically renews for a period of one year thereafter effective on March 1st of each new calendar year unless the employment agreement is terminated in accordance with its terms on or prior to December 30th of the prior calendar year. As of January 1, 2018, the Executive’s employment agreement currently expires on February 28, 2023. The Executive may terminate his employment agreement upon written three-month notice. In such event, we shall be relieved of all of our obligations under the agreement, except for payment of the Executive’s base salary and annual bonus earned and unpaid through the effective date of termination, those obligations with respect to indemnification and director and officer insurance and severance pay as described below.

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

In the event of termination by us of Executive’s employment agreement without cause, then the Executive shall be entitled to receive on the termination date termination pay of one-year base salary based upon the scheduled annual salary of the Executive officer for the next contract year, plus the amount of bonuses paid or entitled to be paid to the Executive for the current fiscal year or the preceding fiscal year, whichever is higher. In the event of termination, the Executive will continue to receive all salary and benefits included in the employment agreement through the scheduled expiration date of said employment agreement prior to the acceleration of the termination date thereof.

We have agreed to defend and indemnify the Executive in his capacity as an officer against all claims, judgments, damages, liabilities, costs and expenses (including reasonable attorney’s fees) arising out of, based upon, or related to his performance of services to us, to the maximum extent permitted under law. We will also use our reasonable best efforts to include the Executive as an insured under all applicable directors’ and officers’ liability insurance policies maintained by us.

The Executive is currently entitled to the following additional benefits:

•	$2,000 per month pay raise on each March 1 during the term of the Agreement and any extension thereof, which raise has been voluntarily waived by Mr. Julia since reaching $30,000 per month;

•	As an executive officer, the annual grant on March 1 of each year of ten-year stock options to purchase 100,000 shares at an exercise price equal to the then fair market value of our common stock as determined by our board of directors. As a director of the company, each Executive also receives as a board member the number of options granted annually to each other board member. The Executive waived his rights to receive these option grants in 2017;

•	Election to our board of directors and during the term of employment, the board’s nomination for re-election to the board;

•	Paid disability insurance and term life insurance for the benefit of each Executive’s family in an amount fixed by our board of directors at a cost not to exceed $10,000 per annum;

•	Use of company automobile with all related costs paid for by us;

•	Health insurance; and

•	Right to participate in any pensions of our company.

As of December 31, 2017, our financial statements reflect accrued liabilities for salaries and other compensation items of $246,026 owed to Dean L. Julia.

Employment Agreement – Paul Bauersfeld

In December 2014, we entered into an employment agreement with Paul Bauersfeld, our Chief Technology Officer, who is an employee at will. Mr. Bauersfeld, as a full-time employee, is to be paid a salary at the rate of $25,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,000,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he was entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network’s revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. In fiscal 2015, Mr. Bauersfeld did not earn a bonus. The foregoing compensatory arrangements with Mr. Bauersfeld is in addition to the non-statutory stock options to purchase 2,600,000 shares of our common stock previously granted to Mr. Bauersfeld. All options granted to Mr. Bauersfeld will become immediately vested in the event of a change of control of our company or sale of substantially all of our assets. In the event we terminate Mr. Bauersfeld without cause. Mr. Bauersfeld is entitled to receive six months’ severance pay. As of December 31, 2017, our financial statements reflect accrued liabilities for salaries owed to Mr. Bauersfeld of $149,880.

Employment Agreement – Sean Trepeta

In December 2014, Mobiquity Networks entered into an employment agreement with Sean Trepeta, to serve as President of Mobiquity Networks as an employee at will. Mr. Trepeta, as a full-time employee, is to be paid a salary at the rate of $20,000 per month. Upon the execution of the agreement, he received 10-year options to purchase 1,500,000 shares of our common stock vesting quarterly over a period of three years. For calendar 2015, he was entitled to a bonus of $125,000 upon revenues of Mobiquity Networks achieving a minimum of $6 million in revenues and a further bonus of $125,000 for a total of $250,000 at such time as Mobiquity Network’s revenues achieve a minimum of $12 million, it being understood that any revenues which do not have a 30% margin shall not count toward these totals. For fiscal 2015, Mr. Trepeta did not earn any bonus. All options granted to Mr. Trepeta will become immediately vested in the event of a change in control of our Company or sale of substantially all of our assets. In the event we terminate Mr. Trepeta without cause, after six months of continued employment under the employment agreement, Mr. Trepeta is entitled to receive three months’ severance pay. As of December 31, 20167 our financial statements reflect accrued liabilities for salaries owed to Sean Trepeta of $88,860.

Employment Arrangements

Sean McDonnell, our Chief Financial Officer, is an employee at will and is currently receiving a salary of $132,000 per annum. As of December 31, 2017, our financial statements reflect accrued liabilities for salaries owed to Mr. McDonnell of $31,712.

Separation Agreement with Michael Trepeta

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

Awards

As of December 31, 2017, the Company has granted under the Plans a total of 13,400,001 options and outside the Plans a total of 4,115,000 options or a total of options to purchase 17,515,001 shares of the Company’s Common Stock with a weighted average exercise price of $0.39 per share. The board has granted options with varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2017 on the known benefits provided to certain persons and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options	Range of Exercise Price ($) per Share	Value of Unexercised Options at Dec. 31, 2017 (1)
Dean L. Julia, Co-CEO	3,100,000	.25 – .65	$–
Sean McDonnell, Chief Financial Officer	300,000	.35 – .50	$–
Sean Trepeta, President, Mobiquity Networks	1,800,000	.25 – .75	$–
Thomas Arnost, Executive Chairman	1,475,001	.04 – .40	$–
Paul Bauersfeld	3,600,000	.45 – .59	$–
Five Executive Officers as a group	10,275,001	.25 – .65	$–
Non-Executive Officer, Employees and Consultants	7,240,000	.03 – .75	$–

________________

(1)	Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $.02 based upon a last sale on (or the last trade date before) December 31, 2017) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

In the past, the Company has granted certain employees and consultants, stock awards for services for the prior year with vesting to occur after the passage of an additional 12 months. These awards totaled 45,000 Shares for 2008, subject to continued services with the Company through December 31, 2009. These awards totaled 51,000 Shares for 2009 subject to continued services with the Company through December 31, 2010. These awards totaled 105,000 Shares for 2010 subject to continued services with the Company through December 31, 2011. These awards totaled 45,000 shares for 2011, subject to continued services with the Company through December 31, 2012. A total of 203,500 shares were issued under the 2005 Plan pursuant to the stock award program described above (net of cancellations). No stock awards were granted in fiscal 2012, fiscal 2013, 2014, 2015, 2016 and 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 13,2018, we have 199,375,600 shares of common stock outstanding. The only persons of record who presently hold or are known to own (or believed by the company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of our common stock of all officers and directors individually, and all officers and directors as a group. Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percentage (%)
Thomas Arnost (2)	41,360,542	20.8
Dean L. Julia (3)	4,053,500	2.0
Sean Trepeta (4)	2,810,001	1.4
Sean McDonnell (5)	416,667	*
Paul Bauersfeld (6)	3,700,000	1.9
All directors and officers as a group (five persons) (7)	52,390,710	26.1
Clyde Berg/Carl Berg (8)	75,710,003	38.0

____________

*Represents less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner. All addresses are c/o Mobiquity Technologies, Inc. 600 Old Country Road, Suite 541, Garden City, NY 11530.
(2)	Includes 39,885,541 shares, and options to purchase 1,475,001 shares.
(3)	Mr. Julia’s beneficial ownership includes 953,500 shares and options to purchase 3,100,000 shares.
(4)	Includes 1,010,001 shares and options/warrants to purchase 1,800,000 shares.
(5)	Includes 166,667 shares and options/warrants to purchase 300,000 shares.
(6)	Includes 100,000 shares and options to purchase 3,600,000 shares.
(7)	Includes all the securities referenced in notes (2) through (6).
(8)	Clyde Berg directly owns 4,966,667 shares and Berg & Berg Enterprises directly owns 2,050,000 shares. The Clyde J. Berg Trust owns 666,666 shares of common stock. Berg & Berg Enterprises also owns 680,267 shares of Series AAA Preferred Stock which are convertible into 68,026,670 shares of common stock. In the event the 680,2671 shares of Series AAA preferred stock is converted, then the beneficial ownership by the Bergs will increase to 75,710,003 shares (38.0%) . The amounts shown in the table and the footnotes reflect the combined ownership of all these accounts.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2017 and relates to our 2005 Plan and 2009 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(2)
2005 and 2009 Equity Compensation Plans	13,400,001	0.39	10,599,999(2)

_____________________

(1)	Options are exercisable at a price range of $0.10 to $1.20 share.
(2)	We have three stock plans with 24,000,000 shares authorized as of December 31, 2017. We have previously issued 203,500 shares under the Plan. No additional options may be issued under our 2005 Plan.

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

As of April 16, 2018, the Company has outstanding 199,375,600 shares of common stock, 850,588 shares of newly designated Series AAA preferred stock and $4,384,000 of convertible notes. The convertible notes consist of $4,234,000 of secured notes and $150,000 of unsecured notes. The 850,588 shares of Series AAA preferred stock were issued in exchange for the conversion of principal and accrued interest of approximately $8,827,841 of unsecured debt. The terms of the Series AAA preferred stock can be summarized as follows:

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

Between August 2017 and March 2018, the Company issued $4,234,000 of additional secured notes due in six months to various investors and lowered the conversion price from $.,05 per share to $.03 per share for all secured debt., A total of 2,050,000 origination shares of common stock were issued to noteholders. Thomas Arnost, Chairman of the Company, invested $100,000 in the loan transaction.

Transactions with Thomas Arnost, Chairman

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

Employment Agreements

We have entered into various employment agreements as described under Item 11. These agreements also provide for us to indemnify such officers and/or directors to the maximum extent permitted by law. We also carry directors’ and officers’ liability insurance which protects each of our officers and directors up to the policy maximum of $4.0 million, subject to a deductible of $100,000 for securities claims and $75,000 for other claims. For more information regarding our employment agreements and indemnification provisions, see “Executive Compensation.”

Separation Agreement – Michael D. Trepeta

In April 2017, Michael Trepeta entered into a separation agreement with the Company pursuant to which he resigned as an executive officer and director. Pursuant to Michael Trepeta’s separation agreement, Mr. Trepeta was entitled to the following benefits:

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

Item 14. Principal Accountant Fees and Services.

Sadler, Gibb & Associates, LLC is the Company’s public auditors. Their fees are described in the table below.

	Year Ended December 31,
	2017	2016
Audit fees	$59,629	$55,000
Audit- related fees	21,490	19,700
Tax fees	–	–
All other fees	–	–
Total fees	$81,119	$74,700

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8. FINANCIAL STATEMENTS and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2017 and 2016:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Deficit

Notes to Consolidated Financial Statements

(b)  EXHIBITS

Exhibit
Number	Exhibit Title
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (9)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated June 12, 2012 by and between the company and TCA (13)
10.13	Equity Agreement dated June 12, 2012 by and between the company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
10.18	Employment Agreement – Sean Trepeta (19)
10.19	Employment Agreement – Paul Bauersfeld (19)
10.20	Employment Agreement – Thomas Arnost (20)
10.21	December 2013 Agreement with Thomas Arnost modifying secured debt purchased by Arnost from TCA (19)
10.22	Letter Agreement dated December 9, 2014 with Thomas Arnost to extend expiration date of secured note to December 31, 2015 (19)
10.23	Letter Agreement dated July 8, 2013 with Thomas Arnost to provide letter of credit for $1,350,000 (19)
10.24	Letter Agreement dated July 8, 2013 with SNW Properties to provide letter of credit for $1,350,000 (19)
10.25	Letter Agreement dated December 15, 2014 with Carl E. Berg (19)
10.26	Separation Agreement with Michael D. Trepeta (24)
10.27	Form of convertible promissory note. (22)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements

14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (15)
23.1	Consent of Sadler Gibb (*)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form of Class E Warrant (10)
99.9	Form of Class F Warrant (10)
99.10	Form of Class G Warrant (10)
99.11	Form of Class H Warrant (10)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant (19)
101.INS	XBRL Instance Document (*)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

_____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2011.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 14, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 15, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated June 6, 2013.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Incorporated by reference to Form 8-K filed September 11, 2013.
(18)	Incorporated by reference to Form 8-K filed April 1, 2014.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 19, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated March 1, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.

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

April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Principal Executive Officer and Director	April 17, 2018
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	April 17, 2018
Sean McDonnell

/s/ Sean Trepeta	Director	April 17, 2018
Sean Trepeta

/s/ Thomas Arnost	Chairman of the Board	April 17, 2018
Thomas Arnost

Dean L. Julia, Sean Trepeta and Thomas Arnost represent all the current members of the Board of Directors.

