Form 10-Q
period 2018-03-31
Mobiquity Technologies, Inc.
filed 2018-05-15
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Yes ☐    No ☒

As of May 7, 2018, the registrant had a total of 206,825,600 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$155,100	$56,470
Accounts receivable, net	30,431	18,576
Prepaid expenses and other current assets	–	17,638
Total Current Assets	185,531	92,684

Intangible assets, net	5,060	9,960

Other assets	11,275	11,275
Total Assets	$201,866	$113,919

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$253,440	$458,280
Accrued expenses	948,070	735,431
Derivative liability	10,541,670	666,123
Note payable	100	54,644
Convertible promissory notes, net	3,737,410	3,149,498
Total Current Liabilities	15,480,690	5,063,976

AAA Preferred Stock, $.0001 par value; 5,000,000 shares authorized 850,588 and 850,588 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	11,552,513	11,552,513

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 240,000 and 240,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	25	25
Common stock, $.0001 par value; 900,000,000 and 900,000,000 shares authorized; 199,375,600 and 198,375,600 shares issued and outstanding at March 31, 2018, and December 31, 2017, respectively	19,950	19,850
Additional paid-in capital	45,134,709	44,776,029
Accumulated deficit	(71,986,021)	(61,298,474)
Total Stockholders' Deficit	(26,831,337)	(16,502,570)
Total Liabilities and Stockholders' Deficit	$201,866	$113,919

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations
Three Months Ended March 31, (Unaudited)	2018	2017

Revenues	38,703	81,787

Cost of Revenues	61,117	96,292

Gross Profit (Loss)	(22,414)	(14,505)

Operating Expenses:
Selling, general and administrative	891,004	1,679,335
Total Operating Expenses	891,004	1,679,335

Loss from Operations	(913,418)	(1,693,840)

Other Income (Expense):
Interest expense	(546,012)	(1,133,548)
Change in derivative liability	(8,983,210)	462,193
Initial derivative expense	(244,906)	(1,038,439)
Loss on extinguishment of debt	–	(2,706,197)
Total Other Income (Expense)	(9,774,128)	(4,415,991)

Loss from continuing operations	(10,687,546)	$(6,109,831)

Other Comprehensive Income	–	13,047

Discontinued operations
Loss from operations of discontinued entity	–	(175,316)

Net Comprehensive Loss	$(10,687,546)	$(6,272,100)

Net Loss Per Common Share:
For continued operations	$(0.05)	$(0.05)
Basic and Diluted	$(0.05)	$(0.06)

Weighted Average Common Shares Outstanding:
Basic and Diluted	198,883,933	111,234,302

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, (Unaudited)	2018	2017

Cash Flows from Operating Activities:
Net loss	$(10,687,546)	$(6,109,831)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	–	78
Amortization - Intangible Assets	4,900	7,150
Amortization - Debt discount	336,843	641,363
Common stock issued for services	–	314,310
Common stock issued for incentives	31,375	–
Change in derivative liability	8,983,210	(462,193)
Stock-based compensation	327,405	273,092
Initial derivative expense	244,906	1,038,439
Loss on extinguishment of debt	–	2,706,197
Loss on disposal of assets	–	12,241
Expenses paid from note	–	567,737
Changes in operating assets and liabilities:
Accounts receivable	(11,855)	80,927
Inventory	–	(5,945)
Prepaid expenses and other assets	17,638	20,033
Accounts payable	(204,841)	(167,543)
Accrued expenses and other current liabilities	35,002	(81,554)
Accrued interest	177,637	345,515
Total adjustments	9,942,220	5,289,847
Net Cash Used in Operating Activities	(745,326)	(819,984)
Net Cash Used in Operating Activities-discontinued operations	–	(175,316)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	–	–

Cash Flows from Financing Activities:
Proceeds from the issuance of notes, net	898,500	1,300,000
Proceeds from issuance of common stock	–	311,250
Proceeds received from exercising warrants	–	95,834
Cash paid for accrued interest	–	(3,140)
Cash received from bank loans	66,500	–
Cash paid on bank loans	(121,044)	–
Net Cash Provided by Financing Activities	843,956	1,703,944

Net change in Cash and Cash Equivalents	98,630	708,644
Cash and Cash Equivalents, beginning of period	56,470	213,184
Cash and Cash Equivalents, end of period	$155,100	$921,828

Supplemental Disclosure Information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash Financing and Investing Activities:
Stock issued for interest	$31,375	$670,631
Conversion of note and interest into AAA Preferred and Common Stock	$–	$12,749,771
Recognition of debt discount	$748,931	$–

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS – On September 10, 2013, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. “the Company” or “Mobiquity”). We operate through a wholly-owned U.S. subsidiary, named, Mobiquity Networks, Inc. Mobiquity Networks owns 100% of Mobiquity Wireless S.L.U, a company incorporated in Spain. This corporation had an office in Spain to support our U.S. operations, which office was closed in the fourth quarter of 2016. Ace Marketing, its legacy marketing and promotions business was successfully sold on October 1, 2017, allowing us to focus our full attention to Mobiquity Networks.

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

GOING CONCERN - The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses from continued operations for the quarter ended March 31, 2018 of $10,687,546. As of March 31, 2018, the Company has an accumulated deficit of $71,986,021. The Company has had negative cash flows from operating activities of $745,326, for the quarter ended March 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc.

The Condensed Balance Sheets as of March 31, 2018, the Condensed Statements of Operations for the three months ended March 31, 2018 and 2017 and the Condensed Statements of Cash Flows for the three months ended March 31, 2018 and 2017 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$-	$10,541,670	$10,541,670

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

Derivative Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 19 convertible notes issued totaling $4,234,000 which have a variable conversion price equal to 50% of the lowest volume weighted average price in the 30 days prior to conversion. The notes have maturity dates ranging from February 2, 2018 – October 21, 2018. The Company also has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 2,200,000 warrants which included a ratchet provision in the conversion price of $.05 as part of a conversion of preferred AAA shares, and 1,000,000 warrants which included a ratchet provision in the conversion price of $.055 as part of a placement fee related to a note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of March 31, 2018. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $8,983,210 and derivative expense of $244,906 during the three months ended March 31, 2018. As of March 31, 2018, the fair market value of the derivatives aggregated $10,541,670 using the following assumptions: estimated 0.1 to 4.1-year term, estimated volatility of 196.98% to 394.26%, and a discount rate of 0.00% to 2.09%.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of March 31, 2018 and December 31, 2017, the balances were $155,100 and $56,470, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. Our current receivables at March 31, 2018 are with five customers. Two customers constitute 77.79% of our sales. Customer A percentage of sales was 53.12% and customer B was 24.67%

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of March 31, 2018 and December 31, 2017, the Company did not exceeded FDIC limits.

REVENUE RECOGNITION – Revenue represents amounts earned for data licensing arrangements consisting of flat fee, per use basis or revenue share. Licensee is sent data on a daily basis, has use of the data for a period of time based on the contract life between one month to one year.

We recognize revenues in the period in which the data transmission is provided to the licensee.

Under these policies, the Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. We consider a signed insertion order or contract by the licensee or its agency to be evidence of an arrangement.

•	Delivery. Delivery is considered to occur daily with the transmission of the data from our network servers to the licensee.

•	Fixed or determinable fee. The Company recognizes revenue for data license arrangements ratably over the term of the insertion order or contract. Our arrangements with the licensee is noted in the signed contracts which specifies the price to be paid and due date of remittance. Contracts that include fixed-fee data transmission are invoiced upon acceptance of the insertion order or contract and billed at time of delivery. The Company’s terms as stated in the contracts. Final billing is based on usage of delivered data. At the end of the period (usually monthly) an acknowledgment of data amount delivered is sent to licensee, who then verifies usage and at the point a final invoice is generated.

•	Collection is deemed reasonably assured. We deem collection reasonably assured if we expect that the licensee will be able to pay the amounts under the arrangement as payments become due. Collection is deemed not reasonably assured when a licensee is perceived to be in financial distress, which may be evidenced by weak industry conditions, a bankruptcy filing, or previously billed amounts that are past due. If we determine that collection is not reasonably assured, then we would defer the revenue and recognize the revenue upon cash collection.

•	No other warranties and or obligations are implied or due once the data transmission has been completed with the licensee.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2018 and December 31, 2017, allowance for doubtful accounts were $0 and $0, respectively.

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

LONG LIVED ASSETS - Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company recognized no impairment losses for the period ended March 31, 2018.

PATENTS and TRADEMARKS - Patents and trademarks developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the quarter ended March 31, 2018 and for the year ended December 31, 2017, there were no advertising costs.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - Revenue from Contracts with Customers (Topic 606). The company adopted Revenue Recognition Standard, ASC 606 on January 1, 2018 and after for the recognition for our revenue policy.

We have completed our assessment of the impact under the new revenue standard on our condensed financial statements. Based on our assessment, we have concluded that our financial statements will not be materially impacted upon adoption.

NOTE 2: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 325,811,673 because they are anti-dilutive as a result of a net loss for the three months ended March 31, 2018.

NOTE 3: CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

Summary of Convertible Promissory Notes:

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Arnost Note	$–	$–
CAVU Notes, net	100,000	100,000
Berg Note (a)	50,000	50,000

Secured Notes (b) net of discounts of $646,590 for March 31, 2018 and $234,502 for December 31, 2017	3,587,410	2,999,498
Total Debt	3,737,410	3,149,498
Current portion of debt	3,737,410	3,149,498
Long-term portion of debt	$–	$–

In the first quarter of 2018, the Company entered into agreements with non-affiliated persons to provide $1,000,000 of short term secured debt financing in four monthly tranches. The Company will issue in connection with each tranche, a six-month secured convertible promissory note. In connection with this transaction, the Company agreed to issue an origination fee of 1,000,000 shares of restricted common stock. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction. Each of these new notes are on the terms of the Company's 10% Senior Secured debt.

The Company's 10% Senior Secured Debt consists of 19 convertible notes issued totaling $4,234,000. These notes mature 6 months from the date of issuance, accrue interest at 10%, and had a base conversion price of $.05. As of March 31, 2018, the 10% Senior Secured Debt notes are in default for breach of covenants due to notes which have matured during the period not being settled. The default on these notes triggered an increase in the interest rate from 10% to 24% on the principal balance, a 9% late fee being charged on interest accrued, and a variable conversion price equal to 50% of the lowest volume weighted average price in the 30 days prior to conversion. On February 27, 2018 the Company reduced the base conversion price from $.05 to $.02. The Company accounted for this modification per ASC 470-50 "Modifications and Extinguishments". Due to the variable rate in effect from the default provisions of the 10% Senior Secured Debt notes this reduction in base conversion price had no material change on the value of the notes.

A recap of the derivative liability is as follows:

Derivative Liability 2018
Beginning balance	$(666,123)
New Issuances	(244,906)
Discount on new issuances	(647,431)
Gain (Loss) on revaluation of derivative liability	(8,983,210)
Ending balance	$(10,541,670)

NOTE 4: STOCKHOLDERS’ (DEFICIT)

Shares issued for Original Interest Discount

During the quarter ended March 31, 2018, the Company issued 1,000,000 shares of common stock at a price per share between $0.03 and $0.04 for original issue discount on receipt of $1,000,000 in 10% secured convertible promissory notes.

NOTE 5: STOCK-BASED COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight line method for the cost of these awards.

The Company's results for the three month period ended March 31, 2018 and 2017 include employee share-based compensation expense totaling $327,405 and $273,092, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Employee stock-based compensation - option grants	$273,945	$150,592
Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - option grants	53,460	11,500
Non-Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation-stock warrant	–	111,000

Total	$327,405	$273,092

NOTE 6: STOCK OPTION PLAN

In the first quarter of 2016, the Board approved and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 10,000,000 shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan. The Company also had approved 2005 and 2009 Plans covering 4,000,000 shares and 10,000,000 shares, respectively.

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

The weighted average assumptions made in calculating the fair values of options granted under the Plans during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Expected volatility	173.00%	146.77%
Expected dividend yield	–	–
Risk-free interest rate	2.43%	1.89%
Expected term (in years)	5	5

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value

Outstanding, January 1, 2018	17,515,001	0.39	4.43	$–
Granted	19,250,000	.05	5.00	–
Exercised	–
Cancelled	(11,015,001)
Outstanding, March 31, 2018	25,750,000	0.12	3.91	4,000
Options exercisable, March 31, 2018	25,750,000	0.12	3.91	$4,000

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2018 and 2017 was $0.05 and $0.03, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2018 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.04 closing price of the Company's common stock on March 31, 2018.

As of March 31, 2018, the fair value of unamortized compensation cost related to unvested stock option awards was $0.

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Expected volatility	0.00%	151.49%
Expected dividend yield	–	–
Risk-free interest rate	0.00%	151.49%
Expected term (in years)	0.00	5.00

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2018	11,814,167	$0.20	2.58	$–
Granted
Exercised
Cancelled	(540,000)
Outstanding, March 31, 2018	11,274,167	$0.19	2.50	–
Options warrants exercisable, March 31, 2018	11,274,167	$0.19	2.50	$–

NOTE 7: COMMITMENTS AND CONTINGENCIES

COMMITMENTS –

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

There are currently no minimum future rentals under non-cancelable lease commitments.

Rent and real estate tax expense was approximately $18,812 and $449,883 for the quarters ended March 31, 2018 and 2017, respectively.

Transactions with major customers

During the quarter ended March 31, 2018, two customers accounted for approximately 78% of revenues and for the year ended March 31, 2017, three customers accounted for all our revenues.

NOTE 8: SUBSEQUENT EVENTS

There are no subsequent events required to be disclosed in the Notes to Financial Statements through the date of the report, except as follows:

In May of 2018, the Company received two unsecured Convertible Promissory Notes totaling $250,000, which include 7,000,000 shares of common stock for the prepayment of interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2017 which includes our audited financial statements for the year ended December 31, 2017 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

Results of Operations

Quarter Ended March 31, 2018 versus Quarter Ended March 31, 2017

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	March 31, 2018	March 31, 2017
Revenue	$38,703	$81,787
Cost of Revenues	(61,117)	(96,292)
Gross (Loss)	(22,414)	(14,505)
Selling, General and Administrative Expenses	(891,004)	(1,679,335)
Loss from operations	(913,418)	(1,693,840)

We generated revenues of $38,703 in the first quarter of 2018 as compared to $81,787 in the same period for fiscal 2017, a change in revenues of $43,084. In 2018, we are seeking to implement several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

Cost of revenues was $61,117 or 157.9% of revenues in the first quarter of 2018 as compared to 96,292 or 117.7% of revenues in the same fiscal period of fiscal 2017. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross loss was $22,414 or 57.9% of revenues for the first quarter of 2018 as compared to $14,505 in the same fiscal period of 2017 or 17.7% of revenues. As revenues from the use of our technologies increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $891,049 for the first quarter of fiscal 2018 compared to $1,679,335 in the comparable period of the prior year, a decrease of approximately $788,331. Such operating cost reductions include payroll and related expenses, commissions, insurance, rents, fee payments to malls, professional (consulting) and public awareness fees. The corporation has been trimming expenses in order to shift its efforts in obtaining a new revenue stream. Our increased efforts in cutting expenses by streamlining staff has fueled the savings in salaries. The other major savings is in the reduction of our rent expense. With our change in revenue stream we no longer need access to the mall locations which has reduced our costs by close to two million dollars.

The net loss from operations for the first quarter of fiscal 2018 was $913,418 as compared to $1,693,840 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity network business.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $155,100 at March 31, 2018. Cash used in operating activities for the three months ended March 31, 2018 was $745,326. This resulted primarily from a net loss of $10,687,546, offset by stock based payments of $327,405 an increase in accounts receivable of $11,855, a decrease in prepaid expenses and other assets of $17,638, a decrease of accounts payable and accrued expenses of $7,799, the non-cash items of the change in fair value of derivative liabilities of $8,983,210, derivative expense of $244,906, the amortization of discount on convertible debt of $336,843, and stock, incentive expensed of $31,375. Net cash was provided by financing activities of $843,956 from the proceeds of the issuance of notes, net $898,500 for the quarter ended March 31, 2018.

The Company had cash and cash equivalents of $921,828 at March 31, 2017. Cash used in operating activities for the three months ended March 31, 2017 was $819,984. This resulted primarily from a net loss of $6,109,831, offset by stock based payments of $273,092, a decrease in accounts receivable of $80,927, a decrease in prepaid expenses and other assets of $20,033, an increase of accounts payable and accrued expenses of $96,418, and the non-cash items of the change in fair value of derivative liabilities of $462,193, derivative expense of $1,038,439, the loss on settlement of debt of $2,706,197, and amortization of debt discount of $641,363. Net cash was provided by financing activities of $1,703,944 from the sale of the Company's Common Stock for the quarter ended March 31, 2017 of $311,250, proceeds from the exercise of warrants of $95,834 and net proceeds from the issuance and extinguishment of notes of $1,300,000.

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

Recent Financings

In 2016 and 2017, we have completed various financings. See Item 5 under “Recent Sales of Unregistered Securities” in our Form 10-K for the fiscal year ended December 31, 2017.

2017 Loan Agreements and Certain Transactions

As of May 7, 2018, the Company has outstanding 206,825,600 shares of common stock, 850,588 shares of Series AAA preferred stock and $4,384,000 of convertible notes. The convertible notes consist of $4,234,000 of secured notes and $150,000 of unsecured notes.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2018 through March 31, 2018, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2018	Convertible notes and Common Stock	$1,000,00 in principal and 1,000,000 common shares	$1,000,000 received, $105,500 in commissions	Rule 506	Not applicable

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

MOBIQUITY TECHNOLOGIES, INC.

Date: May 15, 2018	By:	/s/ Dean L. Julia
Dean L. Julia,
Co-Principal Executive Officer

Date: May 15, 2018	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

