Form 10-Q
period 2018-06-30
Mobiquity Technologies, Inc.
filed 2018-08-09
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

COMMISSION FILE NUMBER: 000-51160

MOBIQUITY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-3427886
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

35 Torrington Lane
SHOREHAM, NY 11786

(Address of principal executive offices)

(516) 246-9422

(Registrant's telephone number)

_______________________________________________

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

Yes ☐    No ☒

As of July 24, 2018, the registrant had a total of 377,975,600 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOBIQUITY
TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$121,034	$56,470
Accounts receivable, net	221,960	18,576
Prepaid expenses and other current assets	11,700	17,638
Total Current Assets	354,694	92,684

Intangible assets, net	160	9,960

Other assets
Security deposit	9,900	11,275
Investment in corporate stock	7,560,000	–
Total Other Assets	7,569,900	11,275
Total Assets	$7,924,754	$113,919

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$420,189	$458,280
Accrued expenses	1,320,911	735,431
Derivative liability	11,119,717	666,123
Note payables-Bank	–	54,644
Convertible promissory notes, net	4,390,010	3,149,498
Total Current Liabilities	17,250,827	5,063,976

AAA Preferred Stock, $.0001 par value; 5,000,000 shares authorized 850,588 and 850,588 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	11,552,513	11,552,513

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 240,000 and 240,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	25	25
Common stock, $.0001 par value; 900,000,000 and 900,000,000 shares authorized; 377,975,600 and 199,375,600 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	37,810	19,850
Additional paid-in capital	60,531,589	44,776,029
Stock subscription	(260,000)	–
Accumulated deficit	(81,188,010)	(61,298,474)
Total Stockholders' Deficit	(20,878,586)	(16,502,570)
Total Liabilities and Stockholders' Deficit	$7,924,754	$113,919

See notes to condensed consolidated financial statements

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017

Revenues	$241,573	$100,204	$280,276	$181,991

Cost of Revenues	324,984	309,739	386,101	406,031

Gross Profit	(83,411)	(209,535)	(105,825)	(224,040)

Operating Expenses:
Selling, general and administrative	782,410	1,413,197	1,673,414	3,024,957
Total Operating Expenses	782,410	1,413,197	1,673,414	3,024,957

Loss from Operations	(865,821)	(1,622,732)	(1,779,239)	(3,248,997)

Other Income (Expense):
Interest expense	(928,121)	(758,107)	(1,474,133)	(1,891,235)
Gain/(Loss) on Derivative Instrument	(263,225)	1,006,309	(9,246,435)	1,284,031
Initial derivative expense	(314,822)	(181,265)	(559,728)	(1,284,704)
Gain/(Loss) on Settlement of Debt	–	–	–	(2,706,197)
Impairment of intangible assets	–	–	–	(12,127)
Loss on sale of company stock	(6,965,000)	–	(6,965,000)	–
Total Other Income (Expense)	(8,471,168)	66,937	(18,245,296)	(4,610,232)

Loss from continuing operations	(9,336,989)	$(1,555,795)	(20,024,535)	$(7,859,229)

Other Comprehensive Income	–	–	–	13,047
Unrealized gain on securities:
Unrealized holding gains arising during period	135,000	–	135,000	–
Discontinued operations
Loss from operations of discontinued entity	–	(13,113)	–	(244,298)

Net Comprehensive Loss	$(9,201,989)	$(1,568,908)	$(19,889,535)	$(8,090,480)

Net Loss Per Common Share:
Basic and Diluted	$(0.04)	$(0.01)	$(0.09)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic and Diluted	226,733,752	191,606,423	227,203,861	170,802,429

See notes to condensed consolidated financial statements

MOBIQUITY

TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30,	2018	2017

Cash Flows from Operating Activities:
Net loss	$(20,024,535)	$(7,859,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	–	6,451
Amortization - Intangible Assets	9,800	14,300
Amortization - Debt discount	874,443	1,363,013
Common stock issued for services	189,740	314,310
Common stock issued for interest	406,375	–
Loss on sale of company stock	6,965,000	–
Change in derivative instrument	9,246,435	(1,284,031)
Stock-based compensation	327,405	425,358
Initial derivative expense	559,728	1,284,704
Gain on settlement of debt	–	2,706,197
Loss on disposal of assets	–	12,241
Expenses paid from note	–	567,737
Changes in operating assets and liabilities:
Accounts receivable	(203,384)	(84,676)
Inventory	–	13,149
Prepaid expenses and other assets	7,313	48,461
Investment in corporate stock	(7,560,000)	–
Accounts payable	(38,092)	(163,310)
Accrued expenses and other current liabilities	137,872	361,064
Accrued interest	447,608	–
Total adjustments	11,370,243	5,584,968
Net Cash Used in Operating Activities	(8,654,292)	(2,274,261)
Net Cash Used in Operating Activities-discontinued operations	–	(244,298)

Cash Flows from Financing Activities:
Proceeds from the issuance of notes, net	1,273,500	1,735,000
Proceeds from issuance of common stock	460,000	311,250
Proceeds received from exercising warrants	–	95,834
Proceeds from the collection of stock subscription receivable	200,000	456,503
Stock subscription receivable	(260,000)	–
Cash received from bank loans	143,077	–
Cash paid on bank loans	(197,721)	–
Loss on sale of company stock	6,965,000	–
Net Cash Provided by Financing Activities	8,583,856	2,598,587

Net Increase (Decrease) in Cash and Cash Equivalents	64,564	80,028
Cash and Cash Equivalents, beginning of period	56,470	213,184
Change in foreign currency	–	13,047
Unrealized gain on securities	135,000	–
Cash and Cash Equivalents, end of period	$121,034	$306,259

Supplemental Disclosure Information:
Cash paid for interest	$5,000	$3,140
Cash paid for taxes	$–	$–

Non-cash Financing and Investing Activities:
Stock issued for interest	$406,375	$–
Original debt discount against derivative liabilities	$–	$1,600,000
Investment in corporate stock	$7,425,000	$–
Conversion of note and interest into AAA Preferred and Common Stock	$–	$12,791,476
Recognition of debt discount	$1,123,931	$294,939

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
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

GOING CONCERN - The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses from continued operations for the six months ended June 30, 2018 of $20,024,535. As of June 30, 2018, the Company has an accumulated deficit of $81,188,010. The Company has had negative cash flows from operating activities of $8,654,292, for the six months ended June 30, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts, of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc.

The Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2018 and 2017 and the Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2018, results of operations for the three months and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

ESTIMATES — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS — For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$–	$11,119,717	$11,119,717

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

Derivative Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 22 convertible notes issued totaling $4,609,000 which have a variable conversion price equal to 50% of the lowest volume weighted average price in the 30 days prior to conversion. The notes have maturity dates ranging from February 2, 2018 – October 21, 2018. The Company also has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 2,200,000 warrants which included a ratchet provision in the conversion price of $.05 as part of a conversion of preferred AAA shares, and 1,000,000 warrants which included a ratchet provision in the conversion price of $.055 as part of a placement fee related to a note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of June 30, 2018. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $9,246,435 and derivative expense of $559,728 during the six months ended June 30, 2018. As of June 30, 2018, the fair market value of the derivatives aggregated $11,119,717 using the following assumptions: estimated 0.1 to 4.1-year term, estimated volatility of 196.98% to 394.26%, and a discount rate of 0.00% to 2.09%.

CASH AND CASH EQUIVALENTS — The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of June 30, 2018, and December 31, 2017, the balances were $121,034 and $56,470, respectively.

CONCENTRATION OF CREDIT RISK — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. Our current receivables at June 30, 2018 are with five customers. One customer constitutes 82.79% of our sales.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of June 30, 2018, and December 31, 2017, the Company did not exceed FDIC limits.

REVENUE RECOGNITION — The Company recognized revenue on arrangements in accordance with FASB Codification Topic 606, Revenue from Contracts with Customers. Revenue represents amounts earned for data licensing arrangements consisting of flat fee, per use basis or revenue share. Licensee is sent data on a daily basis, has use of the data for a period of time based on the contract life between one month to one year.

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

MOBIQUITY NETWORKS — Revenue is recognized with the billing of an advertising contract or data sale. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. The second type of revenue is through the licensing of our data. Revenue from data can occur in two ways; the first is a direct feed, which is billed at the end of each month. The second way is through the purchasing of audience segments. When an audience segment is purchased, we bill the buyer upon delivery, which is usually 1-2 days for the order date.

ALLOWANCE FOR DOUBTFUL ACCOUNTS — Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of June 30, 2018, and December 31, 2017, allowance for doubtful accounts were $0 and $0, respectively.

 PROPERTY AND EQUIPMENT — Property and equipment are stated at cost. Depreciation is expensed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are being amortized using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease. The costs of additions and improvements, which substantially extend the useful life of a particular asset, are capitalized. Repair and maintenance costs are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the account and the gain or loss on disposition is reflected in operating income.

LONG LIVED ASSETS — Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company recognized no impairment losses for the period ended June 30, 2018.

PATENTS and TRADEMARKS — Patents and trademarks developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS — Advertising costs are expensed as incurred. For the quarter ended June 30, 2018 and for the year ended December 31, 2017, there were no advertising costs.

ACCOUNTING FOR STOCK BASED COMPENSATION — Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options for which vesting requirements will not be completed (“forfeitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 8 “Stock Option Plans” in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

BENEFICIAL CONVERSION FEATURES — Debt instruments that contain a beneficial conversion feature are recorded as deemed interest to the holders of the convertible debt instruments. The beneficial conversion is calculated as the difference between the fair values of the underlying common stock less the proceeds that have been received for the debt instrument limited to the value received.

INCOME TAXES — Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities for which income tax or tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets, if it is more likely than not, that all or some portion of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — Revenue from Contracts with Customers (Topic 606). The company adopted Revenue Recognition Standard, ASC 606 on January 1, 2018 and after for the recognition for our revenue policy.

We have completed our assessment of the impact under the new revenue standard on our condensed financial statements. Based on our assessment, we have concluded that our financial statements will not be materially impacted upon adoption.

NOTE 2: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 357,519,663 because they are anti-dilutive as a result of a net loss for the six months ended June 30, 2018.

NOTE 3: CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

Summary of Convertible Promissory Notes:

	June 30,	December 31,
	2018	2017
CAVU Notes, net	$100,000	$100,000
Berg Note	50,000	50,000
Secured and unsecured Notes net of discounts of $368,990 for June 30, 2018 and $234,502 for December 31, 2017	4,240,010	2,999,498
Total Debt	4,390,010	3,149,498
Current portion of debt	4,390,010	3,149,498
Long-term portion of debt	$–	$–

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

The Company's 10% Senior Secured Debt consists of 19 convertible notes issued totaling $4,234,000. These notes mature 6 months from the date of issuance, accrue interest at 10%, and had a base conversion price of $.05. As of June 30, 2018, the 10% Senior Secured Debt notes are in default for breach of covenants due to notes which have matured during the period not being settled. The default on these notes triggered an increase in the interest rate from 10% to 24% on the principal balance, a 9% late fee being charged on interest accrued, and a variable conversion price equal to 50% of the lowest volume weighted average price in the 30 days prior to conversion. On February 27, 2018 the Company reduced the base conversion price from $.05 to $.02. The Company accounted for this modification per ASC 470-50 "Modifications and Extinguishments". Due to the variable rate in effect from the default provisions of the 10% Senior Secured Debt notes this reduction in base conversion price had no material change on the value of the notes.

In the second quarter of 2018, the Company borrowed $375,000 from investors, including $125,000 from the Chairman of the Company. A total of 10,500,000 shares of common stock were issued as origination fees. The principal of the loans are due and payable the earlier of July 31, 2018 or upon the completion of a financing of at least $1,000,000.

A recap of the derivative liability is as follows:

Derivative Liability 2018
Beginning balance	$(666,123)
New Issuances	(559,728)
Discount on new issuances	(647,431)
Gain (Loss) on revaluation of derivative liability	(9,246,435)
Ending balance	$(11,119,717)

NOTE 4: STOCKHOLDERS’ (DEFICIT)

Shares issued for Original Interest Discount

During the quarter ended June 30, 2018, the Company issued 10,500,000 shares of common stock at a price per share between $0.04 and $0.05 for original issue discount on receipt of $375,000 in unsecured convertible promissory notes.

On June 20, 2018, the Company entered into a strategic investment transaction with Glen Eagles Acquisitions LP (“GEA”). As part of the strategic investment, the Company received 4,500,000 shares of Gopher Protocol Inc. common stock (traded in the OTC Market under the symbol “GOPH”) and cash in exchange for 150,000,000 shares of its restricted common stock. There was also an origination fee of 15,000,000 shares of its restricted common stock paid to GEA by the Company in connection with this transaction. There were no commissions or finder’s fees paid by the Company in connection with this transaction.

NOTE 5: STOCK-BASED COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight-line method for the cost of these awards.

The Company's results for the three-month period ended June 30, 2018 and 2017 include employee share-based compensation expense totaling $0.00 and $152,266, respectively. The Company's results for the six-month period ended June 30, 2018 and 2017 include employee share-based compensation expense totaling $327,405 and $425,358, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee stock-based compensation - option grants	$–	$152,266	$273,945	$302,858
Employee stock-based compensation - stock grants	–	–	–	11,500
Non-Employee stock-based compensation - option grants	–	–	53,460	–
Non-Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation-stock warrant	–	–	–	111,000
Total	$–	$152,266	$327,405	$425,358

NOTE 6: STOCK OPTION PLAN

In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 10,000,000 shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 "Stock Compensation", previously Revised SFAS No. 123 "Share-Based Payment" (“SFAS 123 (R)"). The fair values of these restricted stock awards are equal to the market value of the Company's stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data.

The weighted average assumptions made in calculating the fair values of options granted during the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Expected volatility	0.00%	0.00%	173.00%	146.77%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.00%	0.00%	2.43%	1.89%
Expected term (in years)	0	0	5.00	5.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2018	17,515,001	0.39	4.43	$–
Granted	19,250,000	0.05	4.50	577,500
Exercised
Cancelled & Expired	(11,615,001)

Outstanding, June 30, 2018	25,150,000	0.12	4.00	$599,500

Options exercisable, June 30, 2018	25,150,000	0.12	4.00	$599,500

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2018 and 2017 was $0.05 and $0.05, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2018 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.08 closing price of the Company's common stock on June 30, 2018.

As of June 30, 2018, the fair value of unamortized compensation cost related to unvested stock option awards is $0.00.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Expected volatility	0.00%	0.00%	0.00%	151.49%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	–	–	–	4.75

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2018	11,814,167	$0.20	2.58	$–
Granted	–	$–	–	–
Exercised	–	$–	–	–
Expired	(1,040,000)
Outstanding, June 30, 2018	10,774,167	$0.19	1.85	176,000
Warrants exercisable, June 30, 2018	10,774,167	$0.19	1.85	176,000

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

Rent and real estate tax expense was approximately $14,575 and $571,084 for the quarters ended June 30, 2018 and 2017, respectively, and approximately $33,387 and $1,053,619, respectively for the six months ended June 30, 2018 and 2017.

Transactions with major customers

During the quarter ended June 30, 2018, one customer accounted for approximately 88% of revenues. During the quarter ended June 30, 2017, two customers accounted for 100% of revenues. During the six months ended June 30, 2018, one customer accounted for approximately 82.79% of revenues. During the six months ended June 30, 2017, two customers accounted for 93.42% of revenues.

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

Revenue Recognition –The Company recognized revenue on arrangements in accordance with FASB Codification Topic 606, “Revenue from Contracts with Customers ” (“ASC Topic 606”). Under ASC Topic 606, revenue represents amounts earned for data licensing arrangements consisting of flat fee, per use basis or revenue share. Licensee is sent data on a daily basis, has use of data for a period of time based on the contract life between one month to one year. Revenue is recognized with the billing of an advertising contract or data sale. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. The second type of revenue is through the licensing of our data. Revenue from data can occur in two ways; the first is a direct feed, which is billed at the end of each month. The second way is through the purchasing of audience segments. When an audience segment is purchased, we bill the buyer upon delivery, which is usually 1-2 days for the order date.

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

As of April 2018, we had over 2,000,000 Places in our proprietary Places database, and we expect growth to over 4,000,000 Places by the fourth quarter of 2018, thus exponentially increasing the amount of data we collect. We have been able to steadily increase the number of locations available in our Places database using both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings. Management intends to hire additional sales personnel in the last six months of 2018 as working capital permits.

Results of Operations

Quarter Ended June 30, 2018 versus Quarter Ended June 30, 2017

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	June 30, 2018	June 30, 2017
Revenue	$241,573	$100,204
Cost of Revenues	(324,984)	(309,739)
Gross (Loss)	(83,411)	(209,535)
Selling, General and Administrative Expenses	(782,410)	(1,413,197)
Loss from operations	$(865,821)	$(1,622,732)

We generated revenues of $241,573 in the second quarter of 2018 as compared to $100,204 in the same period for fiscal 2017, a change in revenues of $141,369. In 2018, we are seeking to implement several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

Cost of revenues was $324,984 or 134.53% of revenues in the second quarter of 2018 as compared to $309,739 or 309.11% of revenues in the same fiscal period of fiscal 2017. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross loss was $83,411 or 34.53% of revenues for the second quarter of 2018 as compared to $209,535 in the same fiscal period of 2017 or 209.11% of revenues. As revenues from the use of our technologies increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $782,410 for the second quarter of fiscal 2018 compared to $1,413,197 in the comparable period of the prior year, a decrease of approximately $630,787. Such operating cost reductions include commissions, rents, fee payments to malls, professional (consulting) and public awareness fees. The corporation has been trimming expenses to shift its efforts in obtaining a new revenue stream. Our increased efforts in cutting expenses by streamlining staff has fueled the savings in salaries. The other major savings is in the reduction of our rent expense. With our change in revenue stream we no longer need access to the mall locations which has reduced our costs by close to two million dollars.

The net loss from operations for the second quarter of fiscal 2018 was $865,821 as compared to $1,622,732 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity network business.

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

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Six Months
	June 30, 2018	June 30, 2017
Revenues	$280,276	181,991
Cost of Revenues	(386,101)	(406,031)
Gross (Loss)	(105,825)	(224,040)
Selling, General and Administrative Expenses	(1,673,414)	(3,024,957)
Loss from operations	(1,779,239)	(3,248,997)

We generated revenues of $280,276 in the second quarter of 2018 as compared to $181,991 in the same period for fiscal 2017, a change in revenues of $98,285. In 2018, we are seeking to implement several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

Cost of revenues was $386,101 or 137.76% of revenues in the second quarter of 2018 as compared to 406,031 or 223.10% of revenues in the same fiscal period of fiscal 2017. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross loss was $105,825 or 37.76% of revenues for the second quarter of 2018 as compared to $224,040 in the same fiscal period of 2017 or 123.10% of revenues. As revenues from the use of our technologies increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $1,673,414 for the second quarter of fiscal 2018 compared to $3,024,957 in the comparable period of the prior year, a decrease of approximately $1,351,543. Such operating cost reductions include professional fees, fee payments to malls, professional (consulting) and public awareness fees. The corporation has been trimming expenses to shift its efforts in obtaining a new revenue stream. Our increased efforts in cutting expenses by streamlining staff has fueled the savings in salaries. The other major savings is in the reduction of our rent expense. With our change in revenue stream we no longer need access to the mall locations which has reduced our costs by close to two million dollars.

The net loss from operations for the second quarter of fiscal 2018 was $1,779,239 as compared to $3,248,997 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity network business.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $121,034 at June 30, 2018. Cash used in operating activities for the six months ended June 30, 2018 was $8,519,292. This resulted primarily from a net loss of $19,889,535 offset by stock-based compensation of $327,405 amortization of $9,800, increase in accounts receivable of $203,384 and an initial derivative expense of $559,728 and a change in derivatives of $9,246,435, increase in accrued interest of $447,608, increase in accrued expenses and other current liabilities of $137,872 and an increase in investment in other assets of $7,560,000. Cash flow from financing activities of $8,583,856 resulted from the proceeds from the issuance of notes of $1,273,500 and the loss on sale of company stock of $6,965,000, proceeds form the collection of stock subscription receivable of $200,000 and the increase in stock subscription receivable of $260,000.

The Company had cash and cash equivalents of $306,259 at June 30, 2017. Cash used in operating activities for the six months ended June 30, 2017 was $2,518,559. This resulted primarily from a net loss of $8,103,527 offset by stock-based compensation of $425,358 depreciation and amortization of $20,956, increase in accounts receivable of $84,676 and a decrease in Inventory of $13,149 and an initial derivative expense of $1,284,707 and a change in derivatives of $1,284,031, gain on settlement of debt $2,706,197, decrease in prepaid expenses and other assets of $48,461 and an increase of accounts payable and accrued expenses of $198,476. Cash flow from financing activities of $2,598,587 resulted from the proceeds from the issuance of notes of $1,735,000 and the issuance of the Company’s common stock for $311,250 and the exercise of warrants and the collection of stock subscription receivable of $456,503.

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

Acquisition of Gopher Protocol Common Stock

On June 21, 2018, the Company entered into a strategic investment transaction with Glen Eagles Acquisitions LP (“GEA”). As part of the strategic investment, the Company received 4,500,000 shares of Gopher Protocol Inc. common stock (traded in the OTC Market under the symbol “GOPH”) and cash in exchange for 150,000,000 shares of its restricted common stock. There was also an origination fee of 15,000,000 shares of its restricted common stock paid to GEA by the Company in connection with this transaction. There were no commissions or finder’s fees paid by the Company in connection with this transaction. The acquisition of Gopher Protocol common stock may result in the Company being considered a transient investment company. It is the Company’s intention to utilize the Gopher Protocol common stock, subject to compliance with all applicable securities laws, for acquisitions, retiring secured and unsecured debt and/or working capital. There can be no assurances given that the Gopher Protocol common stock will have sufficient liquidity for our intended purposes or that one or more acquisitions will be completed on terms satisfactory to the Company, if at all.

2017 Loan Agreements and Certain Transactions

As of July 24, 2018, the Company has outstanding 377,975,600 shares of common stock, 240,000 of preferred stock and 850,588 shares of Series AAA preferred stock and $4,759,000 of convertible notes. The convertible notes consist of $4,234,000 of secured notes and $525,000 of unsecured notes.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2018 through June 30, 2018, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – June 2018	Convertible notes and Common Stock	$1,375,00 in principal and 11,500,000 common shares	$1,375,000 received, $105,500 in commissions	Rule 506	Not applicable

In the six months ended June 30, 2018, there were no repurchases by the Company of its Common Stock.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: August 9, 2018	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: August 9, 2018	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

