Form 10-Q
period 2018-09-30
Mobiquity Technologies, Inc.
filed 2018-11-09
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit such file).

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

Yes ☐    No ☒

As of October 28, 2018, the registrant had a total of 400,443,266 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOBIQUITY
TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	Unaudited	Audited
Assets

Current Assets:
Cash and cash equivalents	$185,574	$56,470
Accounts receivable, net	101,905	18,576
Prepaid expenses and other current assets	11,700	17,638
Total Current Assets	299,179	92,684

Intangible assets, net	–	9,960

Other assets
Security deposit	–	11,275
Investment in corporate stock	13,717,000	–
Total Other Assets	13,717,000	11,275
Total Assets	$14,016,179	$113,919

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$317,654	$458,280
Accrued expenses	1,659,492	735,431
Derivative liability	10,375,228	666,123
Note payables-Bank	–	54,644
Convertible promissory notes, net	4,811,523	3,149,498
Total Current Liabilities	17,163,897	5,063,976

AAA Preferred Stock, $.0001 par value; 5,000,000 shares authorized 850,588 and 850,588 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	11,552,513	11,552,513

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, 240,000 and 240,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	25	25
AAAA Preferred Stock, $.0001 par value; 1,250 shares authorized, 1,000 and zero shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10,000	–
Common stock, $.0001 par value; 900,000,000 and 900,000,000 shares authorized; 393,858,933 and 199,375,600 shares issued and outstanding at September 30, 2018, and December 31, 2017, respectively	39,398	19,850
Additional paid-in capital	73,358,542	44,776,029
Accumulated deficit	(88,108,196)	(61,298,474)
Total Stockholders' Deficit	(14,700,231)	(16,502,570)
Total Liabilities and Stockholders' Deficit	$14,016,179	$113,919

See notes to condensed consolidated financial statements.

MOBIQUITY

TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2018	2017	2018	2017

Revenues	$173,441	$202,020	$453,717	$384,011

Cost of Revenues	156,995	154,124	543,096	560,155

Gross Profit	16,446	47,896	(89,379)	(176,144)

Operating Expenses:
Selling, general and administrative	3,018,732	791,600	4,692,146	3,816,557
Total Operating Expenses	3,018,732	791,600	4,692,146	3,816,557

Loss from Operations	(3,002,286)	(743,704)	(4,781,525)	(3,992,701)

Other Income (Expense):
Interest expense	(706,056)	(761,691)	(2,180,189)	(2,652,927)
Gain/(Loss) on Derivative Instrument	744,489	1,608,259	(8,501,946)	2,892,290
Initial derivative expense	–	–	(559,728)	(1,284,704)
Gain/(Loss) on Settlement of Debt	–	(960,177)	–	(3,666,374)
Impairment of intangible assets	–	–	–	(12,127)
Loss on sale of company stock	(133,333)	–	(7,098,333)	–
Total Other Income (Expense)	(94,900)	(113,609)	(18,340,196)	(4,723,842)

Loss from continuing operations	(3,097,186)	$(857,313)	(23,121,721)	$(8,716,543)

Other Comprehensive Income	–	–	–	13,047
Unrealized holding gains arising during period	(3,823,000)	–	(3,688,000)	–
Discontinued operations
Loss from operations of discontinued entity	–	7,053	–	(237,244)

Net Comprehensive Loss	$(6,920,186)	$(850,260)	$(26,809,721)	$(8,940,740)

Net Loss Per Common Share:
Basic and Diluted	$(0.02)	$(0.00)	$(0.10)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic and Diluted	381,683,665	192,860,824	269,878,347	178,527,374

See notes to condensed consolidated financial statements.

   MOBIQUITY

     TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30,	2018	2017

Cash Flows from Operating Activities:
Net loss	$(23,121,721)	$(8,716,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	–	2,994
Amortization - Intangible Assets	9,960	14,700
Amortization - Debt discount	287,025	2,061,307
Change in derivative instrument	8,501,946	(2,892,291)
Stock-based compensation	1,762,613	516,629
Initial derivative expense	559,728	1,284,704
Gain on settlement of debt	–	3,666,374
Loss on disposal of assets	–	12,241
Expenses paid from note	–	567,737
Changes in operating assets and liabilities:
Accounts receivable	(83,329)	(205,026)
Prepaid expenses and other assets	17,213	(7,654)
Investment in corporate stock	(17,405,000)	–
Accounts payable	(140,627)	(123,198)
Accrued expenses and other current liabilities	191,959	(121,332)
Accrued interest	732,102	471,637
Total adjustments	(5,566,410)	5,248,822
Net Cash Used in Operating Activities	(28,688,131)	(3,467,721)
Net Cash Used in Operating Activities-discontinued operations	–	(237,245)

Cash Flows from Financing Activities:
Convertible notes issued for cash, net	1,349,431	2,378,000
Common stock issued for cash, net	275,000	–
Common stock issued for services	1,204,740	314,310
Common stock issued for interest	406,375	–
Purchase of common stock	14,850,000	311,250
Proceeds received from exercising warrants	–	95,834
Cash paid for accrued interest	–	(3,140)
Proceeds from the collection of stock subscription receivable	–	456,503
Cash received from bank loans	209,229	–
Cash paid on bank loans	(263,873)	–
Loss on sale of company stock	7,098,333	–
Net Cash Provided by Financing Activities	25,129,235	3,552,757

Net Increase (Decrease) in Cash and Cash Equivalents	(3,558,896)	(152,209)
Cash and Cash Equivalents, beginning of period	56,470	193,934
Unrealized loss on securities	3,688,000	–
Cash and Cash Equivalents, end of period	$185,574	$41,725

Supplemental Disclosure Information:
Cash paid for interest	$5,000	$–
Cash paid for taxes	$–	$–

Non-cash Financing and Investing Activities:
Stock issued for interest	$–	$–
Original debt discount against derivative liabilities	$–	$–
Investment in corporate stock	$17,405,000	$–
Conversion of note and interest into AAA Preferred and Common Stock	$–	$2,706,196
Extinguishment of convertible promissory notes	$–	$960,178
Recognition of debt discount	$287,025	$–

See notes to condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS — On September 10, 2013, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. “the Company” or “Mobiquity”). We operate through a wholly-owned U.S. subsidiary, named, Mobiquity Networks, Inc. Mobiquity Networks owns 100% of Mobiquity Wireless S.L.U., a company incorporated in Spain. This corporation had an office in Spain to support our U.S. operations, which office was closed in the fourth quarter of 2016. Ace Marketing, its legacy marketing and promotions business was successfully sold on October 1, 2017, allowing us to focus our full attention to Mobiquity Networks.

Mobiquity Technologies, Inc., a New York corporation (the “Company”), is the parent company of its operating subsidiary; Mobiquity Networks, Inc. (“Mobiquity Networks”). The Company’s wholly-owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a mobile first, next generation, Software-as-a-Service (SaaS) platform for data and advertising. The Company provides precise mobile location data and insights on consumer’s real-world behavior on a single platform that’s easy to use and includes all the necessary features and tools required to run a successful mobile ad campaign. Our goal is to help advertisers deliver the right message to the right person at the right time more efficiently and effectively than ever before . Mobiquity Networks is seeking to implement several new revenue streams from its data collection and analysis, including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

GOING CONCERN - The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company's continued existence is dependent upon the Company's ability to obtain additional debt and/or equity financing to advance its new technology revenue stream. The Company has incurred losses from continued operations for the nine months ended September 30, 2018 of $23,121,721. As of September 30, 2018, the Company has an accumulated deficit of $88,108,196. The Company has had negative cash flows from operating activities of $28,688,131, for the nine months ended September 30, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts, of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc.

The Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2018 and 2017 and the Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2018, results of operations for the three months and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Financial Statements.

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

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$–	$9,453,401	$9,453,401

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

Derivative Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 18 convertible notes issued totaling $3,609,000 which included a ratchet provision in the conversion price of $0.02 or $0.30 or $0.035 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes have maturity dates ranging from February 11, 2018 –July 31, 2018. The Company also has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 3,200,000 warrants which included a ratchet provision in the conversion price of $0.50 as part of a conversion of preferred AAA shares, and 1,000,000 warrants which included a ratchet provision in the conversion price of $0.055 as part of a placement fee related to a note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of September 30, 2018. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $8,501,946 and derivative expense of $559,728 during the nine months ended September 30, 2018. As of September 30, 2018, the fair market value of the derivatives aggregated $10,375,228 using the following assumptions: estimated 0.08 to 4.8-year term, estimated volatility of 163.71% to 394.26%, and a discount rate of 0.00% to 2.63%.

CASH AND CASH EQUIVALENTS — The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of September 30, 2018, and December 31, 2017, the balances were $185,574 and $56,470, respectively.

CONCENTRATION OF CREDIT RISK — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. Our current receivables at September 30, 2018 are with seven customers. Two customers constitute 83% of our sales.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of September 30, 2018, and December 31, 2017, the Company did not exceed FDIC limits.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS — Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of September 30, 2018, and December 31, 2017, allowance for doubtful accounts were $0 and $0, respectively.

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

LONG LIVED ASSETS — Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company recognized no impairment losses for the period ended September 30, 2018.

PATENTS and TRADEMARKS — Patents and trademarks developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS — Advertising costs are expensed as incurred. For the quarter ended September 30, 2018 and for the year ended December 31, 2017, there were no advertising costs.

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

NOTE 2: LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share gives effect to stock options and warrants, which are considered to be dilutive common stock equivalents. Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 372,553,914 because they are anti-dilutive as a result of a net loss for the nine months ended September 30, 2018.

NOTE 3: CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

Summary of Convertible Promissory Notes:

	September 30,	December 31,
	2018	2017
CAVU Notes, net	$100,000	$100,000
Berg Note	50,000	50,000
Secured and unsecured Notes net of discounts of $52,523 for September 30, 2018 and $234,502 for December 31, 2017	4,731,523	2,999,498
Total Debt	4,881,523	3,149,498
Current portion of debt	4,881,523	3,149,498
Long-term portion of debt	$–	$–

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

The Company's 10% Senior Secured Debt consists of 19 convertible notes issued totaling $4,234,000. These notes mature 6 months from the date of issuance, accrue interest at 10%, and had a base conversion price of $0.05. As of September 30, 2018, the 10% Senior Secured Debt notes are in default for breach of covenants due to notes which have matured during the period not being settled. The default on these notes triggered an increase in the interest rate from 10% to 24% on the principal balance, a 9% late fee being charged on interest accrued, and a variable conversion price equal to 50% of the lowest volume weighted average price in the 30 days prior to conversion. On February 27, 2018 the Company reduced the base conversion price from $0.05 to $0.02. The Company accounted for this modification per ASC 470-50 "Modifications and Extinguishments". Due to the variable rate in effect from the default provisions of the 10% Senior Secured Debt notes this reduction in base conversion price had no material change on the value of the notes.

In the second quarter of 2018, the Company borrowed $375,000 from investors, including $125,000 from the Chairman of the Company. A total of 10,500,000 shares of common stock were issued as origination fees. The principal of the loans are due and payable the earlier of July 31, 2018 or upon the completion of a financing of at least $1,000,000. The notes are in default for breach of covenants due to the notes which have matured during the period not being settled.

A recap of the derivative liability is as follows:

Derivative Liability 2018
Beginning balance	$(666,123)
New Issuances	(559,728)
Discount on new issuances	(647,431)
Gain (Loss) on revaluation of derivative liability	(8,501,946)
Ending balance	$(10,375,228)

NOTE 4: STOCKHOLDERS’ (DEFICIT)

Shares issued for Original Interest Discount

During the quarter ended September 30, 2018, the Company issued 10,500,000 shares of common stock at a price per share between $0.04 and $0.05 for original issue discount on receipt of $375,000 in unsecured convertible promissory notes.

On September 20, 2018, the Company entered into a strategic investment transaction with Glen Eagles Acquisitions LP (“GEA”). As part of the strategic investment, the Company received 4,500,000 shares of Gopher Protocol Inc. common stock (traded in the OTC Market under the symbol “GOPH”) and cash in exchange for 150,000,000 shares of its restricted common stock. There was also an origination fee of 15,000,000 shares of its restricted common stock paid to GEA by the Company in connection with this transaction. There were no commissions or finder’s fees paid by the Company in connection with this transaction.

On September 4, 2018, Gopher Protocol Inc. (the “Gopher”) and the Company entered an Agreement (the “MOBQ Agreement”) pursuant to which the parties exchanged equity interest in each of the companies. In accordance with the Agreement, Gopher will receive 1,000 shares of the Company’s restricted Series AAAA Preferred Stock (the “the Company Preferred Stock”) in consideration of Gopher’s concurrent sale and issuance to the Company of 10,000,000 shares of Gopher’s restricted Common Stock (the “Gopher Common Stock”). The shares of Company Preferred Stock are convertible into an aggregate of up to 100,000,000 shares of the Company common stock (the “Company Common Stock”) and 150,000,000 common stock purchase warrants (the “Company Warrants”). The Company Warrants shall have a term of 5-years from the date of grant and shall be exercisable at a price of $0.12 per share and the shares of the Company Preferred Stock shall not be convertible into shares of the Company Common Stock and the Company Warrants shall not be contemporaneously granted until after the Company’s Board of Directors and stockholders shall have increased the authorized number of shares of the Company’s common stock to a number sufficient to accommodate a reserve in Gopher’s favor of 250,000,000 shares of the Company’s common stock. The Company Preferred Stock shall have immediate voting rights equal to the number of shares of the Company Common Stock into which they may be converted, not including the shares of the Company’s common stock underlying the Company Warrants (the “Company Warrant Shares”). A fee of 10,000,000 shares of the Company’s common stock and warrants to purchase 15,000,000 shares was issued in connection with the transaction. The closing occurred on September 4, 2018.

The Company agreed that for a period beginning immediately upon the six (6)-month anniversary of the date hereof and ending on the twenty-four (24)-month anniversary of the date hereof (the “Leak-Out Period”), The Company shall have the right to sell or otherwise transfer into the public markets on any given day up to 20,000 shares of Gopher Common Stock.  The Company may transfer all or a portion of the shares of Gopher Common Stock otherwise at any time, so long as the receiving party adheres to the above Leak-Out Period.

NOTE 5: STOCK-BASED COMPENSATION

Compensation costs related to share-based payment transactions, including employee stock options, are recognized in the financial statements utilizing the straight-line method for the cost of these awards.

The Company's results for the three-month period ended September 30, 2018 and 2017 include employee and investor share-based compensation expense totaling $1,435,208 and $91,271, respectively. The Company's results for the nine-month period ended September 30, 2018 and 2017 include employee share-based compensation expense totaling $1,762,613 and $516,629, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee stock-based compensation - option grants	$–	$92,171	$273,945	$394,129
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	–	–	53,460	11,500
Non-Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation-stock warrant	1,435,208	–	1,435,208	111,000
Total	$1,435,208	$92,171	$1,762,613	$516,629

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

The weighted average assumptions made in calculating the fair values of options granted during the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Expected volatility	0.00%	0.00%	0.00%	146.77%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.00%	0.00%	0.00%	1.89%
Expected term (in years)	–	–	–	5.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2018	17,515,001	0.39	4.43	$–
Granted	19,250,000	0.05	4.50	–
Exercised
Cancelled & Expired	(11,765,001)

Outstanding, September 30, 2018	25,000,000	0.12	4.03	$994,500

Options exercisable, September 30, 2018	25,000,000	0.12	4.03	$994,500

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $0.12 and $0.05, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2018 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.10 closing price of the Company's common stock on September 30, 2018.

As of September 30, 2018, the fair value of unamortized compensation cost related to unvested stock option awards is $0.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Expected volatility	158.00%	0.00%	158.00%	151.49%
Expected dividend yield	–	–	–	–
Risk-free interest rate	2.83%	0.00%	2.83%	1.88%
Expected term (in years)	5.00	–	5.00	4.75

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2018	11,814,167	$0.20	2.58	$–
Granted	–	$–	–	–
Exercised	–	$–	–	–
Expired	(1,040,000)
Outstanding, September 30, 2018	17,291,667	$0.15	3.60	304,000
Warrants exercisable, September 30, 2018	28,065,834	$0.15	3.60	304,000

NOTE 7: COMMITMENTS AND CONTINGENCIES

COMMITMENTS –

In March of 2014, we entered into a month-to-month lease agreement for approximately 400 square feet of office space located in Manhattan, NY at a monthly cost of $3,700. In May of 2015, we moved to a larger location with the same landlord on a month to month basis for $4,700 each month. In 2017 the Company is leasing on a month-to-month basis two fully furnished executive suites in Manhattan at a monthly cost of approximately $6,600. These executive suites are located at 85 Broadway, 16th Floor, Suites 16-035 and 16-040, New York, NY 10010. In July of 2018, we entered into a month-to-month agreement for office space located at 315 Hudson Street in Manhattan NY at a monthly cost of $3,000.

There are currently no minimum future rentals under non-cancelable lease commitments.

Rent and real estate tax expense was approximately $9,000 and $36,499 for the quarters ended September 30, 2018 and 2017, respectively, and approximately $42,387 and $1,090,118, respectively for the nine months ended September 30, 2018 and 2017.

Transactions with major customers

During the quarter ended September 30, 2018, two customers accounted for approximately 84% of revenues. During the quarter ended September 30, 2017, two customers accounted for 100% of revenues. During the nine months ended September 30, 2018, two customers accounted for approximately 86% of revenues. During the nine months ended September 30, 2017, two customers accounted for 96% of revenues.

NOTE 8: SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as follows:

In October of 2018, the Company received six equity subscription agreements totaling $800,000, which include 50% warrant coverage, at an exercise price of $0.12 with an expiration date of September 30, 2023.

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

Company Overview

The Company’s wholly-owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a mobile first, next generation, Software-as-a-Service (SaaS) platform for data and advertising. The Company provides precise mobile location data and insights on consumer’s real-world behavior on a single platform that’s easy to use and includes all the necessary features and tools required to run a successful mobile ad campaign. Our goal is to help advertisers deliver the right message to the right person at the right time more efficiently and effectively than ever before. Mobiquity Networks is seeking to implement several new revenue streams from its data collection and analysis, including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Fraud Prevention, Real Estate Planning, Financial Forecasting and Custom Research.

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

Revenue Recognition –The Company recognized revenue on arrangements in accordance with FASB Codification Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”). Under ASC Topic 606, revenue represents amounts earned for data licensing arrangements consisting of flat fee, per use basis or revenue share. Licensee is sent data on a daily basis, has use of data for a period of time based on the contract life between one month to one year. Revenue is recognized with the billing of an advertising contract or data sale. The customer signs a contract directly with us for an advertising campaign with mutually agreed upon term and is billed on the start date of the advertising campaign, which are normally in short duration periods. The second type of revenue is through the licensing of our data. Revenue from data can occur in two ways; the first is a direct feed, which is billed at the end of each month. The second way is through the purchasing of audience segments. When an audience segment is purchased, we bill the buyer upon delivery, which is usually 1-2 days for the order date.

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

Plan of Operation

Mobiquity Networks derives its revenue utilizing the revenue streams mentioned above. The majority of the products used to derive revenue for the Company are reliant on the collection of data. To achieve management’s revenue goals moving forward, we have developed a strategy to increase the two main driving forces behind our data collection. One strategy is to increase the total number of users we see on a monthly basis (“MAU”), and the second strategy is to increase the total number of locations (Places) available to see our MAU’s over the same time period. We are currently seeing approximately 65,000,000 unique mobile devices on a monthly basis. The ability to see and collect the data required from these unique devices comes from the installation of our proprietary Software Development Kit (SDK) into various mobile applications (Apps) or through a direct server-to-server data feed from our App partners. To continue to grow the total number of unique devices we can see on a monthly basis, we need to increase our App partnerships. We believe our unique offering to potential App partners gives us a competitive advantage over others in the industry. The task of partnering with Apps is handled internally by our business development team.

As of April 2018, we had over 2,000,000 Places in our proprietary Places database, and we expect growth to over 4,000,000 Places by the fourth quarter of 2018, thus exponentially increasing the amount of data we collect. We have been able to steadily increase the number of locations available in our Places database using both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings. Management intends to hire additional sales personnel in the last nine months of 2018 as working capital permits.

Results of Operations

Quarter Ended September 30, 2018 versus Quarter Ended September 30, 2017

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	September 30, 2018	September 30, 2017
Revenue	$173,441	$202,020
Cost of Revenues	156,995	154,124
Gross Income	16,446	47,896
Selling, General and Administrative Expenses	3,018,732	791,600
(Loss) from operations	$(3,002,286)	$(743,704)

We generated revenues of $173,441 in the third quarter of 2018 as compared to $202,020 in the same period for fiscal 2017, a change in revenues of $28,579. In 2018, we are seeking to implement several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research. We have been focusing less on data sales and more on our new ad serving platform business and anticipate significant revenue growth moving forward.

Cost of revenues was $156,995 or 90.5% of revenues in the third quarter of 2018 as compared to $154,124 or 76.3% of revenues in the same fiscal period of fiscal 2017. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income was $16,446 or 9.5% of revenues for the third quarter of 2018 as compared to $47,896 in the same fiscal period of 2017 or 23.7% of revenues. As revenues from the use of our technology’s increase, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $3,018,732 for the third quarter of fiscal 2018 compared to $791,600 in the comparable period of the prior year, an increase of approximately $2,227,132. Such operating cost increases include non-cash stock-based compensation of $1,343,937 and professional fees of $996,556. The corporation has been trimming expenses to shift its efforts in obtaining a new revenue stream. Our increased efforts in cutting expenses by streamlining staff has fueled the savings in salaries. The other major savings is in the reduction of our rent expense. With our change in revenue stream we no longer need access to the mall locations which has reduced our costs by close to two million dollars.

The net loss from operations for the third quarter of fiscal 2018 was $3,002,286 as compared to $743,704 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity network business.

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

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Nine Months
	September 30, 2018	September 30, 2017
Revenues	$453,717	384,011
Cost of Revenues	543,096	560,155
Gross (Loss)	(89,379)	(176,144)
Selling, General and Administrative Expenses	4,692,146	3,816,557
(Loss) from operations	(4,781,525)	(3,992,701)

We generated revenues of $453,717 in the first three quarters of 2018 as compared to $384,011 in the same period for fiscal 2017, a change in revenues of $69,706. In 2018, we are seeking to implement several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research. We have been focusing less on data sales and more on our new ad serving platform business and anticipate significant revenue growth moving forward.

Cost of revenues was $543,096 or 119.7% of revenues in the first three quarters of 2018 as compared to $560,155 or 145.9% of revenues in the same fiscal period of fiscal 2017. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross loss was $89,379 or 19.7% of revenues for the first three quarters of 2018 as compared to $176,144 in the same fiscal period of 2017 or 45.9% of revenues. As revenues from the use of our technology’s increase, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $4,692,146 for the first three quarters of fiscal 2018 compared to $3,816,557 in the comparable period of the prior year, an increase of approximately $875,589. Such operating cost increases include non-cash stock-based compensation of $1,245,984 and professional fees of $813,759. The corporation has been trimming expenses to shift its efforts in obtaining a new revenue stream. Our increased efforts in cutting expenses by streamlining staff has fueled the savings in salaries. The other major savings is in the reduction of our rent expense. With our change in revenue stream we no longer need access to the mall locations which has reduced our costs by close to two million dollars.

The net loss from operations for the first three quarters of fiscal 2018 was $4,781,525 as compared to $3,992,701 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity network business.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $185,574 at September 30, 2018. Cash used in operating activities for the nine months ended September 30, 2018 was $28,688,131 This resulted primarily from a net loss of $23,121,721 offset by stock based compensation of $1,762,613, amortization of $9,960, decrease in accounts receivable of $83,329 initial derivative expense of $559,728 and an amortization of debt discounts of $287,025 and a change in derivatives of $8,501,946, investment in corporate stock of $17,405,000, change in prepaid expenses and other assets of $17,213 and a change in of accounts payable and accrued expenses of $783,434. Cash flow from financing activities of $25,129,235 resulted from the proceeds from the issuance of the Company's convertible notes of $1,349,431 and the issuance of common stock $16,736,115, loss on sale of company stock $7,098,333, repayment of bank loans of $54,644.

The Company had cash and cash equivalents of $213,268 at September 30, 2017. Cash used in operating activities for the nine months ended September 30, 2017 was $3,390,656 This resulted primarily from a net loss of $8,953,788 offset by stock based compensation of $516,629, depreciation and amortization of $17,694, decrease in accounts receivable of $205,026 initial derivative expense of $1,284,704 and an amortization of debt discounts of $2,061,307 and a change in derivatives of $2,892,291, gain on settlement of debt $3,666,374, increase in prepaid expenses and other assets of $7,654 and an increase of accounts payable and accrued expenses of $227,107. Cash flow from financing activities of $3,238,447 resulted from the proceeds from the issuance of the Company's convertible notes of $2,378,000 and the issuance of common stock $311,250, proceeds received from the exercise of warrants $95,834 and the proceeds from the collection of stock subscription receivable of $456,503.

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

Acquisition of Gopher Protocol Common Stock

On September 21, 2018, the Company entered into a strategic investment transaction with Glen Eagles Acquisitions LP (“GEA”). As part of the strategic investment, the Company received 4,500,000 shares of Gopher Protocol Inc. common stock (traded in the OTC Market under the symbol “GOPH”) and cash in exchange for 150,000,000 shares of its restricted common stock. There was also an origination fee of 15,000,000 shares of its restricted common stock paid to GEA by the Company in connection with this transaction. There were no commissions or finder’s fees paid by the Company in connection with this transaction. The acquisition of Gopher Protocol common stock may result in the Company being considered a transient investment company. It is the Company’s intention to utilize the Gopher Protocol common stock, subject to compliance with all applicable securities laws, for acquisitions, retiring secured and unsecured debt and/or working capital. There can be no assurances given that the Gopher Protocol common stock will have sufficient liquidity for our intended purposes or that one or more acquisitions will be completed on terms satisfactory to the Company, if at all.

On September 4, 2018, Gopher Protocol Inc. (the “Gopher”) and the Company entered an Agreement (the “MOBQ Agreement”) pursuant to which the parties exchanged equity interest in each of the companies. In accordance with the Agreement, Gopher will receive 1,000 shares of the Company’s restricted Series AAAA Preferred Stock (the “\the Company Preferred Stock”) in consideration of Gopher’s concurrent sale and issuance to the Company of 10,000,000 shares of Gopher’s restricted Common Stock (the “Gopher Common Stock”). The shares of Company Preferred Stock are convertible into an aggregate of up to 100,000,000 shares of the Company common stock (the “Company Common Stock”) and 150,000,000 common stock purchase warrants (the “Company Warrants”). The Company Warrants shall have a term of 5-years from the date of grant and shall be exercisable at a price of $0.12 per share and the shares of the Company Preferred Stock shall not be convertible into shares of the Company Common Stock and the Company Warrants shall not be contemporaneously granted until after the Company’s Board of Directors and stockholders shall have increased the authorized number of shares of the Company’s common stock to a number sufficient to accommodate a reserve in Gopher’s favor of 250,000,000 shares of the Company’s common stock. The Company Preferred Stock shall have immediate voting rights equal to the number of shares of the Company Common Stock into which they may be converted, not including the shares of the Company’s common stock underlying the Company Warrants (the “Company Warrant Shares”). A fee of 10,000,000 shares of the Company’s common stock and warrants to purchase 15,000,000 shares was issued in connection with the transaction. The closing occurred on September 4, 2018.

The Company agreed that for a period beginning immediately upon the six (6)-month anniversary of the date hereof and ending on the twenty-four (24)-month anniversary of the date hereof (the “Leak-Out Period”), The Company shall have the right to sell or otherwise transfer into the public markets on any given day up to 20,000 shares of Gopher Common Stock. The Company may transfer all or a portion of the shares of Gopher Common Stock otherwise at any time, so long as the receiving party adheres to the above Leak-Out Period.

2017 Loan Agreements and Certain Transactions

As of September 30, 2018, the Company has outstanding 393,858,933 shares of common stock, 1,090,588 shares of Series AAA preferred stock, 1,000 shares of Series AAAA preferred stock and $4,829,000 of convertible notes. The convertible notes consist of $4,304,000 of secured notes and $525,000 of unsecured notes.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2018 through September 30, 2018, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – September 2018	Convertible notes and Common Stock	$1,375,00 in principal and 11,500,000 common shares	$1,375,000 received, $105,500 in commissions	Rule 506	Not applicable

Third Quarter 2018	Preferred Stock and Common Stock Warrants	1,000 preferred; 10,000,000 common and 15,000,000 warrants	10,000,000 Gopher Protocol Inc. common stock	Section 4(2)	Preferred, convertible into 100,000,000 common and 150,000,000 warrants, exercisable at $.12 per share

Third Quarter 2018	Common Stock	150,000,000 shares	$460,000 cash and 4,500,000 shares of Gopher Protocol common stock; 15,000 origination shares issued	Section 4(2)	N/A

In the nine months ended September 30, 2018, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed September 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Joint Venture Agreement with Atrium Enterprises Ltd. (6)
10.6	Agreement with Aon Consulting (6)
10.7	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.8	Office Lease for Garden City, NY (9)
10.9	Amendment to Employment Agreement – Dean L. Julia (11)
10.10	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.11	Convertible Promissory Note (12)
10.12	Registration Rights Agreement dated September 12, 2012 by and between the company and TCA (13)
10.13	Equity Agreement dated September 12, 2012 by and between the company and TCA (13)
10.14	Amendment to Dean L. Julia’s Employment Agreement (16)
10.15	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.16	Common Stock Purchase Agreement with Aspire Capital (18)
10.17	Termination of TCA Registration Rights Agreement and Equity Agreement (18)
10.18	Employment Agreement – Sean Trepeta (19)
10.19	Employment Agreement – Paul Bauersfeld (19)
10.20	Employment Agreement – Thomas Arnost (20)
10.21	December 2013 Agreement with Thomas Arnost modifying secured debt purchased by Arnost from TCA (19)
10.22	Letter Agreement dated December 9, 2014 with Thomas Arnost to extend expiration date of secured note to December 31, 2015 (19)
10.23	Letter Agreement dated July 8, 2013 with Thomas Arnost to provide letter of credit for $1,350,000 (19)
10.24	Letter Agreement dated July 8, 2013 with SNW Properties to provide letter of credit for $1,350,000 (19)
10.25	Letter Agreement dated December 15, 2014 with Carl E. Berg (19)
10.26	Separation Agreement with Michael D. Trepeta (24)
10.27	Form of convertible promissory note. (22)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements

14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (15)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Form of Class A Warrant (2)
99.3	Form of Class B Warrant (2)
99.4	Amendment to 2005 Plan (4)
99.5	Form of Class C Warrant (8)
99.6	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.7	Form of Class D Warrant (3)
99.8	Form of Class E Warrant (10)
99.9	Form of Class F Warrant (10)
99.10	Form of Class G Warrant (10)
99.11	Form of Class H Warrant (10)
99.12	Form of Class AA Warrant (11)
99.13	Form of Class BB Warrant (11)
99.14	Form of Class CC Warrant (19)
101.INS	XBRL Instance Document (*)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 18, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2006.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2006.
(9)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2011.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated September 14, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated September 15, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated September 6, 2013.
(15)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2013.
(16)	Incorporated by reference to Form 8-K filed September 6, 2013.
(17)	Incorporated by reference to Form 8-K filed September 11, 2013.
(18)	Incorporated by reference to Form 8-K filed April 1, 2014.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.
(20)	Incorporated by reference to Form 8-K dated December 2, 2014.
(21)	Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated March 1, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: November 8, 2018	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: November 8, 2018	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

