Form 10-K
period 2018-12-31
Mobiquity Technologies, Inc.
filed 2019-04-01
CIK 1084267

Table of Contents

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

As of June 30, 2018, the number of shares of Common Stock held by non-affiliates was approximately 164,106,615 shares based upon 377,975,600 shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $0.10 per share as of June 29, 2018) of the Company’s Common Stock was approximately $37,797,560.

The number of shares outstanding of the Registrant’s Common Stock, as of March 24, 2019, was 654,099,930.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2019 Annual Meeting of the Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

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

i

Item 1. Business

Introduction

Mobiquity Technologies, Inc., a New York corporation (the “Company”) owns 48% of Advangelists, LLC and manages the remaining 52% owned by Glen Eagles Acquisition LP. Accordingly, since Mobiquity is the sole manager and controls Advangelists, the results of operations of Advangelists are shown herein on a consolidated basis. The Company also owns 100% of Mobiquity Networks, Inc.

Advangelists Overview

Advangelists is a developer of advertising and marketing technology focused on the creation, automation, and maintenance of an advertising technology operating system (or ATOS).  Advangelists’ ATOS platform blends artificial intelligence (or AI) and machine learning (ML) based optimization technology for automatic ad serving that manages and runs digital advertising campaigns.

The ATOS platform:

•	creates an automated marketplace of advertisers and publishers on digital media outlets to host online auctions to facilitate the sale of ad time slots (known as digital real estate) targeted at users while engaged on their connected TV, computer or mobile device, and

•	gives advertisers the capability to understand and interact with their audiences and engage them in a meaningful way by the using ads in both image and video formats (known as rich media) to increase their customer base and foot traffic to their physical locations.

Advangelists’ marketplace engages with approximately 20 billion advertisement opportunities per day. Our sales and marketing strategy is focused on creating a de-fragmented operating system that makes it considerably more efficient and effective for advertisers and publishers to transact with each other. Our goal is to create a standardized and transparent medium.

Advangelists' technology is proprietary and has all been developed internally. We own all of our technology.

Users of the ATOS platform get access to benefits including among other things:

•	ease of set up

•	targeting features based on audience profiles and location through an in-house data management platform (or DMP),

•	support for all rich media creators’ ad tags,

•	machine learning and AI powered optimization delivering two to four times the average click through rate on ad links,

•	support for third-party trackers and Custom Scripts for MOAT analytics, IAS, and forensics to enable independent verification by advertisers for transparency,

•	detailed campaign wrap up reporting that gives a breakdown on publishers, categories, demonstrations, and devices to better understand advertisement campaign performance,

•	access to business intelligence via an analytics dashboard,

•	advanced ad targeting,

•	easy campaign uploading,

•	automated performance optimization,

•	real time reporting,

•	fraud prevention tools, and

•	24x7 support, along with guided managed services to enable users to rapidly harness and operate all the features of the ATOS platform.

Our ATOS platform includes:

•	Adserver,

•	Demand Side Platform,

•	Advertisement quality tools,

•	Analytics dashboard,

•	Avails Engine,

•	Advertisement prediction and delivery tools,

•	Supply quality tools,

•	Private market place tools,

•	Audience and location targeting,

•	Wrap up reports,

•	An Advertisement software development kit (or SDK), and

•	Prebid adaptor.

We expect to complete the following development project in the second quarter of 2019:

contextual targeting,

identity graph capabilities,

cookie syncing, and

the next version of our quality and security tools, among other things for our ATOS platform.

Plan of Operation

Mobiquity has hired several new sales and sales support individuals in the first quarter of 2019 to help generate additional revenue through the use of the Advangelists platform. Mobiquity’s sales team will focus on Advertising Agencies, Brands and publishers to help increase both supply and demand across the Advangelists platform. The Advangelists platform creates three revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s and Brands. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model, in which, the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, whereas the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists.

Government Regulation

There are not applicable federal or state regulation which apply to us and not to other businesses in general.

Competition

There are many small, medium and large enterprises companies competing in certain aspects of the advertising space that we operate in, although we are not aware of any other companies offering the same complete package we are offering.

Intellectual Property

Advangelists' technology is proprietary and has all been developed internally. We own all of our technology and protect it though trade secrets and each employee signing an agreement agreeing to keep the proprietary information confidential and assigning any improvements to the technology to Advangelists.

Mobiquity Networks Overview

The Company’s wholly-owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale location data and insights on consumer’s real-world behavior and trends for use in marketing and research. With its combined first party location data and other various exclusive data sets; Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis, utilizing multiple geo-location technologies. Mobiquity Networks is seeking to execute on several revenue streams from its data collection and analysis, including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

Mobiquity Networks

Mobiquity Revenue Streams

Mobiquity Networks is seeking to execute on several revenue streams from its data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research. as described below.

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

Use Cases for Mobiquity Audiences:

☐	Retrieve millions of existing geo-behavioral profiles based on visitation to specific locations, brands and retailers;

☐	Includes brand affinity, presumed, home/work and pathing into your audiences;

☐	Create custom audiences or use our standard taxonomy, such as: brand loyalist, in-market buyers, and consumers with in a defined zip code/DMAs

Data Licensing

Mobiquity’s Location Data Feed provides clients with millions of unique devices and billions of associated data points.

With location data feeds, clients have access to:

☐	Location data from tens of millions of devices;

☐	Scheduled feed by preference which can be real-time, daily or, monthly; and

☐	Includes data on operating system, timestamp, latitude, longitude and other relevant data.

Various Reports

Footfall, attribution and customized reports provide clients with a deeper understanding of consumer behaviors, store location performance, new store site selection and marketing strategy.

Reports include:

☐	Campaign effectiveness, was an action taken post campaign;

☐	Visit analysis and trends by time day, week and month;

☐	Distance traveled from presumed home/work to brand locations;

☐	Performance, trends, and comparisons of store locations;

☐	Dwell time and frequency comparisons by store locations;

☐	Competitive analysis; Brand A versus Brand B:

☐	Locations visited before and after the desired points of interest(“POI”); and

☐	Correlation between POIs visited and distance from other key locations

Real Estate

Mobiquity’s location data allows real estate companies to utilize foot traffic to make better business decisions.

☐	Traffic comparison to determine if a location fits the parameters for expansion or reduce;

☐	Obverse traffic patterns to determine building specs;

☐	Foot traffic to determine value; and

☐	Planning for municipalities.

Financial Forecasting

Mobiquity’s location data allows financial institutions to utilize visitation and traffic as a component to predict current and future revenue for the purpose of investing.

☐	Overall traffic

☐	Visitation to certain brands measured weekly, monthly, quarterly or annually

☐	Competitive analysis to measure brands within the same industry or sector; and

☐	Correlation between traffic and revenue.

About Mobiquity Networks

Mobiquity Networks is a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale location-based data and insights on consumer’s real-world behavior and trends for use in marketing and research. We provide accurate and precise location data on approximately fifty (50,000,000) million mobile devices to help marketers and researchers better understand consumer’s real-world behavior and trends. Our data is supplied directly from our app partners or direct server-to-serve feeds. Data provided by Mobiquity Networks is deterministic with a high degree of accuracy and precision.

Uniqueness of Mobiquity Networks’ data:

☐	Massive Scale: 50 million plus unique devices;

☐	Proprietary Places Database;
☐	Data Density: average 100 plus data points collected per user/day;

☐	Spatial Precision: 80% accurate within 20 meters;

☐	Verified Visits: frequency and dwell time to determine real consumer visits;

☐	Diverse Data: many app partners utilizing precise location; and

☐	Privacy Compliant.

Strategy

Mobiquity Networks derives its revenue utilizing the revenue streams mentioned above. All the products used to derive revenue for the Company are reliant on the collection of data. To achieve management’s revenue goals moving forward, we have developed a strategy to increase the two main driving forces behind our data collection. One strategy is to increase the total number of users we see on a monthly basis (“MAU”), and the second strategy is to increase the total number of locations (Places) available to see our MAU’s over the same time period. We are currently seeing over 50,000,000 unique mobile devices on a monthly basis. To continue to grow the total number of unique devices we can see on a monthly basis, we need to increase our partnerships. We believe our unique offering to potential partners gives us a competitive advantage over others in the industry. The task of partnering to increase MAU’s is handled internally by our business development team.

As of April 2019, we had approximately 5,000,000 Places in our proprietary Places database. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings.

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

Mobiquity Networks’ platform analyzes a combination of raw location signal when collecting mobile data to identify user patterns in densely populated urban areas, indoor specific locations or desired points of interest. This data is additionally analyzed and enriched with how often users visit specific locations, and how much time they spend at each location. The resulting combined contextual data ensures clients receive highly accurate insights into consumers’ offline behavior.

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

Mobiquity Networks’ unique approach to validating mobile device location produces extremely precise and accurate location data.

The Mobiquity Networks’ proprietary intelligence provides all the existing location manager functionality plus adds the following benefits:

☐	advanced location technology capabilities (such as always-on location services, enhanced accuracy, lower battery drain, and others);

☐	automatic venue recognition;

☐	access to physical address and venue map database; and

☐	a detailed location analytics.

Mobiquity Networks has assembled a comprehensive location database to convert geographical coordinates to a physical address in the real world. This database includes the street level venue storefronts and entrance for businesses in the U.S., addresses, building polygons, venue polygons, and other related points of interest information. Currently this database has over 5 million locations and continues to be populated thereby improving the platforms’ algorithm for user accuracy.

Utilizing massively parallel cluster computing and machine learning algorithms and technology, Mobiquity Networks processes user dwell-time and frequency of visitation data within all location signals available to segment highly targetable audiences for marketing and research. This data processing provides valuable, actionable geo-behavioral data for marketers, researchers and application publishers and made available through an automated platform.

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

Intellectual Property

In March 2013, we formed Mobiquity Networks and Mobiquity Wireless in Spain. Mobiquity Wireless then acquired the assets of our then licensor, FuturLink. These assets include, without limitation, the FuturLink technology which consists of patent applications, source codes and trademark(s). The patent applications acquired related to the hardware and associated process for identifying and acquiring connections to mobile devices and the process for delivering select content to users on an opt-in basis. We believe our acquisition of FuturLink’s technology and corresponding patent applications provided us with the flexibility and autonomy to improve, upgrade and integrate new ideas and cutting-edge technologies into our existing platform. This has allowed us to evolve as new technologies emerge. To date, we have been granted four patents and published several additional patents. We believe that our intellectual property is a valuable asset to us as we move forward with our technology platform.

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

Employees

As of March 30, 2019, we have 19 full time employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize several additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

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

Risks Relating to our Business

We can provide no assurance that Advangelists’ business will be able to maintain a competitive technology advantage in the future. Advangelists’ ability to generate revenues is based upon its proprietary intellectual property that we own and protect through trade secrets and agreements with our employees to maintain ownership of any improvements to our intellectual property. Advangelists’ ability to generate revenues now and in the future is based upon maintaining a competitive technology advantage over its competition. We can provide no assurances that we will be able to maintain a competitive technology advance in the future over our competitors, which have significantly more experience and are better capitalized than us.

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

Other Risks Relating To Our Business

We have a history of operating losses and may not in the future generate consistent revenues or profits. Since our inception, we have experienced a continued history of operating losses and an accumulated deficit of $127,232,553 at December 31, 2018. We have incurred net losses from continuing operations for the years ending December 31, 2018 and 2017 of $58,634,479 and $10,245,494, respectively. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. Our Mobiquity Network subsidiary has $718,930 and $385,628 in revenues from its operations for the years ended December 31, 2018 and 2017, respectively. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the future. This is particularly the case as we are shifting our business emphasis to focus on our Mobiquity Network business.

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

We cannot predict our future capital needs and we may not be able to secure additional financing. Between January 2013 and December 2018, we raised over $28 million in private equity and debt financing to support our transformation from an integrated marketing company to a technology company. Since we might be unable to generate recurring or predictable revenue or cash flow to fund our operations, we will likely need to seek additional (perhaps substantial) equity or debt financing even following this offering to provide the capital required to maintain or expand our operations. We may also need additional funding for developing products and services, increasing our sales and marketing capabilities and acquiring complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. We cannot predict our future capital needs with precision, and we may not be able to secure additional financing on terms satisfactory to us, if at all, which could lead to termination of our business.

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

Our principal stockholders, directors and executive officers have a material level of control over us, which could delay or prevent a change in our corporate control favored by our other stockholders. As of the date of this Form 10-K, our principal stockholders, directors and executive officers beneficially own, in the aggregate, more than 50% of our outstanding common stock. The interests of our current directors and executive officers may differ from the interests of other stockholders. As a result, these current directors and officers could have the ability to exercise material influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is presently utilizing the office space of its Chief Financial Officer as its principal executive office located at 35 Torrington Lane, Shoreham, NY 11786. The Company is leasing on a month-to-month basis a fully furnished executive suite in Manhattan at a monthly cost of approximately $9,000. The executive suite is located at 61 Broadway, 11th Floor, Suite 1105, New York, NY 10006.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings.

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

Quarters Ended	High	Low
March 31, 2018	$.05	$.02
June 30, 2018	.12	.03
September 30, 2018	.12	.04
December 31, 2018	.17	.08
March 31, 2017	.14	.05
June 30, 2017	.12	.07
September 30, 2017	.09	.03
December 31, 2017	.06	.02

The closing sales price on December 31, 2018 was $0.14 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

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

As of March 6, 2019, there were 175 holders of record of our common stock and 968 additional beneficial holders based upon a record date of December 31, 2018.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

(a) In fiscal 2017 and 2018, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

2017	Common Stock	9,002,164 shares	Interest and OID interest; No commissions paid	Section 4(2); Rule 506	Not applicable

2017	Common Stock	5,038,332 shares	Services rendered; No commissions paid	Section 4(2); Rule 506	Not applicable

2017	Common Stock	32,000,000 shares	AAA preferred stock converted into common stock and a like number of warrants	Section 3(a)(9)	Warrants exercisable at $.05 per share through December 31, 2019

2017	Common Stock	1,916,667 shares	$95,834 received from the exercise of warrants at $.05 per share; No commissions paid	Rule 506; Section 4(2)	Not applicable

First Quarter 2017	Common Stock	6,225,000 shares	$311,250 received; no commissions paid	Rule 506; Section 4(2)	Not applicable

2017	Preferred Stock	882,588 shares	Conversion of debt and interest on debt	Section 3(1)(9)	Preferred convertible into common stock at $.10 per share with 100% warrant coverage. Warrants exercisable at $.05 per share

2017	Convertible secured promissory notes	$3,384,000 of principal issued	$2,800,000 received; 11% compensation paid to broker/dealer	Rule 506; Section 4(2)	Convertible debt issued based upon an initial conversion price of $.05 per share which was subsequently lowered in 2018 to $.02 per share

2017	Common Stock	$489,602	Shares issued for interest on debt	Rule 506; Section 4(2)	Not applicable

2017	Common Stock	73,440,000 shares	Conversion of debt	Section 3(i)(9)	Not applicable

Jan. – September 2018	Convertible notes and Common Stock	$1,375,000 in principal and 11,500,000 common shares	$1,375,000 received, $105,500 in commissions	Rule 506	Not applicable

Third Quarter 2018	Preferred Stock and Common Stock Warrants	1,000 preferred; 10,000,000 common and 15,000,000 warrants	10,000,000 Gopher Protocol Inc. common stock	Section 4(2)	Preferred, convertible into 100,000,000 common and 150,000,000 warrants, exercisable at $.12 per share

Third Quarter 2018	Common Stock	150,000,000 shares	$460,000 cash and 4,500,000 shares of Gopher Protocol common stock; 15,000 origination shares issued		Section 4(2) N/A

Fourth Quarter 2018	Common stock	10,325,000 shares	Services rendered; No commissions paid		Not applicable

	Common stock	16,000,001 shares	Cash received $960,000		50 % Warrants coverage exercisable at $.12 to $.14 per share through September 30, 2023

	Common stock	20,000,000 shares	Conversion of AAAA Preferred stock to common		Converted 200 shares conversion to common at 100,000 per share of AAAA Preferred

	Common stock	158,632,999 shares	Note conversions		Converted secured notes plus interest and unsecured notes to common stock

	Preferred stock Series C	1,500 shares	Note conversion		Converted senior secured notes to Preferred Series C

RECENT PURCHASES OF SECURITIES

In 2017 and 2018, we have had no repurchases of our Common Stock.

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

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of customer relationships and non-compete agreements. Their useful lives range from 1.5 to 10 years. The Company’s indefinite-lived intangible assets consist of trade names.

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform impairment test prior to scheduled annual impairment tests.

The Company performed its annual fair value assessment at December 31, 2018 and 2017 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

Plan of Operation

Mobiquity has hired several new sales and sales support individuals in the first quarter of 2019 to help generate additional revenue through the use of the Advangelists platform. Mobiquity’s sales team will focus on Advertising Agencies, Brands and publishers to help increase both supply and demand across the Advangelists platform. The Advangelists platform creates three revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s and Brands. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model, in which, the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, whereas the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists.

Results of Operations

Year Ended December 31, 2018 versus Year Ended December 31, 2017

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31
	2018	2017
Revenue	$1,474,392	$385,628
Cost of Revenues	1,043,616	684,004
Gross (Loss)	430,776	(298,376)
Operating Expenses	17,257,867	4,908,934
Loss from operations	(16,827,091)	(5,207,310)
Net Loss	(58,510,729)	(10,245,493)
Net Loss from continuing operations	(0.18)	(0.06)
Net Loss per common Share	(0.18)	(0.05)
Weighted average common Shares outstanding	375,477,797	184,099,336

We generated revenues of $1,474,392 in fiscal 2018 compared to $385,628 in the same period for fiscal 2017, a change in revenues of $1,088,764. In 2019, we are seeking to implement several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

Cost of revenues was $1,043,616 or 70.8% of revenues in fiscal 2018 compared to $684,004 or 177.4% of revenues in the same fiscal period of fiscal 2017. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income (loss) was $430,776 for fiscal 2018 or 29.2% of net revenues compared to $(298,376) in the same fiscal period of 2017 or 77.4% of revenues. As revenues from the use of our technologies increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $17,257,867 for fiscal 2018 compared to $4,908,934 in the comparable period of the prior year. Such operating cost reductions include acquisition costs, payroll and related expenses, commissions, insurance, rents, fee payments to malls, professional (consulting) and public awareness fees. The corporation has been trimming expenses in order to shift its efforts in obtaining a new revenue stream. The other major savings is in the reduction of our rent expense. With our change in revenue stream we no longer need access to the mall locations which has reduced our costs by close to two million dollars.

The net loss for 2018 was $58,510,729 as compared to $10,245,493 for the comparable period of the prior year. The continuing operating loss is attributable to the acquisition of a entity and our focused efforts in creating the infrastructure required to move forward with our Mobiquity network business.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $624,338 at December 31, 2018. Cash used by operating activities for the year ended December 31, 2018 was $50,580,239. This resulted from a net loss of $58,510,729, partially offset by non-cash expenses, including depreciation and amortization of $42,866, stock-based compensation of $327,405, stock issued for services of $2,269,740, change in derivatives of $10,672,672, and warrant expense $24,176,958. Cash provided by financing activities of $67,633,006 was the result of issuance of notes for cash, proceeds from the issuance of common stock, notes converted to preferred stock, notes converted to common stock, issuance of preferred stock for note, preferred stock exchanged for common stock, sales of investments, and common stock issued in exchange for interest.

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

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2019 and beyond until cash flow from our proximity marketing operations become substantial.

Recent Financings

In 2018 and 2017, we have completed debt and equity various financings. See Item 5 under “Recent Sales of Unregistered Securities” and “Notes 4 and 5” in the Notes to Financial Statements.

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

Financial Statements and Supplementary Data

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth herein.

MOBIQUITY TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Mobiquity Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mobiquity Technologies, Inc. (the "Company") as of December 31, 2018, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 1, 2019

Mobiquity Technology, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

Assets
Current Assets
Cash and cash equivalents	$624,338	$56,470
Accounts receivable, net	2,479,363	18,576
Prepaid expenses and other current assets	11,700	17,638
Total Current Assets	3,115,401	92,684

Property and equipment, net	6,662	–

Intangibles assets, net	9,250,852	9,960

Other assets
Security deposits	9,000	11,275
Member's loan	131,649	–
Investment in corporate stock	4,284,444	–

Total Assets	$16,798,008	$113,919

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,255,437	$458,281
Accrued expenses	975,359	735,431
Note payables	150,000	204,644
Convertible notes payable	–	2,999,498
Derivative liability	–	666,123
Total Current Liabilities	2,380,796	5,063,977

Long term portion convertible notes, net	–	–

Total Liabilities	2,380,796	5,063,977

Stockholders' Deficit
AAA Preferred stock; 5,000,000 authorized; $0.0001 par value 1,090,588 and 850,588 shares issued and outstanding at December 31, 2018 and December 31, 2017	11,552,513	11,552,513
Preferred stock; 5,000,000 authorized; $0.0001 par value 0 and 240,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	–	25
AAAA Preferred Stock; $.0001 par value; 1,250 shares authorized 1,000 and zero shares issued and outstanding at December 31, 2018 and December 31, 2017	8,000	–
Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and zero issued and outstanding at December 31, 2018 and December 31, 2017	15,000	–
Common stock: 900,000,000 authorized; $0.0001 par value 629,066,933 and 198,375,600 shares issued and outstanding at December 31, 2018 and December 31, 2017	62,922	19,850
Additional paid in capital	129,223,402	44,776,029
Accumulated deficit	(127,108,103)	(61,298,475)
Total Stockholder’s Equity (Deficit)	2,086,641	(16,502,571)
Non-controlling interest	664,178	–
Total Liabilities and Stockholders' Equity	$16,798,008	$113,919

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2018	2017

Revenues-Service	$1,474,392	$385,628
	1,474,392	385,628

Cost of Revenues-Service	1,043,616	684,004
	1,043,616	684,004

Gross Profit (Loss)	430,776	(298,376)

Operating Expenses
Selling, general and administrative	17,257,867	4,908,934
Total Operating Expenses	17,257,867	4,908,934

Loss from operations	(16,827,091)	(5,207,310)

Other Income (Expenses)
Warrant expense	(2,354,458)	–
Interest Expense	(2,304,401)	(3,058,310)
Change in derivative liability	(8,905,784)	3,376,620
Initial derivative expense	(559,728)	(1,284,704)
Loss on settlement of debt	(10,603,942)	(4,071,789)
Gain / Loss on sale of Warrants	(2,222,500)	–
Gain / Loss sale of company stock	(14,732,825)	–
Total Other Income (Expense)	(41,683,638)	(5,038,183)

Loss from continuing operations	$(58,510,729)	$(10,245,493)

Other Comprehensive Income	–	13,047
Unrealized holding gains arising during period	(7,194,479)	–
Less net gain attributable to non-controlling interest	(113,880)	–

Discontinued operations:
(Loss) from operations of discontinued entity	–	(149,608)
Gain on sale of segment	–	278,720

Net Comprehensive Loss	$(65,819,088)	$(10,103,334)

Net Loss Per Common Share:
For continued operations	$(0.18)	$(0.06)
Basic and Diluted	$(0.18)	$(0.05)

Weighted Average Common Shares Outstanding
Basic and Diluted	375,477,797	184,099,336

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity

	AAAA Preferred Stock		Mezzanine Preferred Stock		Series C Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2016							240,000	$25
Common stock issued for warrants							–	–
Common stock issued in exchange for interest							–	–
Common stock issued for services							–	–
Common stock for conversion of debt							–	–
Purchase of common stock							–	–
Stock based compensation							–	–
Derivative conversions							–	–
Mezzanine shares							–	–
Default shares							–	–
Net Loss							–	–
Balance, at December 31, 2017	–	$–	850,588	$11,552,538	–	$–	240,000	$25
Preferred stock series C					1,500	$15,000	–	–
Common stock issued in exchange for interest							–	–
Common stock issued for services							–	–
Purchase of common stock							–	–
Stock based compensation							–	–
Exchange shares	1,000	10,000					–	–
Note conversion							–	–
AAAA preferred conversion	(200)	(2,000)					–	–
Warrant conversions							–	–
Warrants issued							–	–
Derivative conversions							–	–
Default shares			240,000				(240,000)	(25)
Net Loss							–
Balance, at December 31, 2018	800	$8,000	1,090,588	$11,552,538	1,500	$15,000	–	$–

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity (continued)

				Accumulated
			Additional	Other		Non	Total
	Common Stock		Paid-in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	interest	Deficit
Balance, at December 31, 2016	99,020,103	$9,913	$38,652,075	$(13,047)	$(51,182,093)		$(12,533,127)
Common stock issued for warrants	1,916,667	192	95,642		–		95,834
Common stock issued in exchange for interest	9,002,164	900	493,592	–	–		494,492
Common stock issued for services	5,038,332	504	405,950	–	–		406,454
Common stock for conversion of debt	73,440,000	7,344	3,664,656	–	–		3,672,000
Purchase of common stock	6,225,000	623	310,627	–	–		311,250
Stock based compensation	–	–	595,692	–	–		595,692
Derivative conversions	–	–	229,939	–	–		229,939
Mezzanine shares	3,200,000	320	301,180	–	–		301,500
Default shares	533,334	54	26,676	–	–		26,730
Net Loss	–	–	–	13,047	(10,116,381)		(10,103,334)
Balance, at December 31, 2017	198,375,600	$19,850	$44,776,029	$–	$(61,298,474)	$–	$(16,502,570)
Preferred stock series C	–	–	–	–	–		15,000
Common stock issued in exchange for interest	11,500,000	1,150	405,225				406,375
Common stock issued for services	24,725,000	2,472	2,267,268				2,269,740
Purchase of common stock	235,583,334	23,561	24,093,106				24,116,667
Stock based compensation			327,405				327,405
Exchange shares			9,970,000				9,980,000
Note conversion	108,632,999	10,864	10,194,677				10,205,541
AAAA preferred conversion	20,000,000	2,000	2,200,000				2,200,000
Warrant conversions	30,250,000	3,025	3,631,975				3,635,000
Warrants issued			20,578,626				20,578,626
Derivative conversions			10,779,066				10,779,066
Default shares			25				–
Net Loss					(65,810,329)	664,178	(65,146,151)
Balance, at December 31, 2018	629,066,933	$62,922	$129,223,402	$–	$(127,108,803)	$664,178	$2,864,699

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(58,510,729)	$(10,245,494)
Net gain - discontinued operations	–	129,113
	(58,510,729)	(10,116,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,967	2,994
Allowance for uncollectible receivables	80,600	–
Amortization- Intangible Assets	40,899	19,600
Amortization- Debt discount	234,502	2,338,155
Change in derivatives	10,672,672	(3,376,620)
Stock-based compensation	327,405	595,692
Warrant expense	24,176,958	–
Common stock issued for services	2,269,740	406,454
Stock incentives	–	63,255
Initial derivative expense	(559,728)	1,284,704
Disposal of assets	–	12,241
Gain on settlement of debt	–	4,071,790
Gain on sale of segment	–	(128,720)
Expenses paid from note	–	567,737

Changes in operating assets and liabilities
Accounts receivable	(2,541,387)	(18,576)
Prepaid expenses and other assets	8,213	7,851
Investment in corporate stock	(27,818,436)
Accounts payable	797,157	32,325
Accrued expenses and other current liabilities	320,834	12,906
Accrued interest	(80,906)	559,056
Total Adjustments	7,930,490	6,450,844
Net Cash in Operating activities	(50,580,239)	(3,665,537)
Net cash from operating activities - Discontinued operations	–	(72,359)

Cash Flows from Investing Activities
Purchase of property and equipment	(8,629)	–
Addition to Goodwill and Intangibles	(9,281,791)	–
Cash from investing activities - Discontinued operations	–	151,954
Net cash used in Investing Activities	(9,290,420)	151,954

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows (continued)

Cash Flows from Financing Activities
Proceeds from the issuance of notes, net	1,243,351	2,557,000
Proceeds from issuance of common stock	9,120,000	311,250
Proceeds received from exercising warrants	–	95,834
Cash paid for accrued interest	–	(3,140)
Proceeds from the collection of stock subscription receivable	–	456,503
Loss on sale of company stock	9,051,192	–
Loss on sale of investments	23,533,992	–
Notes converted to preferred stock	(2,997,500)	–
Common stock issued in exchange for interest	406,375	–
Notes converted to common	14,576,184	–
Preferred stock converted to common	2,224,999	–
Non-controlling interest	559,057	–
Issuance of preferred stock for investment	9,970,000	–
Cash received from bank notes	209,454	121,000
Cash paid on bank notes	(264,098)	(103,016)
Net Cash Provided by financing Activities	67,633,006	3,435,431

Net change in Cash and Cash Equivalents	7,762,347	(150,511)
Cash and Cash Equivalents, Beginning of period	56,470	193,934
Change in foreign currency	–	13,047
Unrealized holding loss on securities	(7,194,479)	–
Cash and Cash Equivalents, end of period	$624,338	$56,470

Supplemental Disclosure Information
Cash paid for interest	$5,681	$30,635
Cash paid for taxes	$–	$–

Non-cash Disclosures:
Common Stock Issued for interest	$406,375	$907,053
Discount on convertible notes	$–	$2,096,947
Conversion of notes and interest into AAA & AAAA Preferred and Common Stock	$5,609,000	$13,480,992

See notes to consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Merger

Mobiquity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glen Eagles Acquisition LP (“GEAL”) (which owns 165,000,000 shares of common stock of Mobiquity, equivalent to approximately 29.6% of the outstanding shares), AVNG Acquisition Sub, LLC (“Merger Sub”) and Advangelists, LLC (“Advangelists”) on November 20, 2018 which provided for Merger Sub to merge into Advangelists, with Advangelists as the surviving company following the merger. The description of the Merger Agreement in this Report and in the Previous 8-K is not complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached to this Report as Exhibit 2.1, the terms of which are incorporated herein by reference.

On December 6, 2018, Mobiquity and the other parties to the Merger Agreement entered into the First Amendment to Agreement and Plan of Merger (the “Amendment”) which amended the Merger Agreement as follows:

•	The number of warrants to purchase shares of Mobiquity’s common stock issuable as part of the merger consideration was changed from 90,000,000 shares to 107,753,750 shares, and the exercise price of the warrants was changed from $0.09 per share to $0.14 per share; and

•	The number of shares of Gopher Protocol Inc.’s common stock to be transferred by Mobiquity as part of the merger consideration changed from 11,111,111 to 9,209,722 shares.

Under the Merger Agreement and the Amendment, in consideration for the Merger:

•	Mobiquity issued warrants for 107,753,750 shares of Mobiquity common stock at an exercise price of $0.14 per share, and, subject to the vesting threshold described below, Mobiquity transferred 9,209,722 shares of Gopher Protocol, Inc. common stock, to the pre-merger Advangelists members. The Gopher common stock was unvested at the time of transfer subject to vesting in February 2019 only if Advangelists’ combined revenues for the months of December 2018 and January 2019 were at least $250,000. The vesting threshold was met.

•	GEAL paid the pre-merger Advangelists members $10 million in cash. $500,000 was paid at closing and $9,500,000 will be paid under a promissory note that was issued at closing, in 19 monthly installments of $500,000 each, commencing on January 6, 2019.

The foregoing descriptions of the Amendment and the warrants are not complete and are subject to, and qualified in its entirety by, (i) the full text of the Merger Agreement and the Amendment, which are denoted as Exhibit 2.1 and Exhibit 2.2 to this Report, and (ii) the full text of the warrants, the form of which is denoted as Exhibit 10.1 to this Report; the terms of both of which are incorporated into this Report by reference.

The transactions contemplated by the Merger Agreement were consummated on December 7, 2018 upon the filing of a Certificate of Merger by Advangelists. As a result of the merger, Mobiquity owns 48% and GEAL owns 52% of Advangelists; and Mobiquity is the sole manager of, and controls, Advangelists.

As a result of Mobiquity having 100% control over Advangelists ASC 810-10-05-3 states “that for LLCs with managing and non-managing members, a managing member is the functional equivalent of a general partner and a nonmanaging member is the functional equivalent of a limited partner. In this case, a reporting entity with an interest in an LLC (which is not a VIE) would likely apply the consolidation model for limited partnerships if the managing member has the right to make the significant operating and financial decisions of the LLC.” In This case Mobiquity has the right to make the significant operating and financial decisions of Advangelists resulting in consolidation of Advangelists. As a result, the Pro Forma’s are attached as if consolidated.

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

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc. and its 48% owned subsidiary, Advangelists, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$–	$–	$–	$–

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

Derivative Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 22 convertible notes issued totaling $4,234,000 which included a ratchet provision in the conversion price of $.02 or $.30 or $.035 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes have maturity dates ranging from February 11, 2018 –July 31, 2018. The Company also has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 3,200,000 warrants which included a ratchet provision in the conversion price of $.50 as part of a conversion of preferred AAA shares, and 1,000,000 warrants which included a ratchet provision in the conversion price of $.055 as part of a placement fee related to a note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. All notes were extinguished on November 30, 2018 ending the derivative functions due to sequencing under ASC 815-40. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2018. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $8,299,622 and derivative expense of $509,729 during the year ended December 31, 2018. As of December 31, 2018, the fair market value of the derivatives aggregated $0 using the following assumptions: estimated 0.08 to 4.8-year term, estimated volatility of 163.71% to 394.26%, and a discount rate of 0.00% to 2.83%.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of December 31, 2018, and 2017, the balances are $624,338 and $56,470, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. Our current receivables at December 31, 2018 consist of 57% held by five of our largest customers, two of the customer’s account for 52% of our receivables. Our December 31, 2017 receivables are all with two customers that constitute 75.44% of our sales. Customer A percentage of sales was 42.28% and customer B was 33.16%.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of December 31, 2018, and 2017, the Company exceeded FDIC limits by $374,338 and $0, respectively.

REVENUE RECOGNITION – The Company recognized revenue on arrangements in accordance with FASB Codification Topic 606, Revenue from Contracts with Customers. Revenue represents amounts earned for data licensing arrangements consisting of flat fee, per use basis or revenue share. Licensee is sent data on a daily basis, has use of the data for a period of time based on the contract life between one month to one year.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2018 and 2017, allowance for doubtful accounts were $80,600 and $0, respectively.

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

LONG LIVED ASSETS - Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company recognized no impairment losses for the period ended December 31, 2018.

PATENTS and TRADEMARKS - Patents and trademarks developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the years ended December 31, 2018 and 2017, there were advertising costs of $1,453 and $0, respectively.

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

NET LOSS PER SHARE - Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 109,392,440 and 110,453,240 because they are anti-dilutive, as a result of a net loss for the years ended December 31, 2018 and 2017, respectively.

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

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at December 31:

	USEFUL LIVES	2018	2017

Furniture and Fixtures	3 or 5 years	$8,629	$55,702
		8,629	55,702
Less Accumulated Depreciation		1,967	55,702
		$6,662	$–

Depreciation expense from continuing operations for the years ended December 31, 2018 and 2017 was $1,967 and $2,994, respectively. No deposition or impairment of assets during 2018. No impairment loss was recorded for December 31, 2017.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

On December 6, 2018, the Company acquired a 48% interest in Advangelists, LLC. (“Advangelists) for $10,000,000 in consideration. As consideration for the 48% interest, the Company transferred 9,209,722 shares, including additional 1,901,389 shares for consultants of the common shares of Gopher Protocol Inc.’s common stock (trading under the symbol “GOPH”) to Advangelists as well as issuing 107,753,750 shares, including an additional 22,246,250 for consultants for ten-year warrants to purchase shares of the Company’s common stock at a strike price of $0.14 per share. As of the date of the closing, GOPH price per share in the public markets was $0.346, or a total value on the GOPH Shares transferred of $3,844,444. Additionally, the Company performed a Black Scholes calculation and determined the value of the 130,000,000 warrants issued was $18,200,000. As a result of the transfer of the GOPH to the Advangelists Sellers, the Company record a loss on the sale of the GOPH stock of $5,681,633.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Value of the GOPH shares	$3,844,444
Value of the warrants issued	18,200,000

Total value of consideration paid	$22,044,444
Purchase price	10,000,000
Excess purchase price	$12,044,444

The excess purchase price of $12,444,444 was immediately expensed is reflected as “acquisition expense” on the Company’s Statements of Operations for the period ended December 31, 2018

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration Paid:
Common stock, 9,209,722 shares of GOPH shares transferred to the Seller	$3,844,444
Value of 107,753,750 Company warrants, net of $12,044,444, expensed	6,155,556
Fair value of total consideration	$10,000,000

Recognized amount of identifiable assets acquired, and liabilities assumed:
Financial assets:
Cash and cash equivalents	$332,451
Accounts receivables, net	2,287,382
Accounts, receivable other	131,649
Property and equipment, net	5,819
Intangible assets(a)	1,856,358
Non-controlling interest	(778,059)
Accounts payable and accrued liabilities	(1,261,033)
Total identifiable net assets	2,574,567
Goodwill	7,425,433
$10,000,000

Intangible assets, net, consist of the following at December 31:

	USEFUL LIVES	2018	2017

Intellectual property	5 years	$–	$98,000
Customer relationships	1-5 years	1,856,358	98,000
Less Accumulated Amortization		(40,889)	(88,040)
		$1,815,469	$9,960

Future amortization, for the years ending December 31, is as follows:

2019	$371,271
2020	371,271
Thereafter	1,072,927
$1,815,469

Amortization expense from continuing operations for the years ended December 31, 2018 and 2017 was $40,899 and $19,600, respectively.

NOTE 4: CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

Summary of Convertible Promissory Notes:

	2018	2017
CAVU Notes, net	$100,000	$100,000
Berg Notes (a)	50,000	50,000

Secured Notes (b) net of discounts of $0 for 2018 and $234,502 for 2017	–	2,999,498
Total Debt	150,000	3,149,498
Current portion of debt	150,000	3,149,498
Long-term portion of debt	$–	$–

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date.

(b)	On February 28, 2017, the Company entered into an agreement with two non-affiliated persons to provide $1.6 million of short term secured debt financing in three monthly tranches. The Company will issue in connection with each tranche, a six-month secured convertible promissory note. In connection with this transaction, the Company agreed to issue an origination fee of 3,200,000 warrants. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction. In August, September and October 2017, the noteholders exchanged their $1,600,000 of notes that were coming due in August through October 2017 plus a 30% premium and accrued interest for new six-month notes in the principal amount of $2,184,000. As additional consideration for the exchange, the Company issued 533,334 shares of common stock..

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

In the first quarter of 2018, the Company entered into agreements to provide $1,000,000 of short term secured debt financing in four monthly tranches. Dr. Gene Salkind made these investments and he would become a director of the Company on January 1, 2019. The Company will issue in connection with each tranche, a six-month secured convertible promissory note. In connection with this transaction, the Company agreed to issue an origination fee of 1,000,000 shares of restricted common stock. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction. Each of these new notes are on the terms of the Company's 10% Senior Secured debt.

In the second quarter of 2018, the Company borrowed $375,000, including $125,000 from Thomas Arnost, Chairman, and $250,000 from two non-affiliated persons. The investors received 3,500,000 shares of common stock each as an origination fee and in lieu of interest.

A recap of the derivative instruments is as follows:

Derivative Liability 2018
Beginning balance	$(666,123)
New Issuances	–
Discount on new derivative in excess of note face value	–
Effect on debt extinguishment	666,123
Ending balance	$–

Derivative Liability 2017
Beginning balance	$(350,700)
Discount on new issuances	(1,867,287)
Discount on new derivatives in excess of note face value	(1,284,704)
Gain on revaluation of derivatives	3,376,620
Conversions	229,939
Effect of debt extinguishment	(769,991)
Ending balance	$(666,123)

NOTE 5: FAIR VALUE MEASUREMENTS

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 and 2017, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Derivative liability (1)	$666,123	$–	$–	$666,123

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Derivative liability (1)	$–	$–	$–	$–

(1)	The Company has estimated the fair value of these embedded derivatives for convertible debenture using a multinomial lattice model.

NOTE 6: INCOME TAXES

The provision for income taxes for the years ended December 31, 2018 and 2017 is summarized as follows:

	2018	2017
Current:
Federal	$–	$–
State	–	–
	–	–
Deferred:
Federal	–	–
State	–	–
	$–	$–

The Company has federal net operating loss carryforwards (“NOL’s) of $119,511,015 and $60,876,000, respectively, which will be available to reduce future taxable income.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2018	2017
Net operating loss carry-forwards	$(31,073,000)	$(24,351,000)
Stock based compensation – options/warrants	2,541,000	3,778,000
Stock issued for services	971,000	971,000
Gain loss on derivative instrument	781,000	(2,361,000)
Disallowed entertainment expense	43,000	59,000
Charitable contribution limitation	7,000	11,000
Preferred Stock	25,000	39,000
Bad debt expense & reserves	33,000	47,000
Penalties	1,000	1,000
Loss on extinguishment of debt	1,133,000	1,743,000
Beneficial conversion features	77,000	119,000
Mobiquity-Spain – net loss	540,000	830,000
Impairment of long-lived assets	58,000	89,000
Stock issued for interest	245,000	376,000
Nondeductible insurance	10,000	10,000
Stock incentives	15,000	24,000
Derivative expense	480,000	514,000
Professional Fees	2,835,000	–
Gain / Loss on stock for investment	3,831,000	–
Gain / Loss on company stock	2,757,000	–
Gain / Loss on sale of warrants	1,190,000	–
Unrealized loss on securities	1,871,000	–
Acquisition expense	3,132,000	–
Amortization of debt discount	2,058,000	2,246,000
Deferred Tax Assets	(6,439,000)	(15,855,000)
Less Valuation Allowance	6,439,000	15,855,000
Net Deferred Tax Asset	$–	$–

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2018		2017
Federal Statutory Tax Rate	21.00%		34.00%
State Taxes, net of Federal benefit	6.00%		6.00%
Change in Valuation Allowance	(27.00%	)	(40.00%	)
Total Tax Expense	0.00%		0.00%

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares issued for services

During the year ended December 31, 2017, the Company issued 5,038,332 shares of common stock, at $0.05 to $0.13 per share for $406,454 in exchange for services rendered. During the year ended December 31, 2018, the Company issued 24,725,000 shares of common stock, at $0.04 to $0.15 per share for $2,269,740 in exchange for services rendered.

Shares issued for interest

During the year ended December 31, 2017, the Company issued 9,002,164 common shares, at $0.04 to $0.09 per share, valued at $494,492 and AAA preferred shares of 47,588, at $10.00 per share, valued at $475,841 as payment of interest. During the year ended December 31, 2018, no shares were issued for interest.

During the year ended December 31, 2018, the Company issued 11,500,000 common stock at a price per share between $0.03 and $0.05 for original issue discount on receipt of $406,375 in unsecured convertible promissory notes.

As of September 30, 2018, the Company's 10% Senior Secured Debt consists of 19 convertible notes issued totaling $4,234,000. These notes mature 6 months from the date of issuance, accrue interest at 10%, and had a base conversion price of $0.05. As of September 30, 2018, the 10% Senior Secured Debt notes were in default for breach of covenants due to notes which have matured during the period not being settled. The default on these notes triggered an increase in the interest rate from 10% to 24% on the principal balance, a 9% late fee being charged on interest accrued, and a variable conversion price equal to 50% of the lowest volume weighted average price in the 30 days prior to conversion. On February 27, 2018, the Company reduced the base conversion price from $0.05 to $0.02. The Company accounted for this modification per ASC 470-50 "Modifications and Extinguishments". Due to the variable rate in effect from the default provisions of the 10% Senior Secured Debt notes this reduction in base conversion price had no material change on the value of the notes. In the fourth quarter of 2018, the aforementioned secured indebtedness and the $375,000 of loans that were made in the second quarter of 2018 and described in Note 4 above were converted into 158,632,999 shares of common stock and 1,500 shares of Series C Preferred Stock. The Series C Preferred Stock is also owned by Dr. Gene Salkind who became a director on January 1, 2019. Of the 158,632,999 shares issued, 50,000,000 common shares and 1,500 Series C Preferred stock were issued to Dr. Salkind, 17,543,346 shares were issued to Thomas Arnost, Chairman of the Board, and 10,984,700 shares were issued to Anthony Iacovone, who also became a director of the Company on January 1, 2019.

In September 2018, the Company entered into a strategic investment transaction with Glen Eagles Acquisitions LP (“GEA”). As part of the strategic investment, the Company received 4,500,000 shares of Gopher Protocol Inc. common stock (traded in the OTC Market under the symbol “GOPH”) and $460,000 in exchange for 150,000,000 shares of its restricted common stock. There was also an origination fee of 15,000,000 shares of its restricted common stock paid to GEA by the Company in connection with this transaction. There were no commissions or finder’s fees paid by the Company in connection with this transaction.

In September 2018, Gopher Protocol Inc. (the “Gopher”) and the Company entered an Agreement (the “MOBQ Agreement”) pursuant to which the parties exchanged equity interest in each of the companies. In accordance with the Agreement, Gopher will receive 1,000 shares of the Company’s restricted Series AAAA Preferred Stock (the “the Company Preferred Stock”) in consideration of Gopher’s concurrent sale and issuance to the Company of 10,000,000 shares of Gopher’s restricted Common Stock (the “Gopher Common Stock”). The shares of Company Preferred Stock are convertible into an aggregate of up to 100,000,000 shares of the Company common stock (the “Company Common Stock”) and 150,000,000 common stock purchase warrants (the “Company Warrants”). The Company Warrants shall have a term of 5-years from the date of grant and shall be exercisable at a price of $0.12 per share and the shares of the Company Preferred Stock shall not be convertible into shares of the Company Common Stock and the Company Warrants shall not be contemporaneously granted until after the Company’s Board of Directors and stockholders shall have increased the authorized number of shares of the Company’s common stock to a number sufficient to accommodate a reserve in Gopher’s favor of 250,000,000 shares of the Company’s common stock. The Company Preferred Stock shall have immediate voting rights equal to the number of shares of the Company Common Stock into which they may be converted, not including the shares of the Company’s common stock underlying the Company Warrants (the “Company Warrant Shares”). A fee of 10,000,000 shares of the Company’s common stock and warrants to purchase 15,000,000 shares was issued in connection with the transaction. The closing occurred on September 4, 2018.

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

In the fourth quarter of 2018, Gopher converted 200 shares of its Series AAAA Preferred Stock into 20,000,000 shares of common stock and warrants to purchase 30,000,000 shares at an exercise price of $.12 per share. The 30,000,000 warrants were converted in a cashless exercise transaction in which Gopher submitted to the Company 10,000,000 shares of its common stock valued at $3,600,000 in full payment of the warrants.

In the fourth quarter of 2018, the Company received equity subscription agreements totaling $960,000, which include 50% warrant coverage, at an exercise price of $0.12 with an expiration date of September 30, 2023. The Company issued 16,000,001 shares of common stock and 8,000,000 warrants in connection with these transactions. Of the $960,000, $200,00 was invested by Thomas Arnost, Chairman of the Board.

NOTE 8: OPTIONS AND WARRANTS

The Company’s results for the years ended December 31, 2018 and 2017 include employee share-based compensation expense totaling $2,681,863 and $595,692, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Employee stock-based compensation - option grants	$273,945	$473,192
Employee stock-based compensation-stock grants	-	–
Non-Employee stock-based compensation - option grants	53,460	11,500
Non-Employee stock-based compensation-stock grants	-	–
Non-Employee stock-based compensation-stock warrant	2,354,458	111,000
	$2,681,863	$595,692

Mobiquity issued warrants for 107,753,750 shares of Mobiquity common stock at an exercise price of $0.14 per share, and, subject to the vesting threshold described below, Mobiquity transferred 9,209,722 shares of Gopher Protocol, Inc. common stock, to the pre-merger Advangelists members. The Gopher common stock was unvested at the time of transfer subject to vesting in February 2019 only if Advangelists’ combined revenues for the months of December 2018 and January 2019 were at least $250,000. The vesting threshold was met.

NOTE 9: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 4,000,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 10,000,000. In February 2015, the Board approved, subject to stockholder approval within one year, an increase in the number of shares under the 2009 Plan to 20,000,000 shares; however, stockholder approval was not obtained within the requisite one year and the anticipated increase in the 2009 Plan was canceled. In the first quarter of 2016, the Board approved and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 10,000,000 shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019. the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 30,000,000 shares (the “2018 Plan”). The 2005, 2009, 2016 and 2018 plans are collectively referred to as the “Plans.”

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
Expected volatility	181.00%	146.8%
Expected dividend yield	–	–
Risk-free interest rate	2.83%	1.89%
Expected term (in years)	5.00	5.00

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2018	17,515,001	$0.39	4.43	–
Granted	36,250,000	0.06	4.39	2,887,500
Exercised	–	–	–	–
Cancelled / Expired	(11,765,001)	–	–	–

Outstanding, December 31, 2018	42,000,000	$0.10	4.38	2,981,875

Options exercisable, December 31, 2018	42,000,000	$0.10	4.38	2,981,875

The weighted-average grant-date fair value of options granted during the years ended December 31, 2018 and 2017 was $0.11 and $0.05, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2018 and 2017 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices, that were lower than the $0.14 closing price of the Company’s common stock on December 31, 2018.

As of December 31, 2018, the fair value of unamortized compensation cost related to unvested stock option awards was zero.

The option information provided above includes options granted outside of the Plans, which total 4,115,000 as of December 31, 2018 and 2017.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2018 and 2017 are as follows:

	Years Ended
	2018	2017
Expected volatility	173.58%	157.84%
Expected dividend yield	-	–
Risk-free interest rate	2.88%	1.87%
Expected term (in years)	5.42	4.10

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2018	11,814,167	$0.20	2.58	–
Granted	164,752,034	$0.13	8.80	904,784
Exercised		–	–	–
Cancelled/Expired	(1,040,000)	–	–	–
Outstanding, December 31, 2018	175,526,201	$0.14	8.37	1,504,784

Warrants exercisable, December 31, 201	175,526,201	$0.14	8.37	1,504,784

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

In March 2014, we entered into a month-to-month lease agreement for approximately 400 square feet of office space located in Manhattan, NY at a monthly cost of $3,700. In May of 2015 we moved to a larger location with the same landlord on a month to month basis for $4,700 each month. In 2017 the Company is leasing on a month-to-month basis two fully furnished executive suites in Manhattan at a monthly cost of approximately $6,700. These executive suites are located at 85 Broadway, 16th Floor, Suites 16-035 and 16-040, New York, NY 10010. In 2018, the Company is presently utilizing the office space of its Chief Financial Officer as its principal executive office located at 35 Torrington Lane, Shoreham, NY 11786. The Company is leasing on a month-to-month basis a fully furnished executive suite in Manhattan at a monthly cost of approximately $9,000. The executive suite is located at 61 Broadway, 11th Floor, Suite 1105, New York, NY 10006.

Minimum future rentals under non-cancelable lease commitments are as follows:

YEARS ENDING DECEMBER 31,	$
2019		–
2020 and thereafter		–
$–

Rent and real estate tax expense was approximately $54,183 and $1,032,272 for the years December 31, 2018 and 2017, respectively.

EMPLOYMENT CONTRACTS –

Dean L. Julia

On March 1, 2005, the Company entered into employment contracts with Dean L. Julia. The employment agreement provides for minimum annual salaries plus bonuses equal to 5% of pre-tax earnings (as defined) and other perquisites commonly found in such agreements.

On August 22, 2007, the Company approved a three-year extension of the employment contract with Mr. Julia expiring on February 28, 2011. The employment agreements provided for minimum annual salaries with scheduled increases per annum to occur on every anniversary date of the contract and extension commencing on March 1, 2008. A signing bonus of options to purchase 150,000 shares granted to Mr. Julia were fully vested at the date of the grant and exercisable at $1.20 per share through August 22, 2017. Ten-year options to purchase 50,000 shares of common stock are to be granted at fair market value on each anniversary date of the contract and extension commencing March 1, 2008. Termination pay of one-year base salary based upon the scheduled annual salary of Mr. Julia for the next contract year, plus the amount of bonuses paid (or entitle to be paid) to Mr. Julia for the current fiscal year of the preceding fiscal year, whichever is higher.

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

Michael Trepeta

In April 2017, Michael Trepeta, who had an identical agreement to Mr. Julia and served as Co-Chief Executive Officer and President of the Company, entered into a separation agreement with the Company pursuant to which he resigned as an executive officer and director. After his resignation, the Board changed Dean Julia’s title from Co-Chief Executive Officer to Chief Executive Officer and President.

Pursuant to Michael Trepeta’s separation agreement, Mr. Trepeta is entitled to the following benefits:

•	Six months’ coverage under the Company’s existing director/officer insurance policy;

•	Indemnification per existing employment agreement;

•	Expense reimbursement through May 31, 2017;

•	All options vested shall continue until their normal expiration date; and

•	Mutual releases.

Thomas Arnost

In December 2014, we entered into a three-year employment agreement with Thomas Arnost serving as Executive Chairman of the board. Mr. Arnost receives a monthly salary of $10,000 plus an annual grant of options for serving on the board of directors. In the event of his termination, by Mr. Arnost or by the company for cause, Mr. Arnost will receive his pay through the termination date. In the event that Mr. Arnost is terminated without cause, he shall be entitled to receive his salary paid through the end of the term of his agreement. Mr. Arnost may terminate the agreement at any time by giving three months’ prior written notice to our board of directors. Mr. Arnost will also be entitled to indemnification against all claims, judgments, damages, liabilities, costs and expenses (including reasonably legal fees) arising out of, based upon or related to his performance of services to us, to the maximum extent permitted by law. This agreement has expired, but in 2018, the Company continued to accrue pay of $10,000 per month due to Mr. Arnost.

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

Consulting Agreements

Upon consummation of the Merger, Mobiquity entered into consulting agreements (the “Consulting Agreements”) with certain employees and contractors of Advangelists (the “Consultants”), pursuant to which Mobiquity (i) issued to the Consultants warrants to purchase an aggregate of 22,246,250 shares of its common stock and (ii) agreed to transfer to the Consultants an aggregate of 1,901,389 shares of common stock of Gopher Protocol Inc. The terms of the Consultant’s warrants are substantially similar to the terms of the warrants issued in the merger. The foregoing description of the Consulting Agreements are not complete and is subject to, and qualified in its entirety by, the full text of form of Consulting Agreement, a copy of which is denoted as Exhibit 10.1 to this Report, the terms of which are incorporated into this Report by reference.

Transactions with major customers

During the year ended December 31, 2017, two customers accounted for approximately 75% of revenues and for the year ended December 31, 2018, three customers accounted for 78% our revenues.

NOTE 11: DISCONTINUED OPERATIONS

December 31, 2017

Revenue	$1,945,940
Cost of service revenue	(1,495,507)

Gross Profit	450,433

Expenses
Advertising	–
Depreciation	1,229
Amortization	7,022
Rent	80,286
Other SG & A	477,077
Interest	34,427

Loss on discontinued operations, net	$(149,608)

Accounts receivable, net	$–
Inventory, net	–
Property and equipment	–
Intangibles, net	–
Other	–
Assets of discontinued operations, net	–

Accounts payable	–
Accrued expenses	–
Liabilities of discontinued operations, net	$–

NOTE 12: SUBSEQUENT EVENTS

In the first quarter of 2019, the Company received an aggregate of $549,000 through the sale of common stock for a total of 8,081,053 shares of common stock were issued in these transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(1) Previous Independent Auditors:

a.	On July 12, 2018, Sadler, Gibb & Associates, L.L.C. (“SGA”) and the Company mutually agreed that SGA would no longer serve as the Company’s independent accountants.

b.	SGA’s report on the financial statements for the years ended December 31, 2016 and 2017 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

c.	On July 12, 2018, our Board of Directors was notified of the mutual decision for us to have a change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period ending March 31, 2018, there have been no disagreements with SGA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SGA, would have caused them to make reference thereto in their report on the financial statements. Through the interim period July 12, 2018, there have been no disagreements with SGA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of SGA would have caused them to make reference thereto in their report on the financial statements.

d.	We have authorized SGA to respond fully to the inquiries of the successor accountant.

e.	During the interim period through July 12, 2018, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

f.	The Company provided a copy of the foregoing disclosures to SGA prior to the date of the filing of this Report and requested that SGA furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

(2) New Independent Accountants:

a.	On July 16, 2018, the Company engaged BF Borgers CPA PC of Lakewood, CO as its new registered independent public accountant. During the years ended December 31, 2016, and 2017, and prior to July 16, 2018 (the date of the new engagement), we did not consult with BF Borgers CPA PC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by BF Borgers, in either case where written or oral advice provided by BF Borgers would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

We did not maintain appropriate financial reporting controls – As of December 31, 2018, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at December 31, 2018, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as debt conversions. Subsequent to December 31, 2018, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2018. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2018.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8. FINANCIAL STATEMENTS and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2018 and 2017:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Notes to Consolidated Financial Statements

(b)  EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger – Advangelists LLC (25)
2.2	First Amendment to Exhibit 2.1 (25)
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
3.13	Amendment to Certificate of Incorporation – September 2018 (*)
3.14	Amendment to Certificate of Incorporation – February 2019 (*)
3.15	Amendment to Certificate of Incorporation – December 17, 2018 (*)
3.16	Amendment to Certificate of Incorporation –December 4, 2018 (*)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.6	Amendment to Employment Agreement – Dean L. Julia (11)
10.7	Amendment to Employment Agreement – Michael D. Trepeta (11)

10.8	Amendment to Dean L. Julia’s Employment Agreement (16)
10.9	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.10	Employment Agreement – Sean Trepeta (19)
10.11	Employment Agreement – Paul Bauersfeld (19)
10.12	Employment Agreement – Thomas Arnost (20)
10.13	Separation Agreement with Michael D. Trepeta (24)
10.14	Form of Consulting Agreement and Form of Warrant to purchase common stock – Deepankar Katyal (25)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (*)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Amendment to 2005 Plan (4)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
101.INS	XBRL Instance Document (*)
101.SCH	Document, XBRL Taxonomy Extension (*)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)
101.LAB	Linkbase, XBRL Taxonomy Extension (*)
101.PRE	Presentation Linkbase (*)

_____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Left blank intentionally.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Left blank intentionally.
(9)	Left blank intentionally.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Left blank intentionally.
(13)	Left blank intentionally.
(14)	Left blank intentionally.
(15)	Left blank intentionally.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Left blank intentionally.
(18)	Left blank intentionally.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 19, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated March 1, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.
(25)	Incorporated by reference to Form 8-K dated December 11, 2018.

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

April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Principal Executive Officer, President and Director	April 1, 2019
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	April 1, 2019
Sean McDonnell

/s/ Sean Trepeta	Director	April 1, 2019
Sean Trepeta

/s/ Thomas Arnost	Chairman of the Board	April 1, 2019
Thomas Arnost

/s/ Gene Salkind	Director	April 1, 2019
Dr. Gene Salkind

/s/ Anthony Iacovone	Director	April 1, 2019
Anthony Iacovone

/s/ Deepanker Katyal	Director	April 1, 2019
Deepanker Katyal

Dean L. Julia, Sean Trepeta, Thomas Arnost, Dr. Gene Salkind, Anthony Iavocone and Deepanker Katyal represent all the current members of the Board of Directors.

