Form 10-K/A
period 2018-12-31
Mobiquity Technologies, Inc.
filed 2019-04-26
CIK 1084267

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K/A or any amendment to this Form 10-K/A ☐.

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

Explanatory Note

This Form 10-K/A is being filed to provide the information required under Part III that would have been filed in a Definitive Proxy Statement within 120 days of December 31, 2018.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages and positions as of the date of this Form 10-K/A are:

NAME (1) (2)	AGE	POSITION
Executive Officers:
Thomas Arnost	72	Executive Chairman of the Board
Dean L. Julia	51	Chief Executive Officer/President/Treasurer/Director/Co-Founder
Paul Bauersfeld	56	Chief Technology Officer
Sean J. McDonnell, CPA	58	Chief Financial Officer
Sean Trepeta	51	President of Mobiquity Networks and director
Anthony Iacovone	45	Director*
Dr. Gene Salkind, M.D.	65	Director*
Deepanker Katyal	33	Director

 _____________

*Independent Director

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

Anthony Iacovone, became a director on December 31, 2018. Seasoned business leader and serial entrepreneur Anthony Iacovone has been at the forefront of the artificial intelligence and machine learning technology applied to the marketing and biomedical industries for the past 15 years. Having spent the bulk of his career working to innovate and improve the marketing and advertising performance ecosystem, he’s passionately invested in the continued development of a model in which artificial intelligence can be applied to help improve outcomes across various industries. He is currently the Co-Founder and CEO of both BioSymetrics and Barometric Inc. BioSymetrics Inc., which was initially developed in 2013 as a research group in biomedical AI. Founding BioSymetrics in 2013 on the concept on that if you could apply AI and Machine Learnings in ad tech, you could apply it to change outcomes that could revolutionize the biomedical field. Leveraging AI for biomedicine, today BioSymetrics has built a groundbreaking framework and code language for biomedical AI. Its Augusta™ framework allows biomedical data in the form of imagery, genetics chemistry and many other source to be normalized and modeled to produce enhanced outcomes in drug discovery, precision medicine and value based care.

Barometric, which was initially developed in 2011 as an internal cross device tracking tool for AdTheorent’s data-driven digital ad network. Recently spun off as a separate entity in April 2018, Barometric was subsequently successfully sold to Claritas. Barometric’s leading technology provides a holistic solution for cross-environment media tracking and measurement. Prior to rolling out Barometric, he co-founded advertising technology company AdTheorent, a next generation digital ad platform, in 2011. AdTheorent has grown to be a four-time Inc. 5000 growth company. Embracing the core values of integrity, innovation and growth, AdTheorent found market significance by developing a new architecture in Machine Learning to make better decisions using data when serving cross channel advertising and has successfully generated millions of dollars in revenue for its clients by delivering the right audience, under the right conditions, at the right time.While developing AdTheorent, he also ventured into the biomedical industry, founding BioSymetrics in 2013 on the concept on that if you could apply AI and Machine Learnings in ad tech, you could apply it to change outcomes that could revolutionize the biomedical field. Leveraging AI for biomedicine, today BioSymetrics has built over 150 software modules that allows data to be normalized from the biomedical field including compounds, imagery, genetics and beyond. Beyond his own ventures Anthony is active in the broader industry, serving as an investor and on the advisory boards of the Accelerate NY Biotech Seed Fund, BrandVerge, Commerce Signals, EVZDRP, Mobiquity Networks, PainQX, Prospect Dugout, Targagenix and Wylei, where he provides expert counsel on business and advertising technology industry issues. Mr. Iacovone is also the majority owner of the New Britain Bees minor league baseball club of the Atlantic League and founder of the Beautiful Lives Project, a 501 c 3 charity helping to bring sports and leisure accessibility to disabled individuals in the US.

Dr. Gene Salkind, M.D., a prominent neuro surgeon, professor, and tech investor, with experience guiding small and micro-cap companies to the next level, including up-listing to a national exchange. Previous investments include Intuitive Surgical, Pharmalytics (acquired by Abbvie for $250 per share after growing from less than $1/share), and Centocor, one of the nation's largest biotechnology companies, which was acquired by Johnson & Johnson for $4.9 billion in stock. He is currently Chief of Neurosurgery at Holy Redeemer Hospital and surgical practice. He also sits on the Board of Directors of Cure Pharmaceuticals, Inc. and Dermtech Intl.

Deepanker Katyal, became a director of the Company in December 2018. From October 2017 to the present, he has served as Chief Executive Officer of Advangelists.  Following the recent merger between Mobiquity Technologies and Advangelists, he joined us to provide advanced product and engineering knowledge. An ad tech veteran who built the Advangelists platform, Mr. Katyal maintains his role of advancing the integration of the Advangelists platform across the entire suite of Mobiquity Technologies capabilities and partnerships. Deep Katyal brings extensive background in software engineering and product development as well as strong business leadership and knowledge of the industry’s infrastructure.

From January 2017 to the present, he has served as an advisor and providing business and product to Q1media. From 2016 to the present, he also served as a strategic advisor to Silicon Valley Stealth Mode Products. From May 2016 to April 2017, he served as a strategic advisor to Airupt Inc., a mobile marketing platform for brands. From May 2016 to March 2017, he was head of Partnership and Strategy for Adtile Technologies where his responsibilities included leading business development efforts, strategic partnerships, product strategy and working with the ad tech echo system for integrations of various network fronts. From April 2014 to May 2016, at Opera Mediaworks he served as a member of the innovation team. From November 2015 to 2016, he served as a strategic advisor to Moonraft Innovation Labs, a company that creates customer experiences to differentiate the entities clients in the market by creating and designing interactive experiences across physical and digital customer touch points.

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

LACK OF PRIOR COMMITTEES

Prior to March 2019, our Company has no audit, compensation or nominating committees of our board of directors or committees performing similar functions. The audit committee communications will go directly to the board members until such time as an audit committee is formed.

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

NEW COMMITTEES

On March 7, 2019, the Company formed a Compensation Committee and Board of Directors Nominating Committee, each with Anthony Iacovone and Dr. Gene Salkind as its independent directors. These committees have no written charters as of the filing date of the Form 10-K/A.

The Company is seeking to engage an independent director who is a “financial expert” and at that time, we would form an Audit Committee to consist of three independent directors. In the event an audit committee is established, of which there can be no assurances given, its first responsibility would be to adopt a written charter. Such charter would be expected to include, among other things:

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2018, to the best of the knowledge of the Company’s directors and officers, no form 3’s, form 4’s or form 5’s were filed late with the Commission by officers or directors.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2017 and 2018 by (1) each person who served as the principal executive officer of the company during fiscal year 2017 and 2018; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2018 and 2017 with compensation during fiscal years 2018 and 2017 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the company as of December 31, 2018.

						Salary Compensation
Name and Principal		Salary	Bonus	Stock	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)	($)	($)(2)(3)	($)
Dean L. Julia	2018	$360,000	$–	–	$–	–	–	$50,156	$410,156
CEO of the company	2017	$360,000	$–	–	$–	–	–	$59,405	$419,405

Sean Trepeta	2018	$240,000	$–	–	$–	–		$28,754	$268,754
President of Mobiquity Networks	2017	$240,000	$–	–	$–	–	–	$30,195	$270,195

Paul Bauersfeld	2018	$300,000	$–	–	$–	–	–	$28,435	$328,435
Chief Technology Officer	2017	$300,000	$–	–	$–	–	–	$30,195	$330,195

 _____________

(1)	The options and restricted stock awards presented in this table for fiscal 2018 and 2017 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such Shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers and Thomas Arnost that were outstanding as of December 31, 2018.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean L.	4,900,000	–	–	$.05	01/24/23	–	–	–	–
Julia (1)	5,000,000	–	–	$.07	11/20/23	–	–	–	–

Sean	3,700,000	–	–	$.05	01/24/23	–	–	–	–
Trepeta(1)	3,000,000	–	–	$.07	11/20/23	–	–	–	–

Thomas	2,250,000	–	–	$.05	01/24/23	–	–	–	–
Arnost (1)(2)	3,000,000	–	–	$.07	11/20/23	–	–	–	–
	125,000	–	–	$.03	01/07/22	–	–	–	–
	125,000	–	–	$.04	10/07/21	–	–	–	–

Paul	4,000,000	–	–	$.05	01/24/23	–	–	–	–
Bauersfeld(1)	3,000,000	–	–	$.07	11/20/23	–	–	–	–

Sean	700,000	–	–	$.05	01/24/23	–	–	–	–
McDonnell(1)	500,000	–	–	$.07	11/20/23	–	–	–	–

(1)	All options contain cashless exercise provisions.
(2)	Mr. Arnost’s options do not include warrants that he purchased in private placement offerings. These include warrants to purchase 1,041,667 shares at $.12 per share through September 28, 2023 and warrants to purchase 1,666,666 shares at $.12 per share through September 30, 2023.

Employment Agreement of Executive Chairman

In December 2014, we entered into a three-year employment agreement with Thomas Arnost serving as Executive Chairman of the board. Mr. Arnost receives a monthly salary of $10,000 plus an annual grant of options for serving on the board of directors. In the event of his termination, by Mr. Arnost or by the company for cause, Mr. Arnost will receive his pay through the termination date. In the event that, Mr. Arnost is terminated without cause, he shall be entitled to receive his salary paid through the end of the term of his agreement. Mr. Arnost may terminate the agreement at any time by giving three months prior written notice to our board of directors. Mr. Arnost will also be entitled to indemnification against all claims, judgments, damages, liabilities, costs and expenses (including reasonably legal fees) arising out of, based upon or related to his performance of services to us, to the maximum extent permitted by law. This agreement expired in December 2017; however, it has been continued on a month-to-month basis.

Employment Agreements of Other Officers

Each of the following executive officers is a party to an employment agreement with the company as of December 31, 2018.

Name	Position	Monthly Salary	Bonus/Other Compensation
Dean L. Julia	Chief Executive Officer of Company	$30,000	(1)
Sean Trepeta	President of Mobiquity Networks	20,000	(2)
Paul Bauersfeld	Chief Technology Officer	25,000	(3)
Deepanker Katyal	CEO – Advangelists	33,333	(4)
Sean McDonnell	Chief Financial Officer	11,000	(5)

________________

(1)	In addition to the Mr. Julia’s Base Salary, he shall be entitled to a quarterly bonus (the "Quarterly Bonus") of at least 1% of Gross Revenue (as defined under generally accepted accounting principles) for each completed fiscal quarter, so long as Gross Revenue meets or exceeds seventy-five (75%) percent of managements stated goal. The Quarterly Bonus shall be paid no later than fourteen (14) days from Company's filing of the form 10-Q, either in cash, common stock or stock options, at the election of Mr. Julia. Should his Employment Agreement be terminated prior to the end of any fiscal year for any reason other than that provided in the Agreement, a pro rata portion of the Quarterly Bonus shall be paid within 30 days of such termination. For each subsequent calendar year, the Company's Board of Directors, will confirm a new revenue goal for the upcoming year for the purpose of calculating the Quarterly Bonus. In the event that the Company is acquired through a board of directors approved (i) change in control of at least 50% of the outstanding voting stock or (ii) the sale of all or substantially all of the assets, Mr. Julia shall be entitled to receive a payment in-kind equal to three (3%) percent of the consideration paid in connection with said transaction. He also received a signing bonus of options to purchase 25 million shares, exercisable at $.15 per share, over a term of 10 years.

(2)	In addition to the Mr. Trepeta’s Base Salary, he shall be entitled to a quarterly bonus (the "Quarterly Bonus") of 1% of Gross Revenue (as defined under generally accepted accounting principles) for each completed fiscal quarter, so long as Gross Revenue meets or exceeds managements stated goal. The Quarterly Bonus shall be paid no later than fourteen (14) days from Company's filing of the form 10-Q, either in cash, common stock or stock options, at the election of Mr. Trepeta. Should his Employment Agreement be terminated prior to the end of any fiscal year for any reason other than that provided in the Agreement, a pro rata portion of the Quarterly Bonus shall be paid within 30 days of such termination. Mr. Trepeta also received a signing bonus of options to purchase 10 million shares of common stock with 35% immediately vested, 35% vesting in one year and remaining 30% vesting after two years.

(3)	In addition to the Mr. Bauersfeld’s Base Salary, he shall be entitled to a quarterly bonus (the "Quarterly Bonus") of .5% of Gross Revenue (as defined under generally accepted accounting principles) for each completed fiscal quarter, so long as Gross Revenue meets or exceeds managements stated goal. The Quarterly Bonus shall be paid no later than fourteen (14) days from Company's filing of the form 10-Q, either in cash, common stock or stock options, at the election of Mr. Bauersfeld. Should his Employment Agreement be terminated prior to the end of any fiscal year for any reason other than that provided in the Agreement, a pro rata portion of the Quarterly Bonus shall be paid within 30 days of such termination. Mr. Bauersfeld also received a signing bonus of options to purchase 10 million shares of common stock with 35% immediately vested, 35% vesting in one year and remaining 30% vesting after two years.

(4)	The Company issued one share of Mr. Katyal Preferred Stock to Mr. Katyal. The Series B Preferred Stock shall provide dividend rights, payable in cash, to the holders thereof in an amount equivalent to 10% of the gross revenue of Mobiquity or the Company, whichever is higher, for each of its 2019 and 2020 fiscal years. Such dividends (i) shall be declared and paid not later than seventy five (75) days following the end of each such fiscal quarter and (ii) shall not exceed an aggregate of Six Hundred Thousand Dollars ($600,000) per year per holder for all holders of Class B Preferred Stock (i.e., an aggregate of no more than One Million Two Hundred Thousand Dollars ($1,200,000) to the two holders of the Series B Preferred Stock per annum cumulatively). Subject to the dividend rights in favor of the holders of the Series B Preferred Stock, all rights, privileges, preferences, and restrictions set forth in Mobiquity's Certificate of Amendment shall terminate as of December 31, 2020, and, immediately upon declaration and payment of the dividend in respect of Mobiquity's 2020 fiscal year, Mobiquity shall withdraw such class from its authorized capital. Other than the above-referenced dividend rights, the Series B Preferred Stock shall not confer any rights upon the holders thereof. Mr. Katyal and Lokesh Mehta, a non-executive officer of Advengelists, will be the only holders of Mobiquity's Series B Preferred Stock.

In the event that the Mr. Katyal's employment is terminated by Mr. Katyal's resignation without Good Reason, or by the Company pursuant to Section 3(b) prior to the December 31, 2020, the Series B Stock issued to Mr. Katyal shall be canceled on the date of the Mr. Katyal's resignation or on the Termination Date, as applicable, as it relates to dividends relating to the fiscal quarters ending after such resignation date or Termination Date.

(5)	Mr. McDonnell is eligible to receive options and other bonuses at the discretion of the board. Mr. McDonnell is an employee at will without an employment agreement.

A summary of the other pertinent employment provisions is as follows:

The term of Dean Julia’s employment is for a term of three years from April 2, 2019. The agreement shall be automatically extended for an additional term of two years, unless terminated 90 days prior to the termination of the initial term of the agreement. Mr. Julia’s employment agreement contains certain non-compete and non-solicitation provisions during the terms of the agreement. He is also entitled to receive on April 1st of each year commencing April 1, 2020, options to purchase an additional 5,000,000 shares of common stock. He is also entitled to paid disability insurance and term life insurance at a cost not to exceed $15,000 per annum. He is also entitled to receive health, dental and 401(k) benefits as is customary for other executive officers as well as indemnification to the fullest extent permitted by law, as well as a company lease to own Company automobile.

Messrs. Trepeta and Bauersfeld are each an employee at will. Each employment agreement contains certain non-compete and non-solicitation provisions during the term of the agreement and for a period of one year thereafter. Each officer is entitled to receive health, dental and 401(k) benefits as is customary for other executive officers as well as indemnification to the fullest extent permitted by law.

Mr. Katyal’s employment agreement which commenced December 7, 2018 has a term of three years. Mr. Katyal is required to devote at least 40 hours per week pursuant to his responsibility as CEO of Advengelists. The agreement provides for full indemnification and participation in all benefit plans, programs and perquisites as are generally provided by the Company to its employees, including medial, dental, life insurance, disability and 401(k) participation. The agreement provides for termination for cause after giving employee 30 days’ prior written notice. The agreement provides for termination by the Company without cause after 60 days’ prior written notice with severance pay as described in his agreement. His employment agreement also provides for termination by disability for a period of more than six consecutive months in any 12 month period, termination by employee for good reason as defined in the agreement and restrictive covenants for a period of one year following the termination date.

DIRECTOR COMPENSATION

Currently, four directors of the Company are executive officers of the Company. Their compensation is described herein. The Company is not currently paying Dr. Gene Salkind or Anthony Iacovone, each of whom are independent directors, to serve on the board or committees thereof. Future compensation of board members/committee members are at the discretion of the board.

Employee Benefit and Consulting Services Compensation Plans

On January 3, 2005, our company established an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) covering 2,000,000 shares, which 2005 Plan was ratified by our stockholders in February 2005. On August 12, 2005, the company’s stockholders approved a 2,000,000 share increase in the 2005 Plan to 4,000,000 shares. On August 28, 2009, the Board adopted the “2009 Plan” identical to the 2005 Plan with 4,000,000 shares under the 2009 Plan. In September 2013, the Company’s stockholders ratified a board amendment to increase the number of shares covered by the 2009 Plan to 10,000,000 shares. All references to “the Plans” include the 2005 Plan and 2009 Plan. As the 2005 and 2009 Plans are identical other than the number of shares covered by each Plan, it is the Company’s intention to first utilized the number of shares issuable (available) under the 2005 Plan prior to issuing shares under the 2009 Plan. In February 2015, the Board approved an increase in the number of shares covered by the 2009 Plan from 10,000,000 shares to 20,000,000 shares, subject to stockholder approval within one year. However, since approval was not obtained within the requisite time period, the Board established a 2016 Plan covering 10,000,000 shares which is otherwise identical to the 2005 and 2009 Plans. All options granted under the 2009 Plan, which exceed the Plan limits, have been moved to the 2016 Plan. In December 2018, the Company approved a 2018 Plan identical to the other Plans described above, except for the number of shares covered by the Plan is 30,000,000. The “2018” Plan was ratified by stockholders in February 2019. On April 2, 2019, the Board approved a “2019 Plan” identical to the other Plans described above, except for the number of shares covered by the Plan is 60,000,000. The 2019 Plan must be approved by stockholders within one year in order to grant incentive stock options under said Plan. The 2005, 2009, 2016, 2018 and 2019 Plans are collectively herein referred to as the “Plan.”

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

Awards

As of December 31, 2018, the Company has granted under the Plans a total of 39,925,000 options and outside the Plans a total of 2,075,000 options or a total of options to purchase 42,000,000 shares of the Company’s Common Stock with a weighted average exercise price of $0.10 per share. The board has granted options with varying terms. The Company has also granted to various officers, directors and employees of Advangelists, warrants to purchase an aggregate of 130,000,000 shares at varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2018 on the known benefits provided to certain persons and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options/Warrants	Average Exercise Price ($) per Share	Value of Unexercised Options/ Warrants at Dec. 31, 2018 (1)
Dean L. Julia	9,900,000	0.06	$791,000
Sean McDonnell	1,200,000	0.06	$98,000
Sean Trepeta	6,700,000	0.06	$543,000
Thomas Arnost	8,208,333	0.08	$492,917
Paul Bauersfeld	7,000,000	0.06	$570,000
Deepanker Katyal	51,406,875	0.14	0.00
Six Executive Officers as a group	84,415,208	0.11	$2,494,917

________________

(1)	Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $0.14 based upon a last sale on (or the last trade date before) December 31, 2018) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

In the past, the Company has granted certain employees and consultants, stock awards for services for the prior year with vesting to occur after the passage of an additional 12 months. These awards totaled 45,000 Shares for 2008, subject to continued services with the Company through December 31, 2009. These awards totaled 51,000 Shares for 2009 subject to continued services with the Company through December 31, 2010. These awards totaled 105,000 Shares for 2010 subject to continued services with the Company through December 31, 2011. These awards totaled 45,000 shares for 2011, subject to continued services with the Company through December 31, 2012. A total of 203,500 shares were issued under the 2005 Plan pursuant to the stock award program described above (net of cancellations). No stock awards were granted in fiscal 2012 through fiscal 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our voting stock as of December 31, 2018 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;
•	each “named executive officer” of the Company,
•	each of our directors; and
•	all executive officers and directors as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Mobiquity Technologies, Inc. at the address set forth herein. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or the conversion of such person’s outstanding Preferred Stock) within 60 days after December 31, 2018 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The percentage of shares owned as of December 31, 2018 is based upon 557,337,704 shares of Common Stock outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock	Number of Shares Underlying Convertible Preferred Stock, Options and Warrants	Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Stockholders
Clyde Berg/Carl Berg (1)	7,683,333	136,053,400	143,736,733	20.7
Glen Eagles Acquisitions LP	165,000,000	0	165,000,000	29.6
Gopher Protocol, Inc.	50,000,000	200,000,000	250,000,000	33.0
Lokesh Mehta	0	50,171,875	50,171,875	8.3

Directors and Executive Officers
Paul Bauersfeld	100,000	7,000,000	7,100,000	1.3
Dean L. Julia	953,500	9,900,000	10,853,500	1.9
Sean Trepeta	1,010,001	7,150,001	8,160,002	1.4
Sean McDonnell	166,667	1,333,334	1,500,001	*
Thomas Arnost	60,082,120	8,208,355	68,290,455	12.1
Gene Salkind	3,283,355	300,000,000	303,283,355	35.4
Anthony Iacovone	15,084,700	1,250,000	16,334,700	2.9
Deepanker Katyal	0	51,406,875	50,406,875	8.4
All Officers and directors as a group (seven persons) (9)	80,680,343	386,248,565	466,928,908	49.5

____________________________

*	Less than one percent.

(1)	Clyde Berg directly owns 4,966,667 shares and Berg & Berg Enterprises directly owns 2,050,000 shares. The Clyde J. Berg Trust owns 666,666 shares of common stock. Berg & Berg Enterprises also owns 680,267 shares of Series AAA Preferred Stock which are convertible into 68,026,670 shares of common stock and a like number of warrants.

The foregoing table does not include shares of common stock purchase by Dr. Gene Salkind and Anthony Iacovone purchased from the Company in March and April 2019. It also does not include options to purchase 25 million, 10 million and 10 million shares granted to Messrs. Julia, Trepeta and Bauersfeld on April 2, 2019.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2018 and relates to our various stock option plans described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(2)
2005, 2009, 2016, 2018, 2019

_____________________

(1)	Options are exercisable at a price range of $0.03 to $0.75 share.
(2)	We have five stock plans with 1144,000,000 shares authorized as of April 2, 2019. The 60,000,000 shares underlying the 2019 Plan require stockholder approval on or before April 2, 2020 in order to grant incentive stock options. We have previously issued 203,500 shares under the Plan. No additional options may be issued under our 2005 Plan.

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

Loan Agreements and Various Transactions

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

On February 28, 2017, the Company entered into an agreement with two then non-affiliated persons to provide $1.6 million of short term secured debt financing in three monthly tranches. Dr. Salkind purchased $1.5 million of these notes and he later became a director on January 2, 2019. The Company issued in connection with each tranche, a six-month secured convertible promissory note. In connection with this transaction, the Company agreed to issue an origination fee of 3,200,000 warrants. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction. In August, September and October 2017, the noteholders exchanged their $1,600,000 of notes that were coming due in August through October 2017 plus a 30% premium and accrued interest for new six-month notes in the principal amount of $2,184,000. As additional consideration for the exchange, the Company issued 533,334 shares of common stock.

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

Options and Warrants

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

Subsequent Event

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

Director Independence

Reference is made to “Item 10” for details pertaining to independent directors on the Company’s board of directors as of the filing date of this Form 10-K/A.

Item 14. Principal Accountant Fees and Services.

Sadler, Gibb & Associates, LLC was the Company’s public auditors until a change in auditors occurred on July 12, 2018. On July 16, 2018 the Company engaged BF Borgers CPA PC as our registered independent public accountants. Their fees are described in the table below.

	Year Ended December 31,
	2017	2018
Audit fees	$59,629	$48,600
Audit- related fees	21,490	25,800
Tax fees	–	–
All other fees	–	5,663
Total fees	$81,119	$80,063

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8. FINANCIAL STATEMENTS and are included as part of the original Form 10-K filed on April 1, 2019 as the financial statements of the Company for the years ended December 31, 2018 and 2017:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Notes to Consolidated Financial Statements

(b)  EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger – Advangelists LLC (25)
2.2	First Amendment to Exhibit 2.1 (25)
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
3.13	Amendment to Certificate of Incorporation – September 2018 (26)
3.14	Amendment to Certificate of Incorporation – February 2019 (26)
3.15	Amendment to Certificate of Incorporation – December 17, 2018 (26)
3.16	Amendment to Certificate of Incorporation –December 4, 2018 (26)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.6	Amendment to Employment Agreement – Dean L. Julia (11)
10.7	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.8	Amendment to Dean L. Julia’s Employment Agreement (16)
10.9	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.10	Employment Agreement – Sean Trepeta (19)
10.11	Employment Agreement – Paul Bauersfeld (19)
10.12	Employment Agreement – Thomas Arnost (20)
10.13	Separation Agreement with Michael D. Trepeta (24)
10.14	Form of Consulting Agreement and Form of Warrant to purchase common stock – Deepankar Katyal (25)
10.15	Employment Agreement dated April 2, 2019 – Dean L. Julia (*)
10.16	Employment Agreement dated April 2, 2019 – Sean Trepeta (*)
10.17	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (*)
10.18	Employment Agreement dated December 7, 2018 – Deepanker Katyal (*)

11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (26)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Amendment to 2005 Plan (4)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
101.INS	XBRL Instance Document (26)
101.SCH	Document, XBRL Taxonomy Extension (26)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (26)
101.DEF	Linkbase, XBRL Taxonomy Extension Labels (26)
101.LAB	Linkbase, XBRL Taxonomy Extension (26)
101.PRE	Presentation Linkbase (26)

_____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Left blank intentionally.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Left blank intentionally.
(9)	Left blank intentionally.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Left blank intentionally.
(13)	Left blank intentionally.
(14)	Left blank intentionally.
(15)	Left blank intentionally.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Left blank intentionally.
(18)	Left blank intentionally.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 19, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated March 1, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.
(25)	Incorporated by reference to Form 8-K dated December 11, 2018.
(26)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.

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

April 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Principal Executive Officer, President and Director	April 26, 2019
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	April 26, 2019
Sean McDonnell

/s/ Sean Trepeta	Director	April 26, 2019
Sean Trepeta

/s/ Thomas Arnost	Chairman of the Board	April 26, 2019
Thomas Arnost

/s/ Gene Salkind	Director	April 26, 2019
Dr. Gene Salkind

/s/ Anthony Iacovone	Director	April 26, 2019
Anthony Iacovone

/s/ Deepanker Katyal	Director	April 26, 2019
Deepanker Katyal

Dean L. Julia, Sean Trepeta, Thomas Arnost, Dr. Gene Salkind, Anthony Iavocone and Deepanker Katyal represent all the current members of the Board of Directors.

