Form 10-Q
period 2019-03-31
Mobiquity Technologies, Inc.
filed 2019-05-01
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Yes ☐    No ☒

As of April 25, 2019, the registrant had a total of 676,126,000 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$890,846	$624,338
Accounts receivable, net	2,275,967	2,479,363
Prepaid expenses and other current assets	11,700	11,700
Related Party receivable	20,000	–
Total Current Assets	3,198,513	3,115,401

Property and equipment, net	17,610	6,662

Intangibles assets, net	9,158,035	9,250,852

Other assets
Security deposits	9,000	9,000
Member's Loan	163,533	131,649
Investment in corporate stock	5,824,167	4,284,444

Total Assets	$18,370,858	$16,798,008

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$995,774	$1,255,437
Accrued expenses	1,029,662	975,359
Note payables	150,000	150,000
Total Current Liabilities	2,175,436	2,380,796

Long term portion convertible notes, net	–	–

Total Liabilities	2,175,436	2,380,796

Stockholders' Deficit
AAA Preferred stock; 5,000,000 authorized; $0.0001 par value 949,232 and 1,090,588 shares issued and outstanding at March 31, 2019 and December 31, 2018	9,596,827	11,552,513

AAAA Preferred Stock; $.0001 par value; 1,250 shares authorized 800 and 800 shares issued and outstanding at March 31, 2019 and December 31, 2018	8,000	8,000

Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and 1,500 issued and outstanding at March 31, 2019 and December 31, 2018	15,000	15,000

Common stock: 2,000,000,000 and 900,000,000 shares authorized; $0.0001 par value 673,221,930 and 629,066,933 shares issued and outstanding at March 31, 2019 and December 31, 2018	67,337	62,922

Additional paid in capital	136,829,308	129,223,402
Subscription receivable	(917,500)	–
Accumulated deficit	(128,699,603)	(127,108,103)
Total Stockholders' Equity (Deficit)	7,302,542	2,201,221
Non-controlling interest	(703,947)	663,478
Total Liabilities and Stockholders' Equity	$18,370,858	$16,798,008

See notes to condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, (Unaudited)
	2019	2018
Revenues-Service	1,597,220	38,703
	1,597,220	38,703

Cost of Revenues-Service	912,175	61,117
	912,175	61,117

Gross Profit (Loss)	685,045	(22,414)

Operating Expenses
Selling, general and administrative	5,181,721	891,004
Total Operating Expenses	5,181,721	891,004

Loss from operations	(4,496,676)	(913,418)

Other Income (Expenses)
Interest Expense	(1,973)	(546,012)
Change in derivative liability	–	(8,983,210)
Unrealized holding gains arising during period	1,539,723	–
Initial derivative expense	–	(244,906)
Total Other Income (Expense)	1,537,750	(9,774,128)

Loss from continuing operations	(2,958,926)	(10,687,546)

Less net gain attributable to non-controlling interests	(14,262)	–

Net Comprehensive Loss	(2,973,188)	(10,687,546)

Net Loss Per Common Share:
For continued operations	(0.00)	(0.05)
Basic Diluted	(0.00)	(0.05)

Weighted Average Common Shares Outstanding
Basic and Diluted	644,904,813	198,883,933

See notes to condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, (Unaudited)
	2019	2018
Cash Flows from Operating Activities:
Net loss	(2,958,926)	(10,687,546)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	471	–
Allowance for uncollectible receivables	–	–
Amortization- Intangible Assets	92,817	4,900
Amortization- Debt discount	–	336,843
Common stock issued for incentives	–	31,375
Change in derivatives	–	8,983,210
Stock-based compensation	–	327,405
Initial derivative expense	–	244,906
Changes in operating assets and liabilities
Accounts receivable	203,396	(11,855)
Prepaid expenses and other assets	(20,000)	17,638
Accounts payable	(259,663)	(204,841)
Accrued expenses and other current liabilities	52,330	35,002
Accrued interest	1,973	177,637
Total Adjustments	71,324	9,942,220
Net Cash in Operating activities	(2,887,602)	(745,326)

Cash Flows from Investing Activities
Purchase of property and equipment	(11,419)	–
Net cash used in Investing Activities	(11,419)	–

Cash Flows from Financing Activities
Proceeds from the issuance of notes, net	–	898,500
Issuance of warrants	3,745,749	–
Warrants converted to common	(72)	–
Purchase of common stock	1,879,000	–
Common stock issued for services	29,958	–
Subscription receivable	(917,500)	–
Cash received from bank notes	–	66,500
Cash paid on bank notes	(31,883)	(121,044)
Net Cash Provided by financing Activities	4,705,252	843,956

Net change in Cash and Cash Equivalents	1,806,231	98,630
Cash and Cash Equivalents, Beginning of period	624,338	56,470
Unrealized holding loss on securities	(1,539,723)	–
Cash and Cash Equivalents, end of period	890,846	155,100

Supplemental Disclosure Information
Cash paid for interest	–	–
Cash paid for taxes	–	–
Non-cash Disclosures:
Common Stock Issued for interest	–	31,375
Recognition of debt discount	–	748,931

 See notes to condensed consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
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

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc. and its 48% owned subsidiary, Advangelists, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Condensed Consolidated Balance Sheets as of March 31, 2019, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Consolidated Financial Statements.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 22 convertible notes issued totaling $4,234,000 which included a ratchet provision in the conversion price of $.02 or $.30 or $.035 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes have maturity dates ranging from February 11, 2018 –July 31, 2018. The Company also has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 3,200,000 warrants which included a ratchet provision in the conversion price of $.50 as part of a conversion of preferred AAA shares, and 1,000,000 warrants which included a ratchet provision in the conversion price of $.055 as part of a placement fee related to a note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. All notes were extinguished on November 30, 2018 ending the derivative functions due to sequencing under ASC 815-40. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2018. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $8,299,622 and derivative expense of $509,729 during the year ended December 31, 2018. As of December 31, 2018, the fair market value of the derivatives aggregated $0 using the following assumptions: estimated 0.08 to 4.8-year term, estimated volatility of 163.71% to 394.26%, and a discount rate of 0.00% to 2.83%. All derivative instruments have been liquidated during the fourth quarter of 2018.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of March 31, 2019, and December 31, 2018, the balances are $890,846 and $624,338, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. Our current receivables at March 31, 2019 consist of 64% held by five of our largest customers, two of the customer’s account for 46% of our receivables. Our March 31, 2018 receivables are all with five customers that constitute 75.79% of our sales. Two customers constitute 77.79% of our sales. Customer A percentage of sales was 53.12% and customer B was 24.67%.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of March 31, 2019, and December 31, 2018, the Company exceeded FDIC limits by $640,846 and $374,338, respectively.

REVENUE RECOGNITION – On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Company beginning on January 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company adopted this standard using the modified retrospective approach on January 1, 2018.

In preparation for adoption of the standard, the Company evaluated each of the five steps in Topic 606, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied.

Reported revenue will not be affected materially in any period due to the adoption of ASC Topic 606 because: (1) the Company expects to identify similar performance obligations under Topic 606 as compared with deliverables and separate units of account previously identified; (2) the Company has determined the transaction price to be consistent; and (3) the Company records revenue at the same point in time, upon delivery of services, under both ASC Topic 605 and Topic 606, as applicable under the terms of the contract with the customer. Additionally, the Company does not expect the accounting for fulfillment costs or costs incurred to obtain a contract to be affected materially in any period due to the adoption of Topic 606.

There are also certain considerations related to accounting policies, business processes and internal control over financial reporting that are associated with implementing Topic 606. The Company has evaluated its policies, processes, and control framework for revenue recognition, and identified and implemented the changes needed in response to the new guidance.

Lastly, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contract.

The Company generates revenue from service contracts with certain customers. These contracts are accounted for under the proportional performance method. Under this method, revenue is recognized in proportion to the value provided to the customer for each project as of each reporting date. We recognize revenues in the period in which the data transmission is provided to the licensee.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2019, and December 31, 2018, allowance for doubtful accounts were $80,600 and $80,600, respectively.

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

LONG LIVED ASSETS – In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company recognized no impairment losses for the period ended March 31, 2019.

PATENTS and TRADEMARKS - Patents and trademarks developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the three months ended March 31, 2019 and March 31, 2018, there were advertising costs of $6,569 and $0, respectively.

ACCOUNTING FOR STOCK BASED COMPENSATION. Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options for which vesting requirements will not be completed (“forfeitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 7 “Stock Option Plans” in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet.

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of March 31, 2019 we are not a lessor or lessee under any lease arrangements.

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

NOTE: 2 NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 338,943,837 because they are anti-dilutive, as a result of a net loss for the three months ended March 31, 2019.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

Goodwill was generated through acquiring a 48% interest in Advangelists, LLC. As the total consideration paid exceeded the fair value of the net assets acquired.

The Company tests goodwill for impairment at least annually on December 31st and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgement is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results.

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the three months ended March 31, 2019.

Intangible Assets

At March 31, 2019 and December 31, 2018, definite-lived intangible assets primarily consist of customer relationships which are being amortized over their estimated useful lives of five years.

The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they will be removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

NOTE 4: CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

Summary of Convertible Promissory Notes:

	March 31, 2019	December 31, 2018
CAVU Notes, net	$100,000	$100,000
Berg Notes (a)	50,000	50,000
Total Debt	150,000	150,000
Current portion of debt	150,000	150,000
Long-term portion of debt	$–	$–

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date. All other notes have been converted to equity.

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

In the second quarter of 2018, the Company borrowed $375,000, including $125,000 from Thomas Arnost, Chairman, and $250,000 from two non-affiliated persons. The investors received 3,500,000 shares of common stock each as an origination fee and in lieu of interest. During the fourth quarter 2018 the notes were converted to equity.

A recap of the derivative instruments is as follows:

Derivative Liability 2018
Beginning balance	$(666,123)
New Issuances	–
Discount on new derivative in excess of note face value	–
Effect on debt extinguishment	666,123
Ending balance	$–

NOTE 5: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares issued for services

During the quarter ended March 31, 2019, the Company issued 158,900 shares of common stock, at $0.17 to $0.22 per share for $29,942 in exchange for services rendered. During the quarter ended March 31, 2018 no shares were issued.

Shares issued for Original Interest Discount

No shares were issued during the quarter ended March 31, 2019. During the quarter ended March 31, 2018, the Company issued 1,000,000 shares of common stock at a price per share between $0.03 and $0.04 for original issue discount on receipt of $1,000,000 in 10% secured convertible promissory notes.

Shares issued for interest

During the quarters ended March 31, 2019 and March 31, 2018, no shares were issued for interest.

In the first quarter of 2019, five holders of our Series AAA Preferred Stock converted 141,356 shares to 16,135,600 shares of our common stock and 16,135,600 warrants at an exercise price of $0.05 per share with an expiration date of December 31, 2019. No conversions took place during the first quarter of 2018

During the quarter ended March 31, 2019, 1,160,000 warrants were converted in a cashless exercise transaction submitted to the Company for 716,944 shares of common stock. No shares were exchanged during the quarter ended March 31, 2018.

In the first quarter of 2019, the Company received equity subscription agreements totaling $1,921,500, net, which include warrant coverage, at an exercise price between $0.06 and $0.12 with an expiration date of September 30, 2023. The Company issued 27,143,553 shares of common stock and 10,364,583 warrants in connection with these transactions. No equity subscription agreements occurred during the first quarter of 2018.

NOTE 6: STOCK BASED OPTIONS AND WARRANTS COMPENSATION

The Company’s results for the quarters ended March 31, 2019 and 2018 include employee share-based compensation expense totaling $3,745,677 and $327,405, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the quarters ended March 31, 2019 and 2018:

	Quarters Ended March 31,
	2019	2018
Employee stock-based compensation - option grants	$–	$273,945
Employee stock-based compensation-stock grants	–	–
Non-Employee stock-based compensation - option grants	–	53,460
Non-Employee stock-based compensation-stock grants	–	–
Non-Employee stock-based compensation-stock warrant	3,745,677	–
	$3,745,677	$327,405

NOTE 7: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 4,000,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 10,000,000. In February 2015, the Board approved, subject to stockholder approval within one year, an increase in the number of shares under the 2009 Plan to 20,000,000 shares; however, stockholder approval was not obtained within the requisite one year and the anticipated increase in the 2009 Plan was canceled. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 10,000,000 shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019. the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 30,000,000 shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 60,000,000 shares. The 2019 Plan required stockholder approval by April 2, 2020 in order to be able to grant incentive stock options under the 2019 Plan. The 2005, 2009, 2016, 2018 and 2019 plans are collectively referred to as the “Plans.”

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

	Three Months Ended March 31,
	2019	2018
Expected volatility	426.76%	173.00%
Expected dividend yield	–	–
Risk-free interest rate	2.53%	2.43%
Expected term (in years)	5	5

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2019	42,000,000	$0.10	4.38	2,981,875
Granted	1,700,000	.17		17,000
Exercised	–	–	–	–
Cancelled / Expired	(50,000)	–	–	–

Outstanding, March 31, 2019	43,650,000	$0.09	3.97	4,461,875

Options exercisable, March 31, 2019	43,650,000	$0.09	3.97	4,461,875

The weighted-average grant-date fair value of options granted during the years ended March 31, 2019 and 2018 was $0.17 and $0.05, respectively. The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2019 and 2018 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices, that were lower than the $0.18 closing price of the Company’s common stock on March 31, 2019.

As of March 31, 2019, the fair value of unamortized compensation cost related to unvested stock option awards was zero.

The option information provided above includes options granted outside of the Plans, which total 2,075,000 as of March 31, 2019.

The weighted average assumptions made in calculating the fair value of warrants granted during the quarters ended March 31, 2019 and 2018 are as follows:

	Quarters Ended March 31,
	2019	2018
Expected volatility	298.53%	0.00%
Expected dividend yield	–	–
Risk-free interest rate	2.44%	0.00%
Expected term (in years)	5	0.00

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2019	175,526,201	$0.14	8.37	$1,504,784
Granted	25,340,184	0.08	8.22	2,510,703
Exercised	–	–	–	–
Cancelled/Expired	–	–	–	–
Outstanding, March 31, 2019	200,866,385	$0.13	8.09	$10,501,568

Warrants exercisable, March 31, 2019	200,866,385	$0.13	8.09	$10,501,568

NOTE 8: COMMITMENTS AND CONTINGENCIES

COMMITMENTS –

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

There are currently no minimum future rentals under non-cancelable lease commitments.

Rent expense was approximately $30,904 and $9,000 for the quarters ended March 31, 2019 and 2018, respectively,

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

Transactions with major customers

During the quarter ended March 31, 2019, five customers accounted for approximately 64% of revenues and for the quarter ended March 31, 2018, two customers accounted for 78% our revenues.

NOTE 8: SUBSEQUENT EVENTS

In April of 2019, the Company received an aggregate of $220,000 through the sale of common stock for a total of 2,200,000 shares of common stock were issued in these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2018 which includes our audited financial statements for the year ended December 31, 2018 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

Critical Accounting Policies

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

Results of Operations

Quarter Ended March 31, 2019 versus Quarter Ended March 31, 2018

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	March 31, 2019	March 31, 2018
Revenue	$1,597,220	$38,703
Cost of Revenues	(912,175)	(61,117)
Gross Income (Loss)	685,045	(22,414)
Selling, General and Administrative Expenses	5,181,721	891,004
Loss from operations	(4,496,676)	(913,418)

We generated revenues of $1,597,220 in the first quarter of 2019 as compared to $38,703 in the same period for fiscal 2018, a change in revenues of $1,558,517. In 2019, with the acquisition of Advangelists LLC we have implemented several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

Cost of revenues was $912,175 or 57.1% of revenues in the first quarter of 2019 as compared to 61,117 or 157.9% of revenues in the same fiscal period of fiscal 2018. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income (loss) was $685,045 or 42.9% of revenues for the first quarter of 2019 as compared to $(22,414) in the same fiscal period of 2018 or 57.9% of revenues. As revenues from the use of our technologies increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $5,181,721 for the first quarter of fiscal 2019 compared to $891,004 in the comparable period of the prior year, an increase of approximately $4,290,717. Such operating cost increases include payroll and related expenses, professional (consulting) and public awareness fees, and non-cash warrant expense of $3,745,749.

The net loss from operations for the first quarter of fiscal 2019 was $4,496,676 as compared to $913,418 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $890,846 at March 31, 2019. Cash used in operating activities for the three months ended March 31, 2019 was $5,967,048. This resulted primarily from a net loss of $4,498,649, offset by a decrease in accounts payable of $259,663, a decrease in accounts receivable of $203,396, increase in accrued expenses and other current liabilities of $52,330, the non-cash change in corporate stack valuation of $1,539,723. Net cash was provided by financing activities of $4,705,252 from the proceeds of the issuance of common stock $1,879,000, subscription receivable of $917,500 and the non-cash cost of issuance of warrants of $3,745,749 for the quarter ended March 31, 2019.

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

Recent Financings

We have completed various financings as described as described under the Notes to Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A. Nevertheless, reference is made to our Form 10-K for the fiscal year ended December 31, 2018 for a description of our risk factors.

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2019 through March 31, 2019, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2019	Common Stock	23,266,930 shares; 16,135,600 warrants	$449,000	Section (a)(9)	Not applicable

Jan. – March 2019	Common Stock and Warrants	20,729,167 shares and 10,364,583 warrants sold upon conversion of preferred stock and cashless exercise of warrants	$1,462,500 received, $162,500 in commissions	Rule 506	Each warrant exercise price from $0.05 to $0.12, expiration dates 12-31-2019 and 9-30-2023

In the three months ended March 31, 2019, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger – Advangelists LLC (25)
2.2	First Amendment to Exhibit 2.1 (25)
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
3.13	Amendment to Certificate of Incorporation – September 2018 (26)
3.14	Amendment to Certificate of Incorporation – February 2019 (26)
3.15	Amendment to Certificate of Incorporation – December 17, 2018 (26)
3.16	Amendment to Certificate of Incorporation –December 4, 2018 (26)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.6	Amendment to Employment Agreement – Dean L. Julia (11)
10.7	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.8	Amendment to Dean L. Julia’s Employment Agreement (16)
10.9	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.10	Employment Agreement – Sean Trepeta (19)
10.11	Employment Agreement – Paul Bauersfeld (19)
10.12	Employment Agreement – Thomas Arnost (20)
10.13	Separation Agreement with Michael D. Trepeta (24)
10.14	Form of Consulting Agreement and Form of Warrant to purchase common stock – (25)
10.15	Employment Agreement dated April 2, 2019 – Dean L. Julia (*)
10.16	Employment Agreement dated April 2, 2019 – Sean Trepeta (*)
10.17	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (*)
10.18	Employment Agreement dated December 7, 2018 – Deepanker Katyal (*)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (26)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Amendment to 2005 Plan (4)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

_____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Left blank intentionally.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Left blank intentionally.
(9)	Left blank intentionally.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Left blank intentionally.
(13)	Left blank intentionally.
(14)	Left blank intentionally.
(15)	Left blank intentionally.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Left blank intentionally.
(18)	Left blank intentionally.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 19, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated March 1, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.
(25) (26)	Incorporated by reference to Form 8-K dated December 11, 2018. Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: May 1, 2019	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: May 1, 2019	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

