Form 10-K/A
period 2018-12-31
Mobiquity Technologies, Inc.
filed 2019-07-03
CIK 1084267

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

EXPLANATORY NOTE

On April 1, 2019 Mobiquity Technologies, Inc. (the “Company”) filed its Annual Report Form 10-K (the “Original Form 10-K”) for the fiscal year ended December 31, 2018. The Original Form 10-K should have included the Report of Independent Registered Public Accounting Firm, by Sadler, Gibb & Associates, LLC, dated April 17, 2018, for the fiscal year ended 2017, but it was inadvertently omitted from the Original Form 10-K that was filed. This Form 10-K Amendment is being filed solely to include same. The Company is refiling Item 8 - Financial Statements, in its entirety.

1

Item 8. Financial Statements

Financial Statements and Supplementary Data

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth herein.

2

MOBIQUITY TECHNOLOGIES, INC.

3

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

Lakewood, CO

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mobiquity Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mobiquity Technologies, Inc. (“the Company”) as of December 31, 2017, and the related consolidated statement of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

April 17, 2018

Mobiquity Technology, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

Assets
Current Assets
Cash and cash equivalents	$624,338	$56,470
Accounts receivable, net	2,479,363	18,576
Prepaid expenses and other current assets	11,700	17,638
Total Current Assets	3,115,401	92,684

Property and equipment, net	6,662	–

Intangibles assets, net	9,250,852	9,960

Other assets
Security deposits	9,000	11,275
Member's loan	131,649	–
Investment in corporate stock	4,284,444	–

Total Assets	$16,798,008	$113,919

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,255,437	$458,281
Accrued expenses	975,359	735,431
Note payables	150,000	204,644
Convertible notes payable	–	2,999,498
Derivative liability	–	666,123
Total Current Liabilities	2,380,796	5,063,977

Long term portion convertible notes, net	–	–

Total Liabilities	2,380,796	5,063,977

Stockholders' Deficit
AAA Preferred stock; 5,000,000 authorized; $0.0001 par value 1,090,588 and 850,588 shares issued and outstanding at December 31, 2018 and December 31, 2017	11,552,513	11,552,513
Preferred stock; 5,000,000 authorized; $0.0001 par value 0 and 240,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	–	25
AAAA Preferred Stock; $.0001 par value; 1,250 shares authorized 1,000 and zero shares issued and outstanding at December 31, 2018 and December 31, 2017	8,000	–
Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and zero issued and outstanding at December 31, 2018 and December 31, 2017	15,000	–
Common stock: 900,000,000 authorized; $0.0001 par value 629,066,933 and 198,375,600 shares issued and outstanding at December 31, 2018 and December 31, 2017	62,922	19,850
Additional paid in capital	129,223,402	44,776,029
Accumulated deficit	(127,108,103)	(61,298,475)
Total Stockholder’s Equity (Deficit)	2,201,221	(16,502,571)
Non-controlling interest	663,478	–
Total Liabilities and Stockholders' Equity	$16,798,008	$113,919

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2018	2017

Revenues-Service	$1,474,392	$385,628
	1,474,392	385,628

Cost of Revenues-Service	1,043,616	684,004
	1,043,616	684,004

Gross Profit (Loss)	430,776	(298,376)

Operating Expenses
Selling, general and administrative	17,257,867	4,908,934
Total Operating Expenses	17,257,867	4,908,934

Loss from operations	(16,827,091)	(5,207,310)

Other Income (Expenses)
Warrant expense	(2,354,458)	–
Interest Expense	(2,304,401)	(3,058,310)
Change in derivative liability	(8,905,784)	3,376,620
Initial derivative expense	(559,728)	(1,284,704)
Loss on settlement of debt	(10,603,942)	(4,071,789)
Gain / Loss on sale of Warrants	(2,222,500)	–
Gain / Loss sale of company stock	(14,732,825)	–
Total Other Income (Expense)	(41,683,638)	(5,038,183)

Loss from continuing operations	$(58,510,729)	$(10,245,493)

Other Comprehensive Income	–	13,047
Unrealized holding gains arising during period	(7,194,479)	–
Less net gain attributable to non-controlling interest	(113,880)	–

Discontinued operations:
(Loss) from operations of discontinued entity	–	(149,608)
Gain on sale of segment	–	278,720

Net Comprehensive Loss	$(65,819,088)	$(10,103,334)

Net Loss Per Common Share:
For continued operations	$(0.18)	$(0.06)
Basic and Diluted	$(0.18)	$(0.05)

Weighted Average Common Shares Outstanding
Basic and Diluted	375,477,797	184,099,336

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity

	AAAA Preferred Stock		Mezzanine Preferred Stock		Series C Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2016							240,000	$25
Common stock issued for warrants							–	–
Common stock issued in exchange for interest							–	–
Common stock issued for services							–	–
Common stock for conversion of debt							–	–
Purchase of common stock							–	–
Stock based compensation							–	–
Derivative conversions							–	–
Mezzanine shares							–	–
Default shares							–	–
Net Loss							–	–
Balance, at December 31, 2017	–	$–	850,588	$11,552,513	–	$–	240,000	$25
Preferred stock series C					1,500	$15,000	–	–
Common stock issued in exchange for interest							–	–
Common stock issued for services							–	–
Purchase of common stock							–	–
Stock based compensation							–	–
Exchange shares	1,000	10,000					–	–
Note conversion							–	–
AAAA preferred conversion	(200)	(2,000)					–	–
Warrant conversions							–	–
Warrants issued							–	–
Derivative conversions							–	–
Default shares			240,000				(240,000)	(25)
Net Loss							–
Balance, at December 31, 2018	800	$8,000	1,090,588	$11,552,513	1,500	$15,000	–	$–

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity (continued)

				Accumulated
			Additional	Other		Non	Total
	Common Stock		Paid-in	Comprehensive	Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	interest	Deficit
Balance, at December 31, 2016	99,020,103	$9,913	$38,652,075	$(13,047)	$(51,182,093)		$(12,533,127)
Common stock issued for warrants	1,916,667	192	95,642		–		95,834
Common stock issued in exchange for interest	9,002,164	900	493,592	–	–		494,492
Common stock issued for services	5,038,332	504	405,950	–	–		406,454
Common stock for conversion of debt	73,440,000	7,344	3,664,656	–	–		3,672,000
Purchase of common stock	6,225,000	623	310,627	–	–		311,250
Stock based compensation	–	–	595,692	–	–		595,692
Derivative conversions	–	–	229,939	–	–		229,939
Mezzanine shares	3,200,000	320	301,180	–	–		301,500
Default shares	533,334	54	26,676	–	–		26,730
Net Loss	–	–	–	13,047	(10,116,381)		(10,103,334)
Balance, at December 31, 2017	198,375,600	$19,850	$44,776,029	$–	$(61,298,474)	$–	$(16,502,570)
Preferred stock series C	–	–	–	–	–		15,000
Common stock issued in exchange for interest	11,500,000	1,150	405,225				406,375
Common stock issued for services	24,725,000	2,472	2,267,268				2,269,740
Purchase of common stock	235,583,334	23,561	24,093,106				24,116,667
Stock based compensation			327,405				327,405
Exchange shares			9,970,000				9,980,000
Note conversion	108,632,999	10,864	10,194,677				10,205,541
AAAA preferred conversion	20,000,000	2,000	2,200,000				2,200,000
Warrant conversions	30,250,000	3,025	3,631,975				3,635,000
Warrants issued			20,578,626				20,578,626
Derivative conversions			10,779,066				10,779,066
Default shares			25				–
Net Loss					(65,809,629)	663,478	(65,146,151)
Balance, at December 31, 2018	629,066,933	$62,922	$129,223,402	$–	$(127,108,103)	$663,478	$2,864,699

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

4

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Dated: Garden City, New York

July 3, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Principal Executive Officer, President and Director	July 3, 2019
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	July 3, 2019
Sean McDonnell

/s/ Sean Trepeta	Director	July 3, 2019
Sean Trepeta

/s/ Thomas Arnost	Chairman of the Board	July 3, 2019
Thomas Arnost

/s/ Gene Salkind	Director	July 3, 2019
Dr. Gene Salkind

/s/ Deepanker Katyal	Director	July 3, 2019
Deepanker Katyal

Dean L. Julia, Sean Trepeta, Thomas Arnost, Dr. Gene Salkind and Deepanker Katyal represent all the current members of the Board of Directors.

5