Form 10-Q
period 2019-06-30
Mobiquity Technologies, Inc.
filed 2019-08-12
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

COMMISSION FILE NUMBER: 000-51160

MOBIQUITY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-3427886
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

35 Torrington Lane
SHOREHAM, NY 11786

(Address of principal executive offices)

(516) 246-9422

(Registrant's telephone number)

N/A

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit such file).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Yes ☐    No ☒

As of August 5, 2019, the registrant had a total of 772,926,000 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Mobiquity Technology, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash	$590,404	$624,338
Accounts receivable (net of allowance for doubtful accounts of $80,600 and $80,600, respectively)	2,997,180	2,479,363
Prepaid expenses and other current assets	216,870	11,700
Total Current Assets	3,804,454	3,115,401

Property and equipment (net of accumulated depreciation of $2,910 and $1,967, respectively)	17,138	6,662
Goodwill	11,837,408	7,425,433
Intangibles assets (net of accumulated amortization of $254,819 and $30,939, respectively)	2,748,857	1,825,419

Other assets
Security deposits	9,000	9,000
Member's Loan	–	131,649
Investment in corporate stock	2,114,093	4,284,444

Total Assets	$20,530,950	$16,798,008

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,072,595	$1,255,437
Accrued expenses	868,891	975,359
Notes payable	4,075,428	150,000
Total Current Liabilities	6,016,914	2,380,796

Long term portion convertible notes, net	4,024,492	–

Total Liabilities	10,041,406	2,380,796

Stockholders' Equity
AAA Preferred stock; 5,000,000 authorized; $0.0001 par value 944,232 and 1,090,588 shares issued and outstanding at June 30, 2019 and December 31, 2018	9,874,327	11,552,513
AAAA Preferred Stock; $.0001 par value; 1,250 shares authorized zero and 800 shares issued and outstanding at June 30, 2019 and December 31, 2018	–	8,000
Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and 1,500 issued and outstanding at June 30, 2019 and December 31, 2018	15,000	15,000
Common stock: 2,000,000,000 authorized; $0.0001 par value 769,426,000 and 629,066,933 shares issued and outstanding at June 30, 2019 and December 31, 2018	76,959	62,922
Additional paid in capital	158,030,959	129,223,402
Accumulated deficit	(157,507,701)	(127,108,103)
Total Stockholders' Equity	10,489,544	13,753,734
Non-controlling interest	–	663,478
Total Liabilities and Stockholders' Equity	$20,530,950	$16,798,008

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018

Revenue	$2,249,485	$241,573	$3,847,494	$280,276

Cost of Revenues	1,248,969	324,984	2,161,144	386,101

Gross Profit (Loss)	1,000,516	(83,411)	1,686,350	(105,825)

Operating Expenses
Selling, general and administrative	6,456,751	782,410	11,638,472	1,673,414
Total Operating Expenses	6,456,751	782,410	11,638,472	1,673,414

Loss from operations	(5,456,235)	(865,821)	(9,952,122)	(1,779,239)

Other Income (Expenses)
Interest Expense	(16,419)	(928,121)	(18,392)	(1,474,133)
Change in derivative liability	–	(263,225)	–	(9,246,435)
Acquisition expense	(2,970,364)	–	(2,970,364)	–
Warrant expense	(15,391,273)	–	(15,391,273)	–
Unrealized holding gains arising during period	(3,290,266)	135,000	(1,750,543)	135,000
Initial derivative expense	–	(314,822)	–	(559,728)
Loss on sale of investments	(316,904)	(6,965,000)	(316,904)	(6,965,000)
Total Other Income (Expense)	(21,985,226)	(8,336,168)	(20,447,476)	(18,110,296)

Loss from continuing operations	$(27,441,461)	$(9,201,989)	$(30,399,598)	$(19,889,535)

Net Comprehensive Loss	$(27,441,461)	$(9,201,989)	$(30,399,598)	$(19,889,535)

Net Loss Per Common Share:
For continued operations	$(0.04)	$(0.04)	$(0.04)	$(0.09)
Basic Diluted	$(0.04)	$(0.04)	$(0.04)	$(0.09)

Weighted Average Common Shares Outstanding Basic and Diluted	687,051,616	226,733,752	718,801,584	227,203,861

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity

	AAAA Preferred Stock		Mezzanine Preferred Stock		Series C Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2017	–	$–	850,588	$11,552,538	–	$–	240,000	$25
Common stock issued in exchange for interest							–	–
Common stock issued for services							–	–
Purchase of common stock							–	–
Stock based compensation							–	–
Net Loss							–	–
Balance, at June 30, 2018	–	$–	850,588	$11,552,513	–	$–	240,000	$25

Balance, at December 31, 2018	800	$8,000	1,090,588	$11,552,513	1,500	$15,000	–	$–
Common stock issued for services							–	–
Purchase of common stock							–	–
Stock based compensation							–	–
Exchange shares	(800)	(8,000)	(146,356)	(1,678,186)			–	–
Cash collected from sub- receivable							–	–
Warrant conversions							–	–
Warrants issued							–	–
Net Loss							–
Balance, at June 30, 2019	–	$–	944,232	$9,874,327	1,500	$15,000	–	$–

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity (continued)

	Common Stock		Additional Paid-in	Non Controlling	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Interest	Receivable	Deficit	Deficit
Balance, at December 31, 2017	198,375,600	$19,850	$44,776,029	$–	$–	$(61,298,474)	$(4,950,032)
Common stock issued in exchange for interest	11,500,000	1,150	405,225	–		–	406,375
Common stock issued for services	3,100,000	310	189,430	–		–	189,740
Purchase of common stock	165,000,000	16,500	14,833,500	–	(260,000)	–	14,590,000
Stock based compensation	–	–	327,405	–		–	327,405
Net Loss	–	–	–			(19,889,535)	(19,889,535)
Balance, at June 30, 2018	377,975,600	$37,810	$60,531,589	$–	$(260,000)	$(81,188,009)	$(9,326,047)

Balance, at December 31, 2018	629,066,933	$62,922	$129,223,402	$663,478	$–	$(127,108,103)	$14,417,212
Common stock issued for services	158,900	16	29,942				29,958
Purchase of common stock	44,643,553	4,465	3,245,035		(917,500)		2,332,000
Stock based compensation	–	–	4,719,000				4,719,000
Exchange shares	94,635,600	9,464	1,676,722				–
Cash collected from sub- receivable					917,500		917,500
Warrant conversions	921,014	92	(92)				–
Warrants issued			19,136,950				19,136,950
Net Loss				(663,478)		(30,399,598)	(31,063,076)
Balance, at June 30, 2019	769,426,000	$76,959	$158,030,959	$–	$–	$(157,507,701)	$10,489,544

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, (Unaudited)

	2019	2018

Cash Flows from Operating Activities:
Net loss	$(30,399,598)	$(19,889,536)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	943	–
Amortization- Intangible Assets	223,880	9,800
Amortization- Debt discount	–	(134,488)
Sale of stock held for investment	102,904	–
Warrants converted to common	3,745,677	–
Change in derivative instrument	–	9,893,866
Stock-based compensation	4,719,000	327,405
Initial derivative expense		559,728
Changes in operating assets and liabilities
Accounts receivable	(517,817)	(203,384)
Prepaid expenses and other assets	(205,170)	7,313
Accounts payable	(182,842)	(38,091)
Accrued expenses and other current liabilities	(110,435)	137,872
Accrued interest	3,967	447,608
Total Adjustments	7,780,107	11,007,629
Net Cash in Operating Activities	(22,619,491)	(8,881,907)

Cash Flows from Investing Activities
Purchase of property and equipment	(11,419)	–
Acquisition expense	(2,970,364)	–
Addition to Goodwill and Intangibles	(2,588,929)	–
Net cash used in Investing Activities	(5,570,712)	–

Cash Flows from Financing Activities
Proceeds from the issuance of notes, net	8,711,504	1,726,731
Proceeds for the issuance of common stock	3,249,500	–
Stock subscription receivable	–	(260,000)
Warrant expense	15,391,273	–
Common stock issued for services	29,958	189,740
Investment in corporate stock	–	7,425,000
Cash paid on bank notes	(629,935)	–-
Loss on sale of company stock	316,904	–
Net Cash Provided by Financing Activities	27,069,204	9,081,471

Net change in Cash and Cash Equivalents	$(1,120,999)	$199,564
Cash and Cash Equivalents, Beginning of period	624,338	56,470
Non-controlling interest	(663,478)	–
Unrealized holding change on securities	1,750,543	(135,000)
Cash and Cash Equivalents, end of period	$590,404	$121,034

Supplemental Disclosure Information
Cash paid for interest	$–	$5,000
Cash paid for taxes	$–	$–

Non-cash Disclosures:
Common Stock Issued for interest	$–	$406,375

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS – On September 10, 2013, Mobiquity Technologies, Inc. changed its name from Ace Marketing & Promotions, Inc. “the Company” or “Mobiquity”). We operate through two wholly owned U.S. subsidiaries, namely, Mobiquity Networks, Inc. and Ace Marketing& Promotions, Inc. Mobiquity Networks owns 100% of Mobiquity Wireless S.L.U, a company incorporated in Spain. This corporation had an office in Spain to support our U.S. operations, which office was closed in the fourth quarter of 2016. Ace Marketing, its legacy marketing and promotions business was successfully sold on October 1, 2017, allowing us to focus our full attention to Mobiquity Networks.

Mobiquity Technologies, Inc., a New York corporation (the “Company”), is the parent company of its operating subsidiary; Mobiquity Networks, Inc. (“Mobiquity Networks”). The Company’s wholly owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale location data and insights on consumer’s real-world behavior and trends for use in marketing and research. With its combined first party location data via its advanced SDK and its various exclusive data sets; Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis, utilizing multiple geo-location technologies. Mobiquity Networks is seeking to implement several new revenue streams from its data collection and analysis, including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

As of the filing date of this Form 10-Q, the Company owns 100% of Advangelists, LLC. Advangelists is a developer of advertising and marketing technology focused on the creation, automation, and maintenance of an advertising technology operating system (or ATOS).  Advangelists’ ATOS platform blends artificial intelligence (or AI) and machine learning (ML) based optimization technology for automatic ad serving that manages and runs digital advertising campaigns.

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

Merger

Mobiquity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glen Eagles Acquisition LP (“GEAL”) (which at the time owned 165,000,000 shares of common stock of Mobiquity, equivalent to approximately 29.6% of the outstanding shares), AVNG Acquisition Sub, LLC (“Merger Sub”) and Advangelists, LLC (“Advangelists”) on November 20, 2018 which provided for Merger Sub to merge into Advangelists, with Advangelists as the surviving company following the merger. The description of the Merger Agreement in the Report on Form 8-K dated December 6, 2018 and in the Previous 8-K is not complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached to the Report on Form 8-K dated December 6, 2018 as Exhibit 2.1, the terms of which are incorporated herein by reference.

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

The foregoing descriptions of the Amendment and the warrants are not complete and are subject to, and qualified in its entirety by, (i) the full text of the Merger Agreement and the Amendment, which are denoted as Exhibit 2.1 and Exhibit 2.2 to the December 6, 2018 Report, and (ii) the full text of the warrants, the form of which is denoted as Exhibit 10.1 to this Report; the terms of both of which are incorporated into this Report by reference.

The transactions contemplated by the Merger Agreement were consummated on December 7, 2018 upon the filing of a Certificate of Merger by Advangelists. As a result of the merger, Mobiquity owned 48% and GEAL owned 52% of Advangelists; and Mobiquity is the sole manager of, and controls, Advangelists.

As a result of Mobiquity having 100% control over Advangelists ASC 810-10-05-3 states “that for LLCs with managing and non-managing members, a managing member is the functional equivalent of a general partner and a non-managing member is the functional equivalent of a limited partner. In this case, a reporting entity with an interest in an LLC (which is not a VIE) would likely apply the consolidation model for limited partnerships if the managing member has the right to make the significant operating and financial decisions of the LLC.” In this case Mobiquity has the right to make the significant operating and financial decisions of Advangelists resulting in consolidation of Advangelists.

On April 30, 2019, the Company entered into a Membership Interest Purchase Agreement with GEAL, pursuant to which the Company acquired from GEAL 3% of the membership interests of Advangelists, for cash in the amount of $600,000 (the “Purchase Price”). The Purchase Price was paid by the Company to GEAL on May 3, 2019. As a result of the Transaction, the Company then owned 51% of the membership interests of Advangelists, with GEAL owning 49% of the membership interests of Advangelists

On May 10, 2019, the Company entered into a Membership Purchase Agreement effective as of May 8, 2019 with Gopher Protocol, Inc. to acquire the 49% interest of Advangelists, which it contemporaneously purchased from GEAL. As a result of this transaction, the Company owns 100% of Advangelists’s Membership Interests.

The acquisition of the 49% of Advangelists membership interests was accomplished in a transaction involving Mobiquity, Glen Eagles Acquisition LP, and Gopher Protocol, Inc.

Gopher acquired the 49% Advangelists membership interest from GEAL and assumed GEAL’s purchase money promissory note to Deepankar Katyal, as representative of the former Advangelists owners (and an officer and director of the Company), with a remaining balance of $7,512,500 in satisfaction of indebtedness owed by GEAL to Gopher. Concurrently with that transaction, Mobiquity acquired the 49% of Advangelists membership interests from Gopher and assumed the $7,512,500 promissory note. We refer you to Item 2.03 of the Form 8-K dated May 10, 2019 for further description of the promissory note, transaction and exhibits. Additionally, warrants for 120 million Mobiquity shares of common stock which are issuable upon the conversion of Mobiquity Class AAAA preferred stock owned by Gopher were amended to provide for a cashless exercise.

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

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc. and its 100% owned subsidiary, Advangelists, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Condensed Consolidated Balance Sheets as of June 30, 2019, the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2019 and 2018 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2019, results of operations for the three months and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Consolidated Financial Statements.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of June 30, 2019, and December 31, 2018, the balances are $590,404 and $624,338, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, consequently, believes that its receivable credit risk exposure is limited. Our current receivables at June 30, 2019 consist of 60% held by four of our largest customers. Our June 30, 2018 receivables consist of 82.8% held by five of our largest customers.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of June 30, 2019, and December 31, 2018, the Company exceeded FDIC limits by $161,150 and $170,762, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of June 30, 2019, and December 31, 2018, allowance for doubtful accounts were $80,600 and $80,600, respectively.

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

LONG LIVED ASSETS – In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company recognized no impairment losses for the period ended June 30, 2019.

PATENTS and TRADEMARKS - Patents and trademarks developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the three months ended June 30, 2019 and June 30, 2018, there were advertising costs of $6,516 and $0, respectively.

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

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of June 30, 2019, we are not a lessor or lessee under any lease arrangements.

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

NOTE: 2 NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 416,789,299 because they are anti-dilutive, as a result of a net loss for the six months ended June 30, 2019.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

Goodwill was generated through acquiring a 48% interest during the fourth Quarter 2018 and an additional 52% interest during the second quarter of 2019 in Advangelists, LLC. As the total consideration paid exceeded the fair value of the net assets acquired.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the six months ended June 30, 2019.

Intangible Assets

At June 30, 2019 and December 31, 2018, definite-lived intangible assets primarily consist of customer relationships which are being amortized over their estimated useful lives of five years.

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

NOTE 4: CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

Summary of Convertible Promissory Notes:

	June 30, 2019	December 31, 2018
CAVU Notes, net	$100,000	$100,000
Berg Notes (a)	50,000	50,000
Deepankar Katyal, et al	7,949,920	–
Total Debt	8,099,920	150,000
Current portion of debt	4,075,428	150,000
Long-term portion of debt	$4,024,492	$–

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date. All other notes have been converted to equity.

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

On May 10, 2019, the Company entered into a Promissory note with Deepankar Katyal, et al, for the acquisition of the balance of Advangelists, LLC, six monthly payments of $250,000 starting May 15, 2019 through October 6, 2019, on December 6, 2019 a payment of $1,500,000, in January of 2020 monthly payments of $500,000 each until October of 2020, with a stated interest rate of 1.5%. As a result of the resulting debt the Company now owns 100% of Advangelists, LLC.

On June 26, 2019, the Company entered into a merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days.

A recap of the derivative instruments is as follows:

Derivative Liability 2018
Beginning balance	$(666,123)
New Issuances	–
Discount on new derivative in excess of note face value	–
Effect on debt extinguishment	666,123
Ending balance	$–

NOTE 5: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares issued for services

During the quarter ended June 30, 2019, the Company issued no shares of common stock in exchange for services rendered.

During the quarter ended June 30, 2018, the Company issued 3,100,000 shares of common stock, at $0.04 to $0.08 per share for $189,740 in exchange for services rendered.

Shares issued for Original Interest Discount

No shares were issued with an original issue discount during the quarter ended June 30, 2019. During the quarter ended June 30, 2018, the Company issued 10,500,000 shares of common stock at a price per share between $0.04 and $0.05 for original issue discount on receipt of $490,000 in unsecured convertible promissory notes.

Shares issued for interest

During the six months ended June 30, 2019 and June 30, 2018, no shares were issued for interest.

In the second quarter of 2019, one holder of our Series AAA Preferred Stock converted 5,000 shares to 500,000 shares of our common stock and 500,000 warrants at an exercise price of $0.05 per share with an expiration date of December 31, 2019. No conversions took place during the second quarter of 2018.

During the quarter ended June 30, 2019, 300,000 warrants were converted in a cashless exercise transaction submitted to the Company for 204,070 shares of common stock. No shares were exchanged during the quarter ended June 30, 2018.

In the second quarter of 2019, the Company received equity subscription agreements totaling $917,500, net, which include warrant coverage, at an exercise price between $0.09 and $0.12 with an expiration date of September 30, 2023. The Company issued 12,500,000 shares of common stock and 7,500,000 warrants in connection with these transactions. No equity subscription agreements occurred during the second quarter of 2018.

NOTE 6: STOCK BASED OPTIONS AND WARRANTS COMPENSATION

Compensation costs related to share-based payment transactions, including warrants and employee stock options, are recognized in the financial statements utilizing the straight-line method for the cost of these awards.

The Company's results for the three-month period ended June 30, 2019 and 2018 include warrant and employee share-based compensation expense totaling $20,110,273 and $0.00, respectively. The Company's results for the six-month period ended June 30, 2019 and 2018 include employee share-based compensation expense totaling $23,855,950 and $327,405, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee stock-based compensation - option grants	$4,719,000	$–	$4,719,000	$273,945
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	–	–	–	53,460
Non-Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation-stock warrant	15,391,273	–	19,136,950	–
Total	$20,110,273	$–	$23,855,950	$327,405

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the three months and six months ended June 30, 2019 and June 30, 2018 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Expected volatility	98.00%	0.00%	262.38%	173.00%
Expected dividend yield	–	–	–	–
Risk-free interest rate	2.41%	0.00%	2.47%	2.43%
Expected term (in years)	7.50	–	6.25	5.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2019	42,000,000	0.10	4.38	$2,981,875
Granted	50,700,000	0.15	9.49	–
Exercised
Cancelled & Expired	(50,000)

Outstanding, June 30, 2019	92,650,000	0.12	6.95	$2,981,875

Options exercisable, June 30, 2019	92,650,000	0.12	6.95	$2,981,875

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2019 and 2018 was $0.15 and $0.05, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2019 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.14 closing price of the Company's common stock on June 30, 2019.

As of June 30, 2019, the fair value of unamortized compensation cost related to unvested stock option awards is $2,272,000.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Expected volatility	105.20%	0.00%	180.85%	0.00%
Expected dividend yield	–	–	–	–
Risk-free interest rate	14.41%	0.00%	9.72%	0.00%
Expected term (in years)	4.19	–	3.52	–

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2019	175,526,201	$0.14	8.37	$1,504,784
Granted	155,446,434	$0.11	4.42	4,891,996
Exercised	–	$–	–	–
Expired	(6,833,336)
Outstanding, June 30, 2019	324,139,299	$0.13	6.34	6,280,113
Warrants exercisable, June 30, 2019	324,139,299	$0.13	6.34	6,280,113

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

Rent expense was approximately $73,086 and $33,387 for the six months ended June 30, 2019 and 2018, respectively,

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

Transactions with major customers

During the six months ended June 30, 2019, four customers accounted for approximately 60% of revenues and for the six months ended June 30, 2018, one customer accounted for approximately 82% our revenues.

NOTE 9: SUBSEQUENT EVENTS

On July 15, 2019, the Company issued 1,000,000 options to purchase shares of Company’s common stock to new employee.

On July 19, 2019, the Company issued 3,125,000 shares of common stock and 1,562,500 warrants for the subscription agreement received from board member Dr. Salkind.

On July 24, 2019, the Company issued 375,000 shares of common stock and 187,500 warrants for the subscription agreement for an individual investor.

On August 6, 2019, Gopher Protocol, Inc. exchanged its 120 million warrants into 20 million shares of restricted common stock.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. hence forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management's Discussion and Analysis, particularly in "Liquidity and Capital Resources," and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) changes in levels of competition from current competitors and potential new competition, (b) possible loss of customers, and (c) the company's ability to attract and retain key personnel, (d) The Company's ability to manage other risks, uncertainties and factors inherent in the business and otherwise discussed in this 10-Q and in the Company's other filings with the SEC. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Company Overview

The Company owns 100% of Advangelists, LLC and it owns 100% of Mobiquity Networks, Inc.

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

As of June 30, 2019, we had approximately 6,000,000 Places in our proprietary Places database. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings.

Results of Operations

Quarter Ended June 30, 2019 versus Quarter Ended June 30, 2018

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	June 30, 2019	June 30, 2018
Revenue	$2,249,485	$241,573
Cost of Revenues	(1,248,969)	(324,984)
Gross Income (Loss)	1,000,516	(83,411)
Selling, General and Administrative Expenses	(6,456,751)	(782,410)
Loss from operations	(5,456,235)	(865,821)

We generated revenues of $2,249,485 in the second quarter of 2019 as compared to $241,573 in the same period for fiscal 2018, a change in revenues of $2,007,912. In 2019, with the acquisition of Advangelists LLC we have implemented several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

Cost of revenues was $1,248,969 or 55.5% of revenues in the second quarter of 2019 as compared to 324,984 or 134.5% of revenues in the same fiscal period of fiscal 2018. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income (loss) was $1,000,516 or 44.50% of revenues for the second quarter of 2019 as compared to $(83,411) in the same fiscal period of 2018 or (34.53%) of revenues. As revenues from the use of our technologies increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $6,456,751 for the second quarter of fiscal 2019 compared to $782,410 in the comparable period of the prior year, an increase of approximately $5,674,341. Such operating cost increases include payroll and related expenses, professional (consulting) and public awareness fees, and non-cash stock-based compensation expenses of $4,391,595.

The net loss from operations for the second quarter of fiscal 2019 was $5,456,235 as compared to $865,821 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business. Including non-cash charges of $4,719,000 for stock based compensation, depreciation and amortization of $131,161 generating a cash loss of $606,074.

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

	Six Months Ended
	June 30, 2019	June 30, 2018
Revenue	$3,847,494	$280,276
Cost of Revenues	(2,161,144)	(386,101)
Gross Income (Loss)	1,686,350	(105,825)
Selling, General and Administrative Expenses	(11,638,472)	(1,673,414)
Loss from operations	(9,952,122)	(1,779,239)

We generated revenues of $3,847,494 in the first six months of 2019 as compared to $280,276 for the same period for fiscal 2018, a change in revenues of $3,567,218. In 2019, with the acquisition of Advangelists LLC, we have implemented several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

Cost of revenues was $2,161,144 or 56.2% of revenues in the first six months of 2019 as compared to 386,101 or 137.8% of revenues in the same fiscal period of fiscal 2018. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income (loss) was $1,686,350 or 43.8% of revenues for the first six months of 2019 as compared to $(105,825) in the same fiscal period of 2018 or (37.8%) of revenues. As revenues from the use of our technologies increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $11,638,472 for the first six months of fiscal 2019 compared to $1,673,414 in the comparable period of the prior year, an increase of approximately $9,965,058. Such operating cost increases include payroll and related expenses, professional (consulting) and public awareness fees, and non-cash warrant expense of $3,745,677, non-cash stock-based compensation of $4,391,595.

The net loss from operations in the first six months of fiscal 2019 was $9,952,122 as compared to $1,779,239 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $590,404 at June 30, 2019. Cash used in operating activities for the six months ended June 30, 2019 was $22,619,491. This resulted primarily from a net loss of $30,399,598 offset by stock-based compensation of $4,719,000, warrant expense $3,745,677 amortization of $223,880, increase in accounts receivable of $517,817, increase in prepaid expenses of $205,170. Cash used in investing activities results from the purchase of property and equipment of $11,419, acquisition expense $2,970,364 and the increase in goodwill and intangibles of $2,588,929. Cash flow from financing activities of $27,069,204 resulted from the proceeds from the issuance of notes of $8,711,504, proceeds from the issuance of common stock $3,249,500, warrant expense $15,391,273, loss on sale of company stock $316,904 and cash paid on loans $629,935.

The Company had cash and cash equivalents of $121,034 at June 30, 2018. Cash used in operating activities for the six months ended June 30, 2018 was $8,881,907. This resulted primarily from a net loss of $19,889,536 offset by stock-based compensation of $327,405 amortization of $9,800, increase in accounts receivable of $203,384 and an initial derivative expense of $559,728 and a change in derivatives of $9,893,866, increase in accrued interest of $447,608, increase in accrued expenses and other current liabilities of $137,872 and an increase in other current assets of $7,313. Cash flow from financing activities of $9,081,471 resulted from the proceeds from the issuance of notes of $1,726,731 and the investment in corporate stock of $7,425,000, common stock issued for services for services rendered $189,740, and the increase in stock subscription receivable of $260,000.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2019 through June 30, 2019, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – June 2019	Common Stock	44,643,553 shares; 21,644,834 warrants	$3,249,500, net	Section (a)(9)	Not applicable

Jan. – June 2019	Common Stock	158,900 shares	Services rendered; no commissions paid	Section 4(2)	N/A

Jan. – June 2019	Common Stock and Warrants	95,556,614 shares and 135,260,600 warrants sold upon conversion of preferred stock and cashless exercise of warrants	No receipt of funds, Commissions paid in cashless warrants	Rule 506	Each warrant exercise price from $0.05 to $0.12, expiration dates 12-31-2019 and 9-30-2023

In the six months ended June 30, 2019, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger – Advangelists LLC (25)
2.2	First Amendment to Exhibit 2.1 (25)
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
3.13	Amendment to Certificate of Incorporation – September 2018 (26)
3.14	Amendment to Certificate of Incorporation – February 2019 (26)
3.15	Amendment to Certificate of Incorporation – December 17, 2018 (26)
3.16	Amendment to Certificate of Incorporation –December 4, 2018 (26)
3.17	Restated Certificate of Incorporation (27)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.6	Amendment to Employment Agreement – Dean L. Julia (11)
10.7	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.8	Amendment to Dean L. Julia’s Employment Agreement (16)
10.9	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.10	Employment Agreement – Sean Trepeta (19)
10.11	Employment Agreement – Paul Bauersfeld (19)
10.12	Employment Agreement – Thomas Arnost (20)
10.13	Separation Agreement with Michael D. Trepeta (24)
10.14	Form of Consulting Agreement and Form of Warrant to purchase common stock – (25)
10.15	Employment Agreement dated April 2, 2019 – Dean L. Julia (30)
10.16	Employment Agreement dated April 2, 2019 – Sean Trepeta (30)
10.17	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (30)
10.18	Employment Agreement dated December 7, 2018 – Deepanker Katyal (30)
10.19	Membership Interest Purchase Agreement dated as of April 30, 2019 (28)
10.20	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)
10.21	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (29)
10.22	Assignment and Assumption Agreement effective as of May 8. 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)

Exhibit
Number	Exhibit Title
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (26)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Amendment to 2005 Plan (4)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

_____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Left blank intentionally.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Left blank intentionally.
(9)	Left blank intentionally.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Left blank intentionally.
(13)	Left blank intentionally.
(14)	Left blank intentionally.
(15)	Left blank intentionally.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Left blank intentionally.
(18)	Left blank intentionally.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 19, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated March 1, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.
(25) (26)	Incorporated by reference to Form 8-K dated December 11, 2018. Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.
(27)	Incorporated by reference to Form 8-K dated July 15, 2019.
(28)	Incorporated by reference to Form 8-K dated April 30, 2019.
(29)	Incorporated by reference to Form 8-K dated May 10, 2019.
(30)	Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: August 12, 2019	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: August 12, 2019	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

