Form 10-Q
period 2019-09-30
Mobiquity Technologies, Inc.
filed 2019-11-07
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Yes ☐    No ☒

As of November 4, 2019, the registrant had a total of 811,193,190 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Mobiquity Technology, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash	$530,483	$624,338
Accounts receivable (net of allowance for doubtful accounts of $80,600 and $80,600, respectively)	3,357,336	2,479,363
Prepaid expenses and other current assets	11,700	11,700
Total Current Assets	3,899,519	3,115,401

Property and equipment (net of accumulated depreciation of $2,910 and $1,967, respectively)	15,069	6,662
Goodwill	11,837,408	7,425,433
Intangible assets (net of accumulated amortization of $254,819 and $30,939, respectively)	2,598,673	1,825,419

Other assets
Security deposits	9,000	9,000
Member's Loan	–	131,649
Investment in corporate stock	18,292	4,284,444

Total Assets	$18,377,961	$16,798,008

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,383,307	$1,255,437
Accrued expenses	889,831	975,359
Notes payable	2,104,064	150,000
Total Current Liabilities	4,377,202	2,380,796

Long term portion convertible notes, net	800,000	–

Total Liabilities	5,177,202	2,380,796

Stockholders' Equity
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 874,232 and 1,090,588 shares issued and outstanding at September 30, 2019 and December 31, 2018	9,324,327	11,552,513
AAAA Preferred Stock; $.0001 par value; 1,250 shares authorized zero and 800 shares issued and outstanding at September 30, 2019 and December 31, 2018	–	8,000
Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and 1,500 issued and outstanding at September 30, 2019 and December 31, 2018	15,000	15,000
Preferred stock Series E; 70,000 authorized; $80 par value 65,625 and zero shares issued and outstanding at September 30, 2019 and December 31, 2018	5,250,000	–
Common stock: 2,000,000,000 authorized; $0.0001 par value 807,402,190 and 629,066,933 shares issued and outstanding at September 30, 2019 and December 31, 2018	80,758	62,922
Treasury stock $.09 par value; 15,000,000 and zero outstanding at September 30, 2019 and December 31, 2018	(1,350,000)	–
Additional paid in capital	161,603,454	129,223,402
Accumulated deficit	(161,722,780)	(127,108,103)
Total Stockholders' Equity	13,200,759	13,753,734
Non-controlling interest	–	663,478
Total Liabilities and Stockholders' Equity	$18,377,961	$16,798,008

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018

Revenue	$2,800,174	$173,441	$6,647,668	$453,717

Cost of Revenues	1,669,245	156,995	3,830,389	543,096

Gross Profit (Loss)	1,130,929	16,446	2,817,279	(89,379)

Operating Expenses
Selling, general and administrative	4,041,411	3,018,732	15,679,883	4,692,146
Total Operating Expenses	4,041,411	3,018,732	15,679,883	4,692,146

Loss from operations	(2,910,482)	(3,002,286)	(12,862,604)	(4,781,525)

Other Income (Expenses)
Interest Expense	(136,542)	(706,056)	(154,934)	(2,180,189)
Change in derivative liability	–	744,489	–	(8,501,946)
Acquisition expense	–	–	(2,970,364)	–
Warrant proceeds	350,000	–	350,000	–
Warrant expense	(486,150)	–	(15,877,423)	–
Unrealized holding gain (loss) arising during period	1,459,316	(3,823,000)	(291,227)	(3,688,000)
Loss on sale of company stock	(350,000)	–	(350,000)	–
Initial derivative expense	–	–	–	(559,728)
Loss on sale of investments	(2,141,221)	(133,333)	(2,458,125)	(7,098,333)
Total Other Income (Expense)	(1,304,597)	(3,917,900)	(21,752,073)	(22,028,196)

Loss from continuing operations	$(4,215,079)	$(6,920,186)	$(34,614,677)	$(26,809,721)

Net Loss Per Common Share:
For continued operations, basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.10)

Weighted Average Common Shares Outstanding, basic and diluted	793,846,699	381,683,665	713,958,457	269,878,347

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity

	AAAA Preferred Stock		Mezzanine Preferred Stock		Series E Preferred Stock		Series C Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2018	800	$8,000	1,090,588	$11,552,513	–	$–	1,500	$15,000	–	$–
Warrants issued	–	–	–	–	–	–	–	–	–	–
Warrant conversions	–	–	–	–	–	–	–	–	–	–
Common stock issued for services	–	–	–	–	–	–	–	–	–	–
Purchase of common stock	–	–	–	–	–	–	–	–	–	–
Exchange shares	–	–	(141,356)	(1,955,686)	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at March 31, 2019	800	$8,000	949,232	$9,596,827	–	$–	1,500	$15,000	–	$–
Purchase of common stock	–	–	–	–	–	–	–	–	–	–
Exchange shares	(800)	(8,000)	(5,000)	277,500	–	–	–	–	–	–
Cash received from Subscription Receivable	–	–	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–	–	–
Warrant conversions	–	–	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–		–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at June 30, 2019	–	$–	944,232	$9,874,327	–	$–	1,500	$15,000	–	$–
Common stock issued for services	–	–	–	–	–	–	–	–	–	–
Purchase of common stock	–	–	–	–	–	–	–	–	–	–
Exchange shares	–	–	(70,000)	(550,000)	–	–	–	–	–	–
Issuance of Preferred stock Series E	–	–	–	–	65,625	5,250,000	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Acquisition of Treasury shares	–	–	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–	–	–
Warrant conversions	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at September 30, 2019	–	$–	874,232	$9,324,327	65,625	$5,250,000	1,500	$15,000	–	$–

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity (continued)

			Additional	Non					Total
	Common Stock		Paid-in	Controlling	Treasury Stock		Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Interest	Shares	Amount	Receivable	Deficit	Equity
Balance, at December 31, 2018	629,066,933	$62,922	$129,223,402	$663,478	–	$–	$–	$(127,108,103)	$14,417,212
Warrants issued	–	–	3,745,677	–			–	–	3,745,677
Warrant conversions	716,944	72	(72)	–			–	–	–
Common stock issued for services	158,900	16	29,942	–			–	–	29,958
Purchase of common stock	27,143,553	2,713	1,876,287	–			(917,500)	–	961,500
Exchange shares	16,135,600	1,614	1,954,072	–			–	–	–
Net Loss	–	–	–	(1,367,425)			–	(1,591,500)	(2,958,925)
Balance, at March 31, 2019	673,221,930	$67,337	$136,829,308	$(703,947)	–	$–	$(917,500)	$(128,699,603)	$16,195,422
Purchase of common stock	17,500,000	1,752	1,368,748	–			–	–	1,370,500
Exchange shares	78,500,000	7,850	(277,350)	–			–	–	–
Cash received from Subscription Receivable	–	–	–	–			917,500	–	917,500
Warrants issued	–	–	15,391,273	–			–	–	15,391,273
Warrant conversions	204,070	20	(20)	–			–	–	–
Stock based compensation	–	–	4,719,000	–			–	–	4,719,000
Net Loss	–	–	–	703,947			–	(28,145,408)	(27,441,461)
Balance, at June 30, 2019	769,426,000	$76,959	$158,030,959	$–	–	$–	$–	$(156,845,011)	$11,152,234
Common stock issued for services	476,190	48	47,571	–			–	–	47,619
Purchase of common stock	3,500,000	351	279,649	–			–	–	280,000
Exchange shares	27,000,000	2,700	529,825	–			–	–	(17,475)
Issuance of Preferred stock Series E	–	–	–	–			–	–	5,250,000
Stock based compensation	–	–	1,880,000	–			–	–	1,880,000
Acquisition of Treasury shares	–	–	–	–	15,000,000	(1,350,000)	–	–	(1,350,000)
Warrants issued	–	–	486,150	–			–	–	486,150
Warrant conversions	7,000,000	700	349,300	–			–	–	350,000
Net Loss	–	–	–	–			–	(4,877,769)	(4,877,769)
Balance, at September 30, 2019	807,402,190	$80,758	$161,603,454	$–	15,000,000	$(1,350,000)	$–	$(161,722,780)	$13,200,759

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity (continued)

	AAAA Preferred Stock		Mezzanine Preferred Stock		Series E Preferred Stock		Series C Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2017	–	$–	850,588	$11,552,513	–	$–	–	$–	240,000	$25
Common stock issued in exchange for interest	–	–	–	–			–	–	–	–
Stock based compensation	–	–	–	–			–	–	–	–
Net Loss	–	–	–	–			–	–	–	–
Balance, at March 31, 2018	–	$–	850,588	$11,552,513	–	$–	–	$–	240,000	$25
Common stock issued for services	–	–	–	–	–	–	–	–	–	–
Common stock issued in exchange for interest	–	–	–	–	–	–	–	–	–	–
Purchase of common stock	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at June 30, 2018	–	$–	850,588	$11,552,513	–	$–	–	$–	240,000	$25
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Common stock issued for services	–	–	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–	–	–
Stock subscription received	–	–	–	–	–	–	–	–	–	–
Issuance of AAAA preferred shares	1,000	10,000	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at September 30, 2018	1,000	$10,000	850,588	$11,552,513	–	$–	–	$–	240,000	$25

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity

			Additional	Non					Total
	Common Stock		Paid-in	Controlling	Treasury Stock		Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Interest	Shares	Amount	Receivable	Deficit	Equity
Balance, at December 31, 2017	198,375,600	$19,850	$44,776,029	$–	–	$–	$–	$(61,298,474)	(4,950,057)
Common stock issued in exchange for interest	1,000,000	100	31,275	–	–	–	–	–	31,375
Stock based compensation	–	–	327,405	–	–	–	–	–	327,405
Net Loss	–	–	–	–	–	–	–	(10,687,546)	(10,687,546)
Balance, at March 31, 2018	199,375,600	$19,950	$45,134,709	$–	–	$–	$–	$(71,986,020)	$(15,278,823)
Common stock issued for services	3,100,000	310	189,430	–	–	–	–	–	189,740
Common stock issued in exchange for interest	10,500,000	1,050	373,950	–	–	–	–	–	375,000
Purchase of common stock	165,000,000	16,500	14,833,500	–	–	–	(260,000)	–	14,590,000
Net Loss	–	–	–	–	–	–	–	(9,201,989)	(9,201,989)
Balance, at June 30, 2018	377,975,600	$37,810	$60,531,589	$–	–	$–	$(260,000)	$(81,188,009)	$(9,326,072)
Stock based compensation	–	–	1,435,208	–	–	–	–	–	1,435,208
Common stock issued for services	11,300,000	1,130	1,013,870	–	–	–	–	–	1,015,000
Common stock issued for cash	4,583,333	458	407,875	–	–	–	–	–	408,333
Stock subscription received	–	–		–	–	–	260,000	–	260,000
Issuance of AAAA preferred shares	–	–	9,970,000	–	–	–	–	–	9,980,000
Net Loss	–	–	–	–	–	–	–	(6,920,187)	(6,920,187)
Balance, at September 30, 2018	393,858,933	$39,398	$73,358,542	$–	–	$–	$–	$(88,108,196)	$(3,147,718)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, (Unaudited)
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(34,614,677)	$(23,121,721)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,012	9,960
Amortization - Intangible Assets	374,064	–
Amortization- Debt discount	–	287,025
Initial derivative expense	–	559,728
Change in derivative instrument	–	8,501,946
Warrants converted to common	–	1,762,613
Warrant expense	4,095,677	–
Stock-based compensation	6,599,000	–
Changes in operating assets and liabilities
Accounts receivable	(877,973)	(83,329)
Prepaid expenses and other assets	–	17,213
Accounts payable	127,870	(140,627)
Investment in corporate stock	–	(17,405,000)
Accrued expenses and other current liabilities	(94,408)	191,959
Accrued interest	8,880	732,102
Total Adjustments	10,236,122	(5,566,410)
Net Cash in Operating activities	(24,378,555)	(28,688,131)

Cash Flows from Investing Activities
Purchase of property and equipment	(11,419)	–
Proceeds from sale of investments	166,800	–
Acquisition expense	(2,970,364)	–
Issuance of note on purchase of subsidiary	7,512,500	–
Issuance of Series E Preferred stock	5,250,000	–
Addition to Goodwill and Intangibles	(2,588,929)	–
Net cash used in Investing Activities	7,358,588	–

Cash Flows from Financing Activities
Convertible notes issued for cash, net	–	1,349,431
Common stock issued for cash, net	3,529,500	275,000
Proceeds from sale of common stock	–	14,850,000
Proceeds from the issuance of notes	2,249,004	209,229
Note conversion to Series E Preferred stock	(5,235,224)	–
Common stock issued for services	77,577	1,204,740
Common stock issued for interest	–	406,375
Cash paid on bank loans	(1,640,567)	(263,873)
Loss on sale of investments	2,458,125	7,098,333
AAAA preferred stock converted to common stock	(17,475)	–
Warrant expense	15,877,423	–
Net Cash Provided by financing Activities	17,298,363	25,129,235

Net change in Cash and Cash Equivalents	278,396	(3,558,896)
Cash and Cash Equivalents, Beginning of period	624,338	56,470
Non-controlling interest	(663,478)	–
Unrealized holding change on securities	291,227	3,688,000
Cash and Cash Equivalents, end of period	$530,483	$185,574

Supplemental Disclosure Information
Cash paid for interest	$146,054	$5,000
Cash paid for taxes	$256,787	$–

Non-cash Disclosures:
Investment in corporate stock	$–	$17,405,000
Recognition of debt discount	$–	$287,025

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

MOBIQUITY TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
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

Mobiquity Technologies, Inc., a New York corporation (the “Company”), is the parent company of its operating subsidiaries; Mobiquity Networks, Inc. (“Mobiquity Networks”) and Advangelists, LLC (Advangelists). The Company’s wholly owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale location data and insights on consumer’s real-world behavior and trends for use in marketing and research. Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis, utilizing multiple geo-location technologies. Mobiquity Networks is seeking to implement several new revenue streams from its data collection and analysis, including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

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

On September 13, 2019, the Company repurchased fifteen million shares of common stock for the aggregate by exchanging 110,000 shares of GTCH common stock held for investment purposes.

Recent Developments

GTech SPA

Effective as of September 13, 2019, Mobiquity Technologies, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “GTECH SPA”) with GBT Technologies, Inc. (“GTECH”), pursuant to which the Company acquired from GTECH 15,000,000 shares of the Company’s common stock that was owned by GTECH (the “MOBQ Shares”). In consideration for the purchase of the MOBQ Shares from GTECH, the Company transferred to GTECH 110,000 shares of GTECH’s common stock that was owned by the Company.

The foregoing description of the GTECH SPA is not complete and is subject to, and qualified in its entirety by, the full text of the Agreement, a copy of which is attached to this Current Report as Exhibit 10.1, the terms of which are incorporated herein by reference.

On September 13, 2019, Advangelists, LLC, a wholly-owned subsidiary of the Company (“AVNG”), entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Deepankar Katyal, the CEO of AVNG, which amends Mr. Katyal’s original employment agreement (the “Original Katyal Agreement”), dated as of December 7, 2018. Pursuant to the Katyal Amendment, among other things, (i) the Company agreed to indemnify Mr. Katyal to the extent provided in the Company’s Certificate of Incorporation (the “Certificate”) and By-laws and to include Mr. Katyal as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Katyal with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Katyal Agreement ceased. In addition, the Katyal Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Katyal, and entitles Mr. Katyal to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s gross revenue (the “Gross Revenue”) for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Katyal Amendment;

•	Commissions equal to 10% of the Net Revenues (as defined in the Katyal Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.09 per share, of which 10,000,000 vest on the date of the Katyal Amendment, and of which 5,000,000 vest on the one year anniversary of the Katyal Amendment.

In connection with the Katyal Amendment, on September 13, 2019, the Company entered into a Class B Preferred stock Redemption Agreement (the “Katyal Redemption Agreement”), pursuant to which the Company redeemed the Company’s Class B Stock owned by Katyal.

On September 13, 2019, AVNG entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Lokesh Mehta, which amends Mr. Mehta’s original employment agreement (the “Original Mehta Agreement”), dated as of December 7, 2018. Pursuant to the Mehta Amendment, among other things, (i) the Company agreed to indemnify Mr. Mehta to the extent provided in the Company’s Certificate and By-laws and to include Mr. Mehta as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Mehta with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Mehta Agreement ceased. In addition, the Mehta Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Mehta, and entitles Mr. Mehta to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s Gross Revenue for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Mehta Amendment;

•	Commissions equal to 5% of the Net Revenues (as defined in the Mehta Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.09 per share, of which 10,000,000 vest on the date of the Mehta Amendment, and of which 5,000,000 vest on the one year anniversary of the Mehta Amendment.

In connection with the Mehta Amendment, on September 13, 2019, the Company entered into a Class B Preferred Stock Redemption Agreement (the “Mehta Redemption Agreement”), pursuant to which the Company redeemed the Company’s Class B Stock owned by Mehta.

The foregoing description of the Katyal Amendment, Katyal Redemption Agreement, Mehta Amendment, and Mehta Redemption Agreement is not complete and is subject to, and qualified in its entirety by, the full text of the Katyal Amendment, Katyal Redemption Agreement, Mehta Amendment, and Mehta Redemption Agreement, copies of which were attached to a Form 8-K dated September 13, 2019 as Exhibits 10.2, 10.3, 10.4, and 10.5, respectively, the terms of which are incorporated herein by reference.

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

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing& Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc. and its 100% owned subsidiary, Advangelists, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Condensed Consolidated Balance Sheets as of September 30, 2019, the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2019 and 2018 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2019, results of operations for the three months and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Consolidated Financial Statements.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of September 30, 2019, and December 31, 2018, the balances are $530,483 and $624,338, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, consequently, believes that its receivable credit risk exposure is limited. Our current receivables at September 30, 2019 consist of 55.11% held by five of our largest customers. Our September 30, 2018 receivables consist of 83% held by two of our largest customers.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of September 30, 2019, and December 31, 2018, the Company exceeded FDIC limits by zero and $170,762, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of September 30, 2019, and December 31, 2018, allowance for doubtful accounts were $80,600 and $80,600, respectively.

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

LONG LIVED ASSETS – In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company recognized no impairment losses for the period ended September 30, 2019.

PATENTS and TRADEMARKS - Patents and trademarks developed during the prior years were capitalized for the period of development and testing. Expenditures during the planning stage and after implementation have been expensed in accordance with ASC 985.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the three months ended September 30, 2019 and September 30, 2018, there were advertising costs of $9,746 and $0, respectively.

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

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of September 30, 2019, we are not a lessor or lessee under any lease arrangements.

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

NOTE 2: NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 318,756,799 because they are anti-dilutive, as a result of a net loss for the nine months ended September 30, 2019.

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

The Company tests goodwill by estimating fair value using a Discounted Cash Flow (“DCF”) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. There were no impairment charges during the nine months ended September 30, 2019.

Intangible Assets

At September 30, 2019 and December 31, 2018, definite-lived intangible assets primarily consist of customer relationships which are being amortized over their estimated useful lives of five years.

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

NOTE 4: CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES

Summary of Convertible Promissory Notes:

	September 30, 2019	December 31, 2018
CAVU Notes, net	$40,000	$100,000
Berg Notes (a)	50,000	50,000
Dr. Salkind, et al	800,000	–
Business Capital Providers	332,859	–
Deepankar Katyal, et al	1,681,205	–
Total Debt	2,904,064	150,000
Current portion of debt	2,104,064	150,000
Long-term portion of debt	$800,000	$–

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date. All other notes have been converted to equity.

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

On August 1, 2019, the Company entered into a second merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days.

On September 13, 2019, Dr. Gene Salkind, who is a director of the Company, and an affiliate of Dr. Salkind (collectively, the “Lenders”) subscribed for convertible promissory notes (the “Note”) and loaned to the Company an aggregate of $2,300,000 (the “Loans”) payable in three installments in September 13 received net $720.000, October and November 2019.

The Notes bear interest at a fixed rate of 15% per annum, computed based on a 360-day year of twelve 30-day months and will be payable monthly in arrears. Interest on the Notes is payable in cash, or, at the Lenders’ option, in shares of the Company’s common stock. The principal amount due under the Notes will be payable on September 30, 2029, unless earlier converted pursuant to the terms of the Notes.

Subject to the Company obtaining prior approval from the Company’s shareholders for the issuance of shares of common stock upon conversion of the Notes, if and to the extent required by the New York Business Corporation Law, the Notes will be convertible into equity of the Company upon the following events on the following terms:

•	At any time at the option of the Lenders, the outstanding principal under the Notes will be converted into shares of common stock of the Company at a conversion price of $0.08 per share (the “Conversion Price”).

•	at any time that the trailing thirty (30) day volume weighted average price per share (as more particularly described in the Notes) of the Company’s common stock is above $1.00 per share, until the Notes are no longer outstanding, the Company may convert the entire unpaid un-converted principal amount of the Notes, plus all accrued and unpaid interest thereon, into shares of the Company’s common stock at the Conversion Price.

The Notes contain customary events of default, which, if uncured, entitle the Lenders thereof to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, their Notes.

In connection with the subscription of the Notes, the Company issued to each Lender a warrant to purchase one share of the Company’s common stock for every two shares of common stock issuable upon conversion of the Notes, at an exercise price of $0.12 per share (the “Lender Warrants”).

The foregoing is a brief description for the subscription of the Notes and the terms of the Notes and the Lender Warrants, and is qualified in its entirety by reference to the full text of the Subscription Agreements, Notes, and Lender Warrants, copies of which are attached to the Form 8-K dated September 13, 2019 as Exhibit 10.6, 10.7, 10.8, 10.9, and 10.10, the terms of which are incorporated herein by reference.

As previously disclosed in its Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2019 (the “May 8-K”), the Company assumed a promissory note (the “AVNG Note”) payable to Deepankar Katyal (the “Payee”), as representative of the former owners of AVNG, which at the time of assumption had a remaining principal balance of $7,512,500. Simultaneously with the assumption of the AVNG Note, the AVNG Note was amended and restated as disclosed in the May 8-K (the “First Amended AVNG Note”). Effective as of September 13, 2019, the Company and Payee entered into a Second Amended and Restated Promissory Note (the “Second Amended AVNG Note”), in the principal amount of $6,750,000, pursuant to which the repayment terms under the First Amended AVNG Note were amended and restated as follows:

•	$5,250,000 of the principal balance remaining due under the Second Amended AVNG Note is payable by the delivery of (i) 65,625 shares of the Company’s newly designated Class E Preferred Stock, which is convertible into 65,625,000 shares the Company’s common stock, and (ii) common stock purchase warrants to purchase 32,812,500 shares of the Company’s common stock, at an exercise price of $0.12 per share (the “AVNG Warrant”).

•	$1,530,000 of the principal balance, inclusive of all accrued and unpaid interest, remaining due under the Second Amended AVNG Note in three equal consecutive monthly installments of $510,000, commencing on September 15, 2019 and on the 15th day of each month thereafter until paid in full.

The Second Amended AVNG Note provides that upon an Event of Default (as defined in the Second Amended AVNG Note), and upon the election of the Payee, (i) the shares of Class E Preferred Stock issuable pursuant to the terms of the Second Amended AVNG Note, and any shares of the Company’s common stock issued upon the conversion of the Class E Preferred Stock, shall be cancelled and cease to issued and outstanding, (ii) the AVNG Warrants (as defined below), to the extent unexercised, shall be cancelled, and (iii) the Second Amended AVNG Note shall be cancelled and the repayment of the principal amount remaining due to Payee shall be paid in accordance with the terms of the First Amended AVNG Note.

The foregoing is a brief description of the terms of the Second Amended AVNG Note and AVNG Warrant, and is qualified in its entirety by reference to the full text of the Second Amended AVNG Note and AVNG Warrant, copies of which are attached to the Form 8-K dated September 13, 2019 as Exhibit 10.11 and 10.12, the terms of which are incorporated herein by reference.

A recap of the derivative instruments is as follows:

Derivative Liability 2018
Beginning balance	$(666,123)
New Issuances	–
Discount on new derivative in excess of note face value	–
Effect on debt extinguishment	666,123
Ending balance	$–

NOTE 5: STOCKHOLDERS’ EQUITY (DEFICIT)

Amendment to Certified Articles of Incorporation.

As approved by the Company’s Board of Directors on September 10, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of New York to designate the rights, preferences and limitations of 70,000 shares of the Company’s authorized 5,000,000 shares of Preferred Stock, $.0001 par value, as Class E Preferred Stock, $0.0001 per share (“Class E Preferred Stock”).

The foregoing description of the Certificate of Amendment is not complete and is subject to, and qualified in its entirety by, the full text of the Certificate of Amendment, which was attached to a Form 8-K dated September 13, 2019 as Exhibit 3.1, the terms of which are incorporated herein by reference.

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

Shares issued for services

During the quarter ended September 30, 2019, the Company issued 476,190 shares of common stock, at $0.10 per share for $47,619 in exchange for services rendered.

During the quarter ended September 30, 2018, the Company issued 11,300,000 shares of common stock, at $0.08 to $0.09 per share for $1,015,000 in exchange for services rendered.

Shares issued for Original Interest Discount

No shares were issued with an original issue discount during the quarters ended September 30, 2019 and 2018.

Shares issued for interest

During the quarters ended September 30, 2019 and September 30, 2018, no shares were issued for interest.

In the third quarter of 2019, three holders of our Series AAA Preferred Stock converted 70,000 shares to 7,000,000 shares of our common stock and 7,000,000 warrants at an exercise price of $0.05 per share with an expiration date of December 31, 2019. No conversions took place during the third quarter of 2018.

During the quarter ended September 30, 2019, 7,000,000 warrants were converted at $0.05 per share for $350,000 to the Company for 7,000,000 shares of common stock. No shares were exchanged during the quarter ended September 30, 2018.

In the third quarter of 2019, the Company received equity subscription agreements totaling $252,000, net, which include warrant coverage, at an exercise price between $0.09 and $0.12 with an expiration date of September 30, 2023. The Company issued 3,500,000 shares of common stock and 4,170,000 warrants in connection with these transactions. In the third quarter of 2018, the Company received equity subscription agreements totaling $275,000, net, which include warrant coverage, at an exercise price of $0.12 with and expiration date of September 30, 2023. The Company issued 4,583,334 shares of common stock and 2,291,667 warrants in connection with these transactions.

NOTE 6: STOCK BASED OPTIONS AND WARRANTS COMPENSATION

Compensation costs related to share-based payment transactions, including warrants and employee stock options, are recognized in the financial statements utilizing the straight-line method for the cost of these awards.

The Company's results for the three-month period ended September 30, 2019 and 2018 include warrant and employee share-based compensation expense totaling $2,366,150 and $1,435,208, respectively. The Company's results for the nine-month period ended September 30, 2019 and 2018 include employee share-based compensation expense totaling $26,222,100 and $1,762,613, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within selling, general and administrative expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee stock-based compensation - option grants	$1,880,000	$–	$6,599,000	$273,945
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	–	–	–	53,460
Non-Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation-stock warrant	486,150	1,435,208	19,623,100	1,435,208
Total	$2,366,150	$1,435,208	$26,222,100	$1,762,613

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the three months and nine months ended September 30, 2019 and September 30, 2018 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Expected volatility	162.42%	0.00%	242.39%	0.00%
Expected dividend yield	–	–	–	–
Risk-free interest rate	1.75%	0.00%	2.32%	0.00%
Expected term (in years)	5.0	–	6.0	–

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2019	42,000,000	0.10	4.38	$2,981,875
Granted	70,700,000	0.13	8.03	1,200,000
Exercised
Cancelled & Expired	(175,000)

Outstanding, September 30, 2019	112,525,000	0.12	6.40	$4,551,875

Options exercisable, September 30, 2019	112,525,000	0.12	6.40	$4,551,875

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $0.09 and $0.05, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2019 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.15 closing price of the Company's common stock on September 30, 2019.

As of September 30, 2019, the fair value of unamortized compensation cost related to unvested stock option awards is $2,272,000.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Expected volatility	140.17%	0.00%	173.58%	0.00%
Expected dividend yield	–	–	–	–
Risk-free interest rate	11.10%	0.00%	8.32%	0.00%
Expected term (in years)	3.43	–	3.50	–

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2019	175,526,201	$0.14	8.37	$1,504,784
Granted	164,546,434	$0.02	0.62	2,205,873
Exercised	(127,000,000)	$–	–	–
Expired	(6,840,836)	–	–	–
Outstanding, September 30, 2019	206,231,799	$0.13	6.87	5,057,177
Warrants exercisable, September 30, 2019	206,231,799	$0.13	6.87	5,057,177

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

Rent expense was approximately $89,842 and $42,387 for the nine months ended September 30, 2019 and 2018, respectively,

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

Transactions with major customers

During the nine months ended September 30, 2019, five customers accounted for approximately 55.11% of revenues and for the nine months ended September 30, 2018, four customers accounted for approximately 51.74% our revenues.

NOTE 9: SUBSEQUENT EVENTS

On October 29, 2019, Thomas Arnost has resigned his position as executive officer and director of the corporation.

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

As of September 30, 2019, we had approximately 6,300,000 Places in our proprietary Places database. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings.

Results of Operations

Quarter Ended September 30, 2019 versus Quarter Ended September 30, 2018

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	September 30, 2019	September 30, 2018
Revenue	$2,800,174	$173,441
Cost of Revenues	(1,669,245)	(156,995)
Gross Profit	1,130,929	16,446
Selling, General and Administrative Expenses	(4,041,411)	(3,018,286)
Loss from operations	(2,910,482)	(3,002,286)

We generated revenues of $2,800,174 in the third quarter of 2019 as compared to $173,441 in the same period for fiscal 2018, a change in revenues of 2,626,733. In 2019, with the acquisition of Advangelists LLC we have implemented several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

Cost of revenues was $1,669,245 or 59.6% of revenues in the third quarter of 2019 as compared to $156,995 or 90.5% of revenues in the same fiscal period of fiscal 2018. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Profit was $1,130,929 or 40.4% of revenues for the third quarter of 2019 as compared to $16,446 in the same fiscal period of 2018 or 9.50% of revenues. As revenues from the use of our technologies increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $4,041,411 for the third quarter of fiscal 2019 compared to $3,018,286 in the comparable period of the prior year, an increase of approximately $1,023,125. Such operating cost increases include payroll and related expenses, professional (consulting) and public awareness fees, and non-cash stock-based compensation and warrant expenses of $930,942.

The net loss from operations for the third quarter of fiscal 2019 was $2,910,482 as compared to $3,002,286 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business. Including non-cash charges of $2,366,150 for stock-based compensation and warrant charges, depreciation and amortization of $150,184 generating a cash loss of $394,148.

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

	Nine Months Ended
	September 30, 2019	September 30, 2018
Revenue	$6,647,668	$453,717
Cost of Revenues	(3,830,389)	(543,096)
Gross Profit (Loss)	2,817,279	(83,379)
Selling, General and Administrative Expenses	(15,679,883)	(4,692,146)
Loss from operations	(12,862,604)	(4,781,525)

We generated revenues of $6,647,668 in the first nine months of 2019 as compared to $453,717 for the same period for fiscal 2018, a change in revenues of $6,193,951. In 2019, with the acquisition of Advangelists LLC, we have implemented several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research.

Cost of revenues was $3,830,389 or 57.6% of revenues in the first nine months of 2019 as compared to $543,096 or 119.7% of revenues in the same fiscal period of fiscal 2018. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Profit (loss) was $2,817,279 or 42.4% of revenues for the first nine months of 2019 as compared to $(83,379) in the same fiscal period of 2018 or (18.4%) of revenues. As revenues from the use of our technologies increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $15,679,883 for the first nine months of fiscal 2019 compared to $4,692,146 in the comparable period of the prior year, an increase of approximately $10,987,737. Such operating cost increases include payroll and related expenses, professional (consulting) and public awareness fees, and non-cash warrant expense of $4,231,827, non-cash stock-based compensation of $6,599,000.

The net loss from operations in the first nine months of fiscal 2019 was $12,862,604 as compared to $4,781,525 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $530,483 at September 30, 2019. Cash used in operating activities for the nine months ended September 30, 2018 was $24,378,555 This resulted primarily from a net loss of $34,614,677 offset by stock based compensation of $6,599,000, warrant expense of $4,095,677 amortization of $374,064, increase in accounts receivable of $877,973, change in accrued expenses and other current liabilities of $94,408 and a change in of accounts payable and accrued expenses of $127,870. Cash flow from financing activities of $17,298,363 resulted from the proceeds from the issuance of the Company's convertible notes of $2,249,004 and the issuance of common stock $3,529,500, loss on sale of company stock $2,458,125, warrant expense $15,877,423, conversion of note to preferred stock $5,235,224, cash paid on bank loans $1,640,567.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2019 through September 30, 2019, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – Sept. 2019	Common Stock	48,143,553 shares; 23,744,834 warrants	$3,529,500, net	Section (a)(9)	Not applicable

Jan. – Sept. 2019	Common Stock	635,090 shares	Services rendered; no commissions paid	Section 4(2)	N/A

Jan. – Sept. 2019	Common Stock and Warrants	121,635,600 shares and 143,093,934 warrants sold upon conversion of preferred stock and cashless exercise of warrants	No receipt of funds, Commissions paid in cashless warrants	Rule 506	Each warrant exercise price from $0.05 to $0.12, expiration dates 12-31-2019 and 9-30-2023

In the nine months ended September 30, 2019, there were 15 million repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger – Advangelists LLC (25)
2.2	First Amendment to Exhibit 2.1 (25)
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
3.13	Amendment to Certificate of Incorporation – September 2018 (26)
3.14	Amendment to Certificate of Incorporation – February 2019 (26)
3.15	Amendment to Certificate of Incorporation – December 17, 2018 (26)
3.16	Amendment to Certificate of Incorporation – December 4, 2018 (26)
3.17	Restated Certificate of Incorporation (27)
3.18	Amendment to Certificate of Incorporation dated September 13, 2019 (32)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)

Exhibit
Number	Exhibit Title
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.6	Amendment to Employment Agreement – Dean L. Julia (11)
10.7	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.8	Amendment to Dean L. Julia’s Employment Agreement (16)
10.9	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.10	Employment Agreement – Sean Trepeta (19)
10.11	Employment Agreement – Paul Bauersfeld (19)
10.12	Employment Agreement – Thomas Arnost (20)
10.13	Separation Agreement with Michael D. Trepeta (24)
10.14	Form of Consulting Agreement and Form of Warrant to purchase common stock – (25)
10.15	Employment Agreement dated April 2, 2019 – Dean L. Julia (30)
10.16	Employment Agreement dated April 2, 2019 – Sean Trepeta (30)
10.17	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (30)
10.18	Employment Agreement dated December 7, 2018 – Deepanker Katyal (30)
10.19	Membership Interest Purchase Agreement dated as of April 30, 2019 (28)
10.20	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)
10.21	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (29)
10.22	Assignment and Assumption Agreement effective as of May 8. 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)
10.23	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (31)
10.24	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advaneglists, LLC and Deepankar Katyal (31)
10.25	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal (31)
10.26	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advaneglists, LLC and Lokesh Mehta (31)
10.27	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Lokseh Mehta (31)
10.28	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (32)
10.29	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (32)
10.30	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (32)
10.31	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (32)
10.32	Form of Lender Warrant (32)
10.33	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (31)
10.34	Form of Common Stock Purchase Warrant (31)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (26)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Amendment to 2005 Plan (4)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

 _____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Left blank intentionally.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Left blank intentionally.
(9)	Left blank intentionally.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Left blank intentionally.
(13)	Left blank intentionally.
(14)	Left blank intentionally.
(15)	Left blank intentionally.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Left blank intentionally.
(18)	Left blank intentionally.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 19, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated March 1, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.
(25) (26)	Incorporated by reference to Form 8-K dated December 11, 2018. Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.
(27)	Incorporated by reference to Form 8-K dated July 15, 2019.
(28)	Incorporated by reference to Form 8-K dated April 30, 2019.
(29)	Incorporated by reference to Form 8-K dated May 10, 2019.
(30)	Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.
(31)	Incorporated by reference to Form 8-K dated September 13, 2019.
(32)	Incorporated by reference to Form 8-K/A dated September 13, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: November 7, 2019	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: November 7, 2019	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

