Form 10-K
period 2019-12-31
Mobiquity Technologies, Inc.
filed 2020-03-25
CIK 1084267

Table of Contents

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

COMMISSION FILE NUMBER: 000-51160

MOBIQUITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

New York	11-3427886
(State of jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

35 Torrington Lane Shoreham, NY	11786
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(516) 246-9422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 Par Value

(Title of each class)

_________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2019, the number of shares of Common Stock held by non-affiliates was approximately 361,209,245 shares based upon 772,926,000 shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $0.14 per share as of June 28, 2019) of the Company’s Common Stock held by non-affiliates was approximately $50,569,000.

The number of shares outstanding of the Registrant’s Common Stock, as of March 25, 2020, was 947,492,640

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

As used in this Form 10-K, the terms “we,” “our,” “us,” “Mobiquity Technologies” or “the Company” refer to Mobiquity Technologies, Inc. and its subsidiaries, taken as a whole, unless the context otherwise requires it.

i

ii

PART I

Item 1. Business

Introduction

Mobiquity Technologies, Inc., a New York corporation (the “Company”) owns 100% of Advangelists, LLC (“Advangelists”) and 100% of Mobiquity Networks, Inc. (“Mobiquity Network”) as wholly owned subsidiaries.

Advangelists Overview

Advangelists is a developer of advertising and marketing technology focused on the creation, automation, and maintenance of an advertising technology operating system (or ATOS).  Advangelists’ ATOS platform blends artificial intelligence (or AI) and machine learning (ML) based optimization technology for automatic ad serving that manages and runs digital advertising inventory and campaigns.

The ATOS platform:

•	creates an automated marketplace of advertisers and publishers on digital media outlets to host online auctions to facilitate the sale of digital advertising (known as digital real estate) targeted at users while engaged on their connected TV, laptop, tablet, desktop computer, mobile and OTT devices, and

•	gives advertisers the capability to understand and interact with their audiences and engage them in a meaningful way by using ads in both image and video formats (known as rich media) to increase their awareness, customer base and foot traffic to their physical locations.

Advangelists’ marketplace engages with approximately 20 billion advertisement opportunities per day. Our sales and marketing strategy is focused on creating a de-fragmented operating system that makes it considerably more efficient and effective for advertisers and publishers to transact with each other. Our goal is to create a standardized and transparent medium.

Advangelists' technology is proprietary and has all been developed internally. We own all of our technology.

Users of the ATOS platform get access to benefits including among other things:

•	ease of set up

•	targeting features based on audience profiles and location through an in-house data management platform (or DMP),

•	Inventory management and yield optimization,

•	support for all rich media creators’ ad tags,

•	machine learning and AI powered optimization delivering greater than the average click through rate on ad links,

•	support for third-party trackers and Custom Scripts for MOAT analytics, IAS, and forensics to enable independent verification by advertisers for transparency,

•	detailed campaign wrap up reporting that gives a breakdown on publishers, categories, demonstrations, and devices to better understand advertisement campaign performance,

•	access to business intelligence via an analytics dashboard,

•	advanced ad targeting,

•	easy campaign uploading,

•	automated performance optimization,

•	real time reporting,

•	fraud prevention tools, and

•	24x7 support, along with guided managed services to enable users to rapidly harness and operate all the features of the ATOS platform.

Our ATOS platform includes:

•	Adserver,

•	Demand Side Platform,

•	Advertisement quality tools,

•	Analytics dashboard,

•	Avails Engine,

•	Advertisement prediction and delivery tools,

•	Supply quality tools,

•	Private marketplace tools,

•	Audience and location targeting,

•	Wrap up reports,

•	An Advertisement software development kit (or SDK), and

•	Prebid adaptor.

We also completed the following development project in the second half of 2019:

•	contextual targeting,

•	identity graph capabilities,

•	cookie syncing, and

•	the next version of our quality and security tools, among other things for our ATOS platform.

Plan of Operation

Mobiquity will hire several new sales and sales support individuals to help generate additional revenue through the use of the Advangelists platform. Mobiquity’s sales team focuses on Advertising Agencies, Brands and publishers to help increase both supply and demand across the Advangelists platform. The Advangelists platform creates three revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s, Brands and Publishers. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model, in which, the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, whereas the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists.

Intellectual Property

Advangelists' technology is proprietary and has all been developed internally. We own all of our technology and protect it though trade secrets and each employee signing an agreement agreeing to keep the proprietary information confidential and assigning any improvements to the technology to Advangelists.

Mobiquity Networks Overview

The Company’s wholly owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale data and insights on consumer’s real-world behavior and trends for use in marketing and research. Mobiquity Networks provides one of the most accurate and scaled solution for data collection and analysis, utilizing multiple technologies. Mobiquity Networks’ technology allows for the ingestion and normalization of various data sources, such as location data, transactional data, and search data to reach the right target audience with the right message. Utilizing massively parallel cluster computing and machine learning algorithms and technology, Mobiquity Networks, makes available actionable data for marketers, researchers and application publishers through an automated platform. Mobiquity Networks is seeking to execute on several revenue streams from its data collection and analysis, including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, and Custom Research.

Mobiquity Networks

Mobiquity Revenue Streams

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

Use Cases for Mobiquity Audiences:

•	Retrieve millions of existing profiles based on visitation to specific locations, brands and retailers;

•	Includes brand affinity, presumed, home/work and pathing into your audiences;

•	Create custom audiences or use our standard taxonomy, such as: brand loyalist, in-market buyers, and consumers within a defined zip code/DMAs

Data Licensing

Mobiquity’s Location Data Feed provides clients with millions of unique devices and billions of associated data points.

With location data feeds, clients have access to:

☐	Data from tens of millions of devices;

☐	Scheduled feed by preference which can be real-time, daily or, monthly; and

☐	Includes data on operating system, timestamp, latitude, longitude and other relevant data.

Various Reports

Footfall, attribution and customized reports provide clients with a deeper understanding of consumer behaviors, store location performance, new store site selection and marketing strategy.

Reports include:

☐	Campaign effectiveness, was an action taken post campaign;

☐	Visit analysis and trends by time day, week and month;

☐	Distance traveled from presumed home/work to brand locations;

☐	Performance, trends, and comparisons of store locations;

☐	Dwell time and frequency comparisons by store locations;

☐	Competitive analysis; Brand A versus Brand B:

☐	Locations visited before and after the desired points of interest(“POI”); and

☐	Correlation between POIs visited and distance from other key locations

Uniqueness of Mobiquity Networks’ data:

☐	Massive Scale;

☐	Proprietary Places Database;
☐	Data Density;

☐	Spatial Precision;

☐	Verified Visits;

☐	Diverse Data; and

☐	Privacy Compliant.

Strategy

Mobiquity Networks derives its revenue utilizing the revenue streams mentioned above. All the products used to derive revenue for the Company are reliant on the collection or use of data. To achieve management’s revenue goals moving forward, we have developed a strategy to increase the number of devices we see by increasing our direct relationships with publishers. To continue to grow the total number of unique devices we can see on a monthly basis, we need to increase our partnerships. We believe our unique offering to potential partners gives us a competitive advantage over others in the industry. The task of partnering to increase the number of devices we see is handled internally by our business development team.

In 2019, we had approximately 6,000,000 Places in our proprietary Places database. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings.

Owner Proprietary Technology Platform

Mobiquity Networks has developed a highly accurate and scalable proprietary cloud-based platform to allow millions of connected devices to easily and securely log billions of events per day and receive user notifications in real or near real-time.

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

Mobiquity Networks’ platform is hosted and managed on Amazon Web Service (AWS) and takes full advantage of open standards for processing, storage, security and big data technology. Specifically, the Mobiquity Networks platform uses the following AWS services: EC2, Lambda, Kafka, Kinesis, S3, Storm, Spark, Machine Learning, RDS, Redshift, Elastic Map Reduction, CloudWatch, DataBricks, and Elastic Search Service with built-in Kibana integration.

Mobiquity Networks’ unique approach to validating mobile device location produces extremely precise and accurate location data.

The Mobiquity Networks’ proprietary intelligence provides all the existing location manager functionality plus adds the following benefits:

☐	advanced location technology capabilities;

☐	automatic venue recognition;

☐	access to physical address and venue map database; and

☐	a detailed location analytics.

Mobiquity Networks has assembled a comprehensive database to convert geographical coordinates to a physical address in the real world. This database includes the street level venue storefronts and entrance for businesses in the U.S., addresses, building polygons, venue polygons, and other related points of interest information. Currently this database has approximately 6 million locations and continues to be populated thereby improving the platforms’ algorithm for user accuracy.

Utilizing massively parallel cluster computing and machine learning algorithms and technology, Mobiquity Networks processes user dwell-time and frequency of visitation data within all location signals available to segment highly targetable audiences for marketing and research. This data processing provides valuable, actionable data for marketers, researchers and application publishers and made available through an automated platform.

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

Competition

We compete in the data, marketing and research business and in all other facets of our business against small, medium and large companies throughout the United States. Some examples include companies such as Placed, Factual and Foursquare. Although we can give no assurance that our business will be able to compete against other companies with greater experience and resources, we believe we have a competitive advantage with our proprietary Places Database, software and technology platform.

Employees

As of March 1, 2020, we have 18 full time employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize several additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

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

Risks Relating to our Business

Impacts of COVID-19 to Business and the general economy

COVID -19 has recently caused a material and substantial adverse impact on our general economy and our business operations. It has caused there to be a substantial decrease in our sales, cancellations of purchase orders and has resulted in accounts receivables not being timely paid as anticipated. Further, it has caused us to have concerns about our ability to meet our obligations as they become due and payable. In this respect, our business is directly dependent upon and correlates closely to the marketing levels and ongoing business activities of our existing clients. If material adverse developments in domestic and global economic and market conditions adversely affect our clients’ businesses, such as COVID-19, our business and results of operations could (and in the case of COVID-19) equally suffer. Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. COVID-19 future widespread economic slowdowns in any of these markets, particularly in the United States, may negatively affect the businesses, purchasing decisions and spending of our clients and prospective clients, and payment of accounts receivable due us, which could result in reductions in our existing business as well as our new business development and difficulties in meeting our cash obligations as they become due. In the event of continued widespread economic downturn caused by COVID-19, we will likely experience a reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our data products, processing functionality, software systems and services, and increased price competition, all of which could substantially adversely affect revenue and our ability to remain a going concern.

In the event we remain a going concern, the impacts of the global emergence of Coronavirus disease (COVID-19) on our business, sources of revenues and then general economy, are currently not fully known. We are conducting business as usual with some modifications to employee work locations, and cancellation of certain marketing events, among other modifications. We lost a purchase order in excess of one million dollars with major US sports organization. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, although we do anticipate it to negatively impact our financial results during fiscal year 2020.

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

The regulatory framework in which our Company operates is constantly evolving and privacy concerns could adversely affect our operation results. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the manner in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting certain kinds of data. In all of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists or is presently contemplated. For example, on April 14, 2016, the European Parliament formally adopted the General Data Protection Regulation (the “GDPR”), which established a new framework for data protection in Europe when it became effective in May 2018. The GDPR imposes more stringent operational requirements for entities processing personal information, such as stronger safeguards for data transfers to countries outside the European Union (“EU”), reliance on express consent from data subjects (as opposed to assumed or implied consent), a right to require data processors to delete personal data, and stronger enforcement authorities and mechanisms. In the U.S., non-sensitive data about a consumer is generally usable under current rules and regulations so long as the person does not affirmatively “opt-out” of the collection of such data. In Europe, the reverse is true. If the European “opt-in” model adopted in the U.S. (see California Consumer Protection Act)., less data could be available. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries. Unfavorable publicity and negative public perception about our industry could adversely affect our business and operating results.

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

Dependence on Contracts. The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results. In addition, our contracts contain provisions allowing the client to terminate prior to the end of the term upon giving advance notice. Even if renewed by these clients, the terms of the renewal contracts may not have a term as long as, or may otherwise be on terms less favorable than, the original contract. Revenue from clients with long-term contracts is not necessarily “fixed” or guaranteed as portions of the revenue from these clients is volume driven. Therefore, we must engage in continual sales efforts to maintain revenue and future growth with all our clients or our operating results will suffer. If a significant client fails to renew a contract or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business were not obtained to replace or supplement that which was lost.

Quarterly revenue predictions are difficult to predict. When purchasing our products and services, our clients and prospects are often faced with a significant commitment of capital, the need to integrate new software and/or hardware platforms and other changes in company-wide operational procedures, all of which result in cautious deliberation and evaluation by prospective clients, longer sales cycles and delays in completing transactions. Additional delays result from the significant up-front expenses and substantial time, effort and other resources necessary for our clients to implement our solutions. For example, depending on the size of a prospective client’s business and its needs, a sales cycle can range from two weeks to twelve months. Because of these longer sales cycles, revenues and operating results may vary significantly from period to period. As a result, it is often difficult to accurately forecast our revenues on a quarterly basis as it is not always possible for us to predict the quarter in which sales will actually be completed. This difficulty in predicting revenue, combined with the revenue fluctuations we may experience from quarter to quarter, can adversely affect and cause substantial fluctuations in our stock price.

We need to protect our intellectual property or our operating results may suffer. Third parties may claim that we are infringing their intellectual property and we could suffer significant litigation or licensing expenses or be prevented from selling products or services. Additionally, third parties may infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights. As our business is focused on data-driven results and analytics, we rely heavily on proprietary information technology. From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation, which could divert the attention of our management and key personnel away from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all, or could subject us to significant damages or to an injunction against development and sale of certain of our products or services. Our proprietary portfolio consists of various intellectual property including patents, databases, source code, trade secrets, know-how, confidentiality provisions and licensing arrangements. The extent to which such rights can be protected varies from jurisdiction to jurisdiction. If we do not enforce our intellectual property rights vigorously and successfully, our competitive position may suffer which could harm our operating results.

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

Other Risks Relating to Our Business

We have a history of operating losses and may not in the future generate consistent revenues or profits. Since our inception, we have experienced a continued history of operating losses and an accumulated deficit of $171,136,522 at December 31, 2019. We have incurred net losses from continuing operations for the years ended December 31, 2019 and 2018 of $43,747,375 and $58,510,729, respectively. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the future.

Prior to fiscal 2019, we received limited revenues from our new businesses, and we cannot accurately predict the volume or timing of any future revenues. We may be unable to capture revenue from our new businesses and product offerings in the manner in which we anticipate. As such, we cannot accurately predict the volume or timing of any future revenues.

Our Mobiquity Network business is dependent upon our relationships with various mobile applications, website, and CTV publishers to collect and analyze data and create product offerings from the data collected. For us to create and expand our business model, we are dependent upon entering into agreements with various third-party publishers. The greater the number of publishers, the greater amount of original data we can collect and analyze. We currently have entered into agreements with a limited number of publishers. There is a risk that we will be unable to expand our publisher network on terms satisfactory to us, or at all, and if we are unable to do so, our results of operations and overall business prospects would suffer.

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

If our Mobiquity Networks technology fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the technology, and we may have insufficient resources to do so. Our Mobiquity Networks solution is designed to address an evolving marketplace and must comply with current and evolving customer requirements in order to gain market acceptance. There is a risk that we will not meet anticipated customer requirements or desires. If we are required to redesign our technologies to address customer demands or otherwise modify our business model, we may incur significant unanticipated expenses and losses, and we may be left with insufficient resources to engage in such activities. If we are unable to redesign our technology, develop new technology or modify our business model to meet customer desires or any other customer requirements that may emerge, our operating results would be materially and adversely affected.

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

We cannot predict our future capital needs and we may not be able to secure additional financing. Between January 2013 and December 2019, we raised over $37 million in private equity and debt financing to support our transformation from an integrated marketing company to a technology company. Since we might be unable to generate recurring or predictable revenue or cash flow to fund our operations, we will likely need to seek additional (perhaps substantial) equity or debt financing even following this offering to provide the capital required to maintain or expand our operations. We may also need additional funding for developing products and services, increasing our sales and marketing capabilities and acquiring complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. We cannot predict our future capital needs with precision, and we may not be able to secure additional financing on terms satisfactory to us, if at all, which could lead to termination of our business.

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

Our technology and associated business processes may contain undetected errors, which could limit our ability to provide our services and diminish the attractiveness of our offerings. Our Mobiquity technology may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our technology or the systems incorporating our technology may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our solution, impair the reputation of our brand and diminish the attractiveness of our product offerings to our customers.  In addition, we may utilize third party technology or components in our products, and we rely on those third parties to provide support services to us. Failure of those third parties to provide necessary support services could materially adversely impact our business.

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

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings, except as follow:

Washington Prime Group, Inc., a successor in interest to Simon Property Group, L.P., commenced an action in the Marion Superior Court, County of Marion, State of Indiana against the Company alleging default on 36 commercial leases which the Company had entered into in 36 separate shopping mall locations across the United States. Plaintiff alleges damages from unpaid rent of $892,332. Plaintiff is seeking a judgment from the Court to collect said unpaid rent plus attorneys’ fees and other costs of collection. The Company does not believe that it owes any money on these leases and the Company intends to vigorously defend itself in connection with this lawsuit.

In the Supreme Court of New York, county of Nassau, Carter, Deluca & Farrell LP,a law firm filed a summons and Complaint against the Company seeking $113,654 in past due legal fees allegedly owed. The Company disputes the amount owed to said firm.

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

Quarters Ended	High	Low
March 31, 2018	$.05	$.02
June 30, 2018	.12	.03
September 30, 2018	.12	.04
December 31, 2018	.17	.08
March 31, 2019	.24	.10
June 30, 2019	.19	.10
September 30, 2019	.18	.07
December 31, 2019	.16	.07

The closing sales price on December 31, 2019 was $0.08 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

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

As of December 31, 2019, there were 203 holders of record of our common stock and 1,027 additional beneficial holders based upon a record date of December 31, 2019.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

(a) In fiscal 2018 and 2019, we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

2018	Convertible notes and Common Stock	$1,375,000 in principal and 11,500,000 common shares	$1,375,000 received, $105,500 in commissions	Rule 506	Not applicable

2018	Preferred Stock and Common Stock Warrants	1,000 preferred; 10,000,000 common and 15,000,000 warrants	10,000,000 Gopher Protocol Inc. common stock	Section 4(2)	Preferred, convertible into 100,000,000 common and 150,000,000 warrants, exercisable at $.12 per share

2018	Common Stock	150,000,000 shares	$460,000 cash and 4,500,000 shares of Gopher Protocol common stock; 15,000 origination shares issued	Rule 506	Section 4(2) N/A

2018	Common stock	10,325,000 shares	Services rendered; No commissions paid	Section 4(2)	Not applicable

	Common stock	16,000,001 shares	Cash received $960,000	Rule 506	50 % Warrants coverage exercisable at $.12 to $.14 per share through September 30, 2023

	Common stock	20,000,000 shares	Conversion of AAAA Preferred stock to common	Section 3(a)(9)	Converted 200 shares conversion to common at 100,000 per share of AAAA Preferred

	Common stock	158,632,999 shares	Note conversions	Section 3(a)(9)	Converted secured notes plus interest and unsecured notes to common stock

	Preferred stock Series C	1,500 shares	Note conversion		Converted senior secured notes to Preferred Series C

2019	Common Stock	49,215,137 shares; 24,369,834 warrants	Cash consideration $3,629,500; Commissions paid $195,000	Rule 506;	Warrants with an exercise price of $0.12 to $0.18 expiring September 30,2023

2019	Common stock	6,835,090 shares	Services rendered; no commissions paid	Section 4(2)	N/A

2019	Preferred stock Series E	65,625 shares	Note conversion $5,250,000	Section 3(a)(9)	Converted senior secured note to Preferred Series E

2019	Warrant conversion	45,232,180 warrants converted to common shares	Cash consideration $1,132,210	Section 4(2)	Warrants exercised at $.05 to $06 per share. including some cashless exercise

2019	Common stock and warrants	104,417,500 Shares and 104,417,500 warrants	Conversion of Series AAA Preferred stock	Section 3(a)(9)	Section 3(a)(9); converted 1,044,175 shares of Series AAA Preferred stock on the basis of 100 shares of common for each share of preferred, with 100% matching warrants, exercisable at $.05 per share

2019	Common stock and warrants	80 million shares and 120 million warrants	Conversion of Series AAAA Preferred stock	Section 3(a)(9)	Converted 800 shares of AAAA Preferred stock on the basis of 100,000 shares of common for each share of preferred, with 150% matching warrants exercisable at $0.12 expiration date June 7, 2024 re
2019	Secured Convertible notes	$2,300,000 senior secured note	$2,150,000 received; $150,000 in commissions	Rule 506	Rule 506; notes convertible until 9/30/2029 at a conversion price of $,08 per share. 50% warrants issued to lender are at $.08 per share with an expiration date of Sept 29, 2029

RECENT PURCHASES OF SECURITIES

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

In 2019 and 2018, we had no repurchases of our Common Stock, except as described above.

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

Revenue Recognition –On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Company beginning on January 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company adopted this standard using the modified retrospective approach on January 1, 2018.

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

.

Allowance for Doubtful Accounts. We are required to make judgments as to the realizability of our accounts receivable. We make these assessments based on the following factors: (a) historical experience, (b) customer concentrations, (c) customer credit worthiness, (d) current economic conditions, and (e) changes in customer payment terms.

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

The Company performed its annual fair value assessment at December 31, 2019 and 2018 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

Plan of Operation

Mobiquity intends to hire several new sales and sales support individuals to help generate additional revenue through the use of the Advangelists platform. Mobiquity’s sales team will focus on Advertising Agencies, Brands and publishers to help increase both supply and demand across the Advangelists platform. The Advangelists platform creates three revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s, Publishers and Brands. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model, in which, the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, whereas the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists.

Results of Operations

Year Ended December 31, 2019 versus Year Ended December 31, 2018

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Year Ended December 31
	2019	2018
Revenue	$9,717,796	$1,474,392
Cost of Revenues	7,297,550	1,043,616
Gross Income	2,420,246	430,776
Operating Expenses	15,882,475	5,213,423
Loss from operations	(13,462,229)	(4,782,647)
Net Loss	(43,747,375)	(58,510,729)
Loss from operations per common share	(0.05)	(0.16)
Net Loss per common share	(0.06)	(0.18)
Weighted average common shares outstanding	781,015,355	375,477,797

We generated revenues of $9,717,796 in fiscal 2019 compared to $1,474,392 in the same period for fiscal 2018, a change in revenues of $8,243,404, which is an increase of over 650%. Increased revenues from the acquisition of Advangelists and additions to our sales force and additional customers added to our organization all using our new revenue streams.

Cost of revenues was $7,297,550 or 75.1% of revenues in fiscal 2019 compared to $1,043,616 or 70.1% of revenues in the same fiscal period of fiscal 2018. Cost of revenues include web services for storage and processing of our data and web engineers who are building and maintaining our platforms. The increased costs, on a percentage basis, arise with our increased sales and our additional sales offerings.

Gross Income was $2,420,246 for fiscal 2019 or 24.9% of net revenues compared to $430,776 in the same fiscal period of 2018 or 29.1% of revenues. The decrease in gross income margin from fiscal year 2018 to 2019 pertains to discounts given to our current customer base with some introductory rates for the new services we designed.

Selling, general, and administrative operating expenses were $15,882,475 for fiscal 2019 compared to 5,213,423 in the comparable period of the prior year, an increase of $10,669,052. Such operating cost increases include acquisition costs, technology integration costs, new hires, payroll and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. Non-cash stock-based compensation increased $6,271,595 along with amortization costs of $1,483,348, which accounted for approximately 73% of the increase in operating costs.

The loss from operations for 2019 was $13,462,229 as compared to $4,782,647 for the comparable period of the prior year, a $8,679,582 increase. The loss from operations included the non-cash increase in stock-based compensation of $6,271,595, amortization costs of $1,483,348, cost of professional fees paid in stock of $727,619. Cash costs include an increase in salaries with the additions to our sales force of $1,684,210.

The net loss for 2019 was $43,747,375 as compared to $58,510,729 for the comparable period of the prior year, a 26.9% decrease from the previous year. The net loss is attributable to the acquisition of an entity and our focused efforts in creating the infrastructure required to move forward with our business. Net loss from 2019 include noncash expenses totaling $28,613,682 including $20,858,739 in warrant expense, stock-based compensation of $6,271,595 and amortization costs of $1,483,348. Increased cash costs include additional salaries of $1,731,381 and travel costs of $163,552 and $234,969 in license and permit costs. In 2018 the costs included $9,074,080 in acquisition costs, derivatives of $8,905,784 and loss on sale of investments held of $14,732,825.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $1,240,064 at December 31, 2019. Cash used by operating activities for the year ended December 31, 2019 was $8,342,506. This resulted from a net loss of $44,027,719, partially offset by non-cash expenses, including depreciation and amortization of $1,528,644, stock-based compensation of $6,599,000, and warrant expense of $3,153,991, other warrant costs from the conversion/issuance of debt of $23,213,197. Cash provided by financing activities of $9,017,551 was the result of issuance of notes, proceeds from the issuance of common stock, sales of investments, and notes from bank.

We had cash and cash equivalents of $624,338 at December 31, 2018. Cash used by operating activities for the year ended December 31, 2018 was $50,580,239. This resulted from a net loss of $58,510,729, partially offset by non-cash expenses, including depreciation and amortization of $42,866, stock-based compensation of $327,405, stock issued for services of $2,269,740, change in derivatives of $10,672,672, and warrant expense of $24,176,958. Cash provided by financing activities of $67,633,006 was the result of issuance of notes, proceeds from the issuance of common stock, cash received from bank notes.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2020 and beyond until cash flow from our proximity marketing operations become substantial.

Recent Financings

In 2018 and 2019, we completed debt and equity various financings. See Item 5 under “Recent Sales of Unregistered Securities” and “Note 5” in the Notes to Financial Statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobiquity Technologies, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018.

Lakewood, CO

March 24, 2020

Mobiquity Technology, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

Assets
Current Assets
Cash	$1,240,064	$624,338
Accounts receivable, net	3,611,378	2,479,363
Prepaid expenses and other current assets	20,200	11,700
Total Current Assets	4,871,642	3,115,401

Property and equipment (net of accumulated depreciation of $6,364 and $1,967, respectively)	21,100	6,662
Goodwill	1,352,865	7,425,433
Intangibles assets (net of accumulated amortization of $1,555,618 and $30,939, respectively)	11,448,490	1,825,419

Other assets
Security deposits	9,000	9,000
Member's Loan	–	131,649
Investment in corporate stock	3,100	4,284,444

Total Assets	$17,706,197	$16,798,008

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,958,108	$1,255,437
Accrued expenses	960,734	975,359
Notes payable	566,250	150,000
Total Current Liabilities	4,485,092	2,380,796

Long term portion of notes payable, net	2,300,000	–

Total Liabilities	6,785,092	2,380,796

Commitments and contingencies	–	–

Stockholders' Deficit
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 56,413 and 1,090,588 shares issued and outstanding at December 31, 2019 and December 31, 2018	714,869	11,552,513

AAAA Preferred Stock; $.0001 par value; 1,250 shares authorized zero and 800 shares issued and outstanding at December 31, 2019 and December 31, 2018	–	8,000

Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and 1,500 issued and outstanding at December 31, 2019 and December 31, 2018	15,000	15,000

Preferred stock Series E; 70,000 authorized; $80 par value 65,625 and zero shares issued and outstanding at December 31, 2019 and December 31, 2018	5,250,000	–

Common stock: 2,000,000,000 authorized; $0.0001 par value 945,072,040 and 629,066,933 shares issued and outstanding at December 31, 2019 and December 31, 2018	93,453	62,922

Treasury stock $.09 par value; 15,000,000 and zero outstanding at December 31, 2019 and December 31, 2018	(1,350,000)	–

Additional paid in capital	177,334,305	129,223,402
Accumulated deficit	(171,136,522)	(127,108,803)
Non-controlling interest	–	664,178
Total Stockholders' Equity	10,921,105	14,417,212
Total Liabilities and Stockholders' Equity	$17,706,197	$16,798,008

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2019	2018

Revenue	$9,717,796	$1,474,392

Cost of Revenues	7,297,550	1,043,616

Gross Profit	2,420,246	430,776

Operating Expenses
Selling, general and administrative	5,867,884	3,201,808
Salaries	3,415,591	1,684,210
Stock based compensation	6,599,000	327,405
Total Operating Expenses	(15,882,475)	(5,213,423)

Loss from operations	(13,462,229)	(4,782,647)

Other Income (Expenses)
Interest Expense	(346,204)	(2,304,401)
Change in derivative liability	–	(8,905,784)
Acquisition expense	(2,970,364)	(12,044,444)
Loss on sale of warrants	–	(2,222,500)
Warrant cost from conversion/issuance of debt	(23,213,197)	(2,354,458)
Loss on sale of investments	(3,755,381)	(14,732,825)
Initial derivative expense	–	(559,728)
Gain / Loss on settlement of debt	–	(10,603,942)
Total Other Income (Expense)	(30,285,146)	(53,728,082)

Net loss	$(43,747,375)	$(58,510,729)

Other Comprehensive Income
Unrealized holding (loss) arising during period	(280,344)	(7,194,479)
Less net gain attributable to non-controlling interest	–	(113,880)

Net Comprehensive Loss	$(44,027,719)	$(65,819,088)

Net Comprehensive Loss Per Common Share:
For continued operations, basic and diluted	(0.06)	(0.18)

Weighted Average Common Shares Outstanding, basic and diluted	781,015,355	375,477,797

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity

	AAAA		Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2017	–	$–	850,588	$11,552,538	–	$–	–	$–	240,000	$25
Common stock issued in exchange for interest	–	–	–	–	–	–	–	–	–	–
Common stock issued for services	–	–	–	–	–	–	–	–	–	–
Purchase of common stock	–	–	–	–	–	–	–	–	–	–
AAAA preferred conversion	(200)	(2,000)	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Note conversion	–	–	–	–	–	–	–	–	–	–
Preferred stock series C	–	–	–	–	–	–	1,500	15,000	–	–
Warrant conversions	–	–	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–	–	–
Derivative conversions	–	–	–	–	–	–	–	–	–	–
Default shares	–	–	240,000	–	–	–	–	–	(240,000)	(25)
Exchange shares	1,000	10,000	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at December 31, 2018	800	$8,000	1,090,588	$11,552,513	–	$–	1,500	$15,000	–	$–

	Common Stock		Additional Paid-in	Non Controlling	Treasury Shares		Accumulated	Total Stockholders'
	Shares	Amount	Capital	Interest	Shares	Amount	Deficit	Deficit
Balance, at December 31, 2017	198,375,600	$19,850	$44,776,029	$–	–	$–	$(61,298,474)	$(4,950,032)
Common stock issued in exchange for interest	11,500,000	1,150	405,225	–	–	–	–	406,375
Common stock issued for services	24,725,000	2,472	2,267,268	–	–	–	–	2,269,740
Purchase of common stock	235,583,334	23,561	24,093,106	–	–	–	–	24,116,667
AAAA preferred conversion	20,000,000	2,000	2,200,000	–	–	–	–	2,200,000
Stock based compensation	–	–	327,405	–	–	–	–	327,405
Note conversion	108,632,999	10,864	10,194,677	–	–	–	–	10,205,541
Preferred stock series C	–	–	–	–	–	–	–	15,000
Warrant conversions	30,250,000	3,025	3,631,975	–	–	–	–	3,635,000
Warrants issued	–	–	20,578,626	–	–	–	–	20,578,626
Derivative conversions	–	–	10,779,066	–	–	–	–	10,779,066
Default shares	–	–	25	–	–	–	–	–
Exchange shares	–	–	9,970,000	–	–	–	–	9,980,000
Net Loss	–	–	–	664,178	–	–	(65,810,329)	(65,146,151)
Balance, at December 31, 2018	629,066,933	$62,922	$129,223,402	$664,178	–	$–	$(127,108,803)	$14,417,212

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity

(continued)

	AAAA		Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2018	800	$8,000	1,090,588	$11,552,513	–	$–	1,500	$15,000	–	$–
Common stock issued for services	–	–	–	–	–	–	–	–	–	–
Treasury shares	–	–	–	–	–	–	–	–	–	–
Purchase of common stock	–	–	–	–	–	–	–	–	–	–
Preferred stock series E	–	–	–	–	65,625	5,250,000	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Exchange shares	(800)	(8,000)	(1,044,175)	(10,837,644)	–	–	–	–	–	–
Warrant cost from conversion/issuance of debt	–	–	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at December 31, 2019	–	$–	46,413	$714,869	65,625	$5,250,000	1,500	$15,000	–	$–

	Common Stock		Additional Paid-in	Non Controlling	Treasury Shares		Accumulated	Total Stockholders'
	Shares	Amount	Capital	Interest	Shares	Amount	Deficit	Deficit
Balance, at December 31, 2018	629,066,933	$62,922	$129,223,402	$664,178	–	$–	$(127,108,803)	$14,417,212
Common stock issued for services	6,385,090	639	716,938	–	–	–	–	717,577
Treasury shares	–	–	–	–	15,000,000	(1,350,000)	–	(1,350,000)
Purchase of common stock	49,215,137	4,924	3,624,576	–	–	–	–	3,629,500
Preferred stock series E	–	–	–	–	–	–	–	5,250,000
Stock based compensation	–	–	6,599,000	–	–	–	–	6,599,000
Exchange shares	204,417,500	20,444	10,807,725	–	–	–	–	(17,475)
Warrant conversions	45,232,180	4,524	3,149,467	–	–	–	–	3,153,991
Warrants issued	–	–	23,213,197	–	–	–	–	23,213,197
Net Loss	–	–	–	(664,178)	–	–	(44,027,719)	(44,691,897)
Balance, at December 31, 2019	934,316,840	$93,453	$177,334,305	$–	15,000,000	$(1,350,000)	$(171,136,522)	$10,921,105

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(44,027,719)	$(58,510,729)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,397	1,967
Allowance for uncollectible receivables	–	80,600
Amortization- Intangible Assets	1,524,247	40,899
Amortization- Debt discount	–	234,502
Change in derivative instrument	–	10,672,672
Stock based compensation	6,599,000	327,405
Common stock issued for services	717,577	2,269,740
Warrant expense	3,153,991	24,176,958
Warrant cost from the conversion/issuance of debt	23,213,197	–
Initial derivative expense	–	(559,728)
Changes in operating assets and liabilities
Accounts receivable	(1,132,015)	(2,541,387)
Prepaid expenses and other assets	(8,500)	8,213
Investment in corporate stock	–	(27,818,436)
Accounts payable	1,702,671	797,157
Accrued expenses and other current liabilities	(7,816)	320,834
Accrued interest	(81,536)	(80,906)
Total Adjustments	35,685,213	7,930,490
Net Cash in Operating activities	(8,342,506)	(50,580,239)

Cash Flows from Investing Activities
Purchase of property and equipment	(18,835)	(8,629)
Proceeds from the sale of investments	167,400	–
Issuance of preferred stock	5,250,000	–
Addition to Goodwill and Intangibles	(5,074,750)	(9,281,791)
Net cash used in Investing Activities	323,815	(9,290,420)

Cash Flows from Financing Activities
Proceeds from the issuance of convertible notes	2,550,000	1,243,351
Proceeds from issuance of common stock	3,629,500	9,120,000
Loss on sale of company stock	2,483,600	9,051,192
Loss on sale of investment	–	23,533,992
Notes converted to preferred stock	–	(2,997,500)
Common stock issued in exchange for interest	–	406,375
Accrued interest converted to note	74,727	–
Notes converted to common stock	–	14,576,184
Preferred stock converted to common stock	(17,475)	2,224,999
Non-controlling interest	–	559,057
Issuance of preferred stock for investment	–	9,970,000
Cash received from bank notes	750,000	209,454
Cash paid on bank notes	(452,101)	(264,098)
Net cash from Financing Activities	9,018,251	67,633,006

Net change in Cash and Cash Equivalents	999,560	7,762,347
Cash and Cash Equivalents, Beginning of period	624,338	56,470
Non-controlling interest	(664,178)	–
Unrealized holding change on securities	280,344	(7,194,479)
Cash and Cash Equivalents, end of period	1,240,064	624,338

Supplemental Disclosure Information
Cash paid for interest	$2,524	$5,681
Cash paid for taxes	–	–

Non-cash Disclosures:
Common stock issued for interest	$–	$406,375
Conversion of notes and interest into AAA & AAAA Preferred and Common Stock	$–	$5,609,000

See notes to consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 1: ORGANIZATION AND GOING CONCERN

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $12,462,229 for the year ended December 31, 2019, $4,782,647 for the year ended December 31, 2018. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified advertising industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

These consolidated financial statements have been prepared on a going concern basis. Which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The recently acquired Advangelists LLC has also incurred losses and experienced negative cash flows from operations during the most recent fiscal year. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional capital through private and public offerings of its common stock, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS – Mobiquity Technologies, Inc., a New York corporation (the “Company”), is the parent company of its operating subsidiaries; Mobiquity Networks, Inc. (“Mobiquity Networks”) and Advangelists, LLC (Advangelists). Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale location data and insights on consumer’s real-world behavior and trends for use in marketing and research. Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis, utilizing multiple geo-location technologies. Mobiquity Networks is seeking to implement several new revenue streams from its data collection and analysis, including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research. Advangelists is a developer of advertising and marketing technology focused on the creation, automation, and maintenance of an advertising technology operating system (or ATOS).  Advangelists’ ATOS platform blends artificial intelligence (or AI) and machine learning (ML) based optimization technology for automatic ad serving that manages and runs digital advertising campaigns.

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

Recent Developments and Employment Agreement with Deepanker Katyal

Deepanker Katyal’s employment agreement which commenced December 7, 2018 has a term of three years. Mr. Katyal is required to devote at least 40 hours per week pursuant to his responsibility as CEO of Advangelists. The agreement provides for full indemnification and participation in all benefit plans, programs and perquisites as are generally provided by the Company to its employees, including medical, dental, life insurance, disability and 401(k) participation. The agreement provides for termination for cause after giving employee 30 days’ prior written notice. The agreement provides for termination by the Company without cause after 60 days’ prior written notice with severance pay as described in his agreement. His employment agreement also provides for termination by disability for a period of more than six consecutive months in any 12-month period, termination by employee for good reason as defined in the agreement and restrictive covenants for a period of one year following the termination date.

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

On September 13, 2019, Advangelists, LLC (“AVNG”), a wholly-owned subsidiary of the Company, entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Deepankar Katyal, the CEO of AVNG, which amends Mr. Katyal’s original employment agreement (the “Original Katyal Agreement”), dated as of December 7, 2018. Pursuant to the Katyal Amendment, among other things, (i) the Company agreed to indemnify Mr. Katyal to the extent provided in the Company’s Certificate of Incorporation (the “Certificate”) and By-laws and to include Mr. Katyal as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Katyal with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Katyal Agreement ceased. In addition, the Katyal Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Katyal, and entitles Mr. Katyal to the following additional compensation:

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

In connection with the Mehta Amendment, on September 13, 2019, the Company entered into a Class B Preferred Stock Redemption Agreement (the “Mehta Redemption Agreement”), pursuant to which the Company redeemed the Company’s Class B Stock owned by Mehta in exchange for an employment agreement and other good and valuable consideration including an automobile allowance.

Risks Related to Our Financial Results and Financing Plans

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

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. We disclose related party transactions that are outside of normal compensatory agreements, such as salaries or board of director fees.  We consider the following individuals / companies to be related parties:

Dean Julia - Principal Executive Officer President and Director

Sean McDonnell - Chief Financial Officer

Sean Trepeta – Board of Directors

Deepankar Katyal – Board of Directors

Dr. Eugene Salkind – Board of Directors

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of Mobiquity Technologies, Inc. and its wholly owned subsidiaries, Mobiquity Networks, Inc. and Advangelists, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, convertible debt, approximate their fair values because of the short maturity of these instruments for years ended December 31, 2019 and 2018.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 22 convertible notes issued totaling $4,234,000 which included a ratchet provision in the conversion price of $.02 or $.30 or $.035 or a price equal to the last equity transaction completed by the Company as part of a subscription agreement. The notes have maturity dates ranging from February 11, 2018 –July 31, 2018. The Company also has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 3,200,000 warrants which included a ratchet provision in the conversion price of $.50 as part of a conversion of preferred AAA shares, and 1,000,000 warrants which included a ratchet provision in the conversion price of $.055 as part of a placement fee related to a note. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. All notes were extinguished on November 30, 2018 ending the derivative functions due to sequencing under ASC 815-40. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of December 31, 2018. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $8,299,622 and derivative expense of $509,729 during the year ended December 31, 2018. As of December 31, 2018, the fair market value of the derivatives aggregated $0 using the following assumptions: estimated 0.08 to 4.8-year term, estimated volatility of 163.71% to 394.26%, and a discount rate of 0.00% to 2.83%. All derivative instruments were liquidated during the fourth quarter of 2018.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of December 31, 2019, and December 31, 2018, the balances are $1,240,064 and $624,338, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, consequently, believes that its receivable credit risk exposure is limited. Our current receivables at December 31, 2019 consist of 47% held by four of our largest customers. Our December 31, 2018 receivables consist of 57% held by five of our largest customers.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of December 31, 2019, and December 31, 2018, the Company exceeded FDIC limits by $749,037 and $170,762, respectively.

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

Reported revenue was not affected materially in any period due to the adoption of ASC Topic 606 because: (1) the Company expects to identify similar performance obligations under Topic 606 as compared with deliverables and separate units of account previously identified; (2) the Company has determined the transaction price to be consistent; and (3) the Company records revenue at the same point in time, upon delivery of services, under both ASC Topic 605 and Topic 606, as applicable under the terms of the contract with the customer. Additionally, the Company does not expect the accounting for fulfillment costs or costs incurred to obtain a contract to be affected materially in any period due to the adoption of Topic 606.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2019, and December 31, 2018, allowance for doubtful accounts were $80,600 and $80,600, respectively.

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

Transactions with major customers

During the year ended December 31, 2019, four customers accounted for approximately 47% of revenues and for the year ended December 31, 2018, three customers accounted for 78% our revenues.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the year ended December 31, 2019 and December 31, 2018, there were advertising costs of $70,042 and $1,453, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted the lease standard ACS 842 effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of December 10, 2019, we are not a lessor or lessee under any lease arrangements.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 347,772,333 because they are anti-dilutive, as a result of a net loss for the year ended December 31, 2019.

NOTE 3: ACQUISITION OF ADVANGELISTS, LLC

In December 2018, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Glen Eagles Acquisition LP (“GEAL”) and Mobiquity Technologies, Inc. purchased of all the issued and outstanding capital stock and membership interest of Advangelists LLC. The Company closed and completed the acquisition on December 6, 2018.

The purchase price paid includes the assumption of certain assets, liabilities and contracts associated with Advangelists, LLC, at closing the sellers received $500,000 cash, warrants and stock and the issuance of a nineteen- month promissory note in aggregate principal amount of $9,500,000.

The following table summarizes the allocation of the purchase price as of the acquisition date:

Purchase Price

$9,500,000 Promissory note	$9,500,000
Cash	500,000
Mobiquity Technologies, Inc. warrants	3,844,444
Gopher Protocol Inc. common stock	6,155,556
$20,000,000

On April 30, 2019, the Company entered into a Membership Interest Purchase Agreement with GEAL, which the Company acquired from GEAL 3% of the membership interest of Advangelists, LLC for $600,000 in cash. Giving the Company a 51% interest.

On May 8, 2019, the Company entered into a Membership Purchase Agreement with Gopher Protocol, Inc. to acquire the 49% interest of Advangelists, LLC which it contemporaneously purchased from GEAL. The purchase price was paid by the issuance of a $7,512,500 promissory note. As a result of the transaction, the Company owns 100% of Advangelists LLC.

On September 13, 2019, the Company repurchased fifteen million shares of common stock for the aggregate by exchanging 110,000 shares of GTCH common stock held for investment purposes.

On September 13, 2019, Dr. Gene Salkind, is a related party who is a director of the Company, and an affiliate of Dr. Salkind (collectively, the “Lenders”) subscribed for convertible promissory notes (the “Note”) and loaned to the Company an aggregate of $2,300,000 (the “Loans”) on a secured basis.

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

On September 13, 2019, Advangelists, LLC, a wholly-owned subsidiary of the Company (“AVNG”), entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Deepankar Katyal, who is a related party and the CEO of AVNG, which amends Mr. Katyal’s original employment agreement (the “Original Katyal Agreement”), dated as of December 7, 2018. Pursuant to the Katyal Amendment, among other things, (i) the Company agreed to indemnify Mr. Katyal to the extent provided in the Company’s Certificate of Incorporation (the “Certificate”) and By-laws and to include Mr. Katyal as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Katyal with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Katyal Agreement ceased. In addition, the Katyal Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Katyal, and entitles Mr. Katyal to the following additional compensation:

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

In May 2019, the Company assumed a promissory note (the “AVNG Note”) payable to Deepankar Katyal (the “Payee”), as representative of the former owners of AVNG, which at the time of assumption had a remaining principal balance of $7,512,500. Simultaneously with the assumption of the AVNG Note, the AVNG Note was amended and restated as disclosed in the May 8-K (the “First Amended AVNG Note”). Effective as of September 13, 2019, the Company and Payee entered into a Second Amended and Restated Promissory Note (the “Second Amended AVNG Note”), in the principal amount of $6,750,000, pursuant to which the repayment terms under the First Amended AVNG Note were amended and restated as follows:

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

On December 6, 2018, Mobiquity and the other parties to the Merger Agreement entered into the First Amendment to Agreement and Plan of Merger (the “Amendment”) which amended the Merger Agreement as follows:

•	The number of warrants to purchase shares of Mobiquity’s common stock issuable as part of the merger consideration was changed from 90,000,000 shares to 107,753,750 shares, and the exercise price of the warrants was changed from $0.09 per share to $0.14 per share; and

•	The number of shares of Gopher Protocol Inc.’s common stock to be transferred by Mobiquity as part of the merger consideration changed from 11,111,111 to 9,209,722 shares.

Under the Merger Agreement and the Amendment, in consideration for the Merger:

•	Mobiquity issued warrants for 107,753,750 shares of Mobiquity common stock at an exercise price of $0.14 per share and, subject to the vesting threshold described below, Mobiquity transferred 9,209,722 shares of Gopher Protocol, Inc. common stock, to the pre-merger Advangelists members. The Gopher common stock was unvested at the time of transfer subject to vesting in February 2019 only if Advangelists’ combined revenues for the months of December 2018 and January 2019 were at least $250,000. The vesting threshold was met.

•	GEAL paid the pre-merger Advangelists members $10 million in cash. $500,000 was paid at closing and $9,500,000 will be paid under a promissory note that was issued at closing, in 19 monthly installments of $500,000 each, commencing on January 6, 2019.

The transactions contemplated by the Merger Agreement were consummated on December 7, 2018 upon the filing of a Certificate of Merger by Advangelists. As a result of the merger, Mobiquity owned 48% and GEAL owned 52% of Advangelists; and Mobiquity is the sole manager of, and controls, Advangelists at that time.

As a result of Mobiquity having 100% control over Advangelists as of December 31, 2018, ASC 810-10-05-3 states “that for LLCs with managing and non-managing members, a managing member is the functional equivalent of a general partner and a non-managing member is the functional equivalent of a limited partner. In this case, a reporting entity with an interest in an LLC (which is not a VIE) would likely apply the consolidation model for limited partnerships if the managing member has the right to make the significant operating and financial decisions of the LLC.” In this case Mobiquity has the right to make the significant operating and financial decisions of Advangelists resulting in consolidation of Advangelists.

On April 30, 2019, the Company entered into a Membership Interest Purchase Agreement with GEAL, pursuant to which the Company acquired from GEAL 3% of the membership interests of Advangelists, for cash in the amount of $600,000 (the “Purchase Price”). The Purchase Price was paid by the Company to GEAL on May 3, 2019. As a result of the Transaction, the Company then owned 51% of the membership interests of Advangelists, with GEAL owning 49% of the membership interests of Advangelists.

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

Recognized amount of identifiable assets acquired, liabilities assumed and consideration expensed:

Financial assets:
Cash and cash equivalents	$216,799
Accounts receivable, net	2,679,698
Property and equipment, net	20,335
Intangible assets (a)	10,000,000
Accounts payable and accrued liabilities	(2,871,673)
Purchase price expensed	9,954,841
$20,000,000

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

Our goodwill balance is not amortized to expense, instead it is tested for impairment at least annually. We perform our annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimate the fair value of each reporting unit using a discounted cash flow model; (5) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compare the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value. There were no impairment charges during the year ended December 31, 2019.

Intangible Assets

At December 31, 2019 and December 31, 2018, definite-lived intangible assets primarily consist of customer relationships which are being amortized over their estimated useful lives of five years.

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

	Useful Lives	2019	2018

Customer relationships	5 years	$3,003,676	$1,856,358
ATOS Platform	5 years	10,000,000	–
		13,003,676	1,856,358
Less accumulated amortization		(1,555,186)	(30,939)
Net carrying value		$11,448,490	$1,825,419

Future amortization, for the years ending December 31, is as follows:

2020	$2,600,736
2021	$2,600,736
2022	$2,600,736
2023	$2,600,736
2024	$1,045,546
Thereafter	$–

NOTE 4: NOTES PAYABLE AND DERIVATIVE LIABILITIES

Summary of Notes payable:

	December 31, 2019	December 31, 2018
CAVU Notes, net	$–	$100,000
Berg Notes (a)	50,000	50,000
Dr. Salkind, et al	2,550,000	–
Business Capital Providers	266,250	–

Total Debt	2,866,250	150,000
Current portion of debt	566,250	150,000
Long-term portion of debt	$2,300,000	$–

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date. All other notes have been converted to equity.

In the first quarter of 2018, the Company entered into agreements to receive $1,000,000 of short term secured debt financing in four monthly tranches. Dr. Gene Salkind made these investments and he would become a director of the Company on January 1, 2019. The Company issued in connection with each tranche, a six-month secured convertible promissory note. In connection with this transaction, the Company agreed to issue an origination fee of 1,000,000 shares of restricted common stock. Alexander Capital L.P. acted as Placement Agent and Advisor for this transaction. Each of these new notes are on the terms of the Company's 10% Senior Secured debt.

In the second quarter of 2018, the Company borrowed $375,000, including $125,000 from Thomas Arnost, Chairman, and $250,000 from two non-affiliated persons. The investors received 3,500,000 shares of common stock each as an origination fee and in lieu of interest. During the fourth quarter 2018 the notes were converted to equity.

On May 10, 2019, the Company entered into a $7,512,500 Promissory note with Deepankar Katyal, et al, for the acquisition of the balance of Advangelists, LLC, requiring six monthly payments of $250,000 starting May 15, 2019 through October 6, 2019, a payment of $1,500,000 on December 6, 2019, and beginning in January of 2020, ten monthly payments of $500,000 each until October of 2020, with a stated interest rate of 1.5%.

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

On September 13, 2019, Dr. Gene Salkind, who is a director of the Company, and an affiliate of Dr. Salkind (collectively, the “Lenders”) subscribed for convertible promissory notes (the “Notes”) and loaned to the Company an aggregate of $2,300,000 (the “Loans”) on a secured basis payable in three installments in September 13 received net $720.000, balance received October and November 2019.

The Notes bear interest at a fixed rate of 15% per annum, computed based on a 360-day year of twelve 30-day months and will be payable monthly in arrears. Interest on the Notes is payable in cash or, at the Lenders’ option, in shares of the Company’s common stock. The principal amount due under the Notes will be payable on September 30, 2029, unless earlier converted pursuant to the terms of the Notes.

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

On May 16, 2019, the Company assumed a promissory note (the “AVNG Note”) payable to Deepankar Katyal (the “Payee”), as representative of the former owners of AVNG, which at the time of assumption had a remaining principal balance of $7,512,500. Simultaneously with the assumption of the AVNG Note, the AVNG Note was amended and restated (the “First Amended AVNG Note”). Effective as of September 13, 2019, the Company and Payee entered into a Second Amended and Restated Promissory Note (the “Second Amended AVNG Note”), in the principal amount of $6,750,000, pursuant to which the repayment terms under the First Amended AVNG Note were amended and restated as follows:

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

A recap of the derivative instruments is as follows:

Derivative Liability 2018
Beginning balance	$(666,123)
New Issuances	–
Discount on new derivative in excess of note face value	–
Effect on debt extinguishment	666,123
Ending balance	$–

NOTE 5: INCOME TAXES

The provision for income taxes for the years ended December 31, 2019 and 2018 is summarized as follows:

	2019	2018
Current:
Federal	$–	$–
State	–	–
	–	–
Deferred:
Federal	–	–
State	–	–
	$–	$–

The Company has federal net operating loss carryforwards (“NOL’s) of $162,134,640 and $119,387,265, respectively, which will be available to reduce future taxable income.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	YEAR ENDED DECEMBER 31,
	2019	2018
Net operating loss carryforwards	$(42,155,000)	$(31,073,000)
Stock based compensation – options/warrants	4,257,000	2,541,000
Stock issued for services	971,000	971,000
Gain loss on derivative instrument	781,000	781,000
Disallowed entertainment expense	50,000	43,000
Charitable contribution limitation	7,000	7,000
Preferred Stock	25,000	25,000
Bad debt expense & reserves	33,000	33,000
Penalties	3,000	1,000
Loss on extinguishment of debt	1,133,000	1,133,000
Beneficial conversion features	77,000	77,000
Mobiquity-Spain – net loss	540,000	540,000
Impairment of long-lived assets	58,000	58,000
Stock issued for interest	245,000	245,000
Nondeductible insurance	13,000	10,000
Stock incentives	15,000	15,000
Derivative expense	480,000	480,000
Professional Fees	774,000	2,835,000
Gain / Loss on stock for investment	4,456,000	3,831,000
Gain / Loss on company stock	2,757,000	2,757,000
Gain / Loss on sale of warrants	6,931,000	1,190,000
Unrealized loss on securities	1,943,000	1,871,000
Acquisition expense	3,904,000	3,132,000
Amortization of debt discount	2,058,000	2,058,000
Deferred Tax Assets	(10,644,000)	(6,439,000)
Less Valuation Allowance	10,644,000	6,439,000
Net Deferred Tax Asset	$–	$–

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2019		2018
Federal Statutory Tax Rate	21.00%		21.00%
State Taxes, net of Federal benefit	5.00%		5.00%
Change in Valuation Allowance	(26.00%	)	(26.00%	)
Total Tax Expense	0.00%		0.00%

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

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

In the fourth quarter of 2018, the Company received equity subscription agreements totaling $960,000, which include 50% warrant coverage, at an exercise price of $0.12 with an expiration date of September 30, 2023. The Company issued 16,000,001 shares of common stock and 8,000,000 warrants in connection with these transactions. Of the $960,000, $200,000 was invested by Thomas Arnost, Chairman of the Board.

In 2019, the Company sold 49,215,137 shares of common stock with 24,369,834 warrants to purchase common stock, exercisable between $0.12 to $0.18 expiring on September 30, 2023 in exchange for cash consideration of $3,434,500, net. In 2019, the Company issued 6,835,090 shares of common stock in exchange for services rendered. In 2019, the Company issued 65,625 shares of preferred stock series E for the exchange of a $5,250,000 senior secured note. The Company received cash consideration of $1,132,210 in exchange for the conversion of warrants issued previously. The company issued 80 million common stock with 150% matching warrants for the conversion of series AAAA preferred stock.

In 2019, holders of Series AAA preferred stock converted their preferred stock into 104,417,500 shares of common stock and warrants to purchase 104,417,500 shares, with each warrant exercisable at $.05 per share through December 31, 2019.

As approved by the Company’s Board of Directors on September 10, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of New York to designate the rights, preferences and limitations of 70,000 shares of the Company’s authorized 5,000,000 shares of Preferred Stock, $.0001 par value, as Class E Preferred Stock, $0.0001 per share (“Class E Preferred Stock”). Of the 70,000 shares of Class E Preferred Stock, 65,625 shares were issued to nine persons, including 25,675 were issued to Mr. Katyal and 25,020 shares were issued to Mr. Mehta.

In 2019, holders of warrants expiring December 31, 2019 exercised 11,755,200 warrants and the Company received cash consideration of $146,940 in January 2020 and notes receivable totaling $440,820, which have maturity dates in 2020.

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

NOTE 7: OPTIONS AND WARRANTS

The Company’s results for the years ended December 31, 2019 and 2018 include employee share-based compensation expense totaling $29,812,197 and $327,405, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Employee stock-based compensation – option grants	$6,599,000	$273,945
Employee stock-based compensation-stock grants	–	–
Non-Employee stock-based compensation – option grants	–	53,460
Non-Employee stock-based compensation-stock grants	–	–
Non-Employee stock-based compensation-warrants for retirement of debt	23,213,197	2,354,458
	$29,812,197	$2,681,863

NOTE 8: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 2,000,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 4,000,000. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 4,000,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 10,000,000. In February 2015, the Board approved, subject to stockholder approval within one year, an increase in the number of shares under the 2009 Plan to 20,000,000 shares; however, stockholder approval was not obtained within the requisite one year and the anticipated increase in the 2009 Plan was canceled. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 10,000,000 shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019. The stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 30,000,000 shares (the “2018 Plan”). On April 2, 2019, the Company approved the 2019 Plan identical to the 2018 Plan, except that the 2019 Plan covers 60 million shares. The 2019 Plan requires stockholder approval by April 2, 2020 in order to grant incentive stock options. The 2005, 2009, 2016, 2018 and 2019 plans are collectively referred to as the “Plans.”

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 I”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
Expected volatility	242.39%	181.8%
Expected dividend yield	–	–
Risk-free interest rate	2.32%	2.83%
Expected term (in years)	6.00	5.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2018	17,515,001	$0.39	4.43	$–
Granted	36,250,000	$0.06	4.39	$2,887,500
Exercised	–	–	–	–
Cancelled / Expired	(11,765,001)	–	–	–

Outstanding, December 31, 2018	42,000,000	$0.10	4.38	$2.981.875

Options exercisable, December 31, 2018	42,000,000	$0.10	4.38	$2.981.875

Outstanding, January 1, 2019	42,000,000	$0.10	4.38	$2,981,875
Granted	70,700,000	$0.13	7.88	–
Exercised	–	–	–	–
Cancelled / Expired	(300,000)	–	–	–

Outstanding, December 31, 2019	112,400,000	$0.12	6.15	$769,500

Options exercisable, December 31, 2019	95,375,000	$0.12	5.95	$–

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019 and 2018 was $0.13 and $0.11, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2019 and 2018 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices, that were lower than the $0.08 closing price of the Company’s common stock on December 31, 2019.

As of December 31, 2019, the fair value of unamortized compensation cost related to unvested stock option awards was $2,272,000.

The option information provided above includes options granted outside of the Plans, which total 1,825,000 and 2,075,000 as of December 31, 2019 and 2018.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2019 and 2018 are as follows:

	Years Ended
	2019	2018
Expected volatility	164.85%	173.58%
Expected dividend yield	–	–
Risk-free interest rate	7.48%	2.88%
Expected term (in years)	3.20	5.42

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2018	11,814,167	$0.20	2.58	$–
Granted	164,752,034	$0.13	8.80	$904,784
Exercised	–	–	–	–
Cancelled / Expired	(1,040,000)	–	–	–
Outstanding, December 31, 2018	175,526,201	$0.14	8.37	$1,504,784

Warrants exercisable, December 31, 2018	175,526,201	$0.14	8.37	$1,504,784

Outstanding, January 1, 2019	175,526,201	$0.14	8.37	$1,504,784
Granted	246,244,634	$0.02	0.38	$2,318,002
Exercised	(178,857,666)	–	–	–
Cancelled/Expired	(7,540,836)	–	–	–
Outstanding, December 31, 2019	235,372,333	$0.11	5.81	$2,500,502

Warrants exercisable, December 31, 2019	235,372,333	$0.11	5.81	$2,500,502

NOTE 9: LITIGATION

We are not a party to any pending material legal proceedings, except as follow:

Washington Prime Group, Inc., a successor in interest to Simon Property Group, L.P., commenced an action in the Marion Superior Court, County of Marion, State of Indiana against the Company alleging default on 36 commercial leases which the Company had entered into in 36 separate shopping mall locations across the United States. Plaintiff alleges damages from unpaid rent of $892,332. Plaintiff is seeking a judgment from the Court to collect said unpaid rent plus attorneys’ fees and other costs of collection. The Company does not believe that it owes any money on these leases and the Company intends to vigorously defend itself in connection with this lawsuit.

In the Supreme Court of New York, county of Nassau, Carter, Deluca & Farrell LP,a law firm filed a summons and Complaint against the Company seeking $113,654 in past due legal fees allegedly owed. The Company disputes the amount owed to said firm.

NOTE 10: COMMITMENTS:

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

NOTE 11: SUBSEQUENT EVENTS

In January 2020, the Company amended its notes with its secured lender (Gene Salkind) to provide for a balloon interest payment of $250,000, representing unpaid interest for 2019, payable December 31, 2020.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

We did not maintain appropriate financial reporting controls – As of December 31, 2019, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at December 31, 2018, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as debt conversions. Subsequent to December 31, 2018, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2018. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2019.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages and positions as of the date of this Form 10-K are:

NAME	AGE	POSITION

Dean L. Julia	51	Chief Executive Officer/President/Treasurer/Director/Co-Founder
Paul Bauersfeld	56	Chief Technology Officer
Sean J. McDonnell, CPA	58	Chief Financial Officer
Sean Trepeta	51	President of Mobiquity Networks and director
Dr. Gene Salkind, M.D.	65	Director
Deepanker Katyal	33	Director and CEO of Advangelists

_____________

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

Paul Bauersfeld. Mr. Bauersfeld has served as Chief Technology Officer of our company since June 2013. Mr. Bauersfeld is a technology executive and engineer with over 20 years of experience in software product development and entrepreneurial organizations. In 2003, Mr. Bauersfeld founded Varsity Networks, a leading online media and services company dedicated to serving the local sports market through technology. He served as CEO of Varsity Networks from its formation through 2013, where he was responsible for expanding the network to include over 10,000 local sports communities with millions of monthly visitors. Prior to his positions at Varsity Network, he held positions at a number of Fortune 100 and startup companies in the technology and media industries. Mr. Bauersfeld has also acted as an advisor to a number of technology developmental corporations. His roles have included Co-founder and CEO of MessageOne from 2000 to 2001, which enterprise was later acquired by Dell Computer Corp., VP of ecommerce at Ziff-Davis from 1999 to 2000, Technology Director at Viacom’s Nickelodeon Online from 1997 to 1999, Founder of GiftOne in 1996, where he served in the position of President, which entity was acquired by Skymall 1997, as well as engineering positions at Apple Computer from 1998 to 1993 and Xerox Corporation from 1986 to 1988. He has a BS in Electrical Engineering from Rochester Institute of Technology, which degree he received in 1986.

Sean J. McDonnell, CPA. Mr. McDonnell has been our Chief Financial Officer since January 2005. Since January 1990, Mr. McDonnell has also owned and operated a private accounting and tax practice handling many different types of business entities and associations. Mr. McDonnell has spent much of his time helping his customers grow their companies and acquire financing for the purchase of buildings and equipment. Prior to starting his own practice, he was employed from 1985 through 1990 as a senior staff member at the accounting firm of Breiner & Bodian CPA's. After graduating from Dowling College in 1984 with a bachelor’s in business administration, he was employed by Kenneth Silver C.P.A. from 1984 to 1985. Mr. McDonnell has been a certified public accountant for more than 30 years.

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

Dr. Gene Salkind, M.D., is a prominent neurosurgeon, professor, and tech investor, with experience guiding small and micro-cap companies to the next level, including up-listing to a national exchange. Previous investments include Intuitive Surgical, Pharmalytics (acquired by Abbvie for $250 per share after growing from less than $1/share), and Centocor, one of the nation's largest biotechnology companies, which was acquired by Johnson & Johnson for $4.9 billion in stock. He is currently Chief of Neurosurgery at Holy Redeemer Hospital and surgical practice. He also sits on the Board of Directors of Cure Pharmaceuticals, Inc. and Dermtech Intl.

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

Board Leadership Structure

In accordance with the Company's By-Laws, the Chairman of the Board, which position is vacant, presides at all meetings of the Board. Currently, the Chief Executive Officer is acting ChairmanThe Company has no fixed policy with respect to the separation of these titles. Mr. Thomas Arnost, our former chairman resigned from the board on October 29, 2019 for personal reasons.

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

LACK OF INDEPENDENT DIRECTORS

In 2019, the Company had two independent directors, namely, Anthony Iacovone, who resigned from the board in May of 2019 and Gene Salkind, whose beneficial ownership interest in the Company has increased to over 47%. Currently the Company does not consider itself to have any independent directors due to Mr. Salkind’s substantial ownership percentage of the Company and first secured position in the assets of the Company on loans of $2,550,000 at December 31, 2020.

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

It is the Company’s goal in the future to have independent directors, at least one of which would be a financial expert. The term “Financial Expert” is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

COMMITTEES

On March 7, 2019, the Company formed a Compensation Committee and Board of Directors Nominating Committee, each with Anthony Iacovone and Dr. Gene Salkind as its independent directors. Since Mr. Iacovone has resigned and Mr. Salkind is no longer considered independent, these committees are no longer functioning, The Company is seeking to add to the board independent directors who will serve on a Compensation Committee, Nominating Committee and Audit Committee.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2019, to the best of the knowledge of the Company’s directors and officers, no form 3’s, form 4’s or form 5’s were filed late with the Commission by officers or directors, except as follows: _________________________________.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2018 and 2019 by (1) each person who served as the principal executive officer of the company during fiscal year 2018 and 2019; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2019 and 2018 with compensation during fiscal years 2019 and 2018 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the company as of December 31, 2019.

Name and Principal		Salary	Bonus	Stock	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)(2)(3)	($)
Dean L. Julia	2018	$360,000	$–	–	$–	$50,156	$410,156
CEO of the company	2019	$360,000	15,900	–	3,575,000	70,474	4,021,374

Deepanker Katyal	2018	$240,000	$–	–	$–	$28,754	$268,754
CEO of Advangelists	2019	$400,000	–	–	–	29,799	429,799

Paul Bauersfeld	2018	$300,000	$–	–	$–	$28,435	$328,435
Chief Technology Officer	2019	$300,000	$7,950	–	500,500	35,166	835,666

 _____________

(1)	The options and restricted stock awards presented in this table for fiscal 2018 and 2019 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such Shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2019.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean L.	4,900,000	–	–	$.05	01/24/23	–	–	–	–
Julia (1)	5,000,000	–	–	$.07	11/20/23	–	–	–	–
	25,000,000	–	–	$.15	4/2/29	–	–	–	–

Deepanker	51,406,875	–	–	$.14	12/6/28	–	–	–	–
Katyal (1)	10,000,000	–	–	$.09	09/13/24	–	–	–	–

Paul	4,000,000	–	–	$.05	01/24/23	–	–	–	–
Bauersfeld	3,000,000	–	–	$.07	11/20/23	–	–	–	–
(1)	10,000,000	–	–	$.15	4/2/29	–	–	–	–

_________

(1)	All options contain cashless exercise provisions.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the company (except for Sean McDonnell, who is an employee at will) with the following compensation arrangements:

Name	Position	Monthly Salary	Bonus/Other Compensation
Dean L. Julia	Chief Executive Officer of Company	$30,000	(1)
Sean Trepeta	President of Mobiquity Networks	20,000	(2)
Paul Bauersfeld	Chief Technology Officer	25,000	(3)
Deepanker Katyal	CEO – Advangelists	33,333	(4)
Sean McDonnell	Chief Financial Officer	11,000	(5)

________________

(1)	In addition to the Mr. Julia’s Base Salary, he shall be entitled to a quarterly bonus (the "Quarterly Bonus") of at least 1% of Gross Revenue (as defined under generally accepted accounting principles) for each completed fiscal quarter, so long as Gross Revenue meets or exceeds seventy-five (75%) percent of managements stated goal. The Quarterly Bonus shall be paid no later than fourteen (14) days from Company's filing of the form 10-Q, either in cash, common stock or stock options, at the election of Mr. Julia. Should his Employment Agreement be terminated prior to the end of any fiscal year for any reason other than that provided in the Agreement, a pro rata portion of the Quarterly Bonus shall be paid within 30 days of such termination. For each subsequent calendar year, the Company's Board of Directors, will confirm a new revenue goal for the upcoming year for the purpose of calculating the Quarterly Bonus. In the event that the Company is acquired through a board of directors approved (i) change in control of at least 50% of the outstanding voting stock or (ii) the sale of all or substantially all of the assets, Mr. Julia shall be entitled to receive a payment in-kind equal to three (3%) percent of the consideration paid in connection with said transaction. He also received a signing bonus of options to purchase 25 million shares, exercisable at $.15 per share, over a term of 10 years.

(2)	In addition to the Mr. Trepeta’s Base Salary, he shall be entitled to a quarterly bonus (the "Quarterly Bonus") of 1% of Gross Revenue (as defined under generally accepted accounting principles) for each completed fiscal quarter, so long as Gross Revenue meets or exceeds managements stated goal. The Quarterly Bonus shall be paid no later than fourteen (14) days from Company's filing of the Form 10-Q, either in cash, common stock or stock options, at the election of Mr. Trepeta. Should his Employment Agreement be terminated prior to the end of any fiscal year for any reason other than that provided in the Agreement, a pro rata portion of the Quarterly Bonus shall be paid within 30 days of such termination. Mr. Trepeta also received a signing bonus of options to purchase 10 million shares of common stock with 35% immediately vested, 35% vesting in one year and remaining 30% vesting after two years.

(3)	In addition to the Mr. Bauersfeld’s Base Salary, he shall be entitled to a quarterly bonus (the "Quarterly Bonus") of .5% of Gross Revenue (as defined under generally accepted accounting principles) for each completed fiscal quarter, so long as Gross Revenue meets or exceeds managements stated goal. The Quarterly Bonus shall be paid no later than fourteen (14) days from Company's filing of the form 10-Q, either in cash, common stock or stock options, at the election of Mr. Bauersfeld. Should his Employment Agreement be terminated prior to the end of any fiscal year for any reason other than that provided in the Agreement, a pro rata portion of the Quarterly Bonus shall be paid within 30 days of such termination. Mr. Bauersfeld also received a signing bonus of options to purchase 10 million shares of common stock with 35% immediately vested, 35% vesting in one year and remaining 30% vesting after two years.

(4)	The Company issued one share of Mr. Katyal Preferred Stock to Mr. Katyal. The Series B Preferred Stock shall provide dividend rights, payable in cash, to the holders thereof in an amount equivalent to 10% of the gross revenue of Mobiquity or the Company, whichever is higher, for each of its 2019 and 2020 fiscal years. Such dividends (i) shall be declared and paid not later than seventy five (75) days following the end of each such fiscal quarter and (ii) shall not exceed an aggregate of Six Hundred Thousand Dollars ($600,000) per year per holder for all holders of Class B Preferred Stock (i.e., an aggregate of no more than One Million Two Hundred Thousand Dollars ($1,200,000) to the two holders of the Series B Preferred Stock per annum cumulatively). Subject to the dividend rights in favor of the holders of the Series B Preferred Stock, all rights, privileges, preferences, and restrictions set forth in Mobiquity's Certificate of Amendment shall terminate as of December 31, 2020, and, immediately upon declaration and payment of the dividend in respect of Mobiquity's 2020 fiscal year, Mobiquity shall withdraw such class from its authorized capital. Other than the above-referenced dividend rights, the Series B Preferred Stock shall not confer any rights upon the holders thereof. Mr. Katyal and Lokesh Mehta, a non-executive officer of Advangelists, will be the only holders of Mobiquity's Series B Preferred Stock.

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

Mr. Katyal’s employment agreement which commenced December 7, 2018 has a term of three years. Mr. Katyal is required to devote at least 40 hours per week pursuant to his responsibility as CEO of Advangelists. The agreement provides for full indemnification and participation in all benefit plans, programs and perquisites as are generally provided by the Company to its employees, including medical, dental, life insurance, disability and 401(k) participation. The agreement provides for termination for cause after giving employee 30 days’ prior written notice. The agreement provides for termination by the Company without cause after 60 days’ prior written notice with severance pay as described in his agreement. His employment agreement also provides for termination by disability for a period of more than six consecutive months in any 12-month period, termination by employee for good reason as defined in the agreement and restrictive covenants for a period of one year following the termination date.

DIRECTOR COMPENSATION

Currently, four directors of the Company are executive officers of the Company. Their compensation is described herein. The Company is not currently paying Dr. Gene Salkind to serve on the board or committees thereof. Future compensation of board members/committee members are at the discretion of the board.

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

Awards

As of December 31, 2019, the Company has granted under the Plans a total of 110,575,000 options and outside the Plans a total of 1,825,000 options or a total of options to purchase 112,400,000 shares of the Company’s Common Stock with a weighted average exercise price of $0.12 per share. The board has granted options with varying terms. The Company has also granted to various officers, directors and employees of Advangelists, warrants to purchase an aggregate of 109,976,675 shares at varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2019 on the known benefits provided to certain persons and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options/Warrants	Average Exercise Price ($) per Share	Value of Unexercised Options/ Warrants at Dec. 31, 2019 (1)
Dean L. Julia	34,900,000	0.12	$197,000
Sean McDonnell	1,200,000	0.06	$26,000
Sean Trepeta	16,700,000	0.11	$141,000
Thomas Arnost	8,833,333	0.08	$108,750
Paul Bauersfeld	17,000,000	0.11	$150,000
Deepanker Katyal	61,406,875	0.13	–
Six Executive Officers as a group	140,040,208	0.12	$622,750

________________

(1)	Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $0.08 based upon a last sale on (or the last trade date before) December 31, 2019) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

In the past, the Company has granted certain employees and consultants, stock awards for services for the prior year with vesting to occur after the passage of an additional 12 months. These awards totaled 45,000 Shares for 2008, subject to continued services with the Company through December 31, 2009. These awards totaled 51,000 Shares for 2009 subject to continued services with the Company through December 31, 2010. These awards totaled 105,000 Shares for 2010 subject to continued services with the Company through December 31, 2011. These awards totaled 45,000 shares for 2011, subject to continued services with the Company through December 31, 2012. A total of 203,500 shares were issued under the 2005 Plan pursuant to the stock award program described above (net of cancellations). No stock awards were granted in fiscal 2012 through fiscal 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our voting stock as of March 6, 2020 by:

●       each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

●       each “named executive officer” of the Company,

●       each of our directors; and

●       all executive officers and directors as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Mobiquity Technologies, Inc. at the address set forth herein. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or the conversion of such person’s outstanding Preferred Stock) within 60 days after February __, 2020 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The percentage of shares owned as of March 6, 2020 is based upon 923,689,114 shares of Common Stock outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock	Number of Shares Underlying Convertible Preferred Stock, Notes Options and Warrants	Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Stockholders
Clyde Berg/Carl Berg and affiliated entities	97,376,699	46,360,034	143,736,733	14.8
Norman Kravetz	61,089,488	2,083,334	63,172,822	6.8
Lokesh Mehta	848,868	60,171,875	61,020,743	6.2
Thomas Arnost	60,832,117	8,833,335	69,665,452	7.4

Directors and Executive Officers
Paul Bauersfeld	100,000	17,000,000	17,100,000	1.8
Dean L. Julia	1,953,500	34,900,000	36,853,500	3.8
Sean Trepeta	1,010,001	16,700,000	17,710,001	1.9
Sean McDonnell	166,667	1,200,000	1,366,667	*
Deepanker Katyal	871,134	61,406,875	62,278,009	6.3
Gene Salkind	253,908,335	360,625,000	614,533,335	47.8
All Officers and directors as a group (six persons)
______________________

*	Less than one percent.

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

Employment Agreements and Executive Compensation

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

Notes to the Financial Statements

The disclosures contained in this Form 10-K, in particular in the notes to our consolidated financial statements as well as Item 11 herein, describe various transactions between the Company’s and its officers, directors and principal stockholders. Further, Dr. Gene Salkind, a director and principal stockholder, has a first security interest in substantially all of the consolidated assets of the Company. All related party transactions described elsewhere in this Form 10-K are incorporated herein this Item 13 by reference.

Director Independence

Reference is made to “Item 10” for details pertaining to lack of independent directors on the Company’s board of directors as of the filing date of this Form 10-K. Dr. Gene Salkind, a director of the Company, who has never served as an executive officer of the Company, is a secured creditor and a controlling stockholder. For these reasons, the Company has taken the position that it is not considering Dr. Salkind an independent director.

Item 14. Principal Accountant Fees and Services.

On July 16, 2018 the Company engaged BF Borgers CPA PC as our registered independent public accountants. Their fees are described in the table below.

	Year Ended December 31,
	2019	2018
Audit fees	$48,600	$48,600
Audit- related fees	32,400	25,800
Tax fees	–	–
All other fees	–	5,663
Total fees	$81,000	$80,063

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8 FINANCIAL STATEMENTS as the financial statements of the Company for the years ended December 31, 2019 and 2018:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Notes to Consolidated Financial Statements

(b)  EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger – Advangelists LLC (25)
2.2	First Amendment to Exhibit 2.1 (25)
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
3.13	Amendment to Certificate of Incorporation – September 2018 (26)
3.14	Amendment to Certificate of Incorporation – February 2019 (26)
3.15	Amendment to Certificate of Incorporation – December 17, 2018 (26)
3.16	Amendment to Certificate of Incorporation – December 4, 2018 (26)
3.17	Restated Certificate of Incorporation (30)
3.18	Certificate of Amendment to Certificate of Incorporation (32)
4.1	Registration Rights Agreement (18)
10.1	Left blank intentionally
10.2	Employment Agreement - Dean Julia (2)
10.3	Left blank intentionally
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.6	Amendment to Employment Agreement – Dean L. Julia (11)
10.7	Left blank intentionally
10.8	Amendment to Dean L. Julia’s Employment Agreement (16)
10.9	Left blank intentionally
10.10	Employment Agreement – Sean Trepeta (19)
10.11	Employment Agreement – Paul Bauersfeld (19)
10.12	Employment Agreement – Thomas Arnost (20)
10.13	Left blank intentionally
10.14	Form of Consulting Agreement and Form of Warrant to purchase common stock - Deepankar Katyal (25)

Exhibit
Number	Exhibit Title
10.15	Employment Agreement dated April 2, 2019 – Dean L. Julia (30)
10.16	Employment Agreement dated April 2, 2019 – Sean Trepeta (30)
10.17	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (30)
10.18	Employment Agreement dated December 7, 2018 – Deepanker Katyal (30)
10.19	Membership Interest Purchase Agreement dated as of April 30, 2019 (28)
10.20	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)
10.21	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (29)
10.22	Assignment and Assumption Agreement effective as of May 8. 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)
10.23	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (31)
10.24	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advaneglists, LLC and Deepankar Katyal (31)
10.25	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal (31)
10.26	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advaneglists, LLC and Lokesh Mehta (31)
10.27	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Lokseh Mehta (31)
10.28	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (32)
10.29	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (32)
10.30	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (32)
10.31	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (32)
10.32	Form of Lender Warrant (32)
10.33	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (31)
10.34	Form of Common Stock Purchase Warrant (31)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (26)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Amendment to 2005 Plan (4)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

 _____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Left blank intentionally.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Left blank intentionally.
(9)	Left blank intentionally.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Left blank intentionally.
(13)	Left blank intentionally.
(14)	Left blank intentionally.
(15)	Left blank intentionally.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Left blank intentionally.
(18)	Left blank intentionally.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 19, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated March 1, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.
(25)	Incorporated by reference to Form 8-K dated December 11, 2018.
(26) (27) (28) (29) (30) (31) (32)

Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.

Incorporated by reference to Form 10-K/A for the fiscal year ended December 31, 2018.

Incorporated by reference to Form 8-K dated April 30, 2019.

Incorporated by reference to Form 8-K dated May 10, 2019.

Incorporated by reference to Form 8-K dated July 15, 2019.

Incorporated by reference to Form 8-K dated September 13, 2019.

Incorporated by reference to Form 8-K/A dated September 13, 2019 and filed on November 6, 2019.

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

Dated: Shoreham, New York

March 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Principal Executive Officer, President and Director	March 25, 2020
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	March 25, 2020
Sean McDonnell

/s/ Sean Trepeta	Director	March 25, 2020
Sean Trepeta

/s/ Gene Salkind	Director	March 25, 2020
Dr. Gene Salkind

/s/ Deepanker Katyal	Director	March 25, 2020
Deepanker Katyal

Dean L. Julia, Sean Trepeta, Dr. Gene Salkind and Deepanker Katyal represent all the current members of the Board of Directors.

