Form 10-Q
period 2020-03-31
Mobiquity Technologies, Inc.
filed 2020-06-19
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

COMMISSION FILE NUMBER: 000-51160

MOBIQUITY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEW YORK	11-3427886
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

35 Torrington Lane
SHOREHAM, NY 11786

(Address of principal executive offices)

(516) 246-9422

(Registrant's telephone number)

____________________________________________

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐    No ☒

As of May 31, 2020, the registrant had a total of 952,498,815 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	unaudited
Assets
Current Assets
Cash	$423,928	$1,240,064
Accounts receivable, net	2,194,836	3,611,378
Prepaid expenses and other current assets	34,200	20,200
Total Current Assets	2,652,964	4,871,642

Property and equipment (net of accumulated depreciation of $7,778 and $6,364, respectively)	19,686	21,100
Goodwill	1,352,865	1,352,865
Intangibles assets (net of accumulated amortization of $1,705,370 and $1,555,186, respectively)	11,298,306	11,448,490

Other assets
Security deposits	9,000	9,000
Investment in corporate stock	62	3,100

Total Assets	$15,332,883	$17,706,197

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,318,871	$2,958,108
Accrued expenses	857,660	960,734
Notes payable	553,077	566,250
Total Current Liabilities	3,729,608	4,485,092

Long term portion convertible notes, net	2,300,000	2,300,000

Total Liabilities	6,029,608	6,785,092

Stockholders' Deficit
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 46,413 and 56,413 shares issued and outstanding at March 31, 2020 and December 31, 2019	714,869	714,869

Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and 1,500 shares issued and outstanding at March 31, 2020 and December 31, 2019	15,000	15,000

Preferred stock Series E; 70,000 authorized; $80 par value 61,688 and 65,625 shares issued and outstanding at March 31, 20120 and December 31, 2019	4,935,040	5,250,000

Common stock: 2,000,000,000 authorized; $0.0001 par value 952,198,815 and 934,316,840 shares issued and outstanding at March 31, 2020 and December 31, 2019	95,244	93,453

Treasury stock $.09 par value 15,000,000 and 15,000,000 shares outstanding at March 31, 2020 and December 31, 2019	(1,350,000)	(1,350,000)

Additional paid in capital	178,465,437	177,334,305
Accumulated deficit	(173,572,315)	(171,136,522)
Total Stockholders' Equity	9,303,275	10,921,105
Total Liabilities and Stockholders' Equity	$15,332,883	$17,706,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months
	Ended March 31,
	2020	2019
Revenue	$945,099	$1,597,220

Cost of Revenues	788,911	912,175

Gross Profit	156,188	685,045

Operating Expenses
Selling, general and administrative	1,485,080	4,492,936
Salaries	896,848	688,785
Total Operating Expenses	2,381,928	5,181,721

Loss from operations	(2,225,740)	(4,496,676)
Other Income (Expenses)
Interest Expense	(172,625)	(1,973)
Loss on sale of company stock	(34,390)	–
Total Other Income (Expense)	(207,015)	(1,973)

Loss from continuing operations	$(2,432,755)	$(4,498,649)
Other Comprehensive Income
Unrealized holding gain (loss) arising during period	(3,038)	1,539,723
Less net gain attributable to non-controlling interest	–	(14,262)

Net Comprehensive Loss	$(2,435,793)	$(2,973,188)
Net Comprehensive Loss Per Common Share:
For continued operations, basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding, basic and diluted	942,587,147	644,904,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	AAAA		Mezzanine		Series E		Series C
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at January 1, 2020	–	$–	46,413	$714,869	65,625	$5,250,000	1,500	$15,000
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for note conversion	–	–	–	–	–	–	–	–
Warrant conversions	–	–	–	–	–	–	–	–
Preferred stock series E	–	–	–	–	(3,937)	(314,960)	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2020	–	$–	46,413	$714,869	61,688	$4,935,040	1,500	$15,000

			Additional		Non				Total
	Common Stock		Paid-in	Subscription	Controlling	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Interest	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2020	934,316,840	$93,453	$177,334,305	$–	$–	15,000,000	$(1,350,000)	$(171,136,522)	$10,921,105
Common stock issued for services	6,700,000	580	383,420	–	–	–	–	–	384,000
Common stock issued for note conversion	767,375	77	30,618	–	–	–	–	–	30,695
Warrant conversions	7,377,600	740	402,528	–	–	–	–	–	403,268
Preferred stock series E	3,937,000	394	314,566	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	(2,435,793)	(2,435,793)
Balance, at March 31, 2020	953,098,815	$95,244	$178,465,437	$–	$–	15,000,000	$(1,350,000)	$(173,572,315)	$9,303,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(continued)

	AAAA		Mezzanine		Series E		Series C
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2018	800	$8,000	1,090,588	11,552,513	–	$–	1,500	$15,000
Common stock issued for services	–	–	–	–	–	–	–	–
Purchase of common stock	–	–	–	–	–	–	–	–
Exchange shares	–	–	(141,356)	(1,955,686)	–	–	–	–
Warrant conversions	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2019	800	$8,000	949,232	$9,596,827	–	$–	1,500	$15,000

			Additional		Non				Total
	Common Stock		Paid-in	Subscription	Controlling	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Interest	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2019	629,066,933	$62,922	$129,223,402	$–	$664,178	–	$–	$(127,108,803)	$14,417,212
Common stock issued for services	158,900	16	29,942	–	–	–	–	–	29,958
Purchase of common stock	27,143,553	2,713	1,876,287	(917,500)	–	–	–	–	961,500
Exchange shares	16,135,600	1,614	1,954,072	–	–	–	–	–	–
Warrant conversions	716,944	72	(72)	–	–	–	–	–	–
Warrants issued	–	–	3,745,677	–	–	–	–	–	3,745,677
Net Loss	–	–	–	–	(1,368,125)	–	–	(1,590,800)	(2,958,925)
Balance, at March 31, 2019	673,221,930	$67,337	$136,829,308	$(917,500)	$(703,947)	–	–	$(128,699,603)	$16,195,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(2,4359,793)	$(2,958,926)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,414	471
Amortization - Intangible Assets	150,184	92,817
Allowance for uncollectible receivables	306,000	–
Common stock issued for services	384,000	–
Warrant expense	403,268	–
Changes in operating assets and liabilities
Accounts receivable	1,110,542	203,396
Prepaid expenses and other assets	(14,000)	(20,000)
Accounts payable	(639,237)	(259,663)
Accrued expenses and other current liabilities	(93,063)	52,330
Accrued interest	(10,011)	1,973
Total Adjustments	1,599,097	71,324
Net Cash in Operating activities	(836,696)	(2,887,602)

Cash Flows from Investing Activities
Purchase of property and equipment	–	(11,419)
Series E preferred stock exchanged for Common stock	(314,960)	–
Note conversion to common stock	30,695	–
Net cash used in Investing Activities	(284,265)	(11,419)

Cash Flows from Financing Activities
Issuance of warrants	–	3,745,749
Warrants converted to common stock	–	(72)
Purchase of common stock	–	1,879,000
Common stock issued for services	–	29,958
Subscription receivable	–	(917,500)
Preferred stock converted to common stock	314,960	–
Cash received from bank notes	250,000	–
Cash paid on bank notes	(263,173)	(31,883)
Net cash used in Investing Activities	301,787	4,705,252

Net change in Cash and Cash Equivalents	(819,174)	1,806,231
Cash and Cash Equivalents, Beginning of period	1,240,064	624,338
Unrealized holding change on securities	3,038	(1,539,723)
Cash and Cash Equivalents, end of period	$423,928	$890,846

Supplemental Disclosure Information
Cash paid for interest	$171,941	$–
Cash paid for taxes	$5,000	$–

Non-cash Disclosures:
Common stock issued for interest	$–	$–
Conversion of notes and interest into AAA & AAAA Preferred and Common Stock	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

Notes to the unaudited condensed consolidated financial statements
March 31, 2020

(Unaudited)

NOTE 1: ORGANIZATION AND GOING CONCERN

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $13,462,229 for the year ended December 31, 2019, and $2,432,755 for the quarter ended March 31, 2020. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified advertising industry and other factors described elsewhere in the “Risk Factors” section of our form 10-k for the year ended December 31, 2019. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The recently acquired Advangelists LLC has also incurred losses and experienced negative cash flows from operations during the most recent fiscal year. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional capital through private and public offerings of its common stock, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the event we remain a going concern, the impacts of the global emergence of Coronavirus disease (COVID-19) on our business, sources of revenues and then general economy, are currently not fully known. We are conducting business as usual with some modifications to employee work locations, and cancellation of certain marketing events, among other modifications. We lost millions of dollars in orders with organization directly related the COVID-19 pandemic. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, although we do anticipate it to negatively impact our financial results during fiscal year 2020.

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc. and its wholly- owned subsidiary, Advangelists, LLC, which subsidiary was 48% owned in the quarter ended March 31, 2019. All intercompany accounts and transactions have been eliminated in consolidation.

The Condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, the Condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, the Condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2020 and 2019 and the Condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2020, results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed consolidated financial statements.

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

Dean Julia – Principal Executive Officer President and Director

Sean McDonnell – Chief Financial Officer

Sean Trepeta – Board of Directors

Deepankar Katyal – Principal Officer

Dr. Eugene Salkind – Board of Directors

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, convertible debt, approximate their fair values because of the short maturity of these instruments for the quarter ended March 31, 2020 and for the years ended December 31, 2019.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of March 31, 2020 and December 31, 2019, the balances are $ 423,928 and $1,240,064, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, consequently, believes that its receivable credit risk exposure is limited. Our current receivables at December 31, 2019 consist of 47% held by four of our largest customers. Our March 31, 2020 receivables consist of 46% held by four of our largest customers.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of March 31, 2020, and December 31, 2019, the Company exceeded FDIC limits by $0 and $749,037, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2020, and December 31, 2019, allowance for doubtful accounts were $386,600 and $80,600, respectively. It is currently unclear how customer payments will be affected by the COVID-19 crisis, although we are seeing a significant slowdown in accounts receivable collections.

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

LONG LIVED ASSETS – In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company recognized no impairment losses for the period ended March 31, 2020.

Transactions with major customers

During the quarter ended March 31, 2020, four customers accounted for approximately 49.52% of revenues and for the quarter ended March 31, 2019, four customers accounted for 59.39 % our revenues.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the quarter ended March 31, 2020 and March 31, 2019, there were advertising costs of $770 and $6,569, respectively.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 346,672,333 because they are anti-dilutive, as a result of a net loss for the quarter ended March 31, 2020.

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

Our goodwill balance is not amortized to expense, instead it is tested for impairment at least annually. We perform our annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimate the fair value of each reporting unit using a discounted cash flow model; (5) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compare the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value. There were no impairment charges during the year ended December 31, 2019 or the quarter ended March 31, 2020.

Intangible Assets

At each balance sheet date herein, definite-lived intangible assets primarily consist of customer relationships which are being amortized over their estimated useful lives of five years.

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

	Useful Lives	March 31, 2020	December 31,2019

Customer relationships	5 years	$3,003,676	$3,003,676
ATOS Platform	5 years	10,000,000	10,000,000
		13,003,676	13,003,676
Less accumulated amortization		(1,705,370)	(1,555,186)
Net carrying value		$11,298,306	$11,448,490

Future amortization, for the years ending December 31, is as follows:

2020	$2,600,736
2021	$2,600,736
2022	$2,600,736
2023	$2,600,736
2024	$1,045,546
Thereafter	$–

NOTE 4: NOTES PAYABLE AND DERIVATIVE LIABILITIES

Summary of Notes payable:

	March 31, 2020	December 31, 2019
Berg Notes (a)	$25,000	$50,000
Dr. Salkind, et al	2,550,000	2,550,000
Business Capital Providers	392,946	266,250

Total Debt	2,967,946	2,866,250
Current portion of debt	667,946	566,250
Long-term portion of debt	$2,300,000	$2,300,000

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date. All other notes have been converted to equity.

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

On November 6, 2019, the Company entered into a third merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days.

On February 20, 2020, the Company entered into a fourth merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days.

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

NOTE 5: INCOME TAXES

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in the United States, in various states within the United States. The Company determines it’s filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year statutes of limitations for income tax assessment vary from state to state. Tax authorities of the U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares issued for services

During the quarter ended March 31, 2020, the Company issued 5,800,000 shares of common stock, at $0.03 to $0.10 per share for $384,000 in exchange for services rendered. During the quarter ended March 31, 2019, the Company issued 158,900 shares of common stock, at $0.17 to $0.22 per share for $29,942 in exchange for services rendered.

Shares issued for interest

During the quarters ended March 31, 2020 and March 31, 2019, no shares were issued for interest.

During the quarter ended March 31, 2020, one holder of our Series E Preferred Stock converted 3,937 shares to 3,937,000 of our common stock. In the first quarter of 2019, five holders of our Series AAA Preferred Stock converted 141,356 shares to 16,135,600 shares of our common stock and 16,135,600 warrants at an exercise price of $0.05 per share with an expiration date of December 31, 2019.

During the quarter ended March 31, 2020, 7,377,600 warrants were converted to common stock, at $.04 to $0.07 per share. During the quarter ended March 31, 2019, 1,160,000 warrants were converted in a cashless exercise transaction submitted to the Company for 716,944 shares of common stock.

No equity subscription agreements occurred during the first quarter of 2020. In the first quarter of 2019, the Company received equity subscription agreements totaling $1,921,500, net, which include warrant coverage, at an exercise price between $0.06 and $0.12 with an expiration date of September 30, 2023. The Company issued 27,143,553 shares of common stock and 10,364,583 warrants in connection with these transactions.

During the quarter ended March 31, 2020 one note holder converted $30,695 of their note into 767,375 common shares at a conversion rate of $0.04 per shares and cash payment of $5,000. No note conversion took place during the quarter ended March 31, 2019.

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

In 2019, holders of warrants expiring December 31, 2019 exercised 11,755,200 warrants and the Company received cash consideration of $146,940 in January 2020 and notes receivable totaling $440,820, which have maturity dates in 2020. During March of 2020 the Company received cash consideration of $146,940 and $146,940 in May of 2020.

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

NOTE 7: OPTIONS AND WARRANTS

The Company’s results for the for the quarter ended March 31, 2020 and the year ended December 31, 2019 include employee share-based compensation expense totaling $503,316 and $3,745,677, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the for the quarter ended March 31, 2020 and March 31, 2019:

	2020	2019
Employee stock-based compensation – option grants	$80,750	$–
Employee stock-based compensation-stock grants	–	–
Non-Employee stock-based compensation – option grants	–	–
Non-Employee stock-based compensation-stock grants	–	–
Non-Employee stock-based compensation-warrants for retirement of debt	422,566	3,745,677
	$503,316	$3,745,677

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 I”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the for the quarter ended March 31, 2020 and the year ended December 31, 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Expected volatility	439.23%	426.76%
Expected dividend yield	–	–
Risk-free interest rate	1.21%	2.53%
Expected term (in years)	5.00	5.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2019	42,000,000	$0.10	4.38	$2,981,875
Granted	70,700,000	$0.13	7.88	$–
Exercised	–	–	–	–
Cancelled / Expired	(300,000)	–	–	–

Outstanding, December 31, 2019	112,400,000	$0.12	6.15	$769,500

Options exercisable, December 31, 2019	95,375,000	$0.12	5.95	$–

Outstanding, January 1, 2020	112,400,000	$0.12	6.15	$769,500
Granted	–	$–	–	–
Exercised	–	–	–	–
Cancelled / Expired	(100,000)	–	–	–

Outstanding, March 31, 2020	112,300,000	$0.12	5.91	$–

Options exercisable, March 31, 2020	96,100,000	$0.12	6.39	$–

The weighted-average grant-date fair value of options granted during the for the quarters ended March 31, 2020 and March 31, 2019 was $0.12 and $0.17, respectively. The aggregate intrinsic value of options outstanding and options exercisable at the quarters ended March 31, 2020 and 2019 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices, that were lower than the $0.03 and $0.18 closing price of the Company’s common stock on March 31, 2020 and March 31, 2019.

As of March 31, 2020, the fair value of unamortized compensation cost related to unvested stock option awards was $2,279,500 and at March 31, 2019 the fair value of unamortized compensation cost related to unvested stock option awards was $0.

The option information provided above includes options granted outside of the Plans, which total 1,825,000 and 2,075,000 as of March 31, 2020 and March 31, 2019.

The weighted average assumptions made in calculating the fair value of warrants granted during the fair value of unamortized compensation cost related to unvested stock option awards was $ for the quarter ended March 31, 2020 and $2,272,000 year ended December 31, 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Expected volatility	442.84%	298.53%
Expected dividend yield	–	–
Risk-free interest rate	1.46%	2.44%
Expected term (in years)	6.67	5.00

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Share	Price	Term	Value
Outstanding, January 1, 2019	175,526,201	$0.14	8.37	$1,504,784
Granted	246,244,634	$0.02	0.38	$2,318,002
Exercised	(178,857,666)	–	–	–
Cancelled / Expired	(7,540,836)	–	–	–
Outstanding, December 31, 2019	235,372,333	$0.11	5.81	$2,500,502

Warrants exercisable, December 31, 2019	235,372,333	$0.11	5.81	$2,500,502

Outstanding, January 1, 2020	235,372,333	$0.11	5.81	$2,500,502
Granted	3,438,800	$.05	5.00	$–
Exercised	(4,438,800)	–	–	–
Cancelled/Expired	–	–	–	–
Outstanding, March 31, 2020	234,372,333	$0.12	5.63	$–

Warrants exercisable, March 31, 2020	234,372,333	$0.12	5.63	$–

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

NOTE 11: SUBSEQUENT EVENTS

In May of 2020, the Company issued 300,000 common shares for professional services rendered.

In May of 2020, Deepankar Katyal resigned from the board to spend more time necessary to run the day to day operations of Advangelists, LLC focusing on technology and revenue growth.

Interest payments due on Dr. Salkind notes have been halted in the second quarter of 2020 due to COVID-19 issues affecting our collections on our accounts receivable.

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

Results of Operations

Quarter Ended March 31, 2020 versus Quarter Ended March 31, 2019

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	March 31, 2020	March 31, 2019
Revenue	$945,099	$1,597,220
Cost of Revenues	(788,911)	(912,175)
Gross Income (Loss)	156,188	685,045
Selling, General and Administrative Expenses	2,381,928	5,181,721
Loss from operations	(2,225,740)	(4,496,676)

We generated revenues of $945,099 in the first quarter of 2020 as compared to $1,597,220 in the same period for 2019, a change in revenues of $652,121. The nationwide economic shutdown due to COVID-19 during the first quarter severely reduced operations at the end of the March 2020.

Cost of revenues was $788,911 or 83.4% of revenues in the first quarter of 2020 as compared to 912,175 or 57.1% of revenues in the same fiscal period of fiscal 2019. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income was $156,188 or 16.6% of revenues for the first quarter of 2020 as compared to $685,045 in the same fiscal period of 2019 or 42.9% of revenues. When the country comes out of COVID-19 and the economy begins to turn around we anticipate income to increase.

Selling, general, and administrative expenses were $2,381,928 for the first quarter of fiscal 2020 compared to $5,181,721 in the comparable period of the prior year, a decrease of approximately $2,799,793. Decreased operating costs include public awareness fees, and non-cash warrant expense of $3,745,749. The increased costs to payroll and related expenses including professional fees and interest expenses totaling $616,499 an increase in non-cash allowance for uncollectible receivables of $306,000.

The net loss from operations for the first quarter of fiscal 2020 was $2,225,740 as compared to $4,496,676 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $423,928 at March 31, 2020. Cash used in operating activities for the three months ended March 31, 2020 was $836,696. This resulted primarily from a net loss of $2,435,793, offset by warrant expense of $403,268, common stock issued for services of $384,000, allowance for uncollectible receivables of $306,000 and amortization and depreciation expenses of $151,598, a decrease in accounts receivable of $1,110,542, an increase in prepaid expenses and other assets of $14,000, a decrease of accounts payable and accrued expenses of $742,311. Net cash used in financing activities of $301,787 from the proceeds of notes of $250,000, preferred stock converted to common of $314,960 and cash paid on bank notes of $263,173 for the quarter ended March 31, 2020.

The Company had cash and cash equivalents of $890,846 at March 31, 2019. Cash used in operating activities for the three months ended March 31, 2019 was $2,887,602. This resulted primarily from a net loss of $4,498,649, offset by a decrease in accounts payable of $259,663, a decrease in accounts receivable of $203,396, increase in accrued expenses and other current liabilities of $52,330, the non-cash change in corporate stack valuation of $1,539,723. Net cash was provided by financing activities of $4,705,252 from the proceeds of the issuance of common stock $1,879,000, subscription receivable of $917,500 and the non-cash cost of issuance of warrants of $3,745,749 for the quarter ended March 31, 2019.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2020 through March 31, 2020 and January 1, 2019 through March 31, 2019, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2020	Common Stock	5,800,000 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – March 2020	Common Stock	767,375 shares	Note conversion	Section 3(a)(9)	Not applicable

Jan. – March 2020	Common Stock	7,377,600 shares	$403,268 Warrant conversions	Rule 506, Section 4(2)	Each warrant exercise price from $0.04 to $0.07, expiration dates 1-23-2025 and 2-4-2025

Jan. – March 2020	Common Stock	3,937,000 shares	Series E Preferred Stock conversion	Section 3(a)(9)	1,968,500 warrant exercise price $0.12 expiration date 1-8-2025

Jan. – March 2019	Common Stock	23,266,930 shares; 16,135,600 warrants	$449,000	Rule 506, Section 4(2)	Not applicable

Jan. – March 2019	Common Stock and Warrants	20,729,167 shares and 10,364,583 warrants sold upon conversion of preferred stock and cashless exercise of warrants	$1,462,500 received, $162,500 in commissions	Rule 506 Section 4(2)	Each warrant exercise price from $0.05 to $0.12, expiration dates 12-31-2019 and 9-30-2023

In the three months ended March 31, 2020 and 2019, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger – Advangelists LLC (25)
2.2	First Amendment to Exhibit 2.1 (25)
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
3.13	Amendment to Certificate of Incorporation – September 2018 (26)
3.14	Amendment to Certificate of Incorporation – February 2019 (26)
3.15	Amendment to Certificate of Incorporation – December 17, 2018 (26)
3.16	Amendment to Certificate of Incorporation – December 4, 2018 (26)
3.17	Restated Certificate of Incorporation (27)
3.18	Amendment to Certificate of Incorporation dated September 13, 2019 (32)
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.6	Amendment to Employment Agreement – Dean L. Julia (11)

Exhibit
Number	Exhibit Title
10.7	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.8	Amendment to Dean L. Julia’s Employment Agreement (16)
10.9	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.10	Employment Agreement – Sean Trepeta (19)
10.11	Employment Agreement – Paul Bauersfeld (19)
10.12	Employment Agreement – Thomas Arnost (20)
10.13	Separation Agreement with Michael D. Trepeta (24)
10.14	Form of Consulting Agreement and Form of Warrant to purchase common stock – (25)
10.15	Employment Agreement dated April 2, 2019 – Dean L. Julia (30)
10.16	Employment Agreement dated April 2, 2019 – Sean Trepeta (30)
10.17	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (30)
10.18	Employment Agreement dated December 7, 2018 – Deepanker Katyal (30)
10.19	Membership Interest Purchase Agreement dated as of April 30, 2019 (28)
10.20	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)
10.21	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (29)
10.22	Assignment and Assumption Agreement effective as of May 8. 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)
10.23	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (31)
10.24	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advaneglists, LLC and Deepankar Katyal (31)
10.25	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal (31)
10.26	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advaneglists, LLC and Lokesh Mehta (31)
10.27	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Lokseh Mehta (31)
10.28	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (32)
10.29	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (32)
10.30	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (32)
10.31	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (32)
10.32	Form of Lender Warrant (32)
10.33	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (31)
10.34	Form of Common Stock Purchase Warrant (31)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (26)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

Exhibit
Number	Exhibit Title
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Amendment to 2005 Plan (4)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

 _____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Left blank intentionally.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Left blank intentionally.
(9)	Left blank intentionally.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Left blank intentionally.
(13)	Left blank intentionally.
(14)	Left blank intentionally.
(15)	Left blank intentionally.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Left blank intentionally.
(18)	Left blank intentionally.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 19, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated March 1, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.
(25) (26)	Incorporated by reference to Form 8-K dated December 11, 2018. Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.
(27)	Incorporated by reference to Form 8-K dated July 15, 2019.
(28)	Incorporated by reference to Form 8-K dated April 30, 2019.
(29)	Incorporated by reference to Form 8-K dated May 10, 2019.
(30)	Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.
(31)	Incorporated by reference to Form 8-K dated September 13, 2019.
(32)	Incorporated by reference to Form 8-K/A dated September 13, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: June 19, 2020	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: June 19, 2020	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

