Form 10-Q
period 2020-06-30
Mobiquity Technologies, Inc.
filed 2020-07-31
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Yes ☐    No ☒

As of July 28, 2020, the registrant had a total of 1,043,731,615 shares of Common Stock outstanding.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Condensed consolidated balance sheets

	June 30,	December 31,
	2020	2019
	unaudited
Assets
Current Assets
Cash	$440,075	$1,240,064
Accounts receivable, net	1,374,463	3,611,378
Prepaid expenses and other current assets	34,200	20,200
Total Current Assets	1,848,738	4,871,642

Property and equipment (net of accumulated depreciation of $9,191 and $6,364, respectively)	18,273	21,100
Goodwill	1,352,865	1,352,865
Intangibles assets (net of accumulated amortization of $2,855,554 and $1,555,186, respectively)	10,148,122	11,448,490

Other assets
Security deposits	9,000	9,000
Investment in corporate stock	90	3,100

Total Assets	$13,377,088	$17,706,197

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,332,546	$2,958,108
Accrued expenses	956,364	960,734
Notes payable	848,944	566,250
Total Current Liabilities	4,137,854	4,485,092

Long term portion convertible notes, net	2,300,000	2,300,000

Total Liabilities	6,437,854	6,785,092

Stockholders' Deficit
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 56,413 and 46,413 shares issued and outstanding at June 30, 2020 and December 31, 2019	868,869	714,869

Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and 1,500 shares issued and outstanding at June 30, 2020 and December 31, 2019	15,000	15,000

Preferred stock Series E; 70,000 authorized; $80 par value 61,688 and 65,625 shares issued and outstanding at June 30, 2020 and December 31, 2019	4,935,040	5,250,000

Common stock: 2,000,000,000 authorized; $0.0001 par value 968,531,615 and 934,316,840 shares issued and outstanding at June 30, 2020 and December 31, 2019	96,981	93,453

Treasury stock $.09 par value 15,000,000 and 15,000,000 shares outstanding at June 30, 2020 and December 31, 2019	(1,350,000)	(1,350,000)

Additional paid in capital	180,529,119	177,334,305
Accumulated deficit	(178,155,775)	(171,136,522)
Total Stockholders' Equity	6,939,234	10,921,105
Total Liabilities and Stockholders' Equity	$13,377,088	$17,706,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed consolidated statements of operations (Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Revenue	$657,269	$2,249,485	$1,602,368	$3,847,494

Cost of Revenues	871,000	1,248,969	1,659,911	2,161,144

Gross Profit	(213,731)	1,000,516	(57,543)	1,686,350

Operating Expenses
Selling, general and administrative	1,664,611	769,153	3,149,691	5,262,089
Salaries	611,804	968,598	1,508,652	1,657,383
Stock based compensation	1,276,870	4,719,000	1,276,870	4,719,000
Total Operating Expenses	3,553,285	6,456,751	5,935,213	11,638,472

Loss from operations	(3,767,016)	(5,456,235)	(5,992,756)	(9,952,122)

Other Income (Expenses)
Interest Expense	(158,803)	(16,419)	(331,428)	(18,392)
Acquisition expense	–	(2,970,364)	–	(2,970,364)
Warrant expense	(598,894)	(15,391,273)	(598,894)	(15,391,273)
Unrealized holding gains arising during period	–	(3,290,266)	–	(1,750,543)
Loss on sale of investments	–	(316,904)	–	(316,904)
Loss on sale of company stock	(58,775)	–	(93,165)	–
Total Other Income (Expense)	(816,472)	(21,985,226)	(1,023,487)	(20,447,476)

Loss from continuing operations	$(4,583,488)	$(27,441,461)	$(7,016,243)	$(30,399,598)

Other Comprehensive Income
Unrealized holding gain (loss) arising during period	$28	$–	$(3,010)	$–

Net Comprehensive Loss	$(4,583,460)	$(27,441,461)	$(7,019,253)	$(30,399,598)

Net Comprehensive Loss Per Common Share:
For continued operations, basic and diluted	(0.00)	(0.04)	(0.01)	(0.04)

Weighted Average Common Shares Outstanding, basic and diluted	955,664,151	687,051,616	949,716,026	718,801,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed consolidated statements of stockholders' equity (Unaudited)

	AAAA		Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at January 1, 2020	–	$–	46,413	$714,869	65,625	$5,250,000	1,500	$15,000	934,316,840	$93,453
Common stock issued for services	–	–	–	–	–	–	–	–	5,800,000	580
Common stock issued for note conversion	–	–	–	–	–	–	–	–	767,375	77
Warrant conversions	–	–	–	–	–	–	–	–	7,377,600	740
Preferred stock series E	–	–	–	–	(3,937)	(314,960)	–	–	3,937,000	394
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at March 31, 2020	–	$–	46,413	$714,869	61,688	$4,935,040	1,500	$15,000	952,198,815	$95,244
Common stock issued for services	–	–	–	–	–	–	–	–	(300,000)	(30)
Common stock issued for note conversion	–	–	–	–	–	–	–	–	–	–
Warrant conversions	–	–	–	–	–	–	–	–	16,632,800	1,767
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Mezzanine shares	–	–	10,000	154,000	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at June 30, 2020	–	$–	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	968,531,615	$96,981

	AAAA		Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at January 1, 2019	800	$8,000	1,090,588	$11,552,513	–	$–	1,500	$15,000	629,066,933	$62,922
Common stock issued for services	–	–	–	–	–	–	–	–	158,900	16
Purchase of common stock	–	–	–	–	–	–	–	–	27,143,553	2,713
Exchange shares	–	–	(141,356)	(1,955,686)	–	–	–	–	16,135,600	1,614
Warrant conversions	–	–	–	–	–	–	–	–	716,944	72
Warrants issued	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at March 31, 2019	800	$8,000	949,232	$9,596,827	–	$–	1,500	$15,000	673,221,930	$67,337

Exchange shares	(800)	$(8,000)	(5,000)	277,500	–	–	–	–	78,500,000	7,850
Purchase of common stock	–	–	–	–	–	–	–	–	17,500,000	1,752
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Cash collected from sub-receivable	–	–	–	–	–	–	–	–	–	–
Warrant conversion	–	–	–	–	–	–	–	–	204,070	20
Warrants issued	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	$–	–	–
Balance, at June 30, 2019	–	$–	944,232	$9,874,327	–	$–	1,500	$15,000	769,426,000	$76,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed consolidated statements of stockholders' equity (Unaudited) (continued)

	Additional		Non				Total
	Paid-in	Subscription	Controlling	Treasury Shares		Accumulated	Stockholders'
	Capital	Receivable	Interest	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2020	$177,334,305	$–	$–	15,000,000	$(1,350,000)	$(171,136,522)	$10,921,105
Common stock issued for services	383,420	–	–	–	–	–	384,000
Common stock issued for note conversion	30,618	–	–	–	–	–	30,695
Warrant conversions	402,528	–	–	–	–	–	403,268
Preferred stock series E	314,566	–	–	–	–	–	–
Net Loss	–	–	–	–	–	(2,435,793)	(2,435,793)
Balance, at March 31, 2020	$178,465,437	$–	$–	15,000,000	$(1,350,000)	$(173,572,315)	$9,303,275
Common stock issued for services	(8,970)	–	–	–	–	–	(9,000)
Common stock issued for note conversion	–	–	–	–	–	–	–
Warrant conversions	350,888	–	–	–	–	–	352,655
Stock based compensation	1,276,870	–	–	–	–	–	1,276,870
Mezzanine shares	(154,000)	–	–	–	–	–	–
Warrants issued	598,894	–	–	–	–	–	598,894
Net Loss	–	–	–	–	–	(4,583,460)	(4,583,460)
Balance, at June 30, 2020	180,529,119	$–	$–	15,000,000	$(1,350,000)	$(178,155,775)	$6,939,234

	Additional		Non				Total
	Paid-in	Subscription	Controlling	Treasury Shares		Accumulated	Stockholders'
	Capital	Receivable	Interest	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2019	$129,223,402	$–	$663,478	–	$–	$(127,108,103)	$14,417,212
Common stock issued for services	29,942	–	–	–	–	–	29,958
Purchase of common stock	1,876,287	(917,500)	–	–	–	–	961,500
Exchange shares	1,954,072	–	–	–	–	–	–
Warrant conversions	(72)	–	–	–	–	–	–
Warrants issued	3,745,677	–	–	–	–	–	3,745,677
Net Loss	–	–	(1,367,425)	–	–	(1,591,500)	(2,958,925)
Balance, at March 31, 2019	$136,829,308	$(917,500)	$(703,947)	–	$–	$(128,699,603)	$16,195,422

Exchange shares	(242,350)	–	–	–	–	–	35,000
Purchase of common stock	1,333,748	–	–	–	–	–	1,335,500
Stock based compensation	4,719,000	–	–	–	–	–	4,719,000
Cash collected from sub-receivable	–	917,500	–	–	–	–	917,500
Warrant conversion	(20)	–	–	–	–	–	–
Warrants issued	15,391,273	–	–	–	–	–	15,391,273
Net Loss	–	–	703,947	–	–	(28,808,098)	(28,104,151)
Balance, at June 30, 2019	$158,030,959	$–	$–	–	$–	$(157,507,701)	$10,489,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed consolidated statements of cash flows (Unaudited)

	Six Months Ended
	June 30,

	2020	2019

Cash Flows from Operating Activities:
Net loss	$(7,019,253)	$(30,399,598)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,827	943
Amortization- Intangible Assets	1,300,368	223,880
Allowance for uncollectible receivables	306,000	–
Sale of investments	–	102,904
Common stock issued for services	375,000	29,958
Warrants converted to common stock	–	3,745,677
Warrant expense	1,354,817	–
Stock-based compensation	1,276,870	4,719,000
Changes in operating assets and liabilities
Accounts receivable	1,930,915	(517,817)
Prepaid expenses and other assets	(14,000)	(205,170)
Accounts payable	(625,562)	(182,842)
Accrued expenses and other current liabilities	(89,671)	(110,435)
Accrued interest	85,301	3,967
Total Adjustments	5,902,865	7,810,065
Net Cash in Operating activities	(1,116,388)	(22,589,533)

Cash Flows from Investing Activities
Note converted to common stock	30,695	–
Purchase of property and equipment	–	(11,419)
Acquisition expense	–	(2,970,364)
Addition to Goodwill and Intangibles	–	(2,588,929)
Net cash used in Investing Activities	30,695	(5,570,712)

Cash Flows from Financing Activities
Proceeds from the issuance of notes, net	745,388	8,711,504
Proceeds for the issuance of common stock	–	3,249,500
Warrant expense	–	15,391,273
Sale of company stock	–	316,904
Cash paid on bank notes	(462,694)	(629,935)
Net cash used in Financing Activities	282,694	27,039,246

Net change in Cash and Cash Equivalents	(802,999)	(1,120,999)
Cash and Cash Equivalents, Beginning of period	1,240,064	624,338
Non-controlling interest	–	(663,478)
Unrealized holding change on securities	3,010	1,750,543
Cash and Cash Equivalents, end of period	$440,075	$590,404

Supplemental Disclosure Information
Cash paid for interest	$236,116	$–
Cash paid for taxes	$11,522	$–

Non-cash Disclosures:
Common stock issued for interest	–	–
Conversion of notes and interest into AAA & AAAA Preferred and Common Stock	–	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

Notes to the unaudited condensed consolidated financial statements
June 30, 2020

(Unaudited)

NOTE 1: ORGANIZATION AND GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of June 30, 2020, the Company had an accumulated deficit of $178,155,775. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified advertising industry and other factors described elsewhere in the “Risk Factors” section of our form 10-k for the year ended December 31, 2019. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

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

The Condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, the Condensed consolidated statements of operations for the three months and six months ended June 30, 2020 and 2019, the Condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2020 and 2019 and the Condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2020, results of operations for the three months and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed consolidated financial statements.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, convertible debt, approximate their fair values because of the short maturity of these instruments for the six months ended June 30, 2020 and for the years ended December 31, 2019.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of June 30, 2020, and December 31, 2019, the balances are $440,075 and $1,240,064, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, consequently, believes that its receivable credit risk exposure is limited. Our current receivables at December 31, 2019 consist of 47% held by four of our largest customers. Our June 30, 2020 receivables consist of 46% held by four of our largest customers.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of June 30, 2020, and December 31, 2019, the Company exceeded FDIC limits by $0 and $749,037, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of June 30, 2020, and December 31, 2019, allowance for doubtful accounts were $386,600 and $80,600, respectively. It is currently unclear how customer payments will be affected by the COVID-19 crisis, although we are seeing a significant slowdown in accounts receivable collections.

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

LONG LIVED ASSETS – In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company recognized no impairment losses for the period ended June 30, 2020.

Transactions with major customers

During the six months ended June 30, 2020, four customers accounted for approximately 45.92% of revenues as compared to 51.33% of revenues for three customers for the six months ended June 30, 2019.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the six months ended June 30, 2020 and June 30, 2019, there were advertising costs of $770 and $6,516, respectively.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 282,095,632 because they are anti-dilutive, as a result of a net loss for the six months ended June 30, 2020.

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

Recognized amount of identifiable assets acquired, liabilities assumed, and consideration expensed:

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

Our goodwill balance is not amortized to expense, instead it is tested for impairment at least annually. We perform our annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimate the fair value of each reporting unit using a discounted cash flow model; (5) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compare the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value. There were no impairment charges during the year ended December 31, 2019 or the six months ended June 30, 2020.

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

	Useful Lives	June 30, 2020	December 31,2019

Customer relationships	5 years	$3,003,676	$3,003,676
ATOS Platform	5 years	10,000,000	10,000,000
		13,003,676	13,003,676
Less accumulated amortization		(2,855,554)	(1,555,186)
Net carrying value		$10,148,122	$11,448,490

Future amortization, for the years ending December 31, is as follows:

2020	$1,300,368
2021	$2,600,736
2022	$2,600,736
2023	$2,600,736
2024	$1,045,546
Thereafter	$–

NOTE 4: NOTES PAYABLE AND DERIVATIVE LIABILITIES

Summary of Notes payable:

	June 30, 2020	December 31, 2019
Berg Notes (a)	$10,000	$50,000
Dr. Salkind, et al	2,550,000	2,550,000
Small Business Administration (b)	265,842	–
Business Capital Providers (c)	323,102	266,250

Total Debt	3,148,944	2,866,250
Current portion of debt	848,944	566,250
Long-term portion of debt	$2,300,000	$2,300,000

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date. All other notes have been converted to equity.
(b)

In May of 2020, the Companies applied and received Small Business Administration Cares Act loans due to the COVID-19 Pandemic. Each loan carries a five-year term, carrying a one percent interest rate. The loans turn into grants if the funds are use the for the SBA accepted purposes. The window to use the funds for the SBA specific purposes is a twenty-four-week period. If the funds are used for the allotted expenses the loans turn into grants with each loan being forgiven.

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

On June 12, 2020, the Company entered into a fifth merchant agreement with Business Capital Providers, Inc. in the amount of $229,545 payable daily at $2,556.82, per payment for the term of 132 business days

On September 13, 2019, Dr. Gene Salkind, who is a director of the Company, and an affiliate of Dr. Salkind (collectively, the “Lenders”) subscribed for convertible promissory notes (the “Notes”) and loaned to the Company an aggregate of $2,300,000 (the “Loans”) on a secured basis payable in three installments in September 13 received net $720.000, balance received October and November 2019.

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

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares issued for services

During the six months ended June 30, 2020, the Company issued 5,500,000 shares of common stock, at $0.03 to $0.10 per share for $375,000 in exchange for services rendered. During the six months ended June 30, 2019, the Company issued 158,900 shares of common stock, at $0.17 to $0.22 per share for $29,942 in exchange for services rendered.

Shares issued for interest

During the six months ended June 30, 2020 and June 30, 2019, no shares were issued for interest.

During the six months ended June 30, 2020, one holder of our Series E Preferred Stock converted 3,937 shares to 3,937,000 of our common stock. In the six months ended June 30, 2019, five holders of our Series AAA Preferred Stock converted 146,356 shares to 16,635,600 shares of our common stock and 16,635,600 warrants at an exercise price of $0.05 per share with an expiration date of December 31, 2019.

During the six months ended June 30, 2020, 24,010,400 warrants were converted to common stock, at $.02 to $0.07 per share. During the six months ended June 30, 2019, 1,460,000 warrants were converted in a cashless exercise transaction submitted to the Company for 921,014 shares of common stock.

No equity subscription agreements occurred during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company received equity subscription agreements totaling $3,245,035, net, which include warrant coverage, at an exercise price between $0.06 and $0.12 with an expiration date of September 30, 2023. The Company issued 44,643,553 shares of common stock and 18,489,584 warrants in connection with these transactions.

During the six months ended June 30, 2020 one note holder converted $30,695 of their note into 767,375 common shares at a conversion rate of $0.04 per shares and cash payment of $5,000. No note conversion took place during the six months ended June 30, 2019.

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

NOTE 7: OPTIONS AND WARRANTS

The Company’s results for the for the three months and six months ended June 30, 2020 include employee share-based compensation expense described herein. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the for the quarter and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee stock-based compensation - option grants	$1,196,120	$4,719,000	$1,276,870	$4,719,000
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	–	–	–	–
Non-Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation-stock warrant	422,566	15,391,273	598,894	19,136,950
Total	$1,618,686	$20,110,273	$1,875,764	$23,855,950

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the three months and six months ended June 30, 2020 and June 30, 2019 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Expected volatility	–	98.00%	439.23%	262.38%
Expected dividend yield	–	–	–	–
Risk-free interest rate	–	2.41%	1.21%	2.47%
Expected term (in years)	–	7.50	5.00	6.25

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2020	112,400,000	0.12	6.15	$769,500
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled & Expired	(750,000)	–	–	–

Outstanding, June 30, 2020	111,650,000	0.12	5.69	$–

Options exercisable, June 30, 2020	95,450,000	0.12	6.17	$–

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2020 and 2019 was $0 and $0, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2020 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0 closing price of the Company's common stock on June 30, 2020.

As of June 30, 2020, the fair value of unamortized compensation cost related to unvested stock option awards is $1,093,630.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Expected volatility	456.09%	105.20%	449.47%	180.85%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.35%	14.41%	0.91%	9.72%
Expected term (in years)	5.00	4.19	5.83	3.52

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2020	235,372,333	$0.11	5.81	$2,500,502
Granted	12,255,200	$–	–	–
Exercised	(13,255,200)	$–	–	–
Expired	(47,726,701)	–	–	–
Outstanding, June 30, 2020	186,645,632	$0.13	6.82	–
Warrants exercisable, June 30, 2020	186,645,632	$0.13	6.82	–

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

NOTE 11: SECOND QUARTER MATERIAL EVENTS

In May of 2020, Deepankar Katyal resigned from the board to spend more time necessary to run the day to day operations of Advangelists, LLC focusing on technology and revenue growth.

Interest payments due on Dr. Salkind notes have been halted in the second quarter of 2020 due to COVID-19 issues affecting our collections on our accounts receivable.

NOTE 12: SUBSEQUENT EVENTS

As a result of our declining revenue, during the COVID-19 pandemic, our management team decided it was necessary to reduce overhead. The following steps were taken to lower expenses, while still keeping the business operational and ready to expand when needed; salaries were cut by approximately forty (40%) percent, several employees were laid-off, all travel was suspended and office space rent was suspended, allowing the entire staff to work remotely.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2019 which includes our audited financial statements for the year ended December 31, 2019 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

Mobiquity Networks is a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale location-based data and insights on consumer’s real-world behavior and trends for use in marketing and research. We provide accurate and precise location data on over hundreds of millions of mobile devices to help marketers and researchers better understand consumer’s real-world behavior and trends

COVID 19

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

As a result of our declining revenue, during the COVID-19 pandemic, our management team decided it was necessary to reduce overhead. The following steps were taken to lower expenses, while still keeping the business operational and ready to expand when needed; salaries were cut by approximately forty (40%) percent, several employees were laid-off, all travel was suspended and office space rent was suspended, allowing the entire staff to work remotely.

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

Mobiquity Networks derives its revenue utilizing the revenue streams mentioned above. All the products used to derive revenue for the Company are reliant on accurate audience data. To achieve management’s revenue goals moving forward, we have developed a strategy to increase our audience data collection. One strategy is to partner with website and mobile application (apps) owners directly and offer our platforming services in exchange they would provide valuable first party audience data. The second strategy is to partner with various data compliant providers to increase our overall number of mobile devices available to use for audience targeting.

As of July 2020, we had approximately 6,500,000 Places in our proprietary Places database. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings.

Results of Operations – Sean to revise.

Quarter Ended June 30, 2020 versus Quarter Ended June 30, 2019

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	June 30, 2020	June 30, 2019
Revenue	$657,269	$2,249,485
Cost of Revenues	(871,000)	(1,248,969)
Gross Income (Loss)	(213,731)	1,000,516
Selling, General and Administrative Expenses	(3,553,285)	(6,456,751)
Loss from operations	(3,767,016)	(5,456,235)

We generated revenues of $657,269 in the quarter ended June 30, 2020 as compared to $2,249,485 in the same period for 2019, a change in revenues of $1,592,216. The nationwide economic shutdown due to COVID-19 during the first six months of 2020 severely reduced operations at the end of the June of 2020.

Cost of revenues was $871,000 or 132.52% of revenues in the quarter ended June 30, 2020 as compared to 1,248,969 or 55.5% of revenues in the same fiscal period of 2019. Cost of revenues include web services for processing and storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture, process and store data for sales does not translate to increased cost of sales.

Gross Income (Loss) was $(213,731) or 32.5% of revenues for the quarter ended June 30, 2020 as compared to $1,000,516 in the same fiscal period of 2019 or 44.5% of revenues. We believe when the country comes out of the COVID-19 crisis and the economy begins to turn around we should see a significant increase to income. Management believes there will be a surge in advertising spent in the fourth quarter, due to both traditional businesses reopening and the presidential election.

Selling, general, and administrative expenses were $3,553,285 for the second quarter of 2020 compared to $6,456,751 in the comparable period of the prior year, a decrease of approximately $2,903,466. Decreased operating costs include travel related costs and salaries of $148,731 and non-cash warrant expense of $3,442,130. The increased professional fees and interest expenses totaling $697,293 an increase in non-cash allowance for uncollectible receivables of $306,000 and amortization costs of $1,076,488.

The net loss from operations for the first quarter of fiscal 2020 was $3,767,016 as compared to $5,456,235 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business. The nationwide economic shutdown due to COVID-19 during the first six months of 2020 severely reduced operations at the end of the June of 2020.

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

	Six Months Ended
	June 30, 2020	June 30, 2019
Revenue	$1,602,368	$3,847,494
Cost of Revenues	(1,659,911)	(2,161,144)
Gross Income (Loss)	(57,543)	1,686,350
Selling, General and Administrative Expenses	(5,935,213)	(11,638,472)
Loss from operations	(5,992,756)	(9,952,122)

We generated revenues of $1,602,368 in the first six months of 2020 as compared to $3,847,494 for the same period for fiscal 2019, a change in revenues of $2,245,123. In 2019, with the acquisition of Advangelists LLC, we have implemented several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research. The nationwide economic shutdown due to COVID-19 during the first six months of 2020 severely reduced operations at the end of the June of 2020.

Cost of revenues was $1,659,911 or 103.6% of revenues in the first six months of 2020 as compared to 2,161,144 or 56.2% of revenues in the same fiscal period of fiscal 2019. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income (loss) was $(57,543) or 3.6% of revenues for the first six months of 2019 as compared to $1,686,350 in the same fiscal period of 2019 or 43.8% of revenues. As revenues from the use of our technology’s increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $5,935,213 for the first six months of fiscal 2020 compared to $11,638,472 in the comparable period of the prior year, a decrease of approximately $5,703,259. Such operating cost decreases include payroll and commissions, non-cash stock-based compensation of $3,442,130.

The net loss from operations in the first six months of fiscal 2020 was $5,992,756 as compared to $9,952,122 for the comparable period of the prior year. The nationwide economic shutdown due to COVID-19 during the first six months of 2020 severely reduced operations at the end of the June of 2020.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $440,075 at June 30, 2020. Cash used in operating activities for the six months ended June 30, 2020 was $1,116,388. This resulted primarily from a net loss of $7,019,253 offset by stock-based compensation of $1,276,870, warrant expense $1,354,817 amortization of $1,300,368, allowance for uncollectible receivables of $306,000, common stock issued for services of $375,000, decrease in accounts receivable of $1,930,915 and $625,562 decrease in accounts payable, increase in prepaid expenses of $14,000. Cash used in investing activities results from note converted to common stock of $30,695. Cash flow from financing activities of $282,694 resulted from the proceeds from the issuance of notes of $745,388, and cash paid on loans $462,694.

The Company had cash and cash equivalents of $590,404 at June 30, 2019. Cash used in operating activities for the six months ended June 30, 2019 was $22,589,533. This resulted primarily from a net loss of $30,399,598 offset by stock-based compensation of $4,719,000, warrant expense $3,745,677 amortization of $223,880, increase in accounts receivable of $517,817, increase in prepaid expenses of $205,170. Cash used in investing activities results from the purchase of property and equipment of $11,419, acquisition expense $2,970,364 and the increase in goodwill and intangibles of $2,588,929. Cash flow from financing activities of $27,039,246 resulted from the proceeds from the issuance of notes of $8,711,504, proceeds from the issuance of common stock $3,249,500, warrant expense $15,391,273, loss on sale of company stock $316,904 and cash paid on loans $629,935.

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

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A. Nevertheless, reference is made to our Form 10-K for the fiscal year ended December 31, 2019 for a description of our risk factors.

ITEM 2. CHANGES IN SECURITIES.

(a)	From January 1, 2020 through June 30, 2020 and January 1, 2019 through June 30, 2019, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – June 2020	Common Stock	5,500,000 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – June 2020	Common Stock	767,375 shares	Note conversion	Section 3(a)(9)	Not applicable

Jan. – June 2020	Common Stock	24,010,400 shares	$755,923 Warrant conversions	Rule 506, Section 4(2)	Each warrant exercise price from $0.02 to $0.07, expiration dates 1-23-2025 and 2-4-2025

Jan. – June 2020	Common Stock	3,937,000 shares	Series E Preferred Stock conversion	Section 3(a)(9)	1,968,500 warrant exercise price $0.12 expiration date 1-8-2025

Jan. – June 2019	Common Stock	23,266,930 shares; 16,135,600 warrants	$449,000	Rule 506, Section 4(2)	Not applicable

Jan. – June 2019	Common Stock and Warrants	20,729,167 shares and 10,364,583 warrants sold upon conversion of preferred stock and cashless exercise of warrants	$1,462,500 received, $162,500 in commissions	Rule 506 Section 4(2)	Each warrant exercise price from $0.05 to $0.12, expiration dates 12-31-2019 and 9-30-2023

In the six months ended June 30, 2020 and 2019, there were no repurchases by the Company of its Common Stock, except for 15,000,000 shares of common stock repurchased on September 10, 2019 in exchange for 110,000 shares of GBT shares.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: July 31, 2020	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: July 31, 2020	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

