Form 10-Q
period 2020-09-30
Mobiquity Technologies, Inc.
filed 2020-10-30
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Yes ☐    No ☒

As of October 23, 2020, the registrant had a total of 2,780,517 post-split shares of Common Stock outstanding.

Explanatory Note:

On September 29, 2020, the Company completed a 1-for-400 reverse stock split. All shares and per share amounts in this Form 10-Q give retroactive effect to the reverse stock split as if the stock split had occurred prior to the applicable reporting period

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	unaudited
Assets
Current Assets
Cash	$539,757	$1,240,064
Accounts receivable, net	1,793,162	3,611,378
Prepaid expenses and other current assets	34,200	20,200
Total Current Assets	2,367,119	4,871,642

Property and equipment (net of accumulated depreciation of $10,785 and $6,364, respectively)	23,278	21,100
Goodwill	1,352,865	1,352,865
Intangibles assets (net of accumulated amortization of $3,505,738 and $1,555,186, respectively)	9,497,938	11,448,490

Other assets
Security deposits	9,000	9,000
Investment in corporate stock	67	3,100

Total Assets	$13,250,267	$17,706,197

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,328,689	$2,958,108
Accrued expenses	1,046,937	960,734
Notes payable	839,353	566,250
Total Current Liabilities	4,214,979	4,485,092

Long term portion convertible notes, net	2,452,000	2,300,000

Total Liabilities	6,666,979	6,785,092

Stockholders' Deficit
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 56,413 and 46,413 shares issued and outstanding at September 30, 2020 and December 31, 2019	868,869	714,869
Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and 1,500 shares issued and outstanding at September 30, 2020 and December 31, 2019	15,000	15,000
Preferred stock Series E; 70,000 authorized; $80 par value 61,688 and 65,625 shares issued and outstanding at September 30, 2020 and December 31, 2019	4,935,040	5,250,000
Common stock: 100,000,000 authorized; $0.0001 par value 2,761,183 and 2,335,792 shares issued and outstanding at September 30, 2020 and December 31, 2019	278	234
Treasury stock $36.00 par value 37,500 and 37,500 shares outstanding at September 30, 2020 and December 31, 2019	(1,350,000)	(1,350,000)
Additional paid in capital	184,231,046	177,427,524
Accumulated deficit	(182,116,945)	(171,136,522)
Total Stockholders' Equity	6,583,288	10,921,105
Total Liabilities and Stockholders' Equity	$13,250,267	$17,706,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$1,429,696	$2,800,174	$3,032,064	$6,647,668

Cost of Revenues	952,779	1,669,245	2,612,690	3,830,389

Gross Profit	476,917	1,130,929	419,374	2,817,279

Operating Expenses
Selling, general and administrative	1,527,229	1,300,556	4,676,920	6,562,645
Salaries	496,564	860,855	2,005,216	2,518,238
Stock based compensation	54,589	1,880,000	1,331,459	6,599,000
Total Operating Expenses	2,078,382	4,041,411	8,013,595	15,679,883

Loss from operations	(1,601,465)	(2,910,482)	(7,594,221)	(12,862,604)

Other Income (Expenses)
Interest Expense	(201,047)	(136,542)	(532,475)	(154,934)
Acquisition expense	–	–	–	(2,970,364)
Warrant proceeds	–	350,000	–	350,000
Warrant expense	662,758	(486,150)	63,864	(15,877,423)
Unrealized holding gains arising during period	–	1,459,316	–	(291,227)
Loss on sale of investments	–	(2,141,221)	–	(2,458,125)
Loss on sale of company stock	(2,821,393)	(350,000)	(2,914,558)	(350,000)
Total Other Income (Expense)	(2,359,682)	(1,304,597)	(3,383,169)	(21,752,073)

Loss from continuing operations	$(3,961,147)	$(4,215,079)	$(10,977,390)	$(34,614,677)

Other Comprehensive Income
Unrealized holding gain (loss) arising during period	(23)	–	(3,033)	–

Net Comprehensive Loss	$(3,961,170)	$(4,215,079)	$(10,980,423)	$(34,614,677)

Net Comprehensive Loss Per Common Share:
For continued operations, basic and diluted	$(1.43)	$(2.12)	$(3.99)	$(19.39)

Weighted Average Common Shares Outstanding, basic and diluted	2,761,183	1,984,617	2,753,446	1,784,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	AAAA		Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at January 1, 2020	–	$–	46,413	$714,869	65,625	$5,250,000	1,500	$15,000	2,335,792	$234
Common stock issued for services	–	–	–	–	–	–	–	–	14,500	2
Common stock issued for note conversion	–	–	–	–	–	–	–	–	1,919
Warrant conversions	–	–	–	–	–	–	–	–	18,443	–
Preferred stock series E	–	–	–	–	(3,937)	(314,960)	–	–	9,843	1
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at March 31, 2020	–	$–	46,413	$714,869	61,688	$4,935,040	1,500	$15,000	2,380,497	$237
Common stock issued for services	–	–	–	–	–	–	–	–	(750)	(0)
Common stock issued for note conversion	–	–	–	–	–	–	–	–	–	–
Warrant conversions	–	–	–	–	–	–	–	–	44,082	3
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Mezzanine shares	–	–	10,000	154,000	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at June 30, 2020	–	$–	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,423,829	$240
Common stock issued for services	–	–	–	–	–	–	–	–	11,875	1
Common stock issued for note conversion	–	–	–	–	–	–	–	–	–	–
Common stock purchased	–	–	–	–	–	–	–	–	310,784	36
Warrant conversions	–	–	–	–	–	–	–	–	14,695	1
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at September 30, 2020	–	$–	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,761,183	$278

	AAAA		Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at January 1, 2019	800	$8,000	1,090,588	11,552,513	–	$–	1,500	$15,000	1,572,667	$157
Common stock issued for services	–	–	–	–	–	–	–	–	397	0
Purchase of common stock	–	–	–	–	–	–	–	–	67,859	7
Exchange shares	–	–	(141,356)	(1,955,686)	–	–	–	–	40,339	4
Warrant conversions	–	–	–	–	–	–	–	–	1,792	0
Warrants issued	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at March 31, 2019	800	$8,000	949,232	$9,596,827	–	$–	1,500	$15,000	1,683,055	$168
Exchange shares	(800)	$(8,000)	(5,000)	277,500	–	–	–	–	196,250	20
Purchase of common stock	–	–	–	–	–	–	–	–	4,375	4
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Cash collected from sub-receivable	–	–	–	–	–	–	–	–	–	–
Warrant conversion	–	–	–	–	–	–	–	–	510	0
Warrants issued	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	$–	–	–
Balance, at June 30, 2019	–	$–	944,232	$9,874,327	–	$–	1,500	$15,000	1,884,190	$192
Issuance of Preferred stock Series E	–	–	–	–	65,625	5,250,000	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Common stock issued for services	–	–	–	–	–	–	–	–	1,190	0
Purchase of common stock	–	–	–	–	–	–	–	–	8,750	1
Exchange shares	–	–	(70,000)	(550,000)	–	–	–	–	67,500	7
Stock based compensation
Acquisition of Treasury shares
Warrant conversions	–	–	–	–	–	–	–	–	17,500	2
Warrants issued	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	$–	–	–
Balance, at September 30, 2019	–	$–	874,232	$9,324,327	65,625	$5,250,000	1,500	$15,000	1,979,130	$202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (continued)

	Additional		Non				Total
	Paid-in	Subscription	Controlling	Treasury Shares		Accumulated	Stockholders'
	Capital	Receivable	Interest	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2020	$177,427,524	$–	$–	37,500	$(1,350,000)	$(171,136,522)	$10,921,105
Common stock issued for services	384,000	–	–	–	–	–	384,002
Common stock issued for note conversion	30,694	–	–	–	–	–	30,694
Warrant conversions	403,267	–	–	–	–	–	403,267
Preferred stock series E	314,959	–	–	–	–	–	(0)
Net Loss	–	–	–	–	–	(2,435,793)	(2,435,793)
Balance, at March 31, 2020	$178,560,444	$–	$–	37,500	$(1,350,000)	$(173,572,315)	$9,303,275
Common stock issued for services	(9,000)	–	–	–	–	–	(9,000)
Common stock issued for note conversion	–	–	–	–	–	–	–
Warrant conversions	352,652	–	–	–	–	–	352,655
Stock based compensation	1,276,870	–	–	–	–	–	1,276,870
Mezzanine shares	(154,000)	–	–	–	–	–	–
Warrants issued	598,894	–	–	–	–	–	598,894
Net Loss	–	–	–	–	–	(4,583,460)	(4,583,460)
Balance, at June 30, 2020	180,625,860	$–	$–	37,500	$(1,350,000)	$(178,155,775)	$6,939,234
Common stock issued for services	94,998	–	–	–	–	–	94,999
Common stock issued for note conversion	–	–	–	–	–	–	–
Common stock purchased	3,338,049	–	–	–	–	–	3,338,085
Warrant conversions	117,550	–	–	–	–	–	117,551
Stock based compensation	54,589	–	–	–	–	–	54,589
Warrants issued	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	(3,961,170)	(3,961,170)
Balance, at September 30, 2020	184,231,046	$–	$–	37,500	$(1,350,000)	$(182,116,945)	$6,583,288

	Additional		Non				Total
	Paid-in	Subscription	Controlling	Treasury Shares		Accumulated	Stockholders'
	Capital	Receivable	Interest	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2019	$129,286,167	$–	$663,478	–	$–	$(127,108,103)	$14,417,212
Common stock issued for services	29,942	–	–	–	–	–	29,942
Purchase of common stock	1,876,287	(917,500)	–	–	–	–	958,794
Exchange shares	1,954,072	–	–	–	–	–	–
Warrant conversions	(72)	–	–	–	–	–	(72)
Warrants issued	3,745,677	–	–	–	–	–	3,745,677
Net Loss	–	–	(1,367,425)	–	–	(1,591,500)	(2,958,925)
Balance, at March 31, 2019	$136,892,073	$(917,500)	$(703,947)	–	–	$(128,699,603)	$16,192,628
Exchange shares	(242,350)	–	–	–	–	–	27,170
Purchase of common stock	1,333,748	–	–	–	–	–	1,333,752
Stock based compensation	4,719,000	–	–	–	–	–	4,719,000
Cash collected from sub-receivable	–	917,500	–	–	–	–	917,500
Warrant conversion	(20)	–	–	–	–	–	–
Warrants issued	15,391,273	–	–	–	–	–	15,391,273
Net Loss	–	–	703,947	–	–	(28,145,408)	(27,441,461)
Balance, at June 30, 2019	$158,093,724	$–	$–	–	$–	$(156,845,011)	$11,139,862
Issuance of Preferred stock Series E	–	–	–	–	–	–	5,250,000
Stock based compensation	–	–	–	–	–	–	–
Common stock issued for services	47,571	–	–	–	–	–	47,571
Purchase of common stock	279,649	–	–	–	–	–	279,650
Exchange shares	529,825	–	–	–	–	–	(20,168)
Stock based compensation	1,880,000				–	–	1,880,000
Acquisition of Treasury shares		–	–	37,500	(1,350,000)		(1,350,000)
Warrant conversions	349,300	–	–	–	–	–	349,302
Warrants issued	486,150	–	–	–	–	–	486,150
Net Loss	–	–	–	–	–	(4,877,769)	(4,877,769)
Balance, at September 30, 2019	$161,666,219	$–	$–	37,500	$(1,350,000)	$(161,722,780)	$13,184,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(10,980,423)	$(34,614,677)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,421	3,012
Amortization- Intangible Assets	1,950,552	374,064
Allowance for uncollectible receivables	306,000	–
Common stock issued for services	470,000	–
Warrant expense	1,472,368	4,095,677
Stock-based compensation	1,331,459	6,599,000
Changes in operating assets and liabilities
Accounts receivable	1,512,216	(877,973)
Prepaid expenses and other assets	(14,000)	–
Accounts payable	(629,419)	127,870
Accrued expenses and other current liabilities	(95,310)	(94,408)
Accrued interest	181,513	8,880
Total Adjustments	6,489,800	10,236,122
Net Cash in Operating activities	(4,490,623)	(24,378,555)

Cash Flows from Investing Activities
Common stock issued for cash, net	3,338,084	3,529,500
Purchase of property and equipment	(6,599)	(11,419)
Note conversion to common stock	30,695	–
Proceeds from the sale of investments	–	166,800
Acquisition expense	–	(2,970,364)
Issuance of note on purchase of subsidiary	–	7,512,500
Issuance of Series E Preferred stock	–	5,250,000
Addition to Goodwill and Intangibles	–	(2,588,929)
Net cash used in Investing Activities	3,362,180	10,888,088

Cash Flows from Financing Activities
Proceeds from the issuance of notes, net	915,842	2,249,004
Common stock issued for services	–	77,577
Note conversion to Series E Preferred stock	–	(5,235,224)
Loss on sale of investments	–	2,458,125
AAAA preferred stock common to common stock	–	(17,475)
Warrant expense	–	15,877,423
Cash paid on bank notes	(490,739)	(1,640,567)
Net cash used in Investing Activities	425,103	13,768,863

Net change in Cash and Cash Equivalents	(703,340)	278,396
Cash and Cash Equivalents, Beginning of period	1,240,064	624,338
Non-controlling interest	–	(663,478)
Unrealized holding change on securities	3,033	291,227
Cash and Cash Equivalents, end of period	$539,757	$530,483

Supplemental Disclosure Information
Cash paid for interest	$340,951	$146,054
Cash paid for taxes	$14,869	$256,787

Non-cash Disclosures:
Common stock issued for interest	–	–
Conversion of notes and interest into AAA & AAAA Preferred and Common Stock	–	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2020

(Unaudited)

NOTE 1: ORGANIZATION AND GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of September 30, 2020, the Company had an accumulated deficit of $182,116,945. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified advertising industry and other factors described elsewhere in the “Risk Factors” section of our form 10-k for the year ended December 31, 2019. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

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

REVERSE STOCK SPLIT - On September 29, 2020, the Company completed a 1-for-400 reverse stock split. All shares and per share amounts in this Form 10-Q give retroactive effect to the reverse stock split as if the stock split had occurred prior to the applicable reporting period

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing & Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc. and its wholly- owned subsidiary, Advangelists, LLC, which subsidiary was 48% owned in the quarter ended March 31, 2019. All intercompany accounts and transactions have been eliminated in consolidation.

The Condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, the Condensed consolidated statements of operations for the three months and nine months ended September 30, 2020 and 2019, the Condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2020 and 2019 and the Condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2020, results of operations for the three months and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed consolidated financial statements.

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

On September 13, 2019, Advangelists, LLC (“AVNG”), a wholly-owned subsidiary of the Company, entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Deepankar Katyal, the CEO of AVNG, which amends Mr. Katyal’s original employment agreement (the “Original Katyal Agreement”), dated as of December 7, 2018. Pursuant to the Katyal Amendment, among other things, (i) the Company agreed to indemnify Mr. Katyal to the extent provided in the Company’s Certificate of Incorporation (the “Certificate”) and By-laws and to include Mr. Katyal as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Katyal with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Katyal Agreement ceased. In addition, the Katyal Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Katyal, and entitles Mr. Katyal to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s gross revenue (the “Gross Revenue”) for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Katyal Amendment;

•	Commissions equal to 10% of the Net Revenues (as defined in the Katyal Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 37,500 shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vest on the date of the Katyal Amendment, and of which 12,500 vest on the one year anniversary of the Katyal Amendment, all shares post reverse stock split.

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

On September 13, 2019, AVNG entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Lokesh Mehta, which amends Mr. Mehta’s original employment agreement (the “Original Mehta Agreement”), dated as of December 7, 2018. Pursuant to the Mehta Amendment, among other things, (i) the Company agreed to indemnify Mr. Mehta to the extent provided in the Company’s Certificate and By-laws and to include Mr. Mehta as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Mehta with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Mehta Agreement ceased. In addition, the Mehta Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Mehta, and entitles Mr. Mehta to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s Gross Revenue for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Mehta Amendment:

•	Commissions equal to 5% of the Net Revenues (as defined in the Mehta Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 37,500 shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vest on the date of the Mehta Amendment, and of which 12,500 vest on the one year anniversary of the Mehta Amendment, all shares post reverse split.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and notes payable - related party, convertible debt, approximate their fair values because of the short maturity of these instruments for the nine months ended September 30, 2020 and for the years ended December 31, 2019.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of September 30, 2020, and December 31, 2019, the balances are $539,757 and $1,240,064, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, consequently, believes that its receivable credit risk exposure is limited. Our current receivables at December 31, 2019 consist of 47% held by four of our largest customers. Our September 30, 2020 receivables consist of 48% held by four of our largest customers.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of September 30, 2020, and December 31, 2019, the Company exceeded FDIC limits by $0 and $749,037, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of September 30, 2020, and December 31, 2019, allowance for doubtful accounts were $386,600 and $80,600, respectively. It is currently unclear how customer payments will be affected by the COVID-19 crisis, although we are seeing a significant slowdown in accounts receivable collections.

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

LONG LIVED ASSETS – In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company recognized no impairment losses for the period ended September 30, 2020.

Transactions with major customers

During the nine months ended September 30, 2020, four customers accounted for approximately 48% of revenues as compared to 52% of revenues for four customers for the nine months ended September 30, 2019.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the nine months ended September 30, 2020 and September 30, 2019, there were advertising costs of $929 and $9,746, respectively.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 769,794 because they are anti-dilutive, as a result of a net loss for the nine months ended September 30, 2020.

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

Subject to the Company obtaining prior approval from the Company’s shareholders for the issuance of shares of common stock upon conversion of the Notes, if and to the extent required by the New York Business Corporation Law, the Notes will be convertible into equity of the Company upon the following events on the following terms:

•	At any time at the option of the Lenders, the outstanding principal under the Notes will be converted into shares of common stock of the Company at a conversion price of $32.00 per post-split share (the “Conversion Price”).

•	at any time that the trailing thirty (30) day volume weighted average price per share (as more particularly described in the Notes) of the Company’s common stock is above $400.00 per share, until the Notes are no longer outstanding, the Company may convert the entire unpaid un-converted principal amount of the Notes, plus all accrued and unpaid interest thereon, into shares of the Company’s common stock at the Conversion Price.

The Notes contain customary events of default, which, if uncured, entitle the Lenders thereof to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, their Notes.

In connection with the subscription of the Notes, the Company issued to each Lender a warrant to purchase 400 post-split shares of the Company’s common stock for every two shares of common stock issuable upon conversion of the Notes, at an exercise price of $48.00 per p0ost-split share (the “Lender Warrants”).

On September 13, 2019, Advangelists, LLC, a wholly-owned subsidiary of the Company (“AVNG”), entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Deepankar Katyal, who is a related party and the CEO of AVNG, which amends Mr. Katyal’s original employment agreement (the “Original Katyal Agreement”), dated as of December 7, 2018. Pursuant to the Katyal Amendment, among other things, (i) the Company agreed to indemnify Mr. Katyal to the extent provided in the Company’s Certificate of Incorporation (the “Certificate”) and By-laws and to include Mr. Katyal as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Katyal with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Katyal Agreement ceased. In addition, the Katyal Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Katyal, and entitles Mr. Katyal to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s gross revenue (the “Gross Revenue”) for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Katyal Amendment;

•	Commissions equal to 10% of the Net Revenues (as defined in the Katyal Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 37,500 post-split shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vest on the date of the Katyal Amendment, and of which 12,500 vest on the one year anniversary of the Katyal Amendment, post reverse split figures.

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

In May 2019, the Company assumed a promissory note (the “AVNG Note”) payable to Deepankar Katyal (the “Payee”), as representative of the former owners of AVNG, which at the time of assumption had a remaining principal balance of $7,512,500. Simultaneously with the assumption of the AVNG Note, the AVNG Note was amended and restated as disclosed in the May 8-K (the “First Amended AVNG Note”). Effective as of September 13, 2019, the Company and Payee entered into a Second Amended and Restated Promissory Note (the “Second Amended AVNG Note”), in the principal amount of $6,750,000, pursuant to which the repayment terms under the First Amended AVNG Note were amended and restated as follows:

•	$5,250,000 of the principal balance remaining due under the Second Amended AVNG Note is payable by the delivery of (i) 65,625 shares of the Company’s newly designated Class E Preferred Stock, which is convertible into 164,063 post-split shares the Company’s common stock, and (ii) common stock purchase warrants to purchase 82,032 post-split shares of the Company’s common stock, at an exercise price of $48.00 per share (the “AVNG Warrant”).

•	$1,530,000 of the principal balance, inclusive of all accrued and unpaid interest, remaining due under the Second Amended AVNG Note in three equal consecutive monthly installments of $510,000, commencing on September 15, 2019 and on the 15th day of each month thereafter until paid in full.

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

Merger

Mobiquity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glen Eagles Acquisition LP (“GEAL”) (which at the time owned 412,000 post-split shares of common stock of Mobiquity, equivalent to approximately 29.6% of the outstanding shares), AVNG Acquisition Sub, LLC (“Merger Sub”) and Advangelists, LLC (“Advangelists”) on November 20, 2018 which provided for Merger Sub to merge into Advangelists, with Advangelists as the surviving company following the merger.

On December 6, 2018, Mobiquity and the other parties to the Merger Agreement entered into the First Amendment to Agreement and Plan of Merger (the “Amendment”) which amended the Merger Agreement as follows:

•	The number of warrants to purchase shares of Mobiquity’s common stock issuable as part of the merger consideration was changed from 225,000 post-split shares to 269,385 post-split shares, and the exercise price of the warrants was changed from $36.00 per share to $56.00 per share; and

•	The number of shares of Gopher Protocol Inc.’s common stock to be transferred by Mobiquity as part of the merger consideration changed from 11,111,111 to 9,209,722 shares.

Under the Merger Agreement and the Amendment, in consideration for the Merger:

•	Mobiquity issued warrants for 269,384 post-split shares of Mobiquity common stock at an exercise price of $56.00 per share and, subject to the vesting threshold described below, Mobiquity transferred 9,209,722 shares of Gopher Protocol, Inc. common stock, to the pre-merger Advangelists members. The Gopher common stock was unvested at the time of transfer subject to vesting in February 2019 only if Advangelists’ combined revenues for the months of December 2018 and January 2019 were at least $250,000. The vesting threshold was met.

•	GEAL paid the pre-merger Advangelists members $10 million in cash. $500,000 was paid at closing and $9,500,000 will be paid under a promissory note that was issued at closing, in 19 monthly installments of $500,000 each, commencing on January 6, 2019.

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

Our goodwill balance is not amortized to expense, instead it is tested for impairment at least annually. We perform our annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimate the fair value of each reporting unit using a discounted cash flow model; (5) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compare the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value. There were no impairment charges during the year ended December 31, 2019 or the nine months ended September 30, 2020.

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

	Useful Lives	September 30, 2020	December 31,2019

Customer relationships	5 years	$3,003,676	$3,003,676
ATOS Platform	5 years	10,000,000	10,000,000
		13,003,676	13,003,676
Less accumulated amortization		(3,505,738)	(1,555,186)
Net carrying value		$9,497,938	$11,448,490

Future amortization, for the years ending December 31, is as follows:

2020	$650,184
2021	$2,600,736
2022	$2,600,736
2023	$2,600,736
2024	$1,045,546
Thereafter	$–

NOTE 4: NOTES PAYABLE AND DERIVATIVE LIABILITIES

Summary of Notes payable:

	September 30, 2020	December 31, 2019
Berg Notes (a)	$–	$50,000
Dr. Salkind, et al	2,550,000	2,550,000
Small Business Administration (b)	415,842	–
Business Capital Providers (c)	325,511	266,250

Total Debt	3,291,353	2,866,250
Current portion of debt	839,353	566,250
Long-term portion of debt	$2,452,000	$2,300,000

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date. All other notes have been converted to equity.

(b)	In May of 2020, the Companies applied and received Small Business Administration Cares Act loans due to the COVID-19 Pandemic. Each loan carries a five-year term, carrying a one percent interest rate. The loans turn into grants if the funds are use the for the SBA accepted purposes. The window to use the funds for the SBA specific purposes is a twenty-four-week period. If the funds are used for the allotted expenses the loans turn into grants with each loan being forgiven. The Company also received an Economic Injury Disaster Loan from the SBA which carries a thirty-year term, carrying a three point seven five percent interest rate.

(c)

On June 26, 2019, the Company entered into a merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days, loan paid in full.

On August 1, 2019, the Company entered into a second merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days, loan paid in full.

On November 6, 2019, the Company entered into a third merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days, loan paid in full.

On February 20, 2020, the Company entered into a fourth merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days, loan paid in full.

On June 12, 2020, the Company entered into a fifth merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days.

On August 11, 2020, the Company entered into a sixth merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for a term of 132 business days.

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

Subject to the Company obtaining prior approval from the Company’s shareholders for the issuance of shares of common stock upon conversion of the Notes, if and to the extent required by the New York Business Corporation Law, the Notes will be convertible into equity of the Company upon the following events on the following terms:

•	At any time at the option of the Lenders, the outstanding principal under the Notes will be converted into shares of common stock of the Company at a conversion price of $32 per post-split per share (the “Conversion Price”).

•	at any time that the trailing thirty (30) day volume weighted average price per share (as more particularly described in the Notes) of the Company’s common stock is above $400.00 per share, until the Notes are no longer outstanding, the Company may convert the entire unpaid un-converted principal amount of the Notes, plus all accrued and unpaid interest thereon, into shares of the Company’s common stock at the Conversion Price.

The Notes contain customary events of default, which, if uncured, entitle the Lenders thereof to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, their Notes.

In connection with the subscription of the Notes, the Company issued to each Lender a warrant to purchase one share of the Company’s common stock for every two shares of common stock issuable upon conversion of the Notes, at an exercise price of $48.00 per post-split share (the “Lender Warrants”).

On May 16, 2019, the Company assumed a promissory note (the “AVNG Note”) payable to Deepankar Katyal (the “Payee”), as representative of the former owners of AVNG, which at the time of assumption had a remaining principal balance of $7,512,500. Simultaneously with the assumption of the AVNG Note, the AVNG Note was amended and restated (the “First Amended AVNG Note”). Effective as of September 13, 2019, the Company and Payee entered into a Second Amended and Restated Promissory Note (the “Second Amended AVNG Note”), in the principal amount of $6,750,000, pursuant to which the repayment terms under the First Amended AVNG Note were amended and restated as follows:

•	$5,250,000 of the principal balance remaining due under the Second Amended AVNG Note is payable by the delivery of (i) 65,625 shares of the Company’s newly designated Class E Preferred Stock, which is convertible into 164,063 post-split shares the Company’s common stock, and (ii) common stock purchase warrants to purchase 82,031 post-split shares of the Company’s common stock, at an exercise price of $48.00 per share (the “AVNG Warrant”).

•	$1,530,000 of the principal balance, inclusive of all accrued and unpaid interest, remaining due under the Second Amended AVNG Note in three equal consecutive monthly installments of $510,000, commencing on September 15, 2019 and on the 15th day of each month thereafter until paid in full.

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

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares issued for services

During the nine months ended September 30, 2020, the Company issued 25,625 post-split shares of common stock, at $8.00 to $40.00 per share for $470,000 in exchange for services rendered. During the nine months ended September 30, 2019, the Company issued 1,588 post-split shares of common stock, at $10.00 to $88.00 per share for $75,777 in exchange for services rendered.

Shares issued for interest

During the nine months ended September 30, 2020 and September 30, 2019, no shares were issued for interest.

During the nine months ended September 30, 2020, one holder of our Series E Preferred Stock converted 3,937 shares to 9,843 post-split shares of our common stock. In the nine months ended September 30, 2019, five holders of our Series AAA Preferred Stock converted 146,356 shares to 41,589 post-split shares of our common stock and 41,489 warrants at an exercise price of $20.00 per share with an expiration date of December 31, 2019.

During the nine months ended September 30, 2020, 77,220 warrants were converted to common stock, at $8.00 to $28.00 per share. During the nine months ended September 30, 2019, 3,650 warrants were converted in a cashless exercise transaction submitted to the Company for 2,303 shares of common stock, post-split shares.

No equity subscription agreements occurred during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company received equity subscription agreements totaling $3,245,035, net, which include warrant coverage, at an exercise price between $24.00 and $48.00 with an expiration date of September 30, 2023. The Company issued 111,609 post-split shares of common stock and 46,224 post-split warrants in connection with these transactions.

During the nine months ended September 30, 2020 one note holder converted $30,695 of their note into 1,918 post-split common shares at a conversion rate of $16 per post-split share and cash payment of $5,000. No note conversion took place during the nine months ended September 30, 2019.

Consulting Agreements

Upon consummation of the Merger, Mobiquity entered into consulting agreements (the “Consulting Agreements”) with certain employees and contractors of Advangelists (the “Consultants”), pursuant to which Mobiquity (i) issued to the Consultants warrants to purchase an aggregate of 55,616 post-split shares of its common stock and (ii) agreed to transfer to the Consultants an aggregate of 1,901,389 shares of common stock of Gopher Protocol Inc. The terms of the Consultant’s warrants are substantially similar to the terms of the warrants issued in the merger.

NOTE 7: OPTIONS AND WARRANTS

The Company’s results for the for the three months and nine months ended September 30, 2020 include employee share-based compensation expense described herein. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the for the quarter and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee stock-based compensation - option grants	$54,589	$1,880,000	$1,331,459	$6,599,000
Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation - option grants	–	–	–	–
Non-Employee stock-based compensation - stock grants	–	–	–	–
Non-Employee stock-based compensation-stock warrant	–	486,150	598,894	19,623,100
Total	$54,589	$2,366,150	$1,930,353	$26,222,100

NOTE 8: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 5,000 post-split non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 10,000 post-split shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 10,0000 post-split shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 25,000 post-split shares. In February 2015, the Board approved, subject to stockholder approval within one year, an increase in the number of shares under the 2009 Plan to 50,000 post-split shares; however, stockholder approval was not obtained within the requisite one year and the anticipated increase in the 2009 Plan was canceled. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 25,000 post-split shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019. the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 75,000 post-split shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 150,000 post-split shares. The 2019 Plan required stockholder approval by April 2, 2020 in order to be able to grant incentive stock options under the 2019 Plan. The 2005, 2009, 2016, 2018 and 2019 plans are collectively referred to as the “Plans.”

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the three months and nine months ended September 30, 2020 and September 30, 2019 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Expected volatility	746.54%	162.42%	592.89%	242.39%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.27%	2.41%	0.74%	2.32%
Expected term (in years)	5.00	7.50	5.00	6.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2020	281,000	$48.00	6.15	$769,500
Granted	25,313	–	–	–
Exercised	–	–	–	–
Cancelled & Expired	(3,155)	–	–	–
Outstanding, September 30, 2020	303,158	$45.85	5.34	$–
Options exercisable, September 30, 2020	282,182	$45.13	6.17	$–

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $0 and $0, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2020 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0 closing price of the Company's common stock on September 30, 2020.

As of September 30, 2020, the fair value of unamortized compensation cost related to unvested stock option awards is $1,093,630.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Expected volatility	–	140.17%	449.47%	173.58%
Expected dividend yield	–	–	–	–
Risk-free interest rate	–	11.10%	0.91%	8.32%
Expected term (in years)	–	3.43	5.83	3.50

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2020	642,620	$44.00	5.81	$2,500,502
Granted	30,638	–	–	–
Exercised	(33,138)	–	–	–
Expired	(173,484)	–	–	–
Outstanding, September 30, 2020	466,636	$52.52	6.56	$–
Warrants exercisable, September 30, 2020	466,636	$52.52	6.56	$–

NOTE 9: LITIGATION

We are not a party to any pending material legal proceedings, except as follow:

Washington Prime Group, Inc.(“WPG”), a successor in interest to Simon Property Group, L.P., commenced an action in the Marion Superior Court, County of Marion, State of Indiana against the Company alleging default on 36 commercial leases which the Company had entered into in 36 separate shopping mall locations across the United States. Plaintiff alleges damages from unpaid rent of $892,332. Plaintiff is seeking a judgment from the Court to collect said unpaid rent plus attorneys’ fees and other costs of collection. On September 18,2020, the Parties entered into a settlement agreement with respect to this lawsuit. Subject to the terms, conditions, and provisions of the settlement Agreement, Mobiquity shall pay to WPG One Hundred Thousand Dollars and No/100 Cents ($100,000.00) in five (5) equal installments of Twenty Thousand Dollars ($20,000), with Twenty Thousand Dollars ($20,000) being paid by Mobiquity to WPG upon the parties’ execution of this Agreement and the remainder in four (4) monthly payments as follows: October 15, 2020 $20,000 November 15, 2020 $20,000 December 15, 2020 $20,000 January 15, 2021 $20,000. If WPG determines that Mobiquity failed to pay any installment as set forth above, WPG must provide written notice to Mobiquity within fifteen (15) days of discovery of such failure to pay. Mobiquity will then have fifteen (15) days to cure the default. If Mobiquity fails to pay the installment within the fifteen (15) day cure period, then this Settlerment Agreement shall become null and void and WPG shall have the right to pursue its claims in full against Mobiquity, less any payments received from Mobiquity.

NOTE 10: COMMITMENTS:

•	$5,250,000 of the principal balance remaining due under the Second Amended AVNG Note is payable by the delivery of (i) 65,625 shares of the Company’s newly designated Class E Preferred Stock, which is convertible into 164,063 post-split shares the Company’s common stock, and (ii) common stock purchase warrants to purchase 82,032 shares of the Company’s common stock, at an exercise price of $48.00 post-split per share (the “AVNG Warrant”).

•	$1,530,000 of the principal balance, inclusive of all accrued and unpaid interest, remaining due under the Second Amended AVNG Note in three equal consecutive monthly installments of $510,000, commencing on September 15, 2019 and on the 15th day of each month thereafter until paid in full.

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

NOTE 11: OTHER MATERIAL EVENTS

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

As of September 2020, we had approximately 6,500,000 Places in our proprietary Places database. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings.

Results of Operations –

Quarter Ended September 30, 2020 versus Quarter Ended September 30, 2019

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	September 30, 2020	September 30, 2019
Revenue	$1,429,696	$2,800,174
Cost of Revenues	(952,779)	(1,669,245)
Gross Income	476,917	1,130,929
Selling, General and Administrative Expenses	(2,078,382)	(4,041,411)
Loss from operations	(1,601,465)	(2,910,482)

We generated revenues of $1,429,696 in the quarter ended September 30, 2020 as compared to $2,800,174 in the same period for 2019, a change in revenues of $1,370,478. The nationwide economic shutdown due to COVID-19 during the first nine months of 2020 severely reduced operations at the end of the September of 2020.

Cost of revenues was $952,779 or 66.6% of revenues in the quarter ended September 30, 2020 as compared to 1,669,245 or 59.6% of revenues in the same fiscal period of 2019. Cost of revenues include web services for processing and storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture, process and store data for sales does not translate to increased cost of sales.

Gross Income was $476,917 or 33.4% of revenues for the quarter ended September 30, 2020 as compared to $1,130,929 in the same fiscal period of 2019 or 40.3% of revenues. We believe when the country comes out of the COVID-19 crisis and the economy begins to turn around we should see a significant increase to income. Management believes there will be a surge in advertising spent in the fourth quarter, due to both traditional businesses reopening and the presidential election.

Selling, general, and administrative expenses were $2,708,382 for the third quarter of 2020 compared to $4,041,411 in the comparable period of the prior year, a decrease of approximately $1,333,029. Decreased operating costs include travel related costs $42,297 salaries of $364,291 and non-cash warrant expense of $486,150 and non-cash amortization costs of $1,825,411. The increased professional fees and interest expenses totaling $119,013 an increase in non-cash amortization costs of $500,000.

The net loss from operations for the third quarter of fiscal 2020 was $1,601,465 as compared to $2,910,482 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business. The nationwide economic shutdown due to COVID-19 during the first six months of 2020 severely reduced operations at the end of the September of 2020.

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

	Nine Months Ended
	September 30, 2020	September 30, 2019
Revenue	$3,032,064	6,647,668
Cost of Revenues	(2,612,690)	(3,830,389)
Gross Income	419,374	2,817,279
Selling, General and Administrative Expenses	(8,013,595)	(15,679,883)
Loss from operations	(7,594,221)	(12,862,604)

We generated revenues of $3,032,064 in the first nine months of 2020 as compared to $6,647,668 for the same period for fiscal 2019, a change in revenues of $3,615,604. In 2019, with the acquisition of Advangelists LLC, we have implemented several new revenue streams from data collection and analysis including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research. The nationwide economic shutdown due to COVID-19 during the first nine months of 2020 severely reduced operations at the end of the September of 2020.

Cost of revenues was $2,612,690 or 86.2% of revenues in the first six months of 2020 as compared to 3,830,389 or 57.6% of revenues in the same fiscal period of fiscal 2019. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. The generated savings, on a percentage basis, arise with our increased sales. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income was $419,374 or 13.8% of revenues for the first nine months of 2019 as compared to $2,817,279 in the same fiscal period of 2019 or 42.4% of revenues. As revenues from the use of our technology’s increases, it is expected that our margins will increase significantly.

Selling, general, and administrative expenses were $8,013,595 for the first nine months of fiscal 2020 compared to $15,679,883 in the comparable period of the prior year, a decrease of approximately $7,666,288. Such operating cost decreases include payroll, rent, salaries and commissions, non-cash stock-based compensation of $6,107,693.

The net loss from operations in the first nine months of fiscal 2020 was $7,594,221 as compared to $12,862,604 for the comparable period of the prior year. The nationwide economic shutdown due to COVID-19 during the first nine months of 2020 severely reduced operations at the end of the September of 2020.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $539,757 at September 30, 2020. Cash used in operating activities for the nine months ended September 30, 2020 was $4,490,623. This resulted primarily from a net loss of $10,980,423 offset by stock based compensation of $1,331,459, warrant expense of $1,472,368 amortization of $1,950,552, increase in allowance of uncollectible receivables of $306,000, common stock issued for professional services of $470,000, decrease in accounts receivable of $1,512,216, change in accrued expenses and other current liabilities of $95,310 and a change in of accounts payable and accrued expenses of $447,906. Cash flow from investing activities includes the issuance of common stock for cash of $3,338,084and the conversion of a note for common stock of $30,695, purchase of property and equipment of $6,599. Cash flow from financing activities of $425,103 resulted from the proceeds from the issuance of the Company's convertible notes of $915,842 and cash paid on bank loans $490,739.

The Company had cash and cash equivalents of $530,483 at September 30, 2019. Cash used in operating activities for the nine months ended September 30, 2019 was $24,378,555 This resulted primarily from a net loss of $34,614,677 offset by stock based compensation of $6,599,000, warrant expense of $4,095,677 amortization of $374,064, increase in accounts receivable of $877,973, change in accrued expenses and other current liabilities of $94,408 and a change in of accounts payable and accrued expenses of $127,870. Change in cash flow from investing activities of $7,358,588 resulted in sales of common stock of $3,529,500, issuance of note on purchase of subsidiary of $7,512,500, issuance of series E preferred stock of $5,250,000. Cash flow from financing activities of $13,768,863 resulted from the proceeds from the issuance of the Company's convertible notes of $2,249,004 loss on sale of company stock $2,458,125, warrant expense $15,877,423, conversion of note to preferred stock $5,235,224, cash paid on bank loans $1,640,567.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the filing date of this Form 10-Q, we are not a party to any pending legal proceedings except as described in Note 9.

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

ITEM 2. CHANGES IN SECURITIES.

(a)	From January 1, 2020 through September 30, 2020 and January 1, 2019 through September 30, 2019, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below, shares below listed post-split:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – Sept. 2020	Common Stock	25,625 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – Sept. 2020	Common Stock	1,919 shares	Note conversion	Section 3(a)(9)	Not applicable

Jan. – Sept. 2020	Common Stock	77,220 shares	$873,473 Warrant conversions	Rule 506, Section 4(2)	Each warrant exercise price from $8.00 to $20.00, expiration dates 1-23-2025 and 2-4-2025

Jan. – Sept. 2020	Common Stock	9,843 shares	Series E Preferred Stock conversion	Section 3(a)(9)	1,968,500 warrant exercise price $48.00 expiration date 1-8-2025

Jan - Sept 2020	Common Stock	310,784 shares	Shares sold for cash	Rule 506, Section 4(2)	Not applicable

Jan. – Sept 2019	Common Stock and Warrants	120,359 shares; 40,339 warrants	$3,529,500	Section (a)(9)	Not applicable

Jan- Sept 2019	Common Stock	1,588 shares	Services rendered; no commissions paid	Section 4(2)	Not applicable

Jan. – Sept 2019	Common Stock and Warrants	304,089 shares and 357,735 warrants sold upon conversion of preferred stock and cashless exercise of warrants	No receipt of funds, Commissions paid in cashless warrants	Rule 506	Each warrant exercise price from $20.00 to $48.00, expiration dates 12-31-2019 and 9-30-2023

In the nine months ended September 30, 2020 and 2019, there were no repurchases by the Company of its Common Stock, except for 37,500 post-split shares of common stock repurchased on September 10, 2019 in exchange for 110,000 shares of GBT shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger – Advangelists LLC (25)
2.2	First Amendment to Exhibit 2.1 (25)
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
3.13	Amendment to Certificate of Incorporation – September 2018 (26)
3.14	Amendment to Certificate of Incorporation – February 2019 (26)
3.15	Amendment to Certificate of Incorporation – December 17, 2018 (26)
3.16	Amendment to Certificate of Incorporation – December 4, 2018 (26)
3.17	Restated Certificate of Incorporation (27)
3.18	Amendment to Certificate of Incorporation dated September 13, 2019 (32)
3.19	Amendment to Restated Certificate of Incorporation*
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.6	Amendment to Employment Agreement – Dean L. Julia (11)

Exhibit
Number	Exhibit Title
10.7	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.8	Amendment to Dean L. Julia’s Employment Agreement (16)
10.9	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.10	Employment Agreement – Sean Trepeta (19)
10.11	Employment Agreement – Paul Bauersfeld (19)
10.12	Employment Agreement – Thomas Arnost (20)
10.13	Separation Agreement with Michael D. Trepeta (24)
10.14	Form of Consulting Agreement and Form of Warrant to purchase common stock – (25)
10.15	Employment Agreement dated April 2, 2019 – Dean L. Julia (30)
10.16	Employment Agreement dated April 2, 2019 – Sean Trepeta (30)
10.17	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (30)
10.18	Employment Agreement dated December 7, 2018 – Deepanker Katyal (30)
10.19	Membership Interest Purchase Agreement dated as of April 30, 2019 (28)
10.20	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)
10.21	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (29)
10.22	Assignment and Assumption Agreement effective as of May 8. 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)
10.23	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (31)
10.24	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advaneglists, LLC and Deepankar Katyal (31)
10.25	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal (31)
10.26	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advaneglists, LLC and Lokesh Mehta (31)
10.27	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Lokseh Mehta (31)
10.28	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (32)
10.29	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (32)
10.30	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (32)
10.31	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (32)
10.32	Form of Lender Warrant (32)
10.33	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (31)
10.34	Form of Common Stock Purchase Warrant (31)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (26)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit
Number	Exhibit Title
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Amendment to 2005 Plan (4)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
101.INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

_____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Left blank intentionally.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Left blank intentionally.
(9)	Left blank intentionally.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Left blank intentionally.
(13)	Left blank intentionally.
(14)	Left blank intentionally.
(15)	Left blank intentionally.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Left blank intentionally.
(18)	Left blank intentionally.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 19, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated March 1, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.
(25) (26)	Incorporated by reference to Form 8-K dated December 11, 2018. Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.
(27)	Incorporated by reference to Form 8-K dated July 15, 2019.
(28)	Incorporated by reference to Form 8-K dated April 30, 2019.
(29)	Incorporated by reference to Form 8-K dated May 10, 2019.
(30)	Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.
(31)	Incorporated by reference to Form 8-K dated September 13, 2019.
(32)	Incorporated by reference to Form 8-K/A dated September 13, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: October 30, 2020	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: October 30, 2020	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

