Form 10-K
period 2020-12-31
Mobiquity Technologies, Inc.
filed 2021-03-31
CIK 1084267

Table of Contents

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

As of June 30, 2020, the number of shares of Common Stock held by non-affiliates was approximately 1,236,190 shares based upon 2,421,329 post-split shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $8.00 per share as of June 30, 2020) of the Company’s Common Stock held by non-affiliates was approximately $9,889,500.

The number of shares outstanding of the Registrant’s Common Stock as of March 21, 2021 was 2,897,687.

On September 9, 2020, the Company effected a one-for-400 reverse stock split. All share and per share amounts set forth herein give retroactive effect to such stock split unless the context indicates otherwise.

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

Advangelists' technology is proprietary and has all been developed internally. We own all of our technology.

Users of the ATOS platform get access to benefits including among other things:

•	ease of set up

•	targeting features based on audience profiles and location through an in-house data management platform (or DMP),

•	Inventory management and yield optimization,

•	support for all rich media creators’ ad tags,

•	machine learning and AI powered optimization delivering greater than the average click through rate on ad links,

•	support for third-party trackers and Custom Scripts for MOAT analytics, IAS, and forensics to enable independent verification by advertisers for transparency,

•	detailed campaign wrap-up reporting that gives a breakdown on publishers, categories, demonstrations, and devices to better understand advertisement campaign performance,

•	access to business intelligence via an analytics dashboard,

•	advanced ad targeting,

•	easy campaign uploading,

•	automated performance optimization,

•	real time reporting,

•	fraud prevention tools, and

•	24x7 support, along with guided managed services to enable users to rapidly harness and operate all the features of the ATOS platform.

Our ATOS platform includes:

•	Adserver,

•	Demand Side Platform,

•	Advertisement quality tools,

•	Analytics dashboard,

•	Avails Engine,

•	Advertisement prediction and delivery tools,

•	Supply quality tools,

•	Private marketplace tools,

•	Audience and location targeting,

•	Wrap up reports,

•	An Advertisement software development kit (or SDK), and

•	Prebid adaptor.

•	contextual targeting,

•	identity graph capabilities,

•	cookie syncing, and

•	the updated version of our quality and security tools, among other things for our ATOS platform.

Plan of Operation

Mobiquity plans to hire several new sales and sales support individuals to help generate additional revenue through the use of the Advangelists platform. Mobiquity’s sales team focuses on Advertising Agencies, Brands and publishers to help increase both supply and demand across the Advangelists platform. The Advangelists platform creates three revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s, Brands and Publishers. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model, in which, the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, whereas the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists.

Intellectual Property

Advangelists' technology is proprietary and has all been developed internally. We own our technology and protect it though trade secrets and each employee signing an agreement agreeing to keep the proprietary information confidential and assigning any improvements to the technology to Advangelists.

Mobiquity Networks Overview

The Company’s wholly owned subsidiary, Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a next generation data intelligence company. Mobiquity Networks provides precise unique, at-scale data and insights on consumer’s real-world behavior and trends for use in marketing and research. Mobiquity Networks provides one of the most accurate and scaled solution for data collection and analysis, utilizing multiple technologies. Mobiquity Networks’ technology allows for the ingestion and normalization of various data sources, such as location data, transactional data, and search data to reach the right target audience with the right message. Utilizing massively parallel cluster computing and machine learning algorithms and technology, Mobiquity Networks, makes available actionable data for marketers, researchers and application publishers through an automated platform. Mobiquity Networks is seeking to execute on several revenue streams from its data collection and analysis, including, but not limited to; Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, and Custom Research.

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

In 2020, we had approximately 6,000,000 Places in our proprietary Places database. We have been able to steadily increase the number of locations available in our Places database through the use of both open source and proprietary technologies. The task of growing our Places database is handled by our internal technology team. The Company currently utilizes both internal and outsourced resources to market and sell its product offerings.

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

Employees

As of March 21, 2021, we have 15 full time employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize several additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

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

Risks Relating to our Business

Impacts of COVID-19 to Business and the general economy

Since March 2020, COVID -19 has caused a material and substantial adverse impact on our general economy and our business operations. It has caused there to be a substantial decrease in our sales, cancellations of purchase orders and has resulted in accounts receivables not being timely paid as anticipated. Further, it has caused us to have concerns about our ability to meet our obligations as they become due and payable. In this respect, our business is directly dependent upon and correlates closely to the marketing levels and ongoing business activities of our existing clients. If material adverse developments in domestic and global economic and market conditions adversely affect our clients’ businesses, such as COVID-19, our business and results of operations could (and in the case of COVID-19) equally suffer. Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. COVID-19 future widespread economic slowdowns in any of these markets, particularly in the United States, may negatively affect the businesses, purchasing decisions and spending of our clients and prospective clients, and payment of accounts receivable due us, which could result in reductions in our existing business as well as our new business development and difficulties in meeting our cash obligations as they become due. In the event of continued widespread economic downturn caused by COVID-19, we will likely continue to experience a reduction in projects, longer sales and collection cycles, deferral or delay of purchase commitments for our data products, processing functionality, software systems and services, and increased price competition, all of which could substantially adversely affect revenue and our ability to remain a going concern.

In the event we remain a going concern, the impacts of the global emergence of Coronavirus disease (COVID-19) on our business, sources of revenues and then general economy, are currently not fully known. We are conducting business as usual with some modifications to employee work locations, and cancellation of certain marketing events, among other modifications. We lost a purchase order in excess of one million dollars with major US sports organization. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, although we do anticipate it to continue to negatively impact our financial results during fiscal year 2021.

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

Dependence on Contracts. The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results. In addition, our contracts contain provisions allowing the client to terminate prior to the end of the term upon giving advance notice. Even if renewed by these clients, the terms of the renewal contracts may not have a term as long as, or may otherwise be on terms less favorable than, the original contract. Revenue from clients with long-term contracts is not necessarily “fixed” or guaranteed as portions of the revenue from these clients is volume driven. Therefore, we must engage in continual sales efforts to maintain revenue and future growth with all our clients’ or our operating results will suffer. If a significant client fails to renew a contract or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business were not obtained to replace or supplement that which was lost.

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

Other Risks Relating to Our Business

We have a history of operating losses and may not in the future generate consistent revenues or profits. Since our inception, we have experienced a continued history of operating losses and an accumulated deficit of $186,168,926 at December 31, 2020. We have incurred net losses from continuing operations for the years ended December 31, 2020 and 2019 of $15,029,395 and $43,747,375, respectively. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the future.

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

We cannot predict our future capital needs and we may not be able to secure additional financing. Between January 2013 and December 2020, we raised over $41 million in private equity and debt financing to support our transformation from an integrated marketing company to a technology company. Since we might be unable to generate recurring or predictable revenue or cash flow to fund our operations, we will likely need to seek additional (perhaps substantial) equity or debt financing even following this offering to provide the capital required to maintain or expand our operations. We may also need additional funding for developing products and services, increasing our sales and marketing capabilities and acquiring complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. We cannot predict our future capital needs with precision, and we may not be able to secure additional financing on terms satisfactory to us, if at all, which could lead to termination of our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is presently utilizing the office space of its Chief Financial Officer as its principal executive office located at 35 Torrington Lane, Shoreham, NY 11786. The Company was leasing on a month-to-month basis a fully furnished executive suite in Manhattan at a monthly cost of approximately $9,000. The executive suite was located at 61 Broadway, 11th Floor, Suite 1105, New York, NY 10006. Since COVID-19 we have not been able to use the space nor been responsible to pay rent for the period April 2020 through January 2021 when we terminated this office lease.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings, except as follow:

Washington Prime Group, Inc.(“WPG”), a successor in interest to Simon Property Group, L.P., commenced an action in the Marion Superior Court, County of Marion, State of Indiana against the Company alleging default on 36 commercial leases which the Company had entered into in 36 separate shopping mall locations across the United States. Plaintiff alleges damages from unpaid rent of $892,332. Plaintiff is seeking a judgment from the Court to collect said unpaid rent plus attorneys’ fees and other costs of collection. On September 18,2020, the Parties entered into a settlement agreement with respect to this lawsuit. Subject to the terms, conditions, and provisions of the settlement Agreement, Mobiquity paid WPG One Hundred Thousand Dollars and No/100 Cents ($100,000.00).

In the Supreme Court of New York, county of Nassau, Carter, Deluca & Farrell LP, a law firm filed a summons and Complaint against the Company seeking $113,654 in past due legal fees allegedly owed. The Company disputed the amount owed to said firm. On March 13, 2021 the Company entered into a settlement agreement and paid the law firm $60,000 to settle the lawsuit.

The Company’s wholly-owned subsidiary, Advangelists LLC is a defendant in a lawsuit filed in Tel Aviv brought by the Plaintiff Fyber Monetization, a private Israeli company, in the business of digital advertising. In its statement of claim, Fyber alleges June through November 3, of 2019 unpaid invoices totaling $584,945 US Dollars. Advangelists has disputed any monies being owed and it intends to vigorously defend this lawsuit.

FunCorp Limited has filed a lawsuit in Superior Court, State of Washington, County of King alleging Advangelists owes for services rendered unpaid invoices totaling $42,464. Advangelists has disputed any monies being owed and it intends to vigorously defend this lawsuit.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer

Purchases of Equity Securities.

Our Common Stock trades on the OTCQB under the symbol "MOBQ" (formerly “AMKT”) on a limited basis. The OTCQB marketplace has effectively replaced the FINRA operated OTC Bulletin Board (OTCBB) as the primary market for SEC reporting securities that trade off exchanges. The following table sets forth the range of high and low sales prices of our Common Stock for the last two fiscal years. On September 9, 2020, the Company effected a one-for-400 reverse stock split. All share and per share amounts set forth herein give retroactive effect to such stock split unless the context indicates otherwise.

Quarters Ended	High	Low
March 31, 2019	$96.00	$40.00
June 30, 2019	76.00	40.00
September 30, 2019	72.00	28.00
December 31, 2019	64.00	28.00
March 31, 2020	48.00	8.00
June 30, 2020	16.00	8.00
September 30, 2020	16.00	4.00
December 31, 2020	11.00	5.50

The closing sales price on December 31, 2020 was $6.75 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

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

As of March 20, 2021, there were 131 holders of record of our common stock. As of the effective date of the Company’s stock split which was September 9, 2020, there were approximately 1,040 beneficial holders who hold 346,921 shares of the Company common stock in street name.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

(a) In fiscal 2019 and 2020, we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

2019	Common Stock	123,037 shares; 60,924 warrants	Cash consideration $3,629,500; Commissions paid $195,000	Rule 506;	Warrants with an exercise price of $0.12 to $0.18 expiring September 30,2023

2019	Common stock	17,087 shares	Services rendered; no commissions paid	Section 4(2)	N/A

2019	Preferred stock Series E	65,625 shares	Note conversion $5,250,000	Section 3(a)(9)	Converted senior secured note to Preferred Series E

2019	Warrant conversion	135,580 warrants converted to common shares	Cash consideration $1,132,210	Section 4(2)	Warrants exercised at $.05 to $06 per share. including some cashless exercise

2019	Common stock and warrants	261,043 Shares and 261,043 warrants	Conversion of Series AAA Preferred stock	Section 3(a)(9)	Section 3(a)(9); converted 1,044,175 shares of Series AAA Preferred stock on the basis of 100 shares of common for each share of preferred, with 100% matching warrants, exercisable at $.05 per share

2019	Common stock and warrants	200,000 shares and 300,000 warrants	Conversion of Series AAAA Preferred stock	Section 3(a)(9)	Converted 800 shares of AAAA Preferred stock on the basis of 100,000 shares of common for each share of preferred, with 150% matching warrants exercisable at $0.12 expiration date June 7, 2024

2019	Secured Convertible notes	$2,300,000 senior secured note	$2,150,000 received; $150,000 in commissions	Rule 506	Rule 506; notes convertible until 9/30/2029 at a conversion price of $,08 per share. 50% warrants issued to lender are at $.08 per share with an expiration date of Sept 29, 2029

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

2020	Common Stock	340,786 shares	Cash consideration $3,600,424	Rule 506; Section 4(2)	N/A

2020	Common stock	38,125 shares	Services rendered; no commissions paid	Services rendered, valued at $547,451	N/A

2020	Common stock	9,843 shares and 4,921 warrants	Preferred stock Series E conversion resulting in transfer from preferred stock to common stock of $324,802	Section 3(a)(9)	Converted 3,937 Series E preferred shares

2020	Warrant conversion	warrants converted to 77,220 common shares	Cash consideration $873,473	Section 4(2)	Warrants exercised at $13.00 to $16.00 per share. including some cashless exercise

2020	$50,000 Convertible note	1,919 common shares	Paid $20,000 cash; converted $30,000 balance to common stock	Section 4(2)/Section 3(a)(9)	Conversion of notes into common stock at an effective price of $26.05 per share

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

In 2019 and 2020, we had no repurchases of our Common Stock, except as described above.

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

The Company performed its annual fair value assessment at December 31, 2020 and 2019 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

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

Results of Operations

Year Ended December 31, 2020 versus Year Ended December 31, 2019

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Year Ended December 31
	2020	2019
Revenue	$6,184,010	$9,717,796
Cost of Revenues	4,360,645	7,297,550
Gross Profit	1,823,365	2,420,246
Operating Expenses	13,204,465	15,882,475
Loss from operations	(11,381,100)	(13,462,229)
Net Loss	(15,029,395)	(43,747,375)
Loss from operations per common share	(5.92)	(22.55)
Weighted average common shares outstanding	2,537,811	1,952,538

We generated revenues of $6,184,010 in fiscal 2020 compared to $9,717,796 in the same period for fiscal 2019, a change in revenues of $3,533,786, which is a decrease of over 36%. Decreased revenues from the onset of COVID-19 started during the first quarter of 2020 and continues currently.

Cost of revenues was $4,360,645 or 70.5% of revenues in fiscal 2020 compared to $7,297,550 or 75.1% of revenues in the same fiscal period of fiscal 2019. Cost of revenues include web services for storage and processing of our data and web engineers who are building and maintaining our platforms.

Gross Profit was $1,823,365 for fiscal 2020 or 29.5% of revenues compared to $2,420,246 in the same fiscal period of 2019 or 24.9% of revenues. The increase in gross profit margin from fiscal year 2019 to 2020 pertains to discounts given to our current customer base with some introductory rates for the new services we designed in 2019 have been removed in 2020.

Operating expenses were $13,204,465 for fiscal 2020 compared to $15,882,475 in the comparable period of the prior year, a decrease of $2,678,010. Such operating cost decreases include technology integration costs, payroll and related expenses, commissions, insurance, rents, professional (consulting) and public awareness fees. Non-cash stock-based compensation decreased $5,251,952 along with an increase in amortization costs of $1,076,488 and impairment expense of $4,000,000.

The loss from operations for 2020 was $11,381,100 as compared to $13,462,229 for the comparable period of the prior year, a $2,081,129 decrease. The loss from operations included the non-cash decrease in stock-based compensation of $1,347,048, amortization costs of $2,600,735, and warrant expense $598,894 and an increase in impairment costs of $4,000,000. Cash costs include a decrease in salaries of $783,474, rents $93,573 and commissions of $116,406 an increase in bad debts of $444,697 due to the COVID-19 pandemic.

The net loss for 2020 was $15,029,395 as compared to $43,747,375 for the comparable period of the prior year, a ----34.4% decrease from the previous year. Decrease in net loss from 2020 include noncash expenses totaling $22,791,640, including $22,614,303 in warrant expense and stock-based compensation of $5,251,952.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $602,182 at December 31, 2020. Cash used by operating activities for the year ended December 31, 2020 was $4,750,443. This resulted from a net loss of $15,032,404, partially offset by non-cash expenses, including depreciation and amortization of $1,807,007, stock-based compensation of $1,347,048, warrant expense of $1,472,367 and impairment expense of $4,000,000. Cash provided by financing activities of $485,033 was the result of issuance of notes and cash payments on notes outstanding.

We had cash and cash equivalents of $1,240,064 at December 31, 2019. Cash used by operating activities for the year ended December 31, 2019 was $8,342,506. This resulted from a net loss of $44,027,719, partially offset by non-cash expenses, including depreciation and amortization of $1,528,644, stock-based compensation of $6,599,000, and warrant expense of $3,153,991, other warrant costs from the conversion/issuance of debt of $23,213,197. Cash provided by financing activities of $9,018,251 was the result of issuance of notes, proceeds from the issuance of common stock, sales of investments, and notes from bank.

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

Recent Financings

In 2020 and 2019, we completed debt and equity various financings. See Item 5 under “Recent Sales of Unregistered Securities” and “Note 5” in the Notes to Financial Statements.

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

Financial Statements and Supplementary Data

The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth herein.

MOBIQUITY TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mobiquity Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobiquity Technology, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition — identification of contractual terms in certain customer arrangements

As described in Note 2 to the consolidated financial statements, management assesses relevant contractual terms in its customer arrangements to determine the transaction price and recognizes revenue upon transfer of control of the promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Management applies judgment in determining the transaction price which is dependent on the contractual terms. In order to determine the transaction price, management may be required to estimate variable consideration when determining the amount and timing of revenue recognition.

The principal considerations for our determination that performing procedures relating to the identification of contractual terms in customer arrangements to determine the transaction price is a critical audit matter are there was significant judgment by management in identifying contractual terms due to the volume and customized nature of the Company’s customer arrangements. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms used in the determination of the transaction price and the timing of revenue recognition were appropriately identified and determined by management and to evaluate the reasonableness of management’s estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including those related to the identification of contractual terms in customer arrangements that impact the determination of the transaction price and revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining customer arrangements on a test basis, and (ii) testing management’s process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the customer arrangements.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

March 31, 2021

Mobiquity Technology, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

Assets
Current Assets
Cash	$602,182	$1,240,064
Accounts receivable, net	1,698,719	3,611,378
Prepaid expenses and other current assets	46,396	20,200
Total Current Assets	2,347,297	4,871,642

Property and equipment (net of accumulated depreciation of $12,635 and $6,364, respectively)	21,428	21,100
Goodwill	1,352,865	1,352,865
Intangible assets (net of accumulated amortization of $3,355,922 and $1,555,186, respectively)	5,647,754	11,448,490

Other assets
Security deposits	9,000	9,000
Investment in corporate stock	91	3,100

Total Assets	$9,378,435	$17,706,197

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,055,175	$2,958,108
Accrued expenses	1,085,292	960,734
Notes payable	901,283	566,250
Total Current Liabilities	4,041,750	4,485,092

Long term portion convertible notes, net	2,450,000	2,300,000

Total Liabilities	6,491,750	6,785,092

Stockholders' Deficit
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 56,413 and 46,413 shares issued and outstanding at December 31, 2020 and December 31, 2019	868,869	714,869

Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and 1,500 shares issued and outstanding at December 31, 2020 and December 31, 2019	15,000	15,000

Preferred stock Series E; 70,000 authorized; $80 par value 61,688 and 65,625 shares issued and outstanding at December 31, 2020 and December 31, 2019	4,935,040	5,250,000

Common stock: 100,000,000 authorized; $0.0001 par value 2,803,685 and 2,335,792 shares issued and outstanding at December 31, 2020 and December 31, 2019	282	234

Treasury stock $36 par value 37,500 and 37,500 shares outstanding at December 31, 2020 and December 31, 2019	(1,350,000)	(1,350,000)

Additional paid in capital	184,586,420	177,427,524
Accumulated deficit	(186,168,926)	(171,136,522)
Total Stockholders' Equity	2,886,685	10,921,105
Total Liabilities and Stockholders' Equity	$9,378,435	$17,706,197

The accompanying notes are an integral part of these consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2020	2019

Revenue	$6,184,010	$9,717,796

Cost of Revenues	4,360,645	7,297,550

Gross Profit	1,823,365	2,420,246

Operating Expenses
Selling, general and administrative	5,226,300	5,867,884
Salaries	2,631,117	3,415,591
Stock based compensation	1,347,048	6,599,000
Impairment expense	4,000,000	–
Total Operating Expenses	13,204,465	15,882,475

Loss from operations	(11,381,100)	(13,462,229)

Other Income (Expenses)
Interest Expense	(715,262)	(346,204)
Acquisition expense	–	(2,970,364)
Warrant expense	63,864	(23,213,197)
Loss on sale of investments	–	(3,755,381)
Loss on sale of company stock	(2,996,897)	–
Total Other Income (Expense)	(3,648,295)	(30,285,146)

Loss from continuing operations	$(15,029,395)	$(43,747,375)

Other Comprehensive Income
Unrealized holding gain (loss) arising during period	(3,009)	(280,344)

Net Comprehensive Loss	$(15,032,404)	$(44,027,719)

Net Comprehensive Loss Per Common Share:
For continued operations, basic and diluted	(5.92)	(22.55)

Weighted Average Common Shares Outstanding, basic and diluted	2,537,811	1,952,538

The accompanying notes are an integral part of these consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity

	AAAA		Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at January 1, 2020	–	$–	46,413	$714,869	65,625	$5,250,000	1,500	$15,000
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for note conversion	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Warrant conversions	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Preferred stock series E	–	–	10,000	154,000	(3,937)	(314,960)	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at December 31, 2020	–	$–	56,413	$868,869	61,688	$4,935,040	1,500	$15,000

			Additional		Non				Total
	Common Stock		Paid-in	Subscription	Controlling	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Interest	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2020	2,335,792	$234	$177,427,524	$–	$–	37,500	$(1,350,000)	$(171,136,522)	$10,921,105
Common stock issued for services	38,125	3	547,448	–	–	–	–	–	547,451
Common stock issued for note conversion	1,919	–	30,694	–	–	–	–	–	30,694
Common stock issued for cash	340,786	40	3,600,384	–	–	–	–	–	3,600,424
Warrant conversions	77,220	4	873,469	–	–	–	–	–	873,473
Warrants issued	–	–	598,894	–	–	–	–	–	598,894
Stock based compensation	–	–	1,347,048	–	–	–	–	–	1,347,048
Preferred stock series E	9,843	1	160,959	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	(15,032,404)	(15,032,404)
Balance, at December 31, 2020	2,803,685	$282	$184,586,420	$–	$–	37,500	$(1,350,000)	$(186,168,926)	$2,886,685

The accompanying notes are an integral part of these consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity

(continued)

	AAAA		Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at January 1, 2019	800	$8,000	1,090,588	11,552,513	–	$–	1,500	$15,000
Common stock issued for services	–	–	–	–	–	–	–	–
Treasury shares	–	–	–	–	–	–	–	–
Purchase of Common stock	–	–	–	–	–	–	–	–
Preferred stock series E	–	–	–	–	65,625	5,250,000	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Exchange shares	(800)	(8,000)	(1,044,175)	(10,837,644)	–	–	–	–
Warrant conversions	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at December 31, 2019	–	$–	46,413	$714,869	65,625	$5,250,000	1,500	$15,000

			Additional		Non				Total
	Common Stock		Paid-in	Subscription	Controlling	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Interest	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2019	1,572,667	$157	$129,286,167	$–	$663,478	–	$–	$(127,108,103)	$14,417,212
Common stock issued for services	15,963	2	717,575	–	–	–	–	–	717,577
Treasury shares	–	–	–	–	–	37,500	(1,350,000)	–	(1,350,000)
Purchase of Common stock	123,038	12	3,629,488	–	–	–	–	–	3,629,500
Preferred stock series E	–	–	–	–	–		–	–	5,250,000
Stock based compensation	–	–	6,599,000	–	–	–	–	–	6,599,000
Exchange shares	511,044	51	10,828,118	–	–	–	–	–	(17,475)
Warrant conversions	113,080	12	3,153,979	–	–	–	–	–	3,153,991
Warrants issued	–	–	23,213,197	–	–	–	–	–	23,213,197
Net Loss	–	–	–	–	(663,478)	–	–	(44,028,419)	(44,691,897)
Balance, at December 31, 2019	2,335,792	$234	$177,427,524	$–	$–	37,500	(1,350,000)	$(171,136,522)	$10,921,105

The accompanying notes are an integral part of these consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(15,032,404)	$(44,027,719)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,271	4,397
Amortization- Intangible Assets	1,800,736	1,524,247
Allowance for uncollectible receivables	306,000	–
Common stock issued for services	547,451	717,577
Warrant expense	1,472,367	3,153,991
Impairment expense	4,000,000	–
Warrant cost from the conversion/issuance of debt	–	23,213,197
Stock-based compensation	1,347,048	6,599,000
Changes in operating assets and liabilities
Accounts receivable	1,606,659	(1,132,015)
Prepaid expenses and other assets	(26,196)	(8,500)
Accounts payable	(902,933)	1,702,671
Accrued expenses and other current liabilities	(138,367)	(7,816)
Accrued interest	262,925	(81,536)
Total Adjustments	10,281,961	35,685,213
Net cash used in Operating Activities	(4,750,443)	(8,342,506)

Cash Flows from Investing Activities
Common stock issued for cash, net	3,600,424	–
Purchase of property and equipment	(6,599)	(18,835)
Note conversion to common stock	30,694	–
Proceeds from the sale of investments	–	167,400
Issuance of Series E Preferred stock	–	5,250,000
Addition to Goodwill and Intangibles	–	(5,074,750)
Net cash provided by Investing Activities	3,624,519	323,815

Cash Flows from Financing Activities
Proceeds from the issuance of notes, net	1,005,842	2,550,000
Proceeds from the issuance of common stock	–	3,629,500
Loss on the sale of company stock	–	2,483,600
Accrued interest converted to note	–	74,727
Preferred stock converted to common stock	–	(17,475)
Cash received from bank notes	–	750,000
Cash paid on bank notes	(520,809)	(452,101)
Net cash provided by Financing Activities	485,033	9,018,251

Net change in Cash and Cash Equivalents	(640,891)	999,560
Cash and Cash Equivalents, Beginning of period	1,240,064	624,338
Non-controlling interest	–	(664,178)
Unrealized holding change on securities	3,009	280,344
Cash and Cash Equivalents, end of period	$602,182	$1,240,064

Supplemental Disclosure Information
Cash paid for interest	$442,326	$2,524
Cash paid for taxes	$7,272	$–

Non-cash Disclosures:
Common stock issued for interest	$–	$–
Conversion of notes and interest into AAA & AAAA Preferred and Common Stock	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1: ORGANIZATION AND GOING CONCERN

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $15,029,395 for the year ended December 31, 2020, $43,747,375 for the year ended December 31, 2019. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified advertising industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

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

Reverse stock-split On September 2, 2020, the Company amended and restated certificate of incorporation to implement a 1 for 400 reverse stock- split of its common stock. The reverse stock split did not cause an adjustment to the par value of common stock. As a result of the reverse stock split, the Company adjusted the share amounts under its employee incentive plans, outstanding options and common stock warrant agreements, treasury shares and preferred shares.

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

On September 13, 2019, Advangelists, LLC (“AVNG”), a wholly-owned subsidiary of the Company, entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Deepankar Katyal, the CEO of AVNG, which amends Mr. Katyal’s original employment agreement (the “Original Katyal Agreement”), dated as of December 7, 2018. Pursuant to the Katyal Amendment, among other things, (i) the Company agreed to indemnify Mr. Katyal to the extent provided in the Company’s Certificate of Incorporation (the “Certificate”) and By-laws and to include Mr. Katyal as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Katyal with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Katyal Agreement ceased. In addition, the Katyal Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Katyal, and entitles Mr. Katyal to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s gross revenue (the “Gross Revenue”) for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Katyal Amendment;

•	Commissions equal to 10% of the Net Revenues (as defined in the Katyal Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 37,500 shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vest on the date of the Katyal Amendment, and of which 12,500 vest on the one year anniversary of the Katyal Amendment.

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

On September 13, 2019, AVNG entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Lokesh Mehta, which amends Mr. Mehta’s original employment agreement (the “Original Mehta Agreement”), dated as of December 7, 2018. Pursuant to the Mehta Amendment, among other things, (i) the Company agreed to indemnify Mr. Mehta to the extent provided in the Company’s Certificate and By-laws and to include Mr. Mehta as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Mehta with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Mehta Agreement ceased. In addition, the Mehta Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Mehta, and entitles Mr. Mehta to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s Gross Revenue for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Mehta Amendment;

•	Commissions equal to 5% of the Net Revenues (as defined in the Mehta Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 37,500 shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vest on the date of the Mehta Amendment, and of which 12,500 vest on the one year anniversary of the Mehta Amendment.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of December 31, 2020, and December 31, 2019, the balances are $602,182 and $1,240,064, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, consequently, believes that its receivable credit risk exposure is limited. Our current receivables at December 31, 2020 consist of 58.3% held by six of our largest customers. Our December 31, 2019, receivables consist of 47% held by four of our largest customers.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of December 31, 2020, and December 31, 2019, the Company exceeded FDIC limits by $114,986 and $749,037, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2020, and December 31, 2019, allowance for doubtful accounts were $386,600 and $80,600, respectively.

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

LONG LIVED ASSETS – In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value The Company recognized a four million dollar write down loss due to the COVID-19 pandemic for the period ended December 31, 2020.

Transactions with major customers

During the year ended December 31, 2020, six customers accounted for approximately 58% of revenues and for the year ended December 31, 2019, four customers accounted for 47% our revenues.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the year ended December 31, 2020 and December 31, 2019, there were advertising costs of $1,400 and $70,042, respectively.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 748,505 because they are anti-dilutive, as a result of a net loss for the year ended December 31, 2020.

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

Subject to the Company obtaining prior approval from the Company’s shareholders for the issuance of shares of common stock upon conversion of the Notes, if and to the extent required by the New York Business Corporation Law, the Notes will be convertible into equity of the Company upon the following events on the following terms:

•	At any time at the option of the Lenders, the outstanding principal under the Notes will be converted into shares of common stock of the Company at a conversion price of $32.00 per post-split share (the “Conversion Price”).

•	at any time that the trailing thirty (30) day volume weighted average price per share (as more particularly described in the Notes) of the Company’s common stock is above $400.00 per post-split share, until the Notes are no longer outstanding, the Company may convert the entire unpaid un-converted principal amount of the Notes, plus all accrued and unpaid interest thereon, into shares of the Company’s common stock at the Conversion Price.

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

On September 13, 2019, Advangelists, LLC, a wholly-owned subsidiary of the Company (“AVNG”), entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Deepankar Katyal, who is a related party and the CEO of AVNG, which amends Mr. Katyal’s original employment agreement (the “Original Katyal Agreement”), dated as of December 7, 2018. Pursuant to the Katyal Amendment, among other things, (i) the Company agreed to indemnify Mr. Katyal to the extent provided in the Company’s Certificate of Incorporation (the “Certificate”) and By-laws and to include Mr. Katyal as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Katyal with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Katyal Agreement ceased. In addition, the Katyal Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Katyal, and entitles Mr. Katyal to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s gross revenue (the “Gross Revenue”) for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Katyal Amendment;

•	Commissions equal to 10% of the Net Revenues (as defined in the Katyal Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 37,500 post-split shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vest on the date of the Katyal Amendment, and of which 12,500 vest on the one year anniversary of the Katyal Amendment.

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

In May 2019, the Company assumed a promissory note (the “AVNG Note”) payable to Deepankar Katyal (the “Payee”), as representative of the former owners of AVNG, which at the time of assumption had a remaining principal balance of $7,512,500. Simultaneously with the assumption of the AVNG Note, the AVNG Note was amended and restated as disclosed in the May 8-K (the “First Amended AVNG Note”). Effective as of September 13, 2019, the Company and Payee entered into a Second Amended and Restated Promissory Note (the “Second Amended AVNG Note”), in the principal amount of $6,750,000, pursuant to which the repayment terms under the First Amended AVNG Note were amended and restated as follows:

•	$5,250,000 of the principal balance remaining due under the Second Amended AVNG Note is payable by the delivery of (i) 65,625 shares of the Company’s newly designated Class E Preferred Stock, which is convertible into 164,063 shares the Company’s post-split common stock, and (ii) common stock purchase warrants to purchase 82,032 shares of the Company’s post-split common stock, at an exercise price of $48.00 per share (the “AVNG Warrant”).

•	$1,530,000 of the principal balance, inclusive of all accrued and unpaid interest, remaining due under the Second Amended AVNG Note in three equal consecutive monthly installments of $510,000, commencing on September 15, 2019 and on the 15th day of each month thereafter until paid in full.

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

Our goodwill balance is not amortized to expense, instead it is tested for impairment at least annually. We perform our annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimate the fair value of each reporting unit using a discounted cash flow model; (5) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compare the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value. There were no impairment charges during the year ended December 31, 2019 and in 2020 the impairment cost was $4,000,000.

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

	Useful Lives	December 31, 2020	December 31, 2019

Customer relationships	5 years	$3,003,676	$3,003,676
ATOS Platform	5 years	6,000,000	10,000,000
		9,003,676	13,003,676
Less accumulated amortization		(3,355,922)	(1,555,186)
Net carrying value		$5,647,754	$11,448,490

Future amortization, for the years ending December 31, is as follows:

2021	$1,800,736
2022	$1,800,736
2023	$1,800,736
2024	$245,546
Thereafter	$–

NOTE 4: NOTES PAYABLE AND DERIVATIVE LIABILITIES

Summary of Notes payable:

	December 31, 2020	December 31, 2019
Berg Notes (a)	$–	$50,000
Mob-Fox US LLC (c)	30,000	–
Dr. Salkind, et al	2,550,000	2,550,000
Small Business Administration (b)	415,842	–
Business Capital Providers (d)	355,441	266,250

Total Debt	3,351,283	2,866,250
Current portion of debt	901,283	566,250
Long-term portion of debt	$2,450,000	$2,300,000

(a)	Between August and December 2015, the Company borrowed $3,675,000 from accredited investors. These loans are due and payable the earlier of December 31, 2016 or the completion of an equity financing of at least $2,500,000. Upon the sale of the unsecured promissory notes, the Company issued $1 of principal, one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.40 per share through August 31, 2017. Accordingly, an aggregate of 3,675,000 shares of common stock and warrants to purchase a like amount were issued in the last six months of 2015. Each noteholder has the right to convert the principal of their note and accrued interest thereon at a conversion price of $0.30 per share or at the noteholder’s option, into equity securities of the Company on the same terms as the last equity transaction completed by the Company prior to each respective conversion date. All other notes have been converted to equity.

(b)	In May of 2020, the Companies applied and received Small Business Administration Cares Act loans due to the COVID-19 Pandemic. Each loan carries a five-year term, carrying a one percent interest rate. The loans turn into grants if the funds are use the for the SBA accepted purposes. The window to use the funds for the SBA specific purposes is a twenty-four-week period. If the funds are used for the allotted expenses the loans turn into grants with each loan being forgiven. The Company also received an Economic Injury Disaster Loan from the SBA which carries a thirty-year term, carrying a three point seven five percent interest rate.

(c)	In October of 2020, the Company entered into an agreement with a vendor to accept $65,000 in full settlement of our payable due. A down payment of $15,000 at the signing of the agreement and five payments of $10,000 each.

(d)

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

On November 25, 2020, the Company entered into a seventh merchant agreement with Business Capital Providers, Inc. in the of $310,000 payable daily at $2,700.00, per payment for the term of 155 business days.

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

NOTE 5: INCOME TAXES

The provision for income taxes for the years ended December 31, 2020 and 2019 is summarized as follows:

	2020	2019
Current:
Federal	$–	$–
State	–	–
	–	–
Deferred:
Federal	–	–
State	–	–
	$–	$–

The Company has federal net operating loss carryforwards (“NOL’s) of $178,447,460 and $163,415,056, respectively, which will be available to reduce future taxable income.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019
Net operating loss carryforwards	$(46,396,000)	$(42,488,000)
Stock based compensation – options/warrants	4,607,000	4,257,000
Stock issued for services	879,000	971,000
Gain loss on derivative instrument	781,000	781,000
Disallowed entertainment expense	51,000	50,000
Charitable contribution limitation	7,000	7,000
Preferred Stock	25,000	25,000
Bad debt expense & reserves	228,000	33,000
Penalties	3,000	3,000
Loss on extinguishment of debt	1,133,000	1,133,000
Beneficial conversion features	77,000	77,000
Mobiquity-Spain – net loss	540,000	540,000
Impairment of long-lived assets	58,000	58,000
Stock issued for interest	245,000	245,000
Nondeductible insurance	14,000	13,000
Stock incentives	15,000	15,000
Derivative expense	480,000	480,000
Professional Fees	944,000	774,000
Gain / Loss on stock held for investment	646,000	646,000
Gain / Loss on company stock	5,235,000	4,456,000
Gain / Loss on settlement of company debt	2,757,000	2,757,000
Gain / Loss on sale of warrants	7,259,000	6,931,000
Unrealized loss on securities	1,944,000	1,943,000
Acquisition expense	3,904,000	3,904,000
Depreciation - tax	3,000	–
Depreciation - book	(4,000)	–
Amortization - book	(72,000)	–
Federal income tax	105,000	–
State tax - tax	(3,000)	–
State tax - book	30,000	–
Interest expense - tax	(263,000)	–
Interest expense - book	276,000	–
Accrued salaries – current year	344,000	–
Accrues salaries – prior year	(438,000)	–
Amortization of debt discount	2,058,000	2,058,000
Deferred Tax Assets	(12,528,000)	(10,331,000)
Less Valuation Allowance	12,528,000	10,331,000
Net Deferred Tax Asset	$–	$–

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2020		2019
Federal Statutory Tax Rate	21.00%		21.00%
State Taxes, net of Federal benefit	5.00%		5.00%
Change in Valuation Allowance	(26.00%	)	(26.00%	)
Total Tax Expense	0.00%		0.00%

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

In 2019, the Company received equity subscription agreements totaling $960,000, which include 50% warrant coverage, at an exercise price of $0.12 with an expiration date of September 30, 2023. The Company issued 16,000,001 shares of common stock and 8,000,000 warrants in connection with these transactions. Of the $960,000, $200,000 was invested by Thomas Arnost, Chairman of the Board. No subscription agreements were received in 2020.

In 2019, the Company sold 123,038 shares of post-split common stock with warrants to purchase 60,925 post-split shares of common stock, exercisable between $48.00 to $72.00 expiring on September 30, 2023 in exchange for cash consideration of $3,434,500, net. In 2019, the Company issued 17,088 shares of common stock in exchange for services rendered. In 2019, the Company issued 65,625 shares of preferred stock series E for the exchange of a $5,250,000 senior secured note. The Company received cash consideration of $1,132,210 in exchange for the conversion of warrants issued previously. The company issued 200,000 post-split shares of common stock with 150% matching warrants for the conversion of series AAAA preferred stock.

In 2019, holders of Series AAA preferred stock converted their preferred stock into 261,044 shares of common stock and warrants to purchase 261,044 post-split shares, with each warrant exercisable at $20.00 per share through December 31, 2020.

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

In 2019, holders of warrants expiring December 31, 2019 exercised warrants to purchase 29,388 post-split shares of common stock and the Company received cash consideration of $146,940 in January 2020 and notes receivable totaling $440,820, which have maturity dates in 2020.

Shares issued for services:

In 2020, the Company issued 38,125 post-split shares of common stock, at $7.20 to $40.00 per share for $547,451 in exchange for services rendered.

Shares issued for interest:

In 2020, no shares were issued for interest.

In 2020, one holder of our Series E Preferred Stock converted 3,937 shares to 9,843 post-split shares of our common stock and 4,921 warrants at an exercise price of $48.00 per share with an expiration date of January 8, 2025.

In 2020, 77,220 warrants were converted to common stock, at $8.00 to $28.00 per share. During 2020, 3,650 warrants were converted in a cashless exercise transaction submitted to the Company for 2,303 shares of common stock, post-split shares.

In, 2020 one note holder converted $30,695 of their note into 1,919 post-split common shares at a conversion rate of $16 per post-split share and cash payment of $5,000.

Consulting Agreements

Upon consummation of the Merger, Mobiquity entered into consulting agreements (the “Consulting Agreements”) with certain employees and contractors of Advangelists (the “Consultants”), pursuant to which Mobiquity (i) issued to the Consultants warrants to purchase an aggregate of 55,616 post-split shares of its common stock and (ii) agreed to transfer to the Consultants an aggregate of 4,783 post-split shares of common stock of Gopher Protocol Inc. The terms of the Consultant’s warrants are substantially similar to the terms of the warrants issued in the merger.

NOTE 7: OPTIONS AND WARRANTS

The Company’s results for the years ended December 31, 2020 and 2019 include employee share-based compensation expense totaling $1,945,942 and $29,812,197, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Employee stock-based compensation – option grants	$1,347,048	$6,599,000
Employee stock-based compensation – stock grants	–	–
Non-Employee stock-based compensation – option grants	–	–
Non-Employee stock-based compensation – stock grants	–	–
Non-Employee stock-based compensation – warrants for retirement of debt	598,894	23,213,197
	$1,945,942	$29,812,197

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31
	2020	2019
Expected volatility	592.89%	242.39%
Expected dividend yield	–	–
Risk-free interest rate	0.74%	2.32%
Expected term (in years)	5.00	6.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2020	281,000	$48.00	6.15	$769,500
Granted	25,313	35.75	–	–
Exercised	–	–	–	–
Cancelled & Expired	(3,468)	–	–	–
Outstanding, December 31, 2020	302,845	$45.85	4.65	$–
Options exercisable, December 31, 2020	281,869	$45.78	5.10	$–

The weighted-average grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was $35.75 and $52.00, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2020 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $6.75 closing price of the Company's common stock on December 31, 2020.

As of December 31, 2020, the fair value of unamortized compensation cost related to unvested stock option awards is $1,093,630.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
Expected volatility	449.47%.	164.85%
Expected dividend yield	–	–
Risk-free interest rate	0.91%	7.48%
Expected term (in years)	5.83	3.20

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2020	642,620	$44.00	5.81	$2,500,502
Granted	30,638	–	–	–
Exercised	(33,138)	–	–	–
Expired	(173,484)	–	–	–
Outstanding, December 31, 2020	466,636	$52.52	6.31	$–
Warrants exercisable, December 31, 2020	466,636	$52.52	6.31	$–

NOTE 9: LITIGATION

We are not a party to any pending material legal proceedings, except as follow:

Washington Prime Group, Inc.(“WPG”), a successor in interest to Simon Property Group, L.P., commenced an action in the Marion Superior Court, County of Marion, State of Indiana against the Company alleging default on 36 commercial leases which the Company had entered into in 36 separate shopping mall locations across the United States. Plaintiff alleges damages from unpaid rent of $892,332. Plaintiff is seeking a judgment from the Court to collect said unpaid rent plus attorneys’ fees and other costs of collection. On September 18,2020, the Parties entered into a settlement agreement with respect to this lawsuit. Subject to the terms, conditions, and provisions of the settlement Agreement, Mobiquity paid WPG One Hundred Thousand Dollars and No/100 Cents ($100,000.00).

In the Supreme Court of New York, county of Nassau, Carter, Deluca & Farrell LP, a law firm filed a summons and Complaint against the Company seeking $113,654 in past due legal fees allegedly owed. The Company disputed the amount owed to said firm. On March 13, 2020, the Company entered into a settlement agreement and paid the law firm $60,000 to settle the lawsuit.

The Company’s wholly-owned subsidiary, Advangelists LLC is a defendant in a lawsuit filed in Tel Aviv brought by the Plaintiff Fyber Monetization, a private Israeli company, in the business of digital advertising. In its statement of claim, Fyber alleges June through November 3of 2019 unpaid invoices totaling $584,945 US Dollars. Advangelists has disputed any monies being owed and it intends to vigorously defend this lawsuit.

FunCorp Limited has filed a lawsuit in Superior Court, State of Washington, County of King alleging Advangelists owes for services rendered unpaid invoices totaling $42,464. Advangelists has disputed any monies being owed and it intends to vigorously defend this lawsuit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

We did not maintain appropriate financial reporting controls – As of December 31, 2020, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at December 31, 2018, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as debt conversions. Subsequent to December 31, 2018, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2018. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2020.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages and positions as of the date of this Form 10-K are:

NAME	AGE	POSITION

Dean L. Julia	53	Chief Executive Officer/President/Treasurer/Director/Co-Founder
Paul Bauersfeld	57	Chief Technology Officer
Sean J. McDonnell, CPA	59	Chief Financial Officer
Sean Trepeta	53	President of Mobiquity Networks and director
Dr. Gene Salkind, M.D.	68	Director
Deepanker Katyal	35	Chief Executive Officer of Advangelists

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

Deepanker Katyal, became an officer of the Company in December 2018. From October 2017 to the present, he has served as Chief Executive Officer of Advangelists.  Following the recent merger between Mobiquity Technologies and Advangelists, he joined us to provide advanced product and engineering knowledge. An ad tech veteran who built the Advangelists platform, Mr. Katyal maintains his role of advancing the integration of the Advangelists platform across the entire suite of Mobiquity Technologies capabilities and partnerships. Deep Katyal brings extensive background in software engineering and product development as well as strong business leadership and knowledge of the industry’s infrastructure.

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

Board Leadership Structure

In accordance with the Company's By-Laws, the Chairman of the Board, which position is vacant, presides at all meetings of the Board. Currently, the Chief Executive Officer is acting Chairman. The Company has no fixed policy with respect to the separation of these titles. Mr. Thomas Arnost, our former chairman resigned from the board on October 29, 2019 for personal reasons.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2020, to the best of the knowledge of the Company’s directors and officers, no form 3’s, form 4’s or form 5’s were filed late.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2020 and 2019 by (1) each person who served as the principal executive officer of the company during fiscal year 2020 and 2019; (2) the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2019 and 2020 with compensation during fiscal years 2019 and 2020 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the company as of December 31, 2020.

Name and Principal		Salary	Bonus	Stock	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)(2)(3)	($)
Dean L. Julia	2020	$275,539	$65,318	–	$–	$61,716	$402,573
CEO of the company	2019	$360,000	$15,900	–	$3,575,000	$70,474	$4,021,374

Deepanker Katyal	2020	$306,154	$7,622	–	$–	$38,119	$351,895
CEO of Advangelists	2019	$400,000	$–	–	$–	$29,799	$429,799

Paul Bauersfeld	2020	$229,616	$39,970	–	$–	$30,533	$300,119
Chief Technology Officer	2019	$300,000	$7,950	–	$500,500	$35,166	$835,666

 _____________

(1)	The options and restricted stock awards presented in this table for fiscal 2020 and 2019 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such Shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2020.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean L.	12,250	–	–	$20.00	01/24/23	–	–	–	–
Julia (1)	12,500	–	–	$28.00	11/20/23	–	–	–	–
	62,500	–	–	$60.00	4/2/29	–	–	–	–

Deepanker	128,517	–	–	$56.00	12/6/28	–	–	–	–
Katyal (1)	25,000	–	–	$36.00	09/13/24	–	–	–	–
	12,500	–	–	$36.00	09/13/25	–	–	–	–

Paul	10,000	–	–	$20.00	01/24/23	–	–	–	–
Bauersfeld	7,500	–	–	$28.00	11/20/23	–	–	–	–
(1)	25,000	–	–	$60.00	04/2/29	–	–	–	–

_________

(1)	All options contain cashless exercise provisions.

Employment Agreements

In April of 2020, due to the COVID-19 pandemic all employees’ salaries were reduced by forty percent with a few employees were released to pare down to our current level. In October of 2020 the employees pay reduction was reduced to a twenty percent reduction where it stands as of today.

Each of the following executive officers is a party to an employment agreement with the company (except for Sean McDonnell, who is an employee at will) with the following compensation arrangements:

Name	Position	Monthly Salary	Bonus/Other Compensation
Dean L. Julia	Chief Executive Officer of Company	$30,000	(1)
Sean Trepeta	President of Mobiquity Networks	20,000	(2)
Paul Bauersfeld	Chief Technology Officer	25,000	(3)
Deepanker Katyal	CEO – Advangelists	33,333	(4)
Sean McDonnell	Chief Financial Officer	11,000	(5)

________________

(1)	In addition to the Mr. Julia’s Base Salary, he shall be entitled to a quarterly bonus (the "Quarterly Bonus") of at least 1% of Gross Revenue (as defined under generally accepted accounting principles) for each completed fiscal quarter, so long as Gross Revenue meets or exceeds seventy-five (75%) percent of managements stated goal. The Quarterly Bonus shall be paid no later than fourteen (14) days from Company's filing of the form 10-Q, either in cash, common stock or stock options, at the election of Mr. Julia. Should his Employment Agreement be terminated prior to the end of any fiscal year for any reason other than that provided in the Agreement, a pro rata portion of the Quarterly Bonus shall be paid within 30 days of such termination. For each subsequent calendar year, the Company's Board of Directors, will confirm a new revenue goal for the upcoming year for the purpose of calculating the Quarterly Bonus. In the event that the Company is acquired through a board of directors approved (i) change in control of at least 50% of the outstanding voting stock or (ii) the sale of all or substantially all of the assets, Mr. Julia shall be entitled to receive a payment in-kind equal to three (3%) percent of the consideration paid in connection with said transaction. He also received a signing bonus of options to purchase 62,500 shares, exercisable at $60.00 per share, over a term of 10 years.

(2)	In addition to the Mr. Trepeta’s Base Salary, he shall be entitled to a quarterly bonus (the "Quarterly Bonus") of 1% of Gross Revenue (as defined under generally accepted accounting principles) for each completed fiscal quarter, so long as Gross Revenue meets or exceeds managements stated goal. The Quarterly Bonus shall be paid no later than fourteen (14) days from Company's filing of the Form 10-Q, either in cash, common stock or stock options, at the election of Mr. Trepeta. Should his Employment Agreement be terminated prior to the end of any fiscal year for any reason other than that provided in the Agreement, a pro rata portion of the Quarterly Bonus shall be paid within 30 days of such termination. Mr. Trepeta also received a signing bonus of options to purchase 25,000 shares of common stock with 35% immediately vested, 35% vesting in one year and remaining 30% vesting after two years.

(3)	In addition to the Mr. Bauersfeld’s Base Salary, he shall be entitled to a quarterly bonus (the "Quarterly Bonus") of .5% of Gross Revenue (as defined under generally accepted accounting principles) for each completed fiscal quarter, so long as Gross Revenue meets or exceeds managements stated goal. The Quarterly Bonus shall be paid no later than fourteen (14) days from Company's filing of the form 10-Q, either in cash, common stock or stock options, at the election of Mr. Bauersfeld. Should his Employment Agreement be terminated prior to the end of any fiscal year for any reason other than that provided in the Agreement, a pro rata portion of the Quarterly Bonus shall be paid within 30 days of such termination. Mr. Bauersfeld also received a signing bonus of options to purchase 10 million shares of common stock with 35% immediately vested, 35% vesting in one year and remaining 30% vesting after two years.

(4)	The Company issued one share of Mr. Katyal Preferred Stock to Mr. Katyal. The Series B Preferred Stock shall provide dividend rights, payable in cash, to the holders thereof in an amount equivalent to 10% of the gross revenue of Mobiquity or the Company, whichever is higher, for each of its 2019 and 2020 fiscal years. Such dividends (i) shall be declared and paid not later than seventy five (75) days following the end of each such fiscal quarter and (ii) shall not exceed an aggregate of Six Hundred Thousand Dollars ($600,000) per year per holder for all holders of Class B Preferred Stock (i.e., an aggregate of no more than One Million Two Hundred Thousand Dollars ($1,200,000) to the two holders of the Series B Preferred Stock per annum cumulatively). Subject to the dividend rights in favor of the holders of the Series B Preferred Stock, all rights, privileges, preferences, and restrictions set forth in Mobiquity's Certificate of Amendment shall terminate as of December 31, 2020, and, immediately upon declaration and payment of the dividend in respect of Mobiquity's 2020 fiscal year, Mobiquity shall withdraw such class from its authorized capital. Other than the above-referenced dividend rights, the Series B Preferred Stock shall not confer any rights upon the holders thereof. Mr. Katyal and Lokesh Mehta, a non-executive officer of Advangelists, will be the only holders of Mobiquity's Series B Preferred Stock.

On September 13, 2019, Advangelists, LLC, a wholly-owned subsidiary of the Company (“AVNG”), entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Deepankar Katyal, the CEO of AVNG, which amends Mr. Katyal’s original employment agreement (the “Original Katyal Agreement”), dated as of December 7, 2018. Pursuant to the Katyal Amendment, among other things, (i) the Company agreed to indemnify Mr. Katyal to the extent provided in the Company’s Certificate of Incorporation (the “Certificate”) and By-laws and to include Mr. Katyal as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Katyal with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Katyal Agreement ceased. In addition, the Katyal Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Katyal, and entitles Mr. Katyal to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s gross revenue (the “Gross Revenue”) for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Katyal Amendment;

•	Commissions equal to 10% of the Net Revenues (as defined in the Katyal Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 37,500 shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vest on the date of the Katyal Amendment, and of which 12,500 vest on the one year anniversary of the Katyal Amendment.

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

A summary of the other pertinent employment provisions is as follows:

The term of Dean Julia’s employment is for a term of three years from April 2, 2019. The agreement shall be automatically extended for an additional term of two years, unless terminated 90 days prior to the termination of the initial term of the agreement. Mr. Julia’s employment agreement contains certain non-compete and non-solicitation provisions during the terms of the agreement. He is also entitled to receive on April 1st of each year commencing April 1, 2020, options to purchase an additional 12,500 shares of common stock. He is also entitled to paid disability insurance and term life insurance at a cost not to exceed $15,000 per annum. He is also entitled to receive health, dental and 401(k) benefits as is customary for other executive officers as well as indemnification to the fullest extent permitted by law, as well as a company lease to own Company automobile.

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

Employee Benefit and Consulting Services Compensation Plans

On January 3, 2005, our company established an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) covering 5,000 shares, which 2005 Plan was ratified by our stockholders in February 2005. On August 12, 2005, the company’s stockholders approved a 5,000 share increase in the 2005 Plan to 10,000 shares. On August 28, 2009, the Board adopted the “2009 Plan” identical to the 2005 Plan with 10,000 shares under the 2009 Plan. In September 2013, the Company’s stockholders ratified a board amendment to increase the number of shares covered by the 2009 Plan to 25,000 shares. All references to “the Plans” include the 2005 Plan and 2009 Plan. As the 2005 and 2009 Plans are identical other than the number of shares covered by each Plan, it is the Company’s intention to first utilized the number of shares issuable (available) under the 2005 Plan prior to issuing shares under the 2009 Plan. In February 2015, the Board approved an increase in the number of shares covered by the 2009 Plan from 25,000 shares to 50,000 shares, subject to stockholder approval within one year. However, since approval was not obtained within the requisite time period, the Board established a 2016 Plan covering 25,000 shares which is otherwise identical to the 2005 and 2009 Plans. All options granted under the 2009 Plan, which exceed the Plan limits, have been moved to the 2016 Plan. In December 2018, the Company approved a 2018 Plan identical to the other Plans described above, except for the number of shares covered by the Plan is 75,000. The “2018” Plan was ratified by stockholders in February 2019. On April 2, 2019, the Board approved a “2019 Plan” identical to the other Plans described above, except for the number of shares covered by the Plan is 150,000. The 2019 Plan must be approved by stockholders within one year in order to grant incentive stock options under said Plan. The 2005, 2009, 2016, 2018 and 2019 Plans are collectively herein referred to as the “Plan.”

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

Awards

As of December 31, 2019, the Company has granted under the Plans a total of 276,437 options and outside the Plans a total of 4,562 options or a total of options to purchase 281,000 shares of the Company’s Common Stock with a weighted average exercise price of $48.00 per share. The board has granted options with varying terms. The Company has also granted to various officers, directors and employees of Advangelists, warrants to purchase an aggregate of 274,941 shares at varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2020 on the known benefits provided to certain persons and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options/Warrants	Average Exercise Price ($) per Share	Value of Unexercised Options/ Warrants at Dec. 31, 2020 (1)
Dean L. Julia	87,250	49.80	$–
Sean McDonnell	3,000	23.33	$–
Sean Trepeta	41,750	45.39	$–
Paul Bauersfeld	42,500	44.94	$–
Deepanker Katyal	166,017	51.48	$–
Five Executive Officers as a group	340,517	49.24	$–

________________

(1)	Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $6.75 based upon a last sale on (or the last trade date before) December 31, 2020) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

In the past, the Company has granted certain employees and consultants, stock awards for services for the prior year with vesting to occur after the passage of an additional 12 months. These awards totaled 112 Shares for 2008, subject to continued services with the Company through December 31, 2009. These awards totaled 127 Shares for 2009 subject to continued services with the Company through December 31, 2010. These awards totaled 262 Shares for 2010 subject to continued services with the Company through December 31, 2011. These awards totaled 112 shares for 2011, subject to continued services with the Company through December 31, 2012. A total of 509 shares were issued under the 2005 Plan pursuant to the stock award program described above (net of cancellations). No stock awards were granted in fiscal 2012 through fiscal 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our voting stock as of March 21, 2021 by:

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

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or the conversion of such person’s outstanding Preferred Stock) within 60 days after March 24, 2021 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The percentage of shares owned as of March 21, 2021 is based upon 2,897,687 shares of Common Stock outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock	Number of Shares Underlying Convertible Preferred Stock, Notes Options and Warrants	Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Stockholders
Nehemiah Partners L.P.	226,734	0	226,734	7.8
Norman Kravetz	179,611	5,208	184,819	6.4
Lokesh Mehta	0	256,755	256,755	8.1
Thomas Arnost	148,956	22,083	171,039	6.4

Directors and Executive Officers
Paul Bauersfeld	250	42,500	42,750	1.5
Dean L. Julia	4,884	87,500	92,384	3.8
Sean Trepeta	2,525	42,875	45,400	1.6
Sean McDonnell	417	3,000	3,417	*
Deepanker Katyal	0	262,297	262,297	8.3
Gene Salkind	710,607	885,157	1,595,764	42.2
All Officers and directors as a group (six persons)	718,683	1,323,329	2,042,012	57.4

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

Item 14. Principal Accountant Fees and Services.

On July 16, 2018 the Company engaged BF Borgers CPA PC as our registered independent public accountants. Their fees are described in the table below.

	Year Ended December 31,
	2020	2019
Audit fees	$48,600	$48,600
Audit- related fees	32,400	32,400
Tax fees	–	–
All other fees	–	–
Total fees	$81,000	$81,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8 FINANCIAL STATEMENTS as the financial statements of the Company for the years ended December 31, 2020 and 2019:

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

March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Dean L. Julia	Principal Executive Officer, President and Director	March 31, 2021
Dean L. Julia

/s/ Sean McDonnell	Principal Financial Officer	March 31, 2021
Sean McDonnell

/s/ Sean Trepeta	Director	March 31, 2021
Sean Trepeta

/s/ Gene Salkind	Director	March 31, 2021
Dr. Gene Salkind

Dean L. Julia, Sean Trepeta and Dr. Gene Salkind represent all the current members of the Board of Directors.

