Form 10-Q
period 2021-03-31
Mobiquity Technologies, Inc.
filed 2021-05-10
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Yes ☐    No ☒

As of April 16, 2021, the registrant had a total of 2,963,521 shares of Common Stock outstanding.

On September 9, 2020, the Company effected a one-for-400 reverse stock split. All share and per share amounts set forth herein give retroactive effect to such stock split unless the context indicates otherwise.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash	$211,967	$602,182
Accounts receivable, net	930,189	1,698,719
Prepaid expenses and other current assets	38,896	46,396
Total Current Assets	1,181,052	2,347,297

Property and equipment (net of accumulated depreciation of $14,487 and $12,635, respectively)	19,576	21,428
Goodwill	1,352,865	1,352,865
Intangible assets (net of accumulated amortization of $3,806,105 and $3,355,922, respectively)	5,197,571	5,647,754

Other assets
Security deposits	9,000	9,000
Investment in corporate stock	131	91

Total Assets	$7,760,195	$9,378,435

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,777,936	$2,055,175
Accrued expenses	1,186,397	1,085,292
Notes payable	891,299	1,051,283
Total Current Liabilities	3,855,632	4,191,750

Long term portion convertible notes, net	2,600,000	2,300,000

Total Liabilities	6,455,632	6,491,750

Stockholders' Deficit
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 56,413 and 56,413 shares issued and outstanding at March 31, 2021 and December 31, 2020	868,869	868,869

Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and 1,500 shares issued and outstanding at March 31, 2021 and December 31, 2020	15,000	15,000

Preferred stock Series E; 70,000 authorized; $80 par value 61,688 and 61,688 shares issued and outstanding at March 31, 2021 and December 31, 2020	4,935,040	4,935,040

Common stock: 100,000,000 authorized; $0.0001 par value 2,905,187 and 2,803,685 shares issued and outstanding at March 31, 2021 and December 31, 2020	292	282

Treasury stock $36 par value 37,500 and 37,500 shares outstanding at March 31, 2021 and December 31, 2020	(1,350,000)	(1,350,000)

Additional paid in capital	185,234,064	184,586,420
Accumulated deficit	(188,398,702)	(186,168,926)
Total Stockholders' Equity	1,304,563	2,886,685
Total Liabilities and Stockholders' Equity	$7,760,195	$9,378,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$521,873	$945,099

Cost of Revenues	937,280	788,911

Gross Profit (Loss)	(415,407)	156,188

Operating Expenses
Selling, general and administrative	1,053,490	1,485,080
Salaries	556,065	896,848
Stock based compensation	16,839	–
Total Operating Expenses	1,626,394	2,381,928

Loss from operations	(2,041,801)	(2,225,740)

Other Income (Expenses)
Interest Expense	(188,015)	(172,625)
Loss on sale of company stock	–	(34,390)
Total Other Income (Expense)	(188,015)	(207,015)

Loss from continuing operations	$(2,229,816)	$(2,432,755)

Other Comprehensive Income
Unrealized holding gain (loss) arising during period	40	(3,038)

Net Comprehensive Loss	$(2,229,776)	$(2,435,793)

Net Comprehensive Loss Per Common Share:
For continued operations, basic and diluted	(0.78)	(1.03)

Weighted Average Common Shares Outstanding, basic and diluted	2,860,417	2,356,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, at January 1, 2021	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,803,685	$282
Common stock issued for services	–	–	–	–	–	–	10,000	–
Common stock issued for cash	–	–	–	–	–	–	91,502	10
Stock based compensation	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2021	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,905,187	$292

	Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, at January 1, 2020	46,413	$714,869	65,625	$5,250,000	1,500	$15,000	2,335,792	$234
Common stock issued for services	–	–	–	–	–	–	14,500	2
Common stock issued for note conversion	–	–	–	–	–	–	1,919	–
Preferred stock series E	–	–	(3,937)	(314,960)	–	–	9,843	1
Warrant conversions	–	–	–	–	–	–	18,443	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2020	46,413	$714,869	61,688	$4,935,040	1,500	$15,000	2,380,497	$237

Mobiquity Technology, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (continued)

	Additional				Total
	Paid-in	Treasury Shares		Accumulated	Stockholders'
	Capital	Shares	Amount	Deficit	Deficit

Balance, at January 1, 2021	$184,586,420	37,500	$(1,350,000)	$(186,168,926)	$2,886,685
Common stock issued for services	81,825	–	–	–	81,825
Common stock issued for cash	548,980	–	–	–	548,990
Stock based compensation	16,839	–	–	–	16,839
Net Loss	–	–	–	(2,229,776)	(2,229,776)
Balance, at March 31, 2021	$185,234,064	37,500	$(1,350,000)	$(188,398,702)	$1,304,563

	Additional				Total
	Paid-in	Treasury Shares		Accumulated	Stockholders'
	Capital	Shares	Amount	Deficit	Deficit

Balance, at January 1, 2020	$177,427,524	37,500	$(1,350,000)	$(171,136,522)	$10,921,105
Common stock issued for services	384,000	–	–	–	384,002
Common stock issued for note conversion	30,694	–	–	–	30,694
Preferred stock series E	314,959	–	–	–	–
Warrant conversions	403,267	–	–	–	403,267
Net Loss	–	–	–	(2,435,793)	(2,435,793)
Balance, at March 31, 2020	$178,560,444	37,500	$(1,350,000)	$(173,572,315)	$9,303,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(2,229,776)	$(2,435,793)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,852	1,414
Amortization - Intangible Assets	450,183	150,184
Allowance for uncollectible receivables	–	306,000
Common stock issued for services	81,825	384,000
Warrant expense	–	403,268
Stock-based compensation	16,839	–
Changes in operating assets and liabilities
Accounts receivable	768,530	1,110,542
Prepaid expenses and other assets	7,500	(14,000)
Accounts payable	(275,686)	(639,237)
Accrued expenses and other current liabilities	4,715	(93,063)
Accrued interest	94,837	(10,011)
Total Adjustments	1,150,595	1,599,097
Net Cash in Operating activities	(1,079,181)	(836,696)

Cash Flows from Investing Activities
Common stock issued for cash, net	548,990	–
Note conversion to common stock	–	30,695
Series E preferred stock exchanged for Common stock	–	(314,960)
Net cash used in Investing Activities	548,990	(284,265)

Cash Flows from Financing Activities
Proceeds from the issuance of notes, net	400,000	250,000
AAAA preferred converted to common	–	314,960
Cash paid on bank notes	(259,984)	(263,173)
Net cash used in Investing Activities	140,016	301,787

Net change in Cash and Cash Equivalents	(390,175)	(819,174)
Cash and Cash Equivalents, Beginning of period	602,182	1,240,064
Unrealized holding change on securities	(40)	3,038
Cash and Cash Equivalents, end of period	$211,967	$423,928

Supplemental Disclosure Information
Cash paid for interest	$93,238	$171,941
Cash paid for taxes	$3,806	$5,000

Non-cash Disclosures:
Common stock issued for interest	–	–
Conversion of notes and interest into AAA & AAAA Preferred and Common Stock	–	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

Notes to the unaudited condensed consolidated financial statements
March 31, 2021

(Unaudited)

NOTE 1: ORGANIZATION AND GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We incurred losses from operations of $2,229,816 for the quarter ended March 31, 2021, $15,029,395 for the year ended December 31, 2020 and $43,747,375 for the year ended December 31, 2019. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified advertising industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

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

REVERSE STOCK-SPLIT - In September 2020, the Company amended and restated its certificate of incorporation to implement a 1 for 400 reverse stock- split of its common stock effective September 9, 2020. The reverse stock split did not cause an adjustment to the par value of common stock. As a result of the reverse stock split, the Company adjusted the share amounts under its employee incentive plans, outstanding options and common stock warrant agreements, treasury shares and preferred shares.

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

Dean Julia - Principal Executive Officer President and Director

Sean McDonnell - Chief Financial Officer

Sean Trepeta - Board Member

Dr. Eugene Salkind – Board of Directors

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing& Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc. and its wholly- owned subsidiary, Advangelists, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, the Condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, the Condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2021 and 2020 and the Condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of March 31, 2021, results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed consolidated financial statements.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less, as well as bank money market accounts, to be cash equivalents. As of March 31, 2021, December 31, 2020, and December 31, 2019, the balances are $211,967, $602,182 and $1,240,064, respectively.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, consequently, believes that its receivable credit risk exposure is limited. Our current receivables at March 31, 2021 consist of 57% held by seven of our largest customers. Our current receivables at December 31, 2020 consist of 58.3% held by six of our largest customers.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of March 31, 2021, December 31, 2020, and December 31, 2019, the Company exceeded FDIC limits by $0, $114,986 and $749,037, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of March 31, 2021, December 31, 2020, and December 31, 2019, allowance for doubtful accounts were $386,600, $80,600 and $80,600, respectively.

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

LONG LIVED ASSETS – In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company recognized an impairment loss of $4,000,000 for the period ended December 31, 2020

Transactions with major customers

During the quarter ended March 31, 2021, eight customers accounted for approximately 67% of revenues and for the quarter ended March 31, 2020, four customers accounted for 50% our revenues. During the year ended December 31, 2020, five customers accounted for approximately 42% of revenues and for the year ended December 31, 2019, four customers accounted for 47% our revenues.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the quarter ended March 31, 2021 and for the years ended December 31, 2020 and December 31, 2019, there were advertising costs of $0, $1,400 and $70,042, respectively.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 768,795 because they are anti-dilutive, as a result of a net loss for the quarter ended March 31, 2021.

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

Our goodwill balance is not amortized to expense, instead it is tested for impairment at least annually. We perform our annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimate the fair value of each reporting unit using a discounted cash flow model; (5) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compare the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value. There were no impairment charges during the year ended December 31, 2019, for the year ended December 31, 2020 there was a $4,000,000 impairment.

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

	Useful Lives	March 31, 2021	December 31, 2020

Customer relationships	5 years	$3,003,676	$3,003,676
ATOS Platform	5 years	6,000,000	6,000,000
		9,003,676	9,003,676
Less accumulated amortization		(3,806,105)	(3,355,922)
Net carrying value		$5,197,571	$5,647,754

Future amortization, for the years ending December 31, is as follows:

2021	$1,350,553
2022	$1,800,736
2023	$1,800,736
2024	$245,546
Thereafter	$–

NOTE 4: NOTES PAYABLE AND DERIVATIVE LIABILITIES

Summary of Notes payable:

	March 31, 2021	December 31, 2020
Mob-Fox US LLC (b)	$–	$30,000
Dr. Salkind, et al	2,700,000	2,550,000
Small Business Administration (a)	415,842	415,842
Business Capital Providers (c)	375,457	355,441

Total Debt	3,491,299	3,351,283
Current portion of debt	891,299	901,283
Long-term portion of debt	$2,600,000	$2,450,000

(a)	In May of 2020, the Companies applied and received Small Business Administration Cares Act loans due to the COVID-19 Pandemic. Each loan carries a five-year term, carrying a one percent interest rate. The loans turn into grants if the funds are use the for the SBA accepted purposes. The window to use the funds for the SBA specific purposes is a twenty-four-week period. If the funds are used for the allotted expenses the loans turn into grants with each loan being forgiven. The Company also received an Economic Injury Disaster Loan from the SBA which carries a thirty-year term, carrying a three point seven five percent interest rate.

(b)	In October of 2020, the Company entered into an agreement with a vendor to accept $65,000 in full settlement of our payable due. A down payment of $15,000 at the signing of the agreement and five payments of $10,000 each.

(c)

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

On November 25, 2020, the Company entered into a seventh merchant agreement with Business Capital Providers, Inc. in the amount of $310,000 payable daily at $2,700.00, per payment for the term of 155 business days.

On February 19, 2021, the Company entered into an eight-merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days.

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

On March 31, 2021, Dr. Gene Salkind, director of the Company, and an affiliate of Dr. Salkind (collectively, the “Lenders”) subscribed for convertible promissory notes (the “Notes”) and loaned to the Company $150,000 (the “Loan”) on a secured basis.

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

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares issued for services:

During the quarter ended March 31, 2020, the Company issued 14,500 shares of common stock, at $12.00 to $40.00 per share for $384,000 in exchange for services rendered. During the quarter ended March 31, 2021, the Company issued 10,000 shares of common stock, at $7.50 to $9.73 per share for $81,825 in exchange for services rendered.

Shares issued for interest:

During the quarters ended March 31, 2020 and March 31, 2021, the Company did not issue any shares for interest.

In the first quarter of 2020, one holder of our Series E Preferred Stock converted 3,937 shares to 9,843 post-split shares of our common stock and 4,921 warrants at an exercise price of $48.00 per share with an expiration date of January 8, 2025. During the quarter ended March 31, 2021 there were no conversion of our Series E Preferred stock.

During the quarter ended March 31, 2020, 18,444, post-split, warrants were converted to common stock, at $16.00 to $28.00 per share. No warrants were converted during the quarter ended March 31, 2021.

In the first quarter of 2020, one note holder converted $30,695 of their note into 1,919 post-split common shares at a conversion rate of $16 per post-split share and cash payment of $5,000. There were no note conversions during the quarter ended March 31, 2021.

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

NOTE 7: OPTIONS AND WARRANTS

The Company’s results for the quarters ended March 31, 2021 and March 31, 2020 include employee share-based compensation expense totaling $16,839 and $503,316, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the quarters ended March 31, 2021 and 2020:

	Quarters Ended March 31,
	2021	2020
Employee stock-based compensation – option grants	$16,839	$80,750
Employee stock-based compensation-stock grants	–	–
Non-Employee stock-based compensation – option grants	–	–
Non-Employee stock-based compensation-stock grants	–	–
Non-Employee stock-based compensation-warrants for retirement of debt	–	422,566
	$16,839	$503,316

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the quarters ended March 31, 2021 and 2020 are as follows:

	Quarters Ended March 31
	2021	2020
Expected volatility	–	439.23%
Expected dividend yield	–	–
Risk-free interest rate	–	1.21%
Expected term (in years)	–	5.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2021	302,845	$45.85	4.65	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled & Expired	(688)	–	–	–
Outstanding, March 31, 2021	302,158	$44.95	4.93	$–
Options exercisable, March 31, 2021	281,182	$45.68	4.86	$–

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2021 and 2020 was $48.00 and $0, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2021 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $8.23 closing price of the Company's common stock on March 31, 2021.

As of March 31, 2021, the fair value of unamortized compensation cost related to unvested stock option awards is $1,313,175.

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2021 and 2020 are as follows:

	Quarters Ended March 31,
	2021	2020
Expected volatility	–	442.84%
Expected dividend yield	–	–
Risk-free interest rate	–	1.46%
Expected term (in years)	–	6.67

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2021	466,636	$52.50	6.31	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Expired	–	–	–	–
Outstanding, March 31, 2021	466,636	$52.52	6.06	$–
Warrants exercisable, March 31, 2021	466,636	$52.52	6.06	$–

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

The Company’s wholly-owned subsidiary, Advangelists LLC is a defendant in a lawsuit filed in Tel Aviv brought by the Plaintiff Fyber Monetization, a private Israeli company, in the business of digital advertising. In its statement of claim, Fyber alleges June through November 3 of 2019 unpaid invoices totaling $584,945 US Dollars. Advangelists has disputed any monies being owed and it intends to vigorously defend this lawsuit.

FunCorp Limited has filed a lawsuit in Superior Court, State of Washington, County of King alleging Advangelists owes for services rendered unpaid invoices totaling $42,464. Advangelists has disputed any monies being owed and it intends to vigorously defend this lawsuit.

NOTE 10: COMMITMENTS:

•	$5,250,000 of the principal balance remaining due under the Second Amended AVNG Note is payable by the delivery of (i) 65,625 shares of the Company’s newly designated Class E Preferred Stock, which is convertible into 164,063 post-split shares the Company’s common stock, and (ii) common stock purchase warrants to purchase 82,032 shares of the Company’s common stock, at an exercise price of $48.00 post-split per share (the “AVNG Warrant”). In February of 2020 one Class E Preferred Stock shareholder converted 3,937 shares were exchanged for 9,348, post-split shares of the Company’s Common Stock.

•	$1,530,000 of the principal balance, inclusive of all accrued and unpaid interest, remaining due under the Second Amended AVNG Note in three equal consecutive monthly installments of $510,000, commencing on September 15, 2019 and on the 15th day of each month thereafter until paid in full.

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

NOTE 12: SUBSEQUENT EVENTS

On April 8, 2021, the Company sold 16,667 shares of its restricted common stock at $6.00 per share to one investor.

On April 14, 2021, the Company received a short-term $100,000 loan from one investor. The Company issued a $100,000 note and 2,500 restricted shares of common stock as a loan origination fee.

On April 21, 2021, the $100,000 loan from April 14, 2021 was retired out of the proceeds and sale by the Company of 41,667 shares of its common stock at $6.00 per share.

On April 30, 2021, the Company issued a two-month loan to an investor in exchange for $100,000. The principal of this note together with an origination fee and accrued interest thereon totaling $105,000 and 10,000 shares of restricted common stock is due on June 30, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2020 which includes our audited financial statements for the year ended December 31, 2020 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

 Results of Operations

Quarter Ended March 31, 2021 versus Quarter Ended March 31, 2020

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	March 31, 2021	March 31, 2020
Revenue	$521,873	$945,099
Cost of Revenues	(937,280)	(788,911)
Gross Income (Loss)	(415,407)	156,188
Selling, General and Administrative Expenses	1,626,394,	2,381,928
Loss from operations	(2,041,801)	(2,225,740)

We generated revenues of $521,873 in the first quarter of 2021 as compared to $945,099 in the same period for 2020, a change in revenues of $423,226. The nationwide economic shutdown due to COVID-19 during the first quarter severely reduced current operations.

Cost of revenues was $937,280 or 179.6% of revenues in the first quarter of 2021 as compared to 788,911 or 83.5% of revenues in the same fiscal period of fiscal 2020. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income (Loss) was $(415,407) or 79.6% of revenues for the first quarter of 2021 as compared to $156,188 in the same fiscal period of 2020 or 79.6% of revenues. When the country comes out of COVID-19 and the economy begins to turn around we anticipate income to increase.

Selling, general, and administrative expenses were $1,626,394 for the first quarter of fiscal 2021 compared to $2,381,928 in the comparable period of the prior year, a decrease of approximately $755,534. Decreased operating costs include salaries of $340,783 and the corresponding payroll taxes, and professional fees of $340,401.

The net loss from operations for the first quarter of fiscal 2021 was $2,041,801 as compared to $2,225,740 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $211,967 at March 31, 2021. Cash used in operating activities for the three months ended March 31, 2021 was $1,079,181. This resulted primarily from a net loss of $2,229,776, offset by a decrease in accounts payable of $275,686, a decrease in accounts receivable of $768,530, increase in accrued expenses and other current liabilities of $99,552, common stock issued for services of $81,825 and amortization and depreciation expenses of $$452,035. Net cash was provided by financing activities of $548,990 from the proceeds of the issuance of common stock. Net cash used in Investing activities of $140,016 from the proceeds of notes of $400,000 and the repayment of the principal amount of the notes of $259,984, for the quarter ended March 31, 2021

The Company had cash and cash equivalents of $423,928 at March 31, 2020. Cash used in operating activities for the three months ended March 31, 2020 was $836,696. This resulted primarily from a net loss of $2,435,793, offset by warrant expense of $403,268, common stock issued for services of $384,000, allowance for uncollectible receivables of $306,000 and amortization and depreciation expenses of $151,598, a decrease in accounts receivable of $1,110,542, an increase in prepaid expenses and other assets of $14,000, a decrease of accounts payable and accrued expenses of $742,311. Net cash used in financing activities of $301,787 from the proceeds of notes of $250,000, preferred stock converted to common of $314,960 and cash paid on bank notes of $263,173 for the quarter ended March 31, 2020.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2020 through March 31, 2020 and January 1, 2021 through March 31, 2021, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2020	Common Stock	5,800,000 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – March 2020	Common Stock	767,375 shares	Note conversion	Section 3(a)(9)	Not applicable

Jan. – March 2020	Common Stock	7,377,600 shares	$403,268 Warrant conversions	Rule 506, Section 4(2)	Each warrant exercise price from $0.04 to $0.07, expiration dates 1-23-2025 and 2-4-2025

Jan. – March 2020	Common Stock	3,937,000 shares	Series E Preferred Stock conversion	Section 3(a)(9)	1,968,500 warrant exercise price $0.12 expiration date 1-8-2025

Jan. – March 2021	Common Stock	10,000 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – March 2021	Common Stock	91,502 shares	$548,990 received, sale of Company stock	Rule 506 Section 4(2)	Not applicable

In the three months ended March 31, 2021 and 2020, there were no repurchases by the Company of its Common Stock.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: May 10, 2021	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: May 10, 2021	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

