Form 10-Q
period 2021-06-30
Mobiquity Technologies, Inc.
filed 2021-08-04
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d0 OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-51160

MOBIQUITY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

new york	11-3427886
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

35 Torrington Lane, SHOREHAM, NY	11786
(Address of principal executive offices	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, as of August 3, 2021, was 3,179,342.

Explanatory Note

On September 9, 2020, the Company effected a one-for-400 reverse stock split. All share and per share amounts set forth herein give retroactive effect to such stock split unless the context indicates otherwise.

1

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020

Assets
Current Assets
Cash	$173,571	$602,182
Accounts receivable, net	857,979	1,698,719
Prepaid expenses and other current assets	38,896	46,396
Total Current Assets	1,070,446	2,347,297

Property and equipment (net of accumulated depreciation of $16,338 and $12,635, respectively)	17,725	21,428
Goodwill	1,352,865	1,352,865
Intangible assets (net of accumulated amortization of $4,256,289 and $3,355,922, respectively)	4,747,387	5,647,754

Other assets
Security deposits	–	9,000
Investment in corporate stock	92	91

Total Assets	$7,188,515	$9,378,435

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,528,888	$2,055,175
Accrued expenses	1,268,443	1,085,292
Notes payable	1,196,625	901,283
Total Current Liabilities	3,993,956	4,041,750

Long term portion convertible notes, net	2,600,000	2,450,000

Total Liabilities	6,593,956	6,491,750

Stockholders' Deficit
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 56,413 and 56,413 shares issued and outstanding at June 30, 2021 and December 31, 2020	868,869	868,869
Preferred stock Series C; $.0001 par value; 1,500 shares authorized 1,500 and 1,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	15,000	15,000
Preferred stock Series E; 70,000 authorized; $80 par value 61,688 and 61,688 shares issued and outstanding at June 30, 2021 and December 31, 2020	4,935,040	4,935,040
Common stock: 100,000,000 authorized; $0.0001 par value 3,100,782 and 2,803,685 shares issued and outstanding at June 30, 2021 and December 31, 2020	312	282
Treasury stock $36 par value 37,500 and 37,500 shares outstanding at June 30, 2021 and December 31, 2020	(1,350,000)	(1,350,000)
Additional paid in capital	187,117,663	184,586,420
Accumulated deficit	(190,992,325)	(186,168,926)
Total Stockholders' Equity	594,559	2,886,685
Total Liabilities and Stockholders' Equity	$7,188,515	$9,378,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$702,434	$657,269	$1,224,307	$1,602,368

Cost of Revenues	811,519	871,000	1,748,799	1,659,911

Gross Profit	(109,085)	(213,731)	(524,492)	(57,543)

Operating Expenses
Selling, general and administrative	917,561	1,664,611	1,929,051	3,149,691
Salaries	573,975	611,804	1,130,040	1,508,652
Stock based compensation	555,892	1,276,870	572,731	1,276,870
Total Operating Expenses	2,047,428	3,553,285	3,631,822	5,935,213

Loss from operations	(2,156,513)	(3,767,016)	(4,156,314)	(5,992,756)

Other Income (Expenses)
Interest Expense	(215,162)	(158,803)	(403,177)	(331,428)
Original issue discount	(110,000)	–	(110,000)	–
Warrant expense	–	(598,894)	–	(598,894)
Loss on sale of company stock	(419,750)	(58,775)	(419,750)	(93,165)
Total Other Income (Expense)	(744,912)	(816,472)	(932,927)	(1,023,487)

Loss from continuing operations	(2,901,425)	(4,583,488)	(5,089,241)	(7,016,243)

Other Comprehensive Income (loss)
Loan Forgiveness - SBA	265,842	–	265,842	–
Unrealized holding gain (loss) arising during period	(40)	28	–	(3,010)
Total other Comprehensive Income (loss)	265,802	28	265,842	(3,010)

	$(2,635,623)	$(4,583,460)	$(4,823,399)	$(7,019,253)

Net Comprehensive Loss Per Common Share:
For continued operations, basic and diluted	(0.88)	(1.92)	(1.65)	(2.96)

Weighted Average Common Shares Outstanding, basic and diluted	2,984,332	2,389,160	2,922,280	2,374,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at January 1, 2021	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,803,685	$282
Common stock issued for services	–	–	–	–	–	–	10,000	–
Common stock issued for cash	–	–	–	–	–	–	91,502	10
Stock based compensation	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2021	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,905,187	$292
Common stock issued for services	–	–	–	–	–	–	5,000	–
Common stock issued for cash	–	–	–	–	–	–	58,334	6
Stock based compensation	–	–	–	–	–	–	–	–
Notes converted to common stock	–	–	–	–	–	–	92,761	9
Original issue discount shares	–	–	–	–	–	–	39,500	5
Net Loss	–	–	–	–	–	–	–	–
Balance, at June 30, 2021	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	3,100,782	$312

	Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at January 1, 2020	46,413	$714,869	65,625	$5,250,000	1,500	$15,000	2,335,792	$234
Common stock issued for services	–	–	–	–	–	–	14,500	2
Common stock issued for note conversion	–	–	–	–	–	–	1,919	–
Preferred stock series E	–	–	(3,937)	(314,960)	–	–	9,843	2
Warrant conversions	–	–	–	–	–	–	18,443	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2020	46,413	$714,869	61,688	$4,935,040	1,500	$15,000	2,380,497	$238
Common stock issued for services	–	–	–	–	–	–	(750)	–
Preferred stock series E	10,000	154,000	–	–	–	–	–	–
Warrant conversions	–	–	–	–	–	–	41,582	4
Stock based compensation	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at June 30, 2020	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,421,329	$242

Mobiquity Technology, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (Continued)

	Additional				Total
	Paid-in	Treasury Shares		Accumulated	Stockholders'
	Capital	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2021	$184,586,420	37,500	$(1,350,000)	$(186,168,926)	$2,886,685
Common stock issued for services	81,825	–	–	–	81,825
Common stock issued for cash	548,980	–	–	–	548,990
Stock based compensation	16,839	–	–	–	16,839
Net Loss	–	–	–	(2,229,776)	(2,229,776)
Balance, at March 31, 2021	$185,234,064	37,500	$(1,350,000)	$(188,398,702)	$1,304,563
Common stock issued for services	37,975	–	–	–	37,975
Common stock issued for cash	349,994	–	–	–	350,000
Stock based compensation	555,892	–	–	–	555,892
Notes converted to common stock	671,593	–	–	–	671,602
Original issue discount shares	268,145	–	–	–	268,150
Net Loss	–	–	–	(2,593,623)	(2,593,623)
Balance, at June 30, 2021	$187,117,663	37,500	$(1,350,000)	$(190,992,325)	$594,559

	Additional				Total
	Paid-in	Treasury Shares		Accumulated	Stockholders'
	Capital	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2020	$177,334,305	37,500	(1,350,000)	$(171,136,522)	$10,921,105
Common stock issued for services	383,420	–	–	–	384,000
Common stock issued for note conversion	30,618	–	–	–	30,695
Preferred stock series E	314,566	–	–	–	–
Warrant conversions	402,528	–	–	–	403,268
Net Loss	–	–	–	(2,435,793)	(2,435,793)
Balance, at March 31, 2020	$178,465,437	37,500	(1,350,000)	$(173,572,315)	$9,303,275
Common stock issued for services	(8,970)	–	–	–	(9,000)
Preferred stock series E	(154,000)	–	–	–	–
Warrant conversions	350,888		–	–	352,655
Stock based compensation	1,276,870	–	–	–	1,276,870
Warrants issued	598,894	–	–	–	598,894
Net Loss	–	–	–	(4,583,460)	(4,583,460)
Balance, at June 30, 2020	$180,529,119	37,500	$(1,350,000)	$(178,155,775)	$6,939,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(4,823,399)	$(7,019,253)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,703	2,827
Amortization- Intangible Assets	900,367	1,300,368
Allowance for uncollectible receivables	–	306,000
Common stock issued for services	119,800	375,000
Warrant expense	–	1,354,817
Stock based compensation	572,731	1,276,870
Changes in operating assets and liabilities
Accounts receivable	840,740	1,930,915
Prepaid expenses and other assets	16,500	(14,000)
Accounts payable	(519,474)	(625,562)
Accrued expenses and other current liabilities	(19,473)	(89,671)
Accrued interest	195,811	85,301
Total Adjustments	2,110,705	5,902,865
Net Cash in Operating activities	(2,712,694)	(1,116,388)

Cash Flows from Investing Activities
Common stock issued for cash, net	898,990	–
Original Issue Discount shares	268,150	–
Note conversion to common stock	671,602	30,695
Net cash used in Investing Activities	1,838,742	30,695

Cash Flows from Financing Activities
Proceeds from the issuance of notes, net	1,310,000	745,388
SBA loan forgiveness	(265,842)	–
Cash paid on bank notes	(598,816)	(462,694)
Net cash used in Financing Activities	445,342	282,694

Net change in Cash and Cash Equivalents	(428,610)	(802,999)
Cash and Cash Equivalents, Beginning of period	602,182	1,240,064
Unrealized holding change on securities	(1)	3,010
Cash and Cash Equivalents, end of period	173,571	440,075

Supplemental Disclosure Information
Cash paid for interest	$207,366	$236,116
Cash paid for taxes	$25	$11,522

Non-cash investing and financing activities:
Common stock issued for conversion of convertible notes	419,750	–
Original issue discounts	110,000	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

Notes to the unaudited condensed consolidated financial statements
June 30, 2021

(Unaudited)

NOTE 1: ORGANIZATION AND GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of June 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $190,992,325 and $186,168,926. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified advertising industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

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

REVERSE STOCK-SPLIT - On September 9, 2020, the Company filed a Certificate of Amendment the Articles of Incorporation with the Secretary of State of the state of New York to implement a 1 for 400 reverse stock- split of its common stock effective September 9, 2020. The reverse stock split did not cause an adjustment to the par value of common stock. As a result of the reverse stock split, the Company adjusted the share amounts under its employee incentive plans, outstanding options and common stock warrant agreements, treasury shares and preferred shares.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Form 10-K for the year ended December 31, 2020. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

Dr. Gene Salkind – Board of Directors

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing& Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc. and its wholly- owned subsidiary, Advangelists, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, the Condensed consolidated statements of operations for the three months and six months ended June 30, 2021 and 2020, the Condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2021 and 2020 and the Condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of June 30, 2021, results of operations for the three months and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed consolidated financial statements.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, consequently, believes that its receivable credit risk exposure is limited. Our current receivables at June 30, 2021 consist of 51% held by six of our largest customers. Our current receivables at December 31, 2020 consist of 58% held by six of our largest customers.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of June 30, 2021 and December 31, 2020, the Company exceeded FDIC limits by $0, and $114,986, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of June 30, 2021 and December 31, 2020 allowance for doubtful accounts were $386,600, and $386,600, respectively.

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

During the six months ended June 30, 2021, four customers accounted for approximately 37% of revenues and for the six months ended June 30, 2020, four customers accounted for 46% our revenues. During the year ended December 31, 2020, five customers accounted for approximately 42% of revenues.

ADVERTISING COSTS - Advertising costs are expensed as incurred. For the six months ended June 30, 2021 and for the year ended December 31, 2020 there were advertising costs of $159 and $1,400 respectively.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 774,732 because they are anti-dilutive, as a result of a net loss for the quarter ended and six months ended June 30, 2021.

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

The following table summarizes the allocation of the purchase price as of the acquisition date:

Purchase Price

$9,500,000 Promissory note	$9,500,000
Cash	500,000
Mobiquity Technologies, Inc. warrants	3,844,444
Gopher Protocol Inc. common stock	6,155,556
Total amount transferred	$20,000,000

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

	Useful Lives	June 30, 2021	December 31, 2020

Customer relationships	5 years	$3,003,676	$3,003,676
ATOS Platform	5 years	6,000,000	6,000,000
		9,003,676	9,003,676
Less accumulated amortization		(4,256,289)	(3,355,922)
Net carrying value		$4,747,387	$5,647,754

Future amortization, for the years ending December 31, is as follows:

2021	$900,369
2022	$1,800,736
2023	$1,800,736
2024	$245,546
Thereafter	$–

NOTE 4: NOTES PAYABLE AND DERIVATIVE LIABILITIES

Summary of Notes payable:

	June 30, 2021	December 31, 2020
Mob-Fox US LLC (b)	$–	$30,000
Dr. Salkind, et al	2,700,000	2,550,000
Small Business Administration (a)	150,000	415,842
Subscription Agreements (d)	505,000	–
Steven Morse Esq (e)	105,000	–
Business Capital Providers (c)	336,625	355,441

Total Debt	3,796,625	3,351,283
Current portion of debt	1,196,625	901,283
Long-term portion of debt	$2,600,000	$2,450,000

(a)	In May of 2020, the Companies applied and received Small Business Administration Cares Act loans due to the COVID-19 Pandemic. Each loan carries a five-year term, carrying a one percent interest rate. The loans turn into grants if the funds are use the for the SBA accepted purposes. The window to use the funds for the SBA specific purposes is a twenty-four-week period. If the funds are used for the allotted expenses the loans turn into grants with each loan being forgiven. The Company also received an Economic Injury Disaster Loan from the SBA which carries a thirty-year term, carrying a three point seven five percent interest rate. During second quarter 2021 the Company applied for and received forgiveness for $265,842.

(b)	In October of 2020, the Company entered into an agreement with a vendor to accept $65,000 in full settlement of our payable due. A down payment of $15,000 at the signing of the agreement and five payments of $10,000 each, the loan was paid in full.

(c)

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

On November 25, 2020, the Company entered into a seventh merchant agreement with Business Capital Providers, Inc. in the amount of $310,000 payable daily at $2,700.00, per payment for the term of 155 business days, loan paid in full.

On February 19, 2021, the Company entered into an eight-merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days.

On April 29, 2021, the Company entered into a ninth-merchant agreement with Business Capital Providers, Inc. in the amount of $300,000 payable daily at $2,700.00, per payment for the term of 150 business days.

(d)

On April 14,2021 through June 30, 2021, the Company entered into eleven subscription convertible note agreements totaling $1,057,000, four of the notes included original issue discounts totaling $37,000. During the quarter four of the notes totaling $452,000 were converted to common stock, one note of $100,000 was paid in full.

(e)	On May 10, 2021, the Company received a $100,000 unsecured promissory note plus an origination fee of $5,000 from Steven Morse Esq, with a expiration date of June 7, 2021, it is currently in default.

On September 13, 2019, Dr. Gene Salkind, who is a director of the Company, and an affiliate of Dr. Salkind (collectively, the “Lenders”) subscribed for convertible promissory notes (the “Notes”) and loaned to the Company an aggregate of $2,300,000 (the “Loans”) on a secured basis payable in three installments in September 13 received net $720.000, balance received October and November 2019.

On June 30, 2021, Dr. Gene Salkind, director of the Company, and an affiliate of Dr. Salkind (collectively, the “Lenders”) subscribed for convertible promissory notes (the “Notes”) and loaned to the Company $150,000 (the “Loan”) on a secured basis.

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

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares issued for services:

During the six months ended June 30, 2020, the Company issued 13,750 shares of common stock, at $12.00 to $40.00 per share for $375,000 in exchange for services rendered. During the six months ended June 30, 2021, the Company issued 15,000 shares of common stock, at $7.50 to $9.73 per share for $119,800 in exchange for services rendered.

Shares issued for interest:

During the six months ended June 30, 2020 and June 30, 2021, the Company did not issue any shares for interest.

In the six months ended June 30, 2020, one holder of our Series E Preferred Stock converted 3,937 shares to 9,843 post-split shares of our common stock and 4,921 warrants at an exercise price of $48.00 per share with an expiration date of January 8, 2025. During the six months ended June 30, 2021 there were no conversion of our Series E Preferred stock.

During the six months ended June 30, 2020, 60,026, post-split, warrants were converted to common stock, at $8.00 to $28.00 per share. No warrants were converted during the six months ended June 30, 2021.

In the six months ended June 30, 2020, one note holder converted $30,695 of their note into 1,919 post-split common shares at a conversion rate of $16 per post-split share and cash payment of $5,000. During the six months ended June 30, 2021 four note holders converted $584,000 of their notes into 92,761 common shares at a conversion at $4.81 to $5.00 per share.

Stock and Loan Transactions for Cash

On April 8, 2021, the Company sold 16,667 shares of its restricted common stock at $6.00 per share to one investor.

On April 14, 2021, the Company received a short-term $100,000 loan from one investor. The Company issued a $100,000 note and 2,500 restricted shares of common stock as a loan origination fee.

On April 16, 2021, the Company sold 41,667 shares of restricted common stock at $6.00 per share to one investor.

On April 21, 2021, the $100,000 loan from April 14, 2021, was retired out of the proceeds and sale by the Company of 41,667 shares of its common stock at $6.00 per share.

On April 30, 2021, the Company issued a two-month loan to an investor in exchange for $100,000. The principal of the note together with an origination fee and accrued interest thereon totaling $105,000 and 10,000 shares of restricted common stock is due on June 30, 2021.

On May 10, 2021, the Company received a short-term $100,000 loan from one investor. The Company issued a $105,000 note which includes a $5,000 loan origination fee.

On May 17, 2021, the Company received a short-term $100,000 loan from one investor. The Company issued a $100,000 note and 6,000 restricted common stock as a loan origination fee.

On May 18, 2021, the Company received a short-term $100,000 loan from one investor. The Company issued a $100,000 note and 5,000 restricted common stock as a loan origination fee.

On May 19, 2021, the Company received a short-term $50,000 loan from one investor. The Company issued a $50,000 note and 3,000 restricted common stock as a loan origination fee.

On May 24, 2021, the Company received a short-term $50,000 loan from one investor. The Company issued a $50,000 note and 3,000 restricted common stock as a loan origination fee.

On June 9, 2021, the Company received short-term $400,000 loans from three investors. The Company issued $420,000 notes including $20,000 loan origination fee and 10,000 restricted common stock as a loan origination fees.

On June 18, 2021, the Company received short-term $120,000 loans from two investors. The Company issued $132,000 notes including $12,000 loan origination fees.

Consulting Agreements

On May 28, 2021, the Company entered into a consulting agreement with Sterling Asset Management to provide business advisory services. The company will provide assistance and recommendations to help build strategic partnerships, to provide the Company with advice regarding revenue opportunities, mergers and acquisitions. The six- month engagement commenced on May 28, 2021. The consultant receives 2,500 restricted common shares each month of the agreement with a retainer of $10,000.

NOTE 7: OPTIONS AND WARRANTS

The Company’s results for the quarters ended June 30, 2021, and June 30, 2020, include employee share-based compensation expense totaling $555,892 and $1,618,686, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the quarters ended June 30, 2021, and 2020:

	Quarters Ended June 30,
	2021	2020
Employee stock-based compensation - option grants	$516,323	$1,196,120
Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - option grants	–	–
Non-Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - warrants	39,569	422,566
	$555,892	$1,618,686

The Company’s results for the six months ended June 30, 2021, and June 30, 2020, include employee share-based compensation expense totaling $572,731 and $1,875,764, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Employee stock-based compensation - option grants	$533,162	$1,276,870
Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - option grants	–	–
Non-Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - warrants for retirement of debt	39,569	598,894
	$572,731	$1,875,764

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the three months and six months ended June 30, 2021, and June 30, 2020, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Expected volatility	–	–	–	439.23%
Expected dividend yield	–	–	–	–
Risk-free interest rate	–	–	–	1.21%
Expected term (in years)	–	–	–	5.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2021	302,846	45.85	4.65	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled & Expired	(1,001)	–	–	–

Outstanding, June 30, 2021	301,845	45.68	4.69	$–

Options exercisable, June 30, 2021	280,869	44.95	4.62	$–

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021, and 2020 was $0 and $0, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2021 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0 closing price of the Company's common stock on June 30, 2021.

As of June 30, 2021, the fair value of unamortized compensation cost related to unvested stock option awards is $1,313,175.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Expected volatility	144.81%	456.09%	144.81%	449.47%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.81%	0.35%	0.81%	0.91%
Expected term (in years)	5.00	5.00	5.00	5.83

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2021	466,636	$52.50	6.31	$–
Granted	6,250	$–	–	$13,750
Exercised	–	$–	–	$–
Expired	–	$–	–	$–
Outstanding, June 30, 2021	472,886	$6.00	5.80	$–
Warrants exercisable, June 30, 2021	472,886	$5.80	5.80	$13,750

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

The following are outstanding commitments as of June 30, 2021:

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

As a result of our declining revenue, during the COVID-19 pandemic, our management team decided it was necessary to reduce overhead. The following steps were taken to lower expenses, while still keeping the business operational and ready to expand when needed; salaries were cut between 10% and 40%, several employees were laid-off or resigned, all travel and advertising were suspended and office space rent was suspended, allowing the entire staff to work remotely.

NOTE 12: SUBSEQUENT EVENTS

On July 7, 2021, a note holder converted their $105,000 secured convertible note to 21,000 common shares.

On July 6, 2021, a note holder converted their $50,000 secured convertible note to 10,000 common shares.

On July 8, 2021, a note holder converted their $50,000 secured convertible note to 10,000 common shares.

On July 9, 2021, a note holder converted their $55,000 secured convertible note to 10,462 common shares.

On July 22, 2021, two note holder converted their $110,000 secured convertible note to 19,678 common shares.

On July 29, 2021, the Company received a short term note of $300,000 payable at $2,531.25 for 160 payments.

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

The Company performed its annual fair value assessment at December 31, 2019, there were no impairment charges during the year. For the year ended December 31, 2020, there was a $4,000,000 impairment.

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

Results of Operations

Quarter Ended June 30, 2021 versus Quarter Ended June 30, 2020

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	June 30, 2021	June 30, 2020
Revenue	$702,434	$657,269
Cost of Revenues	(811,519)	(871,000)
Gross (Loss)	(109,085)	(213,731)
Selling, General and Administrative Expenses	2,047,428	3,553,285
Loss from operations	(2,156,513)	(3,767,016)

We generated revenues of $702,434 in the second quarter of 2021 as compared to $657,269 in the same period for 2020, a change in revenues of $45,165. The nationwide economic shutdown due to COVID-19 during the second quarter severely reduced current operations.

Cost of revenues was $811,519 or 115.5% of revenues in the second quarter of 2021 as compared to 871,000 or 132,5% of revenues in the same fiscal period of fiscal 2020. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross (Loss) was $(109,085) or 15.5% of revenues for the second quarter of 2021 as compared to $213,731 in the same fiscal period of 2020 or 32.5% of revenues. When the country comes out of COVID-19 and the economy begins to turn around we anticipate income to increase.

Selling, general, and administrative expenses were $2,047,428 for the second quarter of fiscal 2021 compared to $3,553,285 in the comparable period of the prior year, a decrease of approximately $1,505,857. Decreased cash expense salaries of $378,612, non-cash operating costs include stock-based compensation of $720,978, and warrant expense of $598,894.

The net loss from operations for the second quarter of fiscal 2021 was $2,156,513 as compared to $3,767,016 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Six months Ended June 30, 2021 versus Six months Ended June 30, 2020

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Six Months Ended
	June 30, 2021	June 30, 2020
Revenue	$1,224,307	$1,602,368
Cost of Revenues	(1,748,799)	(1,659,911)
Gross (Loss)	(524,492)	(57,543)
Selling, General and Administrative Expenses	3,631,822	5,935,213
Loss from operations	(4,156,314)	(5,992,756)

We generated revenues of $1,224,307 in the six months of 2021 as compared to $1,602,368 in the same period for 2020, a change in revenues of $378,061. The nationwide economic shutdown due to COVID-19 during the six months ended severely reduced current operations.

Cost of revenues was $1,748,799 or 142.8% of revenues in the six months of 2021 as compared to 1,659,911 or 103.4% of revenues in the same fiscal period of fiscal 2020. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross (Loss) was $(524,492) or 42.8% of revenues for the six months of 2021 as compared to $57,543 in the same fiscal period of 2020 or 3.6% of revenues. When the country fully comes out of COVID-19 and the economy turns around we anticipate income to increase.

Selling, general, and administrative expenses were $3,631,822 for the six months of fiscal 2021 compared to $5,935,213 in the comparable period of the prior year, a decrease of approximately $2,303,391. Decreased operating costs include professional fees of $306,883, salaries of $378,612, non-cash expenses of stock-based compensation of $704,139, amortization costs of $400,000 and warrant expense of $598,894.

The net loss from operations for the six months of fiscal 2021 was $4,156,314 as compared to $5,992,756 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $173,571 at June 30, 2021. Cash used in operating activities for the six months ended June 30, 2021, was $2,712,694. This resulted primarily from a net loss of $4,823,399 offset by stock-based compensation of $572,731, amortization of $900,367, common stock issued for services of $119,800, accrued interest of $195,811, decrease in accounts receivable of $840,740 and $519,474 decrease in accounts payable, decrease in prepaid expenses of $16,500. Cash used in investing activities results from note converted to common stock of $671,602, common stock issued for cash $898,990 and Original issue discount of $268,150. Cash flow from financing activities of $445,342 resulted from the proceeds from the issuance of notes of $1,310,000, and cash paid on loans $598,816 and the forgiveness of Small Business Administration of $265,842.

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

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2021 and beyond until cash flow from our proximity marketing operations become substantial

Recent Financings

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the filing date of this Form 10-Q, we are not a party to any pending legal proceedings, except as described herein.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A. Nevertheless, reference is made to our Form 10-K for the fiscal year ended December 31, 2020 for a description of our risk factors.

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2020 through June 30, 2020 and January 1, 2021 through June 30, 2021, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – June 2020	Common Stock	13,750 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – June 2020	Common Stock	1,918 shares	Note conversion	Section 3(a)(9)	Not applicable

Jan. – June 2020	Common Stock	60,026 shares	$755,923 Warrant conversions	Rule 506, Section 4(2)	Each warrant exercise price from $8 to $28, expiration dates 1-23-2025 and 2-4-2025

Jan. – June 2020	Common Stock	9,843 shares	Series E Preferred Stock conversion	Section 3(a)(9)	4,921 warrant exercise price $48 expiration date 1-8-2025

Jan. – June 2021	Common Stock	15,000 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – June 2021	Common Stock	149,836 shares	$898,990 received, sale of Company stock	Rule 506 Section 4(2)	Not applicable

Jan. – June 2021	Convertible Promissory Notes	$92,761 in principal notes issued	$671,602 of cash received; no commissions paid	Rule 506; Section 4(2)	Notes convertible in some cases from $4.81 per share to $5.00 per share.

Jan – June 2021	Original issue discount	39,500 shares	Note issuance	Rule 506; Section 4(2)	Not applicable

In the six months ended June 30, 2021 and 2020, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger – Advangelists LLC (25)
2.2	First Amendment to Exhibit 2.1 (25)
3.1	Certificate of Incorporation filed March 26, 1998 (1)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (1)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(1)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (11)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (11)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (11)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (17)
3.8	Amended By-Laws (1)
3.9	2014 Amendment to By-Laws (19)
3.10	Amendment to Certificate of Incorporation filed December 22, 2015 (23)
3.11	Amendment to Certificate of Incorporation dated March 24, 2016 (21)
3.12	Amendment to Certificate of Incorporation (22)
3.13	Amendment to Certificate of Incorporation – September 2018 (26)
3.14	Amendment to Certificate of Incorporation – February 2019 (26)
3.15	Amendment to Certificate of Incorporation – December 17, 2018 (26)
3.16	Amendment to Certificate of Incorporation – December 4, 2018 (26)
3.17	Restated Certificate of Incorporation (27)
3.18	Amendment to Certificate of Incorporation dated September 13, 2019 (32)
3.19	Amendment to Restated Certificate of Incorporation*
4.1	Registration Rights Agreement (18)
10.1	Employment Agreement - Michael Trepeta (2)
10.2	Employment Agreement - Dean Julia (2)
10.3	Amendments to Employment Agreement - Michael Trepeta (5) (7)
10.4	Amendments to Employment Agreement - Dean L. Julia (5) (7)
10.5	Amendment to Exhibits 10.3 and 10.4 dated April 7, 2010 (10)
10.6	Amendment to Employment Agreement – Dean L. Julia (11)

Exhibit
Number	Exhibit Title
10.7	Amendment to Employment Agreement – Michael D. Trepeta (11)
10.8	Amendment to Dean L. Julia’s Employment Agreement (16)
10.9	Amendment to Michael D. Trepeta’s Employment Agreement (16)
10.10	Employment Agreement – Sean Trepeta (19)
10.11	Employment Agreement – Paul Bauersfeld (19)
10.12	Employment Agreement – Thomas Arnost (20)
10.13	Separation Agreement with Michael D. Trepeta (24)
10.14	Form of Consulting Agreement and Form of Warrant to purchase common stock – (25)
10.15	Employment Agreement dated April 2, 2019 – Dean L. Julia (30)
10.16	Employment Agreement dated April 2, 2019 – Sean Trepeta (30)
10.17	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (30)
10.18	Employment Agreement dated December 7, 2018 – Deepanker Katyal (30)
10.19	Membership Interest Purchase Agreement dated as of April 30, 2019 (28)
10.20	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)
10.21	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (29)
10.22	Assignment and Assumption Agreement effective as of May 8. 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (29)
10.23	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (31)
10.24	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advaneglists, LLC and Deepankar Katyal (31)
10.25	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal (31)
10.26	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advaneglists, LLC and Lokesh Mehta (31)
10.27	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Lokseh Mehta (31)
10.28	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (32)
10.29	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (32)
10.30	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (32)
10.31	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (32)
10.32	Form of Lender Warrant (32)
10.33	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (31)
10.34	Form of Common Stock Purchase Warrant (31)
11.1	Statement re: Computation of per share earnings. See Statement of Operations and Notes to Financial Statements
14.1	Code of Ethics/Code of Conduct (Incorporated by reference to Form 10-K for the year ended December 31, 2014)
21.1	Subsidiaries of the Issuer (26)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

Exhibit
Number	Exhibit Title
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (2)
99.2	Amendment to 2005 Plan (4)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (3)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_____________________

* Filed herewith.

(1)	Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.
(3)	Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.
(4)	Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.
(5)	Incorporated by reference to the Registrant's Form 10-KSB for its fiscal year ended December 31, 2005.
(6)	Left blank intentionally.
(7)	Incorporated by reference to the Registrant's Form 8-K dated September 21, 2007.
(8)	Left blank intentionally.
(9)	Left blank intentionally.
(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.
(11)	Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.
(12)	Left blank intentionally.
(13)	Left blank intentionally.
(14)	Left blank intentionally.
(15)	Left blank intentionally.
(16)	Incorporated by reference to Form 8-K filed June 6, 2013.
(17)	Left blank intentionally.
(18)	Left blank intentionally.
(19)	Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.
(20) (21)	Incorporated by reference to Form 8-K dated December 19, 2014. Incorporated by reference to Form 8-K dated March 24, 2016.
(22)	Incorporated by reference to Form 8-K dated March 1, 2017.
(23)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.
(24)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2016.
(25) (26)	Incorporated by reference to Form 8-K dated December 11, 2018. Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.
(27)	Incorporated by reference to Form 8-K dated July 15, 2019.
(28)	Incorporated by reference to Form 8-K dated April 30, 2019.
(29)	Incorporated by reference to Form 8-K dated May 10, 2019.
(30)	Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.
(31)	Incorporated by reference to Form 8-K dated September 13, 2019.
(32)	Incorporated by reference to Form 8-K/A dated September 13, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: August 4, 2021	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: August 4, 2021	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

