Form 10-Q
period 2021-09-30
Mobiquity Technologies, Inc.
filed 2021-11-10
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock, as of November 8, 2021, was 3,685,689.

Explanatory Note

On September 9, 2020, the Company effected a one-for-400 reverse stock split. All share and per share amounts set forth herein give retroactive effect to such stock split unless the context indicates otherwise.

1

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
Assets
Current Assets
Cash	$735,505	$602,182
Accounts receivable, net	685,496	1,698,719
Prepaid expenses and other current assets	11,700	46,396
Total Current Assets	1,432,701	2,347,297

Property and equipment (net of accumulated depreciation of $18,190 and $12,635, respectively)	15,873	21,428
Goodwill	1,352,865	1,352,865
Intangible assets (net of accumulated amortization of $4,706,473 and $3,355,922, respectively)	4,297,203	5,647,754

Other assets
Security deposits	–	9,000
Investment in corporate stock	–	91

Total Assets	$7,098,642	$9,378,435

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,573,862	$2,055,175
Accrued expenses	1,364,992	1,085,292
Notes payable	2,411,523	901,283
Total Current Liabilities	5,350,377	4,041,750

Long term portion convertible notes, net	2,700,000	2,450,000

Total Liabilities	8,050,377	6,491,750

Stockholders' Deficit
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 56,413 and 56,413 shares issued and outstanding at September 30, 2021 and December 31, 2020	868,869	868,869
Preferred stock Series C; $.0001 par value; 1,500 shares authorized 0 and 1,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	–	15,000
Preferred stock Series E; 70,000 authorized; $80 stated value 61,688 and 61,688 shares issued and outstanding at September 30, 2021 and December 31, 2020	4,935,040	4,935,040
Common stock: 100,000,000 authorized; $0.0001 par value 3,670,086 and 2,803,685 shares issued and outstanding at September 30, 2021 and December 31, 2020	372	282
Treasury stock at $36 per share 37,500 and 37,500 shares outstanding at September 30, 2021 and December 31, 2020	(1,350,000)	(1,350,000)
Additional paid in capital	189,498,056	184,586,420
Accumulated deficit	(194,904,072)	(186,168,926)
Total Stockholders' Equity	(951,735)	2,886,685
Total Liabilities and Stockholders' Equity	$7,098,642	$9,378,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$572,745	$1,429,696	$1,797,052	$3,032,064

Cost of Revenues	690,702	952,779	2,439,501	2,612,690

Gross Profit	(117,957)	476,917	(642,449)	419,374

Operating Expenses
Selling, general and administrative	1,229,047	1,527,229	3,158,098	4,676,920
Salaries	1,130,040	496,564	1,731,912	2,005,216
Stock based compensation	717,168	54,589	1,289,899	1,331,459
Total Operating Expenses	3,076,255	2,078,382	6,179,909	8,013,595

Loss from operations	(3,194,212)	(1,601,465)	(6,822,358)	(7,594,221)

Other Income (Expenses)
Interest Income	18	–	18	–
Interest Expense	(203,436)	(201,047)	(606,613)	(532,475)
Original issue discount	(605,880)	–	(715,880)	–
Warrant expense	–	662,758	–	63,864
Loss on sale of company stock	(436,405)	(2,821,393)	(856,155)	(2,914,558)
Total Other Income (Expense)	(1,245,703)	(2,359,682)	(2,178,630)	(3,383,169)

Loss from continuing operations	$(4,439,915)	$(3,961,147)	$(9,000,988)	$(10,977,390)

Other Comprehensive Income (loss)
Loan Forgiveness - SBA	–	–	265,842	–
Unrealized holding gain (loss) arising during period	$–	(23)	–	(3,033)
Total other Comprehensive Income (loss)	$–	$(23)	$265,842	$(3,033)

Net Comprehensive Loss	$(4,439,915)	$(3,961,170)	$(8,735,146)	$(10,980,423)

Net Comprehensive Loss Per Common Share:
For continued operations, basic and diluted	(1.39)	(1.43)	(2.89)	(3.99)

Weighted Average Common Shares Outstanding, basic and diluted	3,201,073	2,761,183	3,027,406	2,753,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at January 1, 2021	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,803,685	$282
Common stock issued for services	–	–	–	–	–	–	10,000	–
Common stock issued for cash	–	–	–	–	–	–	91,502	10
Stock based compensation	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2021	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,905,187	$292
Common stock issued for services	–	–	–	–	–	–	5,000	–
Common stock issued for cash	–	–	–	–	–	–	58,334	6
Stock based compensation	–	–	–	–	–	–	–	–
Notes converted to common stock	–	–	–	–	–	–	92,761	9
Original issue discount shares	–	–	–	–	–	–	39,500	5
Net Loss	–	–	–	–	–	–	–	–
Balance, at June 30, 2021	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	3,100,782	$312
Common stock issued for services	–	–	–	–	–	–	7,500	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Note conversions	–	–	–	–	–	–	130,904	13
Original issue discount shares	–	–	–	–	–	–	55,900	9
Conversion Series C preferred stock	–	–	–	–	(1,500)	$(15,000)	375,000	38
Stock based compensation	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at September 30, 2021	56,413	$868,869	61,688	$4,935,040	–	$–	3,670,086	$372

	Mezzanine		Series E Preferred Stock		Series C Preferred Stock
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at January 1, 2020	46,413	$714,869	65,625	$5,250,000	1,500	$15,000	2,335,792	$234
Common stock issued for services	–	–	–	–	–	–	14,500	2
Common stock issued for note conversion	–	–	–	–	–	–	1,919	–
Preferred stock series E	–	–	(3,937)	(314,960)	–	–	9,843	1
Warrant conversions	–	–	–	–	–	–	18,443	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2020	46,413	$714,869	61,688	$4,935,040	1,500	$15,000	2,380,497	$237
Common stock issued for services	–	–	–	–	–	–	(750)	–
Preferred stock series E	10,000	154,000	–	–	–	–	–	–
Warrant conversions	–	–	–	–	–	–	44,082	3
Stock based compensation	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at June 30, 2020	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,423,829	$240
Common stock issued for services	–	–	–	–	–	–	11,875	1
Common stock purchased	–	–	–	–	–	–	310,784	36
Warrant conversions	–	–	–	–	–	–	14,695	1
Stock based compensation	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at September 30, 2020	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,761,183	$278

Mobiquity Technology, Inc.

Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (Continued)

	Additional				Total
	Paid-in	Treasury Shares		Accumulated	Stockholders'
	Capital	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2021	$184,586,420	37,500	$(1,350,000)	$(186,168,926)	$2,886,685
Common stock issued for services	81,825	–	–	–	81,825
Common stock issued for cash	548,980	–	–	–	548,990
Stock based compensation	16,839	–	–	–	16,839
Net Loss	–	–	–	(2,229,776)	(2,229,776)
Balance, at March 31, 2021	$185,234,064	37,500	$(1,350,000)	$(188,398,702)	$1,304,563
Common stock issued for services	37,975	–	–	–	37,975
Common stock issued for cash	349,994	–	–	–	350,000
Stock based compensation	555,892	–	–	–	555,892
Notes converted to common stock	671,593	–	–	–	671,602
Original issue discount shares	268,145	–	–	–	268,150
Net Loss	–	–	–	(2,593,623)	(2,593,623)
Balance, at June 30, 2021	$187,117,663	37,500	$(1,350,000)	$(190,992,325)	$594,559
Common stock issued for services	53,500	–	–	–	53,500
Common stock issued for cash	–	–	–	–	–
Note conversions	1,138,891	–	–	–	1,138,904
Original issue discount shares	455,872	–	–	–	455,881
Conversion Series C preferred stock	14,962	–	–	–	–
Stock based compensation	717,168	–	–	–	717,168
Net Loss	–	–	–	(3,911,747)	(3,911,747)
Balance, at September 30, 2021	$189,498,056	37,500	$(1,350,000)	$(194,904,072)	$(951,735)

	Additional				Total
	Paid-in	Treasury Shares		Accumulated	Stockholders'
	Capital	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2020	$177,427,524	37,500	(1,350,000)	$(171,136,522)	$10,921,105
Common stock issued for services	384,000	–	–	–	384,002
Common stock issued for note conversion	30,694	–	–	–	30,694
Preferred stock series E	314,959	–	–	–	–
Warrant conversions	403,267	–	–	–	403,267
Net Loss	–	–	–	(2,435,793)	(2,435,793)
Balance, at March 31, 2020	$178,560,444	37,500	(1,350,000)	$(173,572,315)	$9,303,275
Common stock issued for services	(9,000)	–	–	–	(9,000)
Preferred stock series E	(154,000)	–	–	–	–
Warrant conversions	352,652		–	–	352,655
Stock based compensation	1,276,870	–	–	–	1,276,870
Warrants issued	598,894	–	–	–	598,894
Net Loss	–	–	–	(4,583,460)	(4,583,460)
Balance, at June 30, 2020	$180,625,860	37,500	$(1,350,000)	$(178,155,775)	$6,939,234
Common stock issued for services	94,998	–	–	–	94,999
Common stock purchased	3,338,049	–	–	–	3,338,085
Warrant conversions	117,550	–	–	–	117,551
Stock based compensation	54,589	–	–	–	54,589
Net Loss	–	–	–	(3,961,170)	(3,961,170)
Balance, at September 30, 2020	$184,231,046	37,500	$(1,350,000)	$(182,116,945)	$6,583,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(8,735,146)	$(10,980,423)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,555	4,421
Amortization- Intangible Assets	1,350,551	1,950,552
Allowance for uncollectible receivables	–	306,000
Common stock issued for services	173,300	470,000
Warrant expense	–	1,472,368
Stock based compensation	1,289,899	1,331,459
Changes in operating assets and liabilities
Accounts receivable	1,013,223	1,512,216
Prepaid expenses and other assets	43,696	(14,000)
Accounts payable	(474,650)	(629,419)
Accrued expenses and other current liabilities	(28,882)	(95,310)
Accrued interest	301,919	181,513
Total Adjustments	3,674,611	6,489,800
Net Cash in Operating activities	(5,060,535)	(4,490,623)

Cash Flows from Investing Activities
Common stock issued for cash, net	898,990	3,338,084
Purchase of property and equipment	–	(6,599)
Original Issue Discount shares	724,031	–
Note conversion to common stock	1,810,506	30,695
Net cash used in Investing Activities	3,433,527	3,362,180

Cash Flows from Financing Activities
Proceeds from the issuance of notes, net	2,643,000	915,842
SBA loan forgiveness	(265,842)	–
Cash paid on bank notes	(616,918)	(490,739)
Net cash used in Financing Activities	1,760,240	425,103

Net change in Cash and Cash Equivalents	133,232	(703,340)
Cash and Cash Equivalents, Beginning of period	602,182	1,240,064
Unrealized holding change on securities	91	3,033
Cash and Cash Equivalents, end of period	$735,505	$539,757

Supplemental Disclosure Information
Cash paid for interest	$303,643	$340,951
Cash paid for taxes	$2,005	$14,869

Non-cash investing and financing activities:
Common stock issued for conversion of convertible notes	856,155	–
Original issue discounts	715,880	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

Notes to the unaudited condensed consolidated financial statements
September 30, 2021

(Unaudited)

NOTE 1: ORGANIZATION AND GOING CONCERN

We operate our business through two wholly owned subsidiaries, Advangelists, LLC and Mobiquity Networks, Inc. Our corporate structure is as follows:

Subsidiaries

Advangelists, LLC

Advangelists LLC operates our ATOS platform business.

We originally acquired a 48% membership interest and Glen Eagles Acquisition LP acquired a 52% membership interest in Advangelists in a merger transaction in December 2018 for consideration valued at $20 Million. At the time Glen Eagles was a shareholder of the Company, owning 412,500 shares of our common stock. The Company became, and remains, the sole manager of Advangelists following the merger with sole management power. In consideration for the merger:

•	Mobiquity issued warrants for 269,384 shares of common stock at an exercise price of $56 per share to the pre-merger Advangelists’ members, and, in February 2019, upon the attainment of the vesting threshold of Advangelists’ combined revenues for the months of December 2018 and January 2019 being at least $250,000, the Company transferred 9,209,722 shares of Gopher Protocol, Inc. common stock to the pre-merger Advangelists members. The Mobiquity warrants were valued at a total of $3,844,444, and the Gopher shares of common stock were valued at a total of $6,155,556.

•	Glen Eagles paid the pre-merger Advangelists members $10 million. $500,000 was paid at closing in cash (which the Company advanced on behalf of Glen Eagles without any agreement regarding repayment of the advance), and $9,500,000 was paid by Glen Eagles’ promissory note to Deepankar Katyal, as representative of pre-merger Advangelists members, payable in 19 monthly installments of $500,000 each.

The Company acquired 3% of the Advangelists’ membership interests from Glen Eagles in April 2019 in satisfaction of the Company’s $500,000 closing payment advance to Glen Eagles, resulting in Mobiquity owning 51% and Glen Eagles owning 49% of Advangelists.

In May 2019 the Company acquired the remaining 49% of Advangelists’ membership interests from Glen Eagles, becoming the 100% owner of Advangelists, in a transaction involving the Company, Glen Eagles, and Gopher Protocol, Inc. In that transaction, Gopher acquired the 49% Advangelists membership interest from Glen Eagles and assumed Glen Eagles’ promissory note to Deepankar Katyal, as representative of the pre-merger Advangelists owners, which had a remaining balance of $7,512,500, in satisfaction of indebtedness owed by Glen Eagles to Gopher. Concurrently with that transaction, the Company acquired the 49% of Advangelists membership interest from Gopher and assumed the promissory note in consideration. Additionally, warrants for 300,000 shares of Company common stock which are issuable upon the conversion of Mobiquity Class AAA preferred stock owned by Gopher were amended to provide for a cashless exercise. In September 2019, the assumed note, which then had a principal balance of $6,780,000, was amended and restated to provide that:

•	$5,250,000 of the principal was payable in 65,625 shares of the Company’s Class E Preferred Stock, which is convertible into 164,062.50 shares the Company’s common stock, plus warrants to purchase 82,031.25 Company shares of common stock, at an exercise price of $48 per share: and

•	$1,530,000 of the principal balance, plus all accrued and unpaid interest under the promissory note was payable in three monthly installments of $510,000 each.

The promissory note was paid in full in November 2019.

Mobiquity Networks, Inc.

We have established Mobiquity Networks, Inc and have operated it since January 2011. Mobiquity Networks started and developed as a mobile advertising technology company focused on driving foot-traffic throughout its indoor network and has evolved and grown into a next generation data intelligence company. Mobiquity Networks operates our data intelligence platform business.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $194,904,072 and $186,168,926. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified advertising industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

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

Reverse Stock Split

In September 2020, the Company filed a Certificate of Amendment the Articles of Incorporation with the Secretary of State of the state of New York to implement a 1 for 400 reverse stock- split of its common stock effective September 9, 2020. The reverse stock split did not cause an adjustment to the par value of common stock. As a result of the reverse stock split, the Company adjusted the share amounts under its employee incentive plans, outstanding options and common stock warrant agreements, treasury shares and preferred shares.

Impacts of COVID-19 to Business and the general economy

The Company’s financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic. Since March 2020, COVID -19 has caused a material and substantial adverse impact on our general economy and our business operations. It has caused there to be a substantial decrease in our sales, cancellations of purchase orders and has resulted in accounts receivables not being timely paid as anticipated. Further, it has caused us to have concerns about our ability to meet our obligations as they become due and payable. In this respect, our business is directly dependent upon and correlates closely to the marketing levels and ongoing business activities of our existing clients. If material adverse developments in domestic and global economic and market conditions adversely affect our clients’ businesses, such as COVID-19, our business and results of operations could (and in the case of COVID-19) equally suffer. Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. COVID-19 future widespread economic slowdowns in any of these markets, particularly in the United States, may negatively affect the businesses, purchasing decisions and spending of our clients and prospective clients, and payment of accounts receivable due us, which could result in reductions in our existing business as well as our new business development and difficulties in meeting our cash obligations as they become due. In the event of continued widespread economic downturn caused by COVID-19, we will likely continue to experience a reduction in projects, longer sales and collection cycles, deferral or delay of purchase commitments for our data products, processing functionality, software systems and services, and increased price competition, all of which could substantially adversely affect revenue and our ability to remain a going concern. In the event we remain a going concern, the impacts of the global emergence of Coronavirus disease (COVID-19) on our business, sources of revenues and then general economy, are currently not fully known. We are conducting business as usual with some modifications to employee work locations, and cancellation of certain marketing events, among other modifications. We lost a purchase order more than one million dollars with major US sports organization. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, although we do anticipate it to continue to negatively impact our financial results during fiscal years 2021 and 2022.

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

NATURE OF OPERATIONS – Mobiquity Technologies, Inc., a New York corporation (the “Company”), is the parent company of its operating subsidiaries; Mobiquity Networks, Inc. (“Mobiquity Networks”) and Advangelists, LLC (Advangelists). Mobiquity Networks has evolved and grown from a mobile advertising technology company focused on driving Foot-traffic throughout its indoor network, into a next generation location data intelligence company. Mobiquity Networks provides precise unique, at-scale location data and insights on consumer’s real-world behavior and trends for use in marketing and research. Mobiquity Networks provides one of the most accurate and scaled solution for mobile data collection and analysis, utilizing multiple geo-location technologies. Mobiquity Networks is seeking to implement several new revenue streams from its data collection and analysis, including, but not limited to, Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research. Advangelists is a developer of advertising and marketing technology focused on the creation, automation, and maintenance of an advertising technology operating system (or ATOS). Advangelists’ ATOS platform blends artificial intelligence (or AI) and machine learning (ML) based optimization technology for automatic ad serving that manages and runs digital advertising campaigns.

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

Dean Julia - Principal Executive Officer President and Director

Sean McDonnell - Chief Financial Officer

Sean Trepeta - Board Member

Dr. Gene Salkind – Chairman of the Board of Directors

PRINCIPLES OF CONSOLIDATION – The accompanying condensed consolidated financial statements include the accounts of Mobiquity Technologies, Inc., formerly known as Ace Marketing& Promotions, Inc., and its wholly owned subsidiary, Mobiquity Networks, Inc. and its wholly- owned subsidiary, Advangelists, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the Condensed consolidated statements of operations for the three months and nine months ended September 30, 2021 and 2020, the Condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2021 and 2020 and the Condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 have been prepared by us without audit, and in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of September 30, 2021, results of operations for the three months and nine months ended September 30, 2021, and 2020 and cash flows for the nine months ended September 30, 2021, and 2020. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the filing of this Form 10-Q with the SEC and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed consolidated financial statements.

ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

CONCENTRATION OF CREDIT RISK – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, consequently, believes that its receivable credit risk exposure is limited. Our current receivables at September 30, 2021 consist of 55% held by six of our largest customers. Our current receivables at December 31, 2020 consist of 58% held by six of our largest customers.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances, which exceed FDIC limits. As of September 30, 2021 and December 31, 2020, the Company exceeded FDIC limits by $472,082, and $114,986, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of September 30, 2021 and December 31, 2020, allowance for doubtful accounts were $386,600, and $386,600, respectively.

PROPERTY AND EQUIPMENT – Property and equipment are stated at cost. Depreciation is expensed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are being amortized using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease. The costs of additions and improvements, which substantially extend the useful life of a particular asset, are capitalized. Repair and maintenance costs are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the account and the gain or loss on disposition is reflected in operating income.

LONG LIVED ASSETS – In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company recognized an impairment loss of $4,000,000 for the period ended December 31, 2020.

Transactions with major customers

During the nine months ended September 30, 2021, four customers accounted for approximately 36% of revenues and for the nine months ended September 30, 2020, four customers accounted for 48% our revenues. During the year ended December 31, 2020, five customers accounted for approximately 42% of revenues.

ADVERTISING COSTS – Advertising costs are expensed as incurred. For the nine months ended September 30, 2021 and for the year ended December 31, 2020, there were advertising costs of $159 and $1,400 respectively.

ACCOUNTING FOR STOCK BASED COMPENSATION – Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options for which vesting requirements will not be completed (“forfeitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 7 “Stock Option Plans” in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

BENEFICIAL CONVERSION FEATURES – Debt instruments that contain a beneficial conversion feature are recorded as deemed interest to the holders of the convertible debt instruments. The beneficial conversion is calculated as the difference between the fair values of the underlying common stock less the proceeds that have been received for the debt instrument limited to the value received.

INCOME TAXES – Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities for which income tax or tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets, if it is more likely than not, that all or some portion of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted the lease standard ACS 842 effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of September 30, 2021, we are not a lessor or lessee under any lease arrangements.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 1,230,669 because they are anti-dilutive, as a result of a net loss for the quarter ended and nine months ended September 30, 2021.

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

On September 13, 2019, Advangelists, LLC, a wholly owned subsidiary of the Company (“AVNG”), entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Deepankar Katyal, who is a related party and the CEO of AVNG, which amends Mr. Katyal’s original employment agreement (the “Original Katyal Agreement”), dated as of December 7, 2018. Pursuant to the Katyal Amendment, among other things, (i) the Company agreed to indemnify Mr. Katyal to the extent provided in the Company’s Certificate of Incorporation (the “Certificate”) and By-laws and to include Mr. Katyal as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Katyal with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Katyal Agreement ceased. In addition, the Katyal Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Katyal, and entitles Mr. Katyal to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s gross revenue (the “Gross Revenue”) for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Katyal Amendment:

•	Commissions equal to 10% of the Net Revenues (as defined in the Katyal Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 37,500 post-split shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vest on the date of the Katyal Amendment, and of which 12,500 vests on the one-year anniversary of the Katyal Amendment.

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

In May of 2020, Deepankar Katyal resigned from the board to spend more time necessary to run the day-to-day operations of Advangelists, LLC focusing on technology and revenue growth.

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

The transactions contemplated by the Merger Agreement were consummated on December 7, 2018, upon the filing of a Certificate of Merger by Advangelists. As a result of the merger, Mobiquity owned 48% and GEAL owned 52% of Advangelists; and Mobiquity is the sole manager of, and controls, Advangelists at that time.

As a result of Mobiquity having 100% control over Advangelists as of December 31, 2018, ASC 810-10-05-3 states “that for LLCs with managing and non-managing members, a managing member is the functional equivalent of a general partner, and a non-managing member is the functional equivalent of a limited partner. In this case, a reporting entity with an interest in an LLC (which is not a VIE) would likely apply the consolidation model for limited partnerships if the managing member has the right to make the significant operating and financial decisions of the LLC.” In this case Mobiquity has the right to make the significant operating and financial decisions of Advangelists resulting in consolidation of Advangelists.

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

On May 10, 2019, the Company entered into a Membership Purchase Agreement effective as of May 8, 2019, with Gopher Protocol, Inc. to acquire the 49% interest of Advangelists, which it contemporaneously purchased from GEAL. As a result of this transaction, the Company owns 100% of Advangelists’ Membership Interests.

The acquisition of the 49% of Advangelists membership interests was accomplished in a transaction involving Mobiquity, Glen Eagles Acquisition LP, and Gopher Protocol, Inc.

Recognized amount of identifiable assets acquired, liabilities assumed, and consideration expensed:

Financial assets:
Cash and cash equivalents	$216,799
Accounts receivable, net	2,679,698
Property and equipment, net	20,335
Intangible assets (a)	10,000,000
Accounts payable and accrued liabilities	(2,871,673)
Purchase price expensed	9,954,841
Total amount identifiable assets and liabilities	$20,000,000

The ATOS platform:

•	creates an automated marketplace of advertisers and publishers on digital media outlets to host online auctions to facilitate the sale of ad time slots (known as digital real estate) targeted at users while engaged on their connected TV, computer or mobile device, and

•	gives advertisers the capability to understand and interact with their audiences and engage them in a meaningful way by the using ads in both image and video formats (known as rich media) to increase their customer base and foot traffic to their physical locations.

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

Our goodwill balance is not amortized to expense, instead it is tested for impairment at least annually. We perform our annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimate the fair value of each reporting unit using a discounted cash flow model; (5) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compare the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value. There were no impairment charges during the year ended December 31, 2019, for the year ended December 31, 2020, there was a $4,000,000 impairment.

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

	Useful Lives	September 30, 2021	December 31, 2020

Customer relationships	5 years	$3,003,676	$3,003,676
ATOS Platform	5 years	6,000,000	6,000,000
		9,003,676	9,003,676
Less accumulated amortization		(4,706,473)	(3,355,922)
Net carrying value		$4,297,203	$5,647,754

Future amortization, for the years ending December 31, is as follows:

2021	$450,185
2022	$1,800,736
2023	$1,800,736
2024	$245,546
Thereafter	$–

NOTE 4: NOTES PAYABLE AND DERIVATIVE LIABILITIES

Summary of Notes payable:

	September 30, 2021	December 31, 2020
Mob-Fox US LLC (b)	$–	$30,000
Dr. Salkind, et al	2,700,000	2,550,000
Small Business Administration (a)	150,000	415,842
Subscription Agreements (d)	768,000	–
Blue Lake Partners LLC Talos Victory Fund LLC (e)	1,125,000	–
Business Capital Providers (c)	368,523	355,441

Total Debt	5,111,523	3,351,283
Current portion of debt	2,411,523	901,283
Long-term portion of debt	$2,700,000	$2,450,000

(a)	In May of 2020, the Companies applied and received Small Business Administration Cares Act loans due to the COVID-19 Pandemic. Each loan carries a five-year term, carrying a one percent interest rate. The loans turn into grants if the funds are use the for the SBA accepted purposes. The window to use the funds for the SBA specific purposes is a twenty-four-week period. If the funds are used for the allotted expenses the loans turn into grants with each loan being forgiven. The Company also received an Economic Injury Disaster Loan from the SBA which carries a thirty-year term, carrying a three-point seven five percent interest rate. During second quarter 2021 the Company applied for and received forgiveness for $265,842.

(b)	In October of 2020, the Company entered into an agreement with a vendor to accept $65,000 in full settlement of our payable due. A down payment of $15,000 at the signing of the agreement and five payments of $10,000 each, the loan was paid in full.

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

On July 28, 2021, the Company entered into a tenth-merchant agreement with Business Capital Providers, Inc. in the amount of $300,000 payable daily at $2,531.25, per payment for the term of 160 business days.

(d)

On April 14, 2021, through September 7, 2021, the Company entered into twenty-nine subscription convertible note agreements totaling $1,943,000, twelve of the notes included original issue discounts totaling $74,500. During the nine months in 2021, sixteen of the notes totaling $1,149,500 were converted to common stock, one note of $100,000 was paid in full.

(e)	On September 20, 2021, the Company entered into two security purchase agreements with maturity date of September 20, 2022, at a 10% interest rate.

On September 13, 2019, Dr. Gene Salkind, who is a director of the Company, and an affiliate of Dr. Salkind subscribed for 15% Senior Secured Convertible Promissory Notes and loaned the Company an aggregate of $2,300,000. These notes were amended and restated on December 31, 2019, by Amended and Restated 15% Senior Secured Convertible Promissory Notes which deferred interest payments from the date of the original notes to December 31, 2020 and added an aggregate interim payment of $250,000 payable on December 31, 2020 that covered the deferred interest payments. These notes were again amended and restated on April 1, 2021, by the Second Amended and Restated 15% Senior Secured Convertible Promissory Notes which reflected an additional principal amount of $150,000 loaned by Dr. Salkind, and also amended the interim payment date to December 31, 2021, and the conversion price from $32 to $4 per share. The notes are secured by the assets of the Company and its subsidiaries. The total amount loaned under the notes, as amended and restated, including the principal amount and the interim payment amount is $2,700,000.

The notes, as amended and restated, bear annual interest at 15% which is payable monthly in cash or, at the Salkind lenders’ option, in shares of the Company’s common stock. The principal amount under the Notes is due on September 30, 2029, and the interim payment is payable on December 31, 2021, unless, in either case, earlier converted into shares of our common stock under the terms of the notes, as described below.

The outstanding principal plus any accrued and unpaid interest, and the interim payment under the notes, are convertible into shares of Company common stock at a conversion price of $4 per share at any time, until the notes are fully converted, on the following terms:

•	The Salkind lenders may convert the notes at any time.

•	The Company may convert the notes at any time that the trailing thirty (30) day volume weighted average price per share (as more particularly described in the Notes) of the Company’s common stock is above $400 per share.

The notes contain customary events of default, which, if uncured, entitle the holders to accelerate payment of the principal and all accrued and unpaid interest under their notes.

In connection with the subscription of the notes, the Company issued to each Salkind lender a warrant to purchase one share of the Company’s common stock for every two shares of common stock issuable upon conversion of the Notes, at an exercise price of $48 per share. The warrant exercise price was amended to 4 per share.

In the second quarter of 2020, we halted required interest payments under the September 2019 and June 30, 2021, Notes to Dr. Salkind and his affiliate due to economic hardships stemming from a downturn in our business and the related decline of our revenue resulting from the COVID 19 pandemic.

On May 16, 2019, the Company assumed a promissory note (the “AVNG Note”) payable to Deepankar Katyal (the “Payee”), as representative of the former owners of AVNG, which at the time of assumption had a remaining principal balance of $7,512,500. Simultaneously with the assumption of the AVNG Note, the AVNG Note was amended and restated (the “First Amended AVNG Note”). Effective as of September 13, 2019, the Company and Payee entered into a Second Amended and Restated Promissory Note (the “Second Amended AVNG Note”), in the principal amount of $6,750,000, pursuant to which the repayment terms under the First Amended AVNG Note were amended and restated as follows:

•	$5,250,000 of the principal balance remaining due under the Second Amended AVNG Note is payable by the delivery of (i) 65,625 shares of the Company’s newly designated Class E Preferred Stock, which is convertible into 164,063 post-split shares the Company’s common stock, and (ii) common stock purchase warrants to purchase 82,031 post-split shares of the Company’s common stock, at an exercise price of $48.00 per share (the “AVNG Warrant”).

•	$1,530,000 of the principal balance, inclusive of all accrued and unpaid interest, remaining due under the Second Amended AVNG Note in three equal consecutive monthly installments of $510,000, commencing on September 15, 2019, and on the 15th day of each month thereafter until paid in full.

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

The Company conducts business, and files federal and state income, franchise or net worth, tax returns in the United States, in various states within the United States. The Company determines its filing obligations in a jurisdiction in accordance with existing statutory and case law. The Company may be subject to a reassessment of federal and provincial income taxes by tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year statutes of limitations for income tax assessment vary from state to state. Tax authorities of the U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years.

NOTE 6: DEBT AND RECEIVABLES PURCHASE FINANCING

Debt and Receivables Purchase Financing

We have the following debt financing in place:

Dr. Gene Salkind, who is our Chairman of the Board and one of our directors, and his affiliate provided us an aggregate of $2,700,000 in convertible debt financing for convertible promissory notes and common stock purchase warrants.

Business Capital Providers, Inc. purchased certain future receivables from the Company at a 26% discount under the following agreements on the following terms:

•	Pursuant to a Merchant Agreement dated July 28, 2021, Business Capital Providers purchased $405,000 of future receivables for a purchase price of $300,000. Under the agreement, the Company agrees to have all receivables collected be deposited into a bank account from which the purchased receivables are remitted to Business Capital Providers daily, at the daily percentage of 9% of the daily banking deposits, or daily amounts of $2,531.25, for the term of 160 days. The Company is responsible for ensuring there are sufficient funds in the account to cover the daily payments. Under the agreement, the Company paid an origination fee of 5% of the purchase price. In the event of a default under the agreement, Business Capital Providers may institute an action to enforce its rights, including recovery of its costs of enforcement. Events of default under the agreement include, among others: the Company’s breach of any provision or representation under the agreement; failure to give 24 hours’ notice there will be insufficient funds to cover a daily remittance; the Company offers for sale or sells a substantial portion of its assets or its business; the Company uses other depository accounts, or closes or changes its depository account from which daily remittances are made; a material change in the Company’s operations; loss of a key employee, customer or supplier of the Company; any change in stock float, voting rights or issuance of voting shares; the Company’s failure to renew a real property lease; any Company default under another agreement with Business Capital Providers; or any form of bankruptcy filing or declaration by or for the Company. The Agreement further provides that in the event of a default, lieu of personal guarantees by any Company principals, or if otherwise mutually agreed, Business Capital Providers may convert any portion of amounts payable to it into shares of common stock of the Company at a price equal to 85% of the lowest volume weighted average price for each of the five trading days preceding the conversion date; provided that Business Capital Providers will not convert into shares that will result in it owning more than 4.99% of the Company’s then outstanding shares of common stock.

•	Pursuant to a Merchant Agreement dated April 29, 2021, purchased $405,000 of future receivables for a purchase price of $300,000 on terms which are substantially the same as the July 28, 2021, Merchant Agreement, except that the daily percentage is 13% and the daily payment is $2,700 per day for a term of 150 business days.

•	The Company previously entered into separate Merchant Agreements with Business Capital Providers on eight occasions prior to the April 29, 2021, Merchant Agreement, starting in June 2019, for an aggregate of $1,060,000 in financing, at varying purchase amounts, daily percentages, and daily payments, all of which were satisfied in full.

•	Nineteen private investors, who were unaffiliated shareholders of the Company and accredited investors as provided under Regulation D Rule 501 promulgated under the Securities Act of 1933, provided us convertible debt financing during the period May 2021 through September 2021 pursuant to subscription agreements as described below. (Certain of these investors provided us multiple investments in one or more of these convertible debt structures.):

•	Nine of the lender-investors provided us an aggregate of $668,000 in convertible debt financing on the following terms:

The lender-investors were issued shares of Company common stock valued at $6 per share equal to 5% of their investments as original issue discount.

The debt maturity date is October 31, 2021. If the Company receives debt of equity financing of $200,000 or more, the debt is payable within two business days after the Company receives those funds. The maturity dates of six of these investors’ convertible debt was extended to December 31, 2021.

The debt is convertible into shares of Company common stock at a conversion price of $6 per share at any time at the investor’s option until the maturity date.

•	Three of the lender-investors provided us an aggregate of $200,000 in convertible debt financing on the following terms:

The lender-investors were issued shares of Company common stock valued at $6 per share equal to 6,000 per $100,000 of principal loan, or on a pro-rata basis is less than $100,000 is loaned (effectively 6% of the amount loaned) as original issue discount.

The debt is convertible into shares of Company common stock at a conversion price of $6 per share at any time at the investor’s option until the maturity date.

These investors converted all of this convertible debt into a total of 40,000 shares of common stock.

•	Eleven of the lender-investors provided us an aggregate of $819,500 in convertible debt financing on the following terms:

The investment amounts included 10% original issue discount. Accordingly, the total net principal proceeds of this debt that we received was $745,000. The maturity date is June 30, 2022.

The investor may convert the debt at any time through the maturity date at a 30% discount to the volume weighted average price per share over the 60-day period prior to conversion, with a floor conversion price of $4 per share. The debt will automatically convert on July 1, 2022, at $4 per share if it is not repaid, or converted by the investor, prior to then. All of these investors converted a total of $819,500 of this convertible debt into a total of 156,761 shares of common stock.

•	Four of the lender-investors provided us $130,000 in convertible debt financing on the following terms:

Interest at the annual rate of 10%, debt maturity date is June 30, 2022. The investor may convert the debt at any time through the maturity date at a 30% discount to the volume weighted average price per share over the 60-day period prior to conversion, with a floor conversion price of $4 per share. The debt will automatically convert on July 1, 2022, at $4 per share if it is not repaid, or converted by the investor, prior to then. One of these investors converted a total of $30,000 of this convertible debt into a total of 5,904 shares of common stock.

In May of 2020, the Company received Small Business Administration Cares Act loan of $265,842 due to the COVID-19 pandemic. This loan carried a five-year term, with interests at the annual rate of 1%. During second fiscal quarter of 2021 the Cares Act loan was forgiven in full under the SBA Cares Act loan rules.

In June 2020, the Company received a $150,000 Economic Injury Disaster Loan from the SBA which carries a 30-year term, payable in monthly installments of principal plus interest at the annual rate of 3.75%. This loan is secured by all the assets of the Company. The loan proceeds were used for working capital to alleviate economic injury cause by disaster in January 2020 and after that as required by the loan agreement.

In September 2021, the Company entered into securities purchase agreements 2021, with two accredited investors, Talos Victory Fund, LLC, and Blue Lake Partners LLC, pursuant to which the Company issued 10% promissory notes with a maturity date of September 20, 2022, in the aggregate principal amount of $1,125,000. In addition, the Company issued warrants to purchase an aggregate of 56,250 shares of its common stock to these holders. Spartan Capital Securities LLC and Revere Securities LLC acted as placement agents on this transaction. The promissory notes include the following terms:

•	Interest at the annual rate of 10%.

•	The notes carry original issue discount of $112,500 in the aggregate. Accordingly, the total net principal of this debt was $1,012,500.

•	The Company is required to make interim payments to the holders in the aggregate amount of $225,000, on or before March 18, 2022, towards the repayment of the balance of the notes. The Company may prepay the principal sum under the notes then outstanding plus accrued and unpaid interest in full at any time without any prepayment premium; however, the Company is required to pay a minimum amount of the first 12 months of interest under the notes.

•	The holders may convert the notes and exercise the warrants into the Company’s common stock (subject to contractual beneficial ownership limitations of 4.99%). The holders have the right to convert the notes at any time into shares of common stock at a conversion price of $5.00 per share; provided, however, if the Company consummates a so-called up-listing offering to a national exchange within 180 days after the closing date, then the Note conversion price shall adjust to equal 70% of the price per share of common stock in that offering. The warrants may also be exercised at any time from date of issuance over a period of five years at the exercise price then in effect. The initial warrant exercise price shall equal $10.00 per share; provided however, if the Company consummates the up-listing offering within the 180-day period noted above, then the exercise price shall adjust to equal 130% of the price per share in that offering. The warrants contain cashless exercise provisions. Both the notes and the warrants contain customary anti-dilution provisions which could cause an adjustment to the conversion price of the notes and the exercise price of the warrants.

•	The notes provide that so long as the Company has any obligations under the Notes, the Company will not, among other things:

o	Incur or guarantee any indebtedness which is senior or equal to the notes.

o	Redeem or repurchase any shares of stock, warrants, rights or options without the holders’ consent.

o	Sell, lease or otherwise dispose of a significant portion of its assets without the holders’ consent.

•	The notes contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the notes or securities purchase agreements.

•	In an event of default under the notes, which has not been cured within any applicable cure period, if any, the notes shall become immediately due and payable and the Company shall pay to the holders an amount equal to the principal sum then outstanding plus accrued interest, multiplied by 125%. Additionally, upon the occurrence of an event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

On the closing date of this financing, the holders delivered the net amount of $910,000 of the purchase price to the Company in exchange for the notes (which was net of the original issue discount and other fees, and expenses relate to this financing).

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares Issued for Services

During the nine months ended September 30, 2020, the Company issued 25,625 post-split shares of common stock, at $8.00 to $40.00 per share for $470,000 in exchange for services rendered. During the nine months ended September 30, 2021, the Company issued 22,500 shares of common stock, at $6.65 to $9.73 per share for $173,300 in exchange for services rendered.

Shares issued for interest:

During the nine months ended September 30, 2020, and September 30, 2021, the Company did not issue any shares for interest.

Shares issued for upon conversion of warrants, notes and/or preferred stock:

In the nine months ended September 30, 2020, one holder of our Series E Preferred Stock converted 3,937 shares to 9,843 post-split shares of our common stock and 4,921 warrants at an exercise price of $48.00 per share with an expiration date of January 8, 2025. During the nine months ended September 30, 2021, the single holder of our Series C Preferred Stock converted 1,500 shares to 375,000 shares of our common stock and 375,000 warrants at an exercise price of $48.00 with an expiration date of September 30, 2023.

During the nine months ended September 30, 2020, 77,220, post-split, warrants were converted to common stock, at $8.00 to $28.00 per share. No warrants were converted during the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, one note holder converted $30,695 of their note into 1,919 post-split common shares at a conversion rate of $16 per post-split share and cash payment of $5,000. During the nine months ended September 30, 2021, sixteen of the lender-investors provided us an aggregate of $1,154,500 in convertible debt financing converted their debt into a total of 223,665 shares of common stock at a conversion price at $4.81 to $7.25 per share.

On September 30,2021, a director and principal stockholder converted 1500 shares of Series C Preferred Stock into 375,000 common shares and 375,000 warrants exercisable at $48.00 per share through September 2023.

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

On May 10, 2021, the Company received a short-term $100,000 loan from one investor. The Company issued a $105,000 note which includes a $5,000 loan origination fee. On September 13, 2021, this Note was exchanged for a short term $110,000 note which includes $10,000 loan origination fee. On September 30, 2021, this loan was converted into 19,744 shares of common stock.

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

On July 8, 2021, the Company received short-term $80,000 loans from two investors. The Company issued $85,000 notes including $5,000 loan origination fee and a 10% rate on one of the notes.

On July 14, 2021, the Company received short-term $75,000 loans from two investors. The Company issued $82,500 notes including $7,500 loan origination fees.

On July 15, 2021, the Company received short-term $150,000 loans from two investors. The Company issued $155,000 notes including $5,000 loan origination fee and 5,000 restricted common stock as a loan origination fee.

On July 29, 2021, the Company received a short term note of $300,000 payable at $2,531.25 for 160 payments.

On August 11, 2021, the Company received short-term $25,000 loan from one investor. The Company issued 1,250 restricted common stock as a loan origination fee.

On August 12, 2021, the Company received short-term $200,000 loans from two investors. The Company issued 10,000 restricted common stock as loan origination fees.

On August 16, 2021, the Company received short-term $50,000 loan form one investor. The note carries a 10% interest rate.

On August 25, 2021, the Company received short-term $43,000 loans from two investors. The Company issued 2,150 restricted common stock as loan origination fees.

On September 2, 2021, the Company received short-term $25,000 loan from one investor. The note carries a 10% interest rate.

On September 7, 2021, the Company received short-term $50,000 loan from one investor. The Company issued $55,000 note including $5,000 loan origination fee.

On September 10, 2021, the Company received short-term $25,000 loan from one investor. The note carries a 10% interest rate.

On September 15, 2021, the Company received short-term $50,000 loan from one investor. The Company issued $55,000 note including $5,000 loan origination fee.

On September 16, 2021, the Company received short-term $50,000 loan from one investor. The Company issued $55,000 note including $5,000 loan origination fee.

On September 30, 2021, Dr. Salkind, Chairman of the Board and principal stockholder, converted his 1500 shares of Series C Preferred Stock into 375,000 common shares and warrants to purchase 375,000 common shares exercisable at $48.00 per share through September 2023.

Consulting Agreements

On May 28, 2021, the Company entered into a consulting agreement with Sterling Asset Management to provide business advisory services. The company will provide assistance and recommendations to help build strategic partnerships, to provide the Company with advice regarding revenue opportunities, mergers and acquisitions. The six- month engagement commenced on May 28, 2021. The consultant receives 2,500 restricted common shares each month of the agreement and $75,000 cash payments.

NOTE 8: OPTIONS AND WARRANTS

The Company’s results for the quarters ended September 30, 2021, and September 30, 2020, include employee share-based compensation expense totaling $717,168 and $54,589, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the quarters ended September 30, 2021, and 2020:

	Quarters Ended September 30,
	2021	2020
Employee stock-based compensation - option grants	$298,105	$54,589
Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - option grants	–	–
Non-Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - warrants	419,063	–
	$717,168	$54,589

The Company’s results for the nine months ended September 30, 2021, and September 30, 2020, include employee share-based compensation expense totaling $1,289,899 and $1,930,353, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the nine months ended September 30, 2021, and 2020:

	Nine Months Ended September 30,
	2021	2020
Employee stock-based compensation - option grants	$831,267	$1,331,459
Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - option grants	–	–
Non-Employee stock-based compensation - stock grants	–	–
Non-Employee stock-based compensation - warrants for retirement of debt	458,632	598,894
	$1,289,899	$1,930,353

NOTE 9: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 5,000 post-split non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 10,000 post-split shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 10,0000 post-split shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 25,000 post-split shares. In February 2015, the Board approved, subject to stockholder approval within one year, an increase in the number of shares under the 2009 Plan to 50,000 post-split shares; however, stockholder approval was not obtained within the requisite one year and the anticipated increase in the 2009 Plan was canceled. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 25,000 post-split shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019. the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 75,000 post-split shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 150,000 post-split shares. The 2019 Plan required stockholder approval by April 2, 2020 in order to be able to grant incentive stock options under the 2019 Plan. Stockholder approval of the 2019 Plan was not obtained. Accordingly, only non-statutory stock options can be issued under the 2019 Plan. The 2005, 2009, 2016, 2018 and 2019 plans are collectively referred to as the “Plans.”

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the three months and nine months ended September 30, 2021, and September 30, 2020, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Expected volatility	–	746.54%	89.11%	592.89%
Expected dividend yield	–	–	–	–
Risk-free interest rate	–	0.27%	1.16%	0.74%
Expected term (in years)	–	5.00	10.00	5.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2021	302,846	45.85	4.65	$–
Granted	25,000	60.00	9.01	–
Exercised	–	–	–	–
Cancelled & expired	(1,313)	–	–	–

Outstanding, September 30, 2021	326,533	46.77	4.79	$–

Options exercisable, September 30, 2021	305,556	46.10	4.72	$–

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021, and 2020 was $0 and $0, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2021 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $7.25 closing price of the Company's common stock on September 30, 2021.

As of September 30, 2021, the fair value of unamortized compensation cost related to unvested stock option awards is $1,209,692.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2021, and 2020 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Expected volatility	157.44%	–	157.44%	449.47%
Expected dividend yield	–	–	–	–
Risk-free interest rate	0.82%	–	0.82%	0.91%
Expected term (in years)	5.00	–	5.00	5.83

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2021	466,636	$52.50	6.31	$–
Granted	437,500	$42.51	2.42	$7,813
Exercised	–	$–	–	$–
Expired	–	$–	–	$–
Outstanding, September 30, 2021	904,136	$47.68	4.04	$–
Warrants exercisable, September 30, 2021	904,136	$47.68	4.04	$7,813

Note 10: EXECUTIVE COMPENSATION

Effect of Pandemic

As a result of our declining revenue, during the COVID-19 pandemic, our management team decided it was necessary to reduce overhead In April of 2020, due to the COVID-19 pandemic all employees’ salaries were reduced by 40% and we terminated one employee. In October of 2020, the employees pay reduction was reduced to a 20% reduction where it stands as of the date hereof. Several employees were laid-off or resigned, all travel and advertising were suspended, and office space rent was suspended, allowing the entire staff to work remotely.

Employment Agreements of Executives

Dean Julia

Dean Julia is employed as the Company’s Chief Executive Officer under an employment agreement with an initial term of three years which commenced on April 2, 2019. The agreement will automatically renew for an additional two years, unless terminated 90 days before termination of the initial term. Mr. Julia’s annual base salary is $360,000. In addition to his base salary, Mr. Julia is entitled to a quarterly bonus of at least 1% of gross revenue for each completed fiscal quarter, so long as the Company’s gross revenue meets or exceeds 75% of management’s stated goal. The quarterly bonus may be paid either in cash, common stock or stock options, at Mr. Julia’s election. Should his employment agreement be terminated prior to the end of any fiscal year for any reason, other than for cause by the Company, a pro rata portion of the quarterly bonus shall be paid within 30 days of termination. The Company's board of directors will determine a revenue target each year for the purpose of calculating the quarterly bonus in that year. Mr. Julia also received a signing bonus of vested 10-year options to purchase 62,500 shares, exercisable at $60 per share. Additionally, he is also entitled to 10-year options to purchase an additional 12,500 shares of common stock, exercisable at $60 per share, annually on April 1st of each year which commenced on April 1, 2020. Additionally, if the Company is acquired through a board of directors-approved change in control of at least 50% of the Company’s outstanding voting stock, or the sale of all or substantially all of the Company’s assets, Mr. Julia shall be entitled to receive a payment in-kind equal to 3% of the consideration paid in connection with that transaction. He is also entitled to paid disability insurance and term life insurance at an annual cost of not more than $15,000. Additionally, he is also entitled to receive health, dental and 401(k) benefits as is made available by the Company for its other senior officers, as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s certificate of incorporation and bylaws. Mr. Julia also has the use of a Company-leased or -owned automobile. Mr. Julia’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement. The Company may terminate Mr. Julia’s employment for cause, and Mr. Julia may terminate his employment at any time on three-months’ notice. Also, the Company may terminate Mr. Julia’s employment agreement on Mr. Julia’s death or disability – disability being unable to perform his essential functions for four consecutive months due to physical, mental of emotional incapacity resulting from sickness, disease, or injury. In each of these termination cases, the Company is obligated only to pay Mr. Julia amounts that were due or accrued prior to termination, plus, other than in a for-cause-termination, any pro-rata quarterly bonus described above.

Paul Bauersfeld

Paul Bauersfeld is employed as the Company’s Chief Technology Officer under an at-will employment agreement which commenced on April 2, 2019. Mr. Bauersfeld’s monthly salary is $25,000. Mr. Bauersfeld is entitled to a quarterly bonus of at least 1% of gross revenue for each completed fiscal quarter, so long as the Company’s gross revenue meets or exceeds management’s stated goal. The quarterly bonus may be paid either in cash, common stock or stock options, at Mr. Bauersfeld’s election. Should his employment agreement be terminated prior to the end of any fiscal year for any reason, other than for cause by the Company, a pro rata portion of the quarterly bonus shall be paid within 30 days of termination. The Company's board of directors will determine a revenue target each year for the purpose of calculating the quarterly bonus in that year. Mr. Bauersfeld also received a signing bonus of 10-year options to purchase 25,000 shares, exercisable at $60 per share; 35% of which vested immediately, 35% of which vested on April 2, 2020, and 30% of which vested on April 2, 2021. Mr. Bauersfeld is entitled to participate in the Company’s health plans as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s certificate of incorporation and bylaws. Mr. Bauersfeld’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement. Although Mr. Bauersfeld’s employment agreement is at-will, the Company may terminate Mr. Bauersfeld’s employment for cause. In the event Mr. Bauersfeld’s employment agreement is terminated other than for cause by the Company, the Company will pay Mr. Bauersfeld severance pay equal to three months of his salary.

Sean Trepeta

Sean Trepeta is employed as President of our wholly owned subsidiary, Mobiquity Networks, Inc. under an at-will employment agreement which commenced on April 2, 2019. Mr. Trepeta’s monthly salary is $20,000. Mr. Trepeta is entitled to a quarterly bonus of at least 1% of gross revenue for each completed fiscal quarter, so long as the Company’s gross revenue meets or exceeds management’s stated goal. The quarterly bonus may be paid either in cash, common stock, or stock options, at Mr. Trepeta’s election. Should his employment agreement be terminated prior to the end of any fiscal year for any reason, other than for cause by the Company, a pro rata portion of the quarterly bonus shall be paid within 30 days of termination. The Company's board of directors will determine a revenue target each year for the purpose of calculating the quarterly bonus in that year. Mr. Trepeta also received a signing bonus of 10-year options to purchase 25,000 shares, exercisable at $60 per share; 35% of which vested immediately, 35% of which vested on April 2, 2020, and 30% of which vested on April 2, 2021. Mr. Trepeta is entitled to participate in the Company’s health plans as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s certificate of incorporation and bylaws. Mr. Trepeta’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement. Although Mr. Trepeta’s employment agreement is at-will, the Company may terminate Mr. Trepeta’s employment for cause. In the event Mr. Trepeta’s employment agreement is terminated other than for cause by the Company, the Company will pay Mr. Trepeta severance pay equal to three months of his salary.

Deepankar Katyal

Deepankar Katyal is employed as Chief Executive Officer of our wholly owned subsidiary, Advangelists, LLC under employment agreement with Advangelists with a term of three years which commenced on December 7, 2018. The agreement was amended on September 13, 2019. (See Note 12 below.) Mr. Katyal’s annual base salary is $400,000. Mr. Katyal’s employment agreement, as amended, also provides the following compensation:

•	a bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s gross revenue for each month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the agreement. Those revenue thresholds were not attained, and this bonus was not earned;

•	commissions equal to 10% of the net revenues derived from all New Katyal Managed Accounts (as defined in the agreement – being accounts directly introduced by Mr. Katyal or assigned to Employee in writing by the Manager of the Company);

•	options to purchase 37,500 shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vested on September 13, 2019, the date Mr. Katyal’s employment agreement was amended, and 12,500 vested on September 13, 2020: and

•	one share of Company Series B Preferred Stock which was issued to Mr. Katyal. The Series B Preferred Stock, as a class, provided cash dividend rights, payable in cash, to the holders thereof in an aggregate amount equivalent to 10% of the annual gross revenue of Advangelists or the Company, whichever is higher, up to a maximum aggregate annual amount of $1,200,000, for each of its 2019 and 2020 fiscal years. As a holder of 50% of the Series B Preferred Stock, the maximum amount of annual dividends that Mr. Katyal would be entitled to $600,000. The Series B Preferred Stock rights, privileges, preferences, and restrictions was to terminate by its terms as of December 31, 2020; and, immediately upon declaration and payment of the dividend in respect of Mobiquity's 2020 fiscal year, Mobiquity was to withdraw such class from its authorized capital. The Series B Preferred Stock was subject to cancellation if Mr. Katyal terminated his employment without good reason or the Company terminated his employment for cause. Mr. Katyal did not receive any Series B Preferred Stock dividends and the Series B Preferred Stock was redeemed by the Company from Mr. Katyal in consideration for entering into the amendment of his employment agreement on September 13, 2019, and for no other consideration.

During the term of the employment agreement, Mr. Katyal is entitled to a monthly allowance of up to $550 per month to cover lease or purchase finance costs of an automobile. Mr. Katyal’s employment agreement provides for indemnification by the Company to the fullest extent permitted by the Company’s certificate of incorporation and bylaws, as well as participation in all benefit plans, programs and perquisites as are generally provided by Advangelists to its employees, including medical, dental, life insurance, disability and 401(k) participation. Mr. Katyal’s employment agreement contains customary non-solicitation of Company customers or employees’ provisions during the term of the agreement and for one year after termination. The agreement provides for termination by Advangelists for cause upon 30 days’ prior written notice: and without cause after 60 days’ prior written notice. The employment agreement terminates automatically upon Mr. Katyal’s death, and it may also be terminated by Advangelists if Mr. Katyal is disabled for more than six consecutive months in any 12-month period—disability being the inability to substantially perform Mr. Katyal's duties and responsibilities by reason of mental or physical illness or injury. Mr. Katyal is entitled to terminate the agreement for “good reason”. If Mr. Katyal is terminated by Advangelists for cause, Advangelists is obligated only to pay Mr. Katyal amounts of base salary and expense reimbursements that were due or accrued prior to the termination date. If Mr. Katyal is terminated by Advangelists without cause, and provided Mr. Katyal is not in breach under the agreement, Advangelists is obligated to pay Mr. Katyal his compensation and expense reimbursements that would be payable to Mr. Katyal for the remainder of the contractual employment term had Mr. Katyal remained an employee. If Mr. Katyal’s employment is terminated as a result of his death, Advangelists is obligated to pay Mr. Katyal his salary though the date of termination, and his other compensation for the remainder of the contractual employment term had Mr. Katyal remained an employee. If Mr. Katyal’s employment is terminated as a result of his disability, provided Mr. Katyal provides a general release, Advangelists is obligated to pay Mr. Katyal his salary though the date of termination, and his other compensation for the remainder of the contractual employment term had Mr. Katyal remained an employee. If Mr. Katyal terminates his employment for good reason, and provided Mr. Katyal provides a general release, Advangelists is obligated to pay Mr. Katyal his compensation and expense reimbursements that would be payable to Mr. Katyal for the remainder of the contractual employment term had Mr. Katyal remained an employee. Mr. Kaytal’s employment agreement provides for assignment of ownership rights regarding intellectual property created by Mr. Katyal relating to the Company’s business.

Sean McDonnell

Sean McDonnell is employed as the Company’s Chief Executive Officer on a non-full-time basis as an employee at-will with no employment agreement. He has a monthly base salary of $11,000 and he is eligible to receive options and other bonuses at the discretion of the board.

NOTE 11: AGREEMENTS WITH KATYAL

Other Recent Developments with Deepankar Katyal

Deepankar Katyal’s employment agreement which commenced December 7, 2018, has a term of three years. Mr. Katyal is required to devote at least 40 hours per week pursuant to his responsibility as CEO of Advangelists. The agreement provides for full indemnification and participation in all benefit plans, programs and perquisites as are generally provided by the Company to its employees, including medical, dental, life insurance, disability and 401(k) participation. The agreement provides for termination for cause after giving employee 30 days’ prior written notice. The agreement provides for termination by the Company without cause after 60 days’ prior written notice with severance pay as described in his agreement. His employment agreement also provides for termination by disability for a period of more than six consecutive months in any 12-month period, termination by employee for good reason as defined in the agreement and restrictive covenants for a period of one year following the termination date.

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

On September 13, 2019, Advangelists, LLC (“AVNG”), a wholly owned subsidiary of the Company, entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Deepankar Katyal, the CEO of AVNG, which amends Mr. Katyal’s original employment agreement (the “Original Katyal Agreement”), dated as of December 7, 2018. Pursuant to the Katyal Amendment, among other things, (i) the Company agreed to indemnify Mr. Katyal to the extent provided in the Company’s Certificate of Incorporation (the “Certificate”) and By-laws and to include Mr. Katyal as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Katyal with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Katyal Agreement ceased. In addition, the Katyal Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Katyal, and entitles Mr. Katyal to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s gross revenue (the “Gross Revenue”) for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Katyal Amendment:

•	Commissions equal to 10% of the Net Revenues (as defined in the Katyal Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 37,500 shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vests on the date of the Katyal Amendment, and of which 12,500 vest on the one-year anniversary of the Katyal Amendment.

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

On September 13, 2019, AVNG entered into Amendment No. 1 to Employment Agreement (the “Katyal Amendment”) with Lokesh Mehta, which amends Mr. Mehta’s original employment agreement (the “Original Mehta Agreement”), dated as of December 7, 2018. Pursuant to the Mehta Amendment, among other things, (i) the Company agreed to indemnify Mr. Mehta to the extent provided in the Company’s Certificate and By-laws and to include Mr. Mehta as an insured under the Company’s applicable directors’ and officers’ liability insurance policies; (ii) AVNG agreed to provide Mr. Mehta with an automobile allowance of $550.00 per month, and (iii) the non-compete restrictive covenants contained in the Original Mehta Agreement ceased. In addition, the Mehta Amendment provides for the Company to redeem the shares of the Company’s Class B Preferred Stock (the “Class B Stock”) owned by Mr. Mehta, and entitles Mr. Mehta to the following additional compensation:

•	A bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s Gross Revenue for each completed fiscal month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the Mehta Amendment:

•	Commissions equal to 5% of the Net Revenues (as defined in the Mehta Amendment) of all New Katyal Managed Accounts (as defined in the Katyal Amendment);

•	Options to purchase 37,500 shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vest on the date of the Mehta Amendment, and of which 12,500 vest on the one-year anniversary of the Mehta Amendment.

In connection with the Mehta Amendment, on September 13, 2019, the Company entered into a Class B Preferred Stock Redemption Agreement (the “Mehta Redemption Agreement”), pursuant to which the Company redeemed the Company’s Class B Stock owned by Mehta in exchange for an employment agreement and other good and valuable consideration including an automobile allowance.

NOTE 12: LITIGATION

We are not a party to any pending material legal proceedings, except as follows:

Washington Prime Group, Inc. (“WPG”), a successor in interest to Simon Property Group, L.P., commenced an action in the Marion Superior Court, County of Marion, State of Indiana against the Company in February 2020 alleging default on 36 commercial leases which the Company had entered into in 36 separate shopping mall locations across the United States for the placement of Mobiquity’s Bluetooth messaging system equipment in the shopping malls to send advertisements through to shoppers’ phones as they walked through mall common areas. WPG alleged damages from unpaid rent of $892,332. WPG sought a judgment from the court to collect the claimed unpaid rent plus attorneys’ fees and other costs of collection. The Company disputed the claim. On September 18, 2020, the parties entered into a settlement agreement with respect to this lawsuit. Under the settlement agreement, Mobiquity paid WPG $100,000.00 in five $20,000 monthly installments ending in January 2021 and mutual general releases were exchanged.

In December 2019, Carter, Deluca & Farrell LP, a law firm, commenced an action in the Supreme Court of New York, County of Nassau, against the Company seeking $113,654 in past due legal fees allegedly owed. The Company disputed the amount owed to that firm. On March 13, 2021, the Company entered into a settlement agreement with the law firm and paid them $60,000 to settle the lawsuit.

In July 2020, Fyber Monetization, an Israeli company in the business of digital advertising, commenced an action against the Company’s wholly owned subsidiary Advangelists LLC in the Magistrate’s Court in Tel Aviv, Israel. In its statement of claim, Fyber alleged that Advangelists owes Fyber license fees of $584,945 invoiced in June through November 3, of 2019 under a February 1, 2017, license agreement for the use of Fyber’s RTB technology and e-commerce platform with connects digital advertising media buyers and media sellers. Advangelists has disputed the claims and is defending this lawsuit. Due to uncertainties inherent in litigation, we cannot predict the outcome on this action with any certainty. If we do not settle this action on terms favorable to us, or at all and Fyber is successful in its claim against Advangelists, the obligation to pay substantial monetary damages could have a material adverse effect on our financial condition and funds available to pursue our business plans. See “Risk Factors -- Our subsidiary Advangelists, LLC is party to litigation, the outcome of which could have a material adverse effect on us if it is not settled on terms favorable to us, or at all and the plaintiff is successful in its claims.”

In October 2020, FunCorp Limited, a Cypriot company which owns and operates social networking websites and mobile applications, commenced an action against the Company’s wholly owned subsidiary Advangelists LLC in Superior Court, State of Washington, County of King alleging Advangelists owed FunCorp for unpaid amounts due under an insertion order for placement of Advangelists’ advertisements on FunCorp’s iFunny website totaling $42,464 plus attorney’s fees. Advangelists disputed the claim. In September 2021 the action was settled in payment of $44,000 and the exchange of general releases, without Advangelists admitting any liability. The settlement agreement provides that the terms of the settlement agreement and FunCorp’s allegations are confidential and may not be disclosed except as required by law, court order or subpoena with certain limitations.

NOTE 13: COMMITMENTS

The following are outstanding commitments as of September 30, 2021:

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

NOTE 14: SUBSEQUENT EVENTS

On October 19,2021, the Company filed a Form S-1 Registration Statement (File no.333-260364) with the Securities and Exchange Commission for a public Offering to raise approximately $11 million dollars in an underwritten public offering. The next day the Company filed an application to list our common stock on the NASDAQ Capital Market under the symbol “MOBQ.” No assurances can be given that the public offering and up-listing will be successfully completed. In the event that the Offering is completed, the Company has allocated an estimated $1,793,000 to retire the loans of, Talos Victory Fund, LLC, Blue Lake Partners LLC and other unsecured short-term indebtedness.

In October 2021, the Company’s Board of Directors approved the 2021 Employment and Compensation Plan covering up to 1.1 million common shares. The plan must be approved by stockholders within one year in order to be able to grant incentive stock options under the Plan. The Board also approved the granting of ten-year options to purchase 635,000 common shares to officers, directors, employees and/or consultants at an exercise price equal to 110% of the public offering price of common shares expected to be sold in the public offering described in the preceding paragraph.

In the fourth quarter of 2021, Business Capital Providers assigned one of its Merchant Agreements and related debt described in note 6 above to non-affiliated third parties, which subsequently converted $89,100 in outstanding indebtedness into 13,103 common shares pursuant to their terms.

In the fourth quarter of 2021, the Company borrowed from a non-affiliated person $312,500 on a non-convertible three month loan with 20% original issue discount less fees of $30,000.

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

Company Overview

Mobiquity Technologies, Inc. is a next-generation marketing and advertising technology and data intelligence company who operates through our proprietary software platforms in the programmatic advertising space.

Our product solutions are comprised of two proprietary software platforms:

•	Our advertising technology operating system (or ATOS) platform; and
•	Our data intelligence platform.

Our ATOS platform blends artificial intelligence (or AI) and machine learning (ML) based optimization technology for automatic ad serving that manages digital advertising inventory and campaigns. Our data intelligence platform provides precise data and insights on consumer’s real-world behavior and trends for use in marketing and research.

We operate our business through two wholly owned subsidiaries. Advangelists LLC operates our ATOS platform business, and Mobiquity Networks, Inc. operates our data intelligence platform business.

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

Plan of Operation

Mobiquity intends to hire several new sales and sales support individuals to help generate additional revenue through the use of the Advangelists platform. Mobiquity’s sales team will focus on Advertising Agencies, Brands, and publishers to help increase both supply and demand across the Advangelists platform. The Advangelists platform creates three revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s, Publishers, and Brands. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model, in which, the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, whereas the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists.

Results of Operations

Quarter Ended September 30, 2021, versus Quarter Ended September 30, 2020

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	September 30, 2021	September 30, 2020
Revenue	$572,745	$1,429,696
Cost of Revenues	(690,702)	(952,779)
Gross Income (Loss)	(117,957)	476,917
Selling, General and Administrative Expenses	(3,076,255)	(2,078,382)
Loss from operations	(3,194,212)	(1,601,465)

We generated revenues of $572,745 in the third quarter of 2021 as compared to $1,429,696 in the same period for 2020, a change in revenues of $856,951. The nationwide economic shutdown due to COVID-19 during the third quarter severely reduced current operations.

Cost of revenues was $690,702 or 120.6% of revenues in the third quarter of 2021 as compared to $952,779 or 66.6% of revenues in the same fiscal period of fiscal 2020. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income (Loss) was $(117,957) or 20.6% of revenues for the third quarter of 2021 as compared to $476,917 in the same fiscal period of 2020 or 33.4% of revenues. When the country comes out of COVID-19 and the economy begins to turn around we anticipate income to increase.

Selling, general, and administrative expenses were $3,076,255 for the third quarter of fiscal 2021 compared to $2,078,382 in the comparable period of the prior year, an increase of $997,873. Increased operating costs include cash expense for salaries of $105,308, non-cash operating costs include stock-based compensation of $662,579, and origination fees of $605,880.

The net loss from operations for the third quarter of fiscal 2021 was $3,194,212 as compared to $1,601,465 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Nine months Ended September 30, 2021, versus Nine months Ended September 30, 2020

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Nine Months Ended
	September 30, 2021	September 30, 2020
Revenue	$1,797,052	$3,032,064
Cost of Revenues	(2,439,501)	(2,612,690)
Gross Income (Loss)	(642,449)	419,374
Selling, General and Administrative Expenses	(6,179,909)	(8,013,595)
Loss from operations	(6,822,358)	(7,594,221)

We generated revenues of $1,797,052 in the nine months of 2021 as compared to $3,032,064 in the same period for 2020, a change in revenues of $1,235,012. The nationwide economic shutdown due to COVID-19 during the six months ended severely reduced current operations.

Cost of revenues was $2,439,501 or 135.8% of revenues in the nine months of 2021 as compared to 2,612,690 or 86.2% of revenues in the same fiscal period of fiscal 2020. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income (Loss) was $(642,449) or 35.8% of revenues for the nine months of 2021 as compared to $419,374 in the same fiscal period of 2020 or 13.8% of revenues. When the country fully comes out of COVID-19 and the economy turns around we anticipate income to increase.

Selling, general, and administrative expenses were $6,179,909 for the nine months of fiscal 2021 compared to $8,013,595 in the comparable period of the prior year, a decrease of approximately $1,833,686. Decreased operating costs include professional fees of $359,064, salaries of $273,304, non-cash expenses of amortization costs of $600,000 and warrant expense of $598,894.

The net loss from operations for the nine months of fiscal 2021 was $6,822,358 as compared to $7,594,221 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of $735,505 at September 30, 2021. Cash used in operating activities for the nine months ended September 30, 2021, was $5,060,535. This resulted primarily from a net loss of $8,735,146 offset by stock-based compensation of $1,289,899, amortization of $1,350,551, common stock issued for services of $173,300, accrued interest of $301,919, decrease in accounts receivable of $1,013,223 and $474,650 decrease in accounts payable, decrease in prepaid expenses of $43,696. Cash used in investing activities results from note converted to common stock of $1,810,506, common stock issued for cash $898,990 and Original issue discount of $724,031. Cash flow from financing activities of $1,760,240 resulted from the proceeds from the issuance of notes of $2,643,000, and cash paid on loans $616,918 and the forgiveness of Small Business Administration of $265,842.

The Company had cash and cash equivalents of $539,757 at September 30, 2020. Cash used in operating activities for the nine months ended September 30, 2020, was $4,490,623. This resulted primarily from a net loss of $10,980,423 offset by stock-based compensation of $1,331,459, warrant expense of $1,472,368 amortization of $1,950,552, increase in allowance of uncollectible receivables of $306,000, common stock issued for professional services of $470,000, decrease in accounts receivable of $1,512,216, change in accrued expenses and other current liabilities of $95,310 and a change in of accounts payable and accrued expenses of $447,906. Cash flow from investing activities includes the issuance of common stock for cash of $3,338,084and the conversion of a note for common stock of $30,695, purchase of property and equipment of $6,599. Cash flow from financing activities of $425,103 resulted from the proceeds from the issuance of the Company's convertible notes of $915,842 and cash paid on bank loans $490,739.

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

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2021 and beyond until cash flow from our proximity marketing operations become substantial.

Debt and Receivables Purchase Financing

We have the following debt financing in place:

Dr. Gene Salkind, who is our Chairman of the Board and one of our directors, and his affiliate provided us an aggregate of $2,700,000 in convertible debt financing for convertible promissory notes and common stock purchase warrants.

Business Capital Providers, Inc. purchased certain future receivables from the Company at a 26% discount under the following agreements on the following terms:

•	Pursuant to a Merchant Agreement dated July 28, 2021, Business Capital Providers purchased $405,000 of future receivables for a purchase price of $300,000. Under the agreement, the Company agrees to have all receivables collected be deposited into a bank account from which the purchased receivables are remitted to Business Capital Providers daily, at the daily percentage of 9% of the daily banking deposits, or daily amounts of $2,531.25, for the term of 160 days. The Company is responsible for ensuring there are sufficient funds in the account to cover the daily payments. Under the agreement, the Company paid an origination fee of 5% of the purchase price. In the event of a default under the agreement, Business Capital Providers may institute an action to enforce its rights, including recovery of its costs of enforcement. Events of default under the agreement include, among others: the Company’s breach of any provision or representation under the agreement; failure to give 24 hours’ notice there will be insufficient funds to cover a daily remittance; the Company offers for sale or sells a substantial portion of its assets or its business; the Company uses other depository accounts, or closes or changes its depository account from which daily remittances are made; a material change in the Company’s operations; loss of a key employee, customer or supplier of the Company; any change in stock float, voting rights or issuance of voting shares; the Company’s failure to renew a real property lease; any Company default under another agreement with Business Capital Providers; or any form of bankruptcy filing or declaration by or for the Company. The Agreement further provides that in the event of a default, lieu of personal guarantees by any Company principals, or if otherwise mutually agreed, Business Capital Providers may convert any portion of amounts payable to it into shares of common stock of the Company at a price equal to 85% of the lowest volume weighted average price for each of the five trading days preceding the conversion date; provided that Business Capital Providers will not convert into shares that will result in it owning more than 4.99% of the Company’s then outstanding shares of common stock.

•	Pursuant to a Merchant Agreement dated April 29, 2021, purchased $405,000 of future receivables for a purchase price of $300,000 on terms which are substantially the same as the July 28, 2021, Merchant Agreement, except that the daily percentage is 13% and the daily payment is $2,700 per day for a term of 150 business days.

•	The Company previously entered into separate Merchant Agreements with Business Capital Providers on eight occasions prior to the April 29, 2021, Merchant Agreement, starting in June 2019, for an aggregate of $1,060,000 in financing, at varying purchase amounts, daily percentages, and daily payments, all of which were satisfied in full.

19 private lender-investors, who were unaffiliated shareholders of the Company and accredited investors as provided under Regulation D Rule 501 promulgated under the Securities Act of 1933, provided us convertible debt financing during the period May 2021 through September, 2021 pursuant to subscription agreements as described below. (Certain of these investors provided us multiple investments in one or more of these convertible debt structures.):

·	Nine of the lender-investors provided us an aggregate of $668,000 in convertible debt financing on the following terms:

o	The lender-investors were issued shares of Company common stock valued at $6 per share equal to 5% of their investments as original issue discount.

o

The debt maturity date is October 31, 2021. If the Company receives debt or equity financing of $200,000 or more, the debt is payable within two business days after the Company receives those funds. The maturity dates of six of these investors’ convertible debt was extended to December 31, 2021.

o	The debt is convertible into shares of Company common stock at a conversion price of $6 per share at any time at the investor’s option until the maturity date.

·	Three of the lender-investors provided us an aggregate of $200,000 in convertible debt financing on the following terms:

o

The lender-investors were issued shares of Company common stock valued at $6 per share equal to 6,000 per $100,000 of principal loan, or on a pro-rata basis if less than $100,000 is loaned (effectively 6% of the amount loaned) as original issue discount.

o	The debt is convertible into shares of Company common stock at a conversion price of $6 per share at any time at the investor’s option until the maturity date.

o	These investors converted all of this convertible debt into a total of 40,000 shares of common stock.

·	Eleven of the lender-investors provided us an aggregate of $819,500 in convertible debt financing on the following terms:

o	The investment amounts included a 10% original issue discount. Accordingly, the total net principal proceeds of this debt that we received was $745,000.

o	The debt maturity date is June 30, 2022.

o

The investors may convert the debt at any time through the maturity date at a 30% discount to the volume weighted average price per share over the 60 day period prior to conversion, with a floor conversion price of $4 per share. The debt will automatically convert on July 1, 2022 at $4 per share if it not repaid, or converted by the investor, prior to then.

o	All of these investors converted a total of $819,500 of this convertible debt into a total of 156,761 shares of common stock.

·	Four of the lender-investors provided us $130,000 in convertible debt financing on the following terms:

o	Interest at the annual rate of 10%.

o	The debt maturity date is June 30, 2022.

o

The investor may convert the debt at any time through the maturity date at a 30% discount to the volume weighted average price per share over the 60-day period prior to conversion, with a floor conversion price of $4 per share. The debt will automatically convert on July 1, 2022, at $4 per share if it not repaid, or converted by the investor, prior to then.

o	One of these investors converted a total of $30,000 of this convertible debt into a total of 5,904 shares of common stock.

In May of 2020, the Company received Small Business Administration Cares Act loan of $265,842 due to the COVID-19 pandemic. This loan carried a five-year term, with interests at the annual rate of 1%. During second fiscal quarter of 2021 the Cares Act loan was forgiven in full under the SBA Cares Act loan rules.

In June 2020, the Company received a $150,000 Economic Injury Disaster Loan from the SBA which carries a 30-year term, payable in monthly installments of principal plus interest at the annual rate of 3.75%. This loan is secured by all the assets of the Company. The loan proceeds were used for working capital to alleviate economic injury cause by disaster in January 2020 and after that as required by the loan agreement.

On September 20, 2021, the Company entered into securities purchase agreements, with two accredited investors, Talos Victory Fund, LLC, and Blue Lake Partners LLC, pursuant to which the Company issued 10% promissory notes with a maturity date of September 20, 2022, in the aggregate principal amount of $1,125,000. In addition, the Company issued warrants to purchase an aggregate of 56,250 shares of its common stock to these holders. Spartan Capital Securities LLC and Revere Securities LLC acted as placement agents on this transaction. The promissory notes include the following terms:

•	Interest at the annual rate of 10%.

•	The notes carry original issue discount of $112,500 in the aggregate. Accordingly, the total net principal of this debt was $1,012,500.

•

The Company is required to make interim payments to the holders in the aggregate amount of $225,000, on or before March 18, 2022, towards the repayment of the balance of the notes. The Company may prepay the principal sum under the notes then outstanding plus accrued and unpaid interest in full at any time without any prepayment premium; however the Company is required to pay a minimum amount of the first 12 months of interest under the notes.

•

The holders may convert the notes and exercise the warrants into the Company’s common stock (subject to contractual beneficial ownership limitations of 4.99%). The holders have the right to convert the notes at any time into shares of common stock at a conversion price of $5.00 per share; provided, however, if the Company consummates a so-called up-listing offering to a national exchange within 180 days after the closing date, then the Note conversion price shall adjust to equal 70% of the price per share of common stock in that offering. The warrants may also be exercised at any time from date of issuance over a period of five years at the exercise price then in effect. The initial warrant exercise price shall equal $10.00 per share; provided however, if the Company consummates the up-listing offering within the 180-day period noted above, then the exercise price shall adjust to equal 130% of the price per share in that offering. The warrants contain cashless exercise provisions. Both the notes and the warrants contain customary anti-dilution provisions which could cause an adjustment to the conversion price of the notes and the exercise price of the warrants.

•	The notes provide that so long as the Company has any obligations under the Notes, the Company will not, among other things:

o	Incur or guarantee any indebtedness which is senior or equal to the notes.
o	Redeem or repurchase any shares of stock, warrants, rights or options without the holders’ consent.
o	Sell, lease or otherwise dispose of a significant portion of its assets without the holders’ consent.

•

The notes contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the notes or security purchase agreements.

•

In an event of default under the notes, which has not been cured within any applicable cure period, if any, the notes shall become immediately due and payable and the Company shall pay to the holders an amount equal to the principal sum then outstanding plus accrued interest, multiplied by 125%. Additionally, upon the occurrence of an event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

On the closing date of this financing, the holders delivered the net amount of $910,000 of the purchase price to the Company in exchange for the notes (which was net of the original issue discount and other fees, and expenses relate to this financing).

In the fourth quarter of 2021, Business Capital Providers assigned one of its Merchant Agreements and related debt described above and in note 6 above to non-affiliated third parties, which subsequently converted $89,100 in outstanding indebtedness into 13,103 common shares pursuant to their terms.

On October 19,2021, the Company filed a Form S-1 Registration Statement (File no. 333-260364) with the Securities and Exchange Commission for a public Offering to raise approximately $11 million dollars in an underwritten public offering. The next day the Company filed an application to list our common stock on the NASDAQ Capital Market under the symbol “MOBQ.” No assurances can be given that the public offering and up-listing will be successfully completed. In the event that the Offering is completed, the Company has allocated an estimated $1,600,000 to retire the loans of, Talos Victory Fund, LLC, Blue Lake Partners LLC and other unsecured short term indebtedness.

In the fourth quarter of 2021, the Company borrowed from a non-affiliated person $312,500 on a non-convertible three month loan with 20% original issue discount less fees of $30,000.

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

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A. Nevertheless, reference is made to our Form 10-K for the fiscal year ended December 31, 2020, for a description of our risk factors.

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2020, through September 30, 2020, and January 1, 2021, through September 30, 2021, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – September 2020	Common Stock	25,625 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – September 2020	Common Stock	1,919 shares	Note conversion	Section 3(a)(9)	Not applicable

Jan. – September 2020	Common Stock	77,220 shares	$873,473 Warrant conversions	Rule 506, Section 4(2)	Each warrant exercise price from $8 to $20, expiration dates 1-23-2025 and 2-4-2025

Jan. – September 2020	Common Stock	9,843 shares	Series E Preferred Stock conversion	Section 3(a)(9)	4,921 warrant exercise price $48 expiration date 1-8-2025

Jan – September 2020	Common Stock	310,784	Shares sold for cash	Rule 506, Section 4(2)	Not applicable

Jan. – September 2021	Common Stock	22,500 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – September 2021	Common Stock	149,836 shares	$898,990 received, sale of Company stock	Rule 506 Section 4(2)	Not applicable

Jan. – September 2021	Common Stock	223,665 shares	Note conversion	Section 3(a(9))	Not applicable

Jan – September 2021	Common Stock	92,900 shares	Note issuance	Rule 506; Section 4(2)	Not applicable

Jan – September 2021	Common Stock	375,000 shares	Conversion of Preferred stock series C		375,000 Warrants issued, exercise price $48.00, two-year life

In the nine months ended September 30, 2021 and 2020, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Merger dated November 20, 2018, between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019, between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019, between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019, between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021, by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.10	Securities Purchase Agreement dated September 20, 2021, by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)

3.10	Amendment to Certificate of Incorporation (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation – September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation – February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation – December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation – December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Certificate of Amendment to Certificate of Incorporation-Series E preferred Stock (Incorporated by reference to Form S-1 Registration Statement filed on October 19, 2021.)
3.17	Amended By-Laws (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.18	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
4.1	Amended and restated $7,512,500 Promissory Note dated as of May 10, 2019, from Mobiquity Technologies, Inc. to Deepankar Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019 (Incorporated by reference to Form S-1 Registration Statement filed on October 19, 2021.)
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019 (Incorporated by reference to Form S-1 Registration Statement filed on October 19, 2021.)
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019 (Incorporated by reference to Form S-1 Registration Statement filed on October 19, 2021.)
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019 (Incorporated by reference to Form S-1 Registration Statement filed on October 19, 2021.)
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021, issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021, issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)

10.4	Employment Agreement dated December 7, 2018 – Deepankar Katyal (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.5	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advangelists, LLC and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019.)
10.6	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019.)
10.7

Merchant Agreement dated April 29, 2021, 2021 by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc. (Incorporated by reference to Form S-1 Registration Statement filed on October 19, 2021.)

10.8

Merchant Agreement dated July 28, 2021, by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc. (Incorporated by reference to Form S-1 Registration Statement filed on October 19, 2021.)

10.9	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount) (Incorporated by reference to Form S-1 Registration Statement filed on October 19, 2021.)
10.10	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount) (Incorporated by reference to Form S-1 Registration Statement filed on October 19, 2021.)
10.11	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest) (Incorporated by reference to Form S-1 Registration Statement filed on October 19, 2021.)
21.	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan(Incorporated by reference to Form S-1 Registration Statement filed on October 19, 2021.)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: November 10, 2021	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: November 10, 2021	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

