Form 10-K
period 2021-12-31
Mobiquity Technologies, Inc.
filed 2022-03-30
CIK 1084267

Table of Contents

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 001-41117

MOBIQUITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

New York	11-3427886
(State of jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

35 Torrington Lane Shoreham, NY	11786
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(516) 246-9422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.001 par value	MOBQ	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	MOBQW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

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

As of June 30, 2021, the number of shares of Common Stock held by non-affiliates was approximately 2,382,100 shares based upon 3,100,782 post-split shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $9.50 per share as of June 30, 2021) of the Company’s Common Stock held by non-affiliates was approximately $22,629,950.

The number of shares outstanding of the Registrant’s Common Stock as of March 25, 2022, was 6,560,751.

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

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

i

ii

PART I

Item 1. Business

Company Background

Mobiquity Technologies, Inc. is a next-generation marketing and advertising technology and data intelligence company which operates through our proprietary software platforms in the programmatic advertising space. Our product solutions are comprised of two proprietary software platforms:

•	Our advertising technology operating system (or ATOS) platform; and

•	Our data intelligence platform.

Our Products

The ATOS Platform

Our ATOS platform blends artificial intelligence (or AI) and machine learning (ML) based optimization technology for automatic ad serving that manages digital advertising inventory and campaigns. The ATOS platform:

•	creates an automated marketplace of advertisers and publishers on digital media outlets to host online auctions to facilitate the sale of digital advertising (known as digital real estate) targeted at users while engaged on their internet-connected TV, laptop, tablet, desktop computer, mobile, and over-the-top (or OTT) streaming media devices; and

•	gives advertisers the capability to understand and interact with their audiences and engage them in a meaningful way by using ads in both image and video formats (known as rich media) to increase their awareness, customer base and foot traffic to their e-commerce site, voting site or physical locations.

Our ATOS platform engages with approximately 10 billion advertisement opportunities per day, based on our daily logs. Our sales and marketing strategy for our ATOS platform is focused on providing a de-fragmented operating system that facilitates a considerably more efficient and effective way for advertisers and publishers to transact with each other. Our goal is to become the programmatic display advertising industry standard for small and medium sized advertisers.

Our ATOS technology is proprietary and primarily consists of know-how and trade secrets developed internally, as well as certain open-source software.

Users of the ATOS platform get access to benefits including among other things:

•	ease of set up;

•	targeting features based on audience profiles and location through an in-house data management platform (or DMP);

•	Inventory management and yield optimization;

•	support for all rich media creators’ ad tags;

•	machine learning and AI powered optimization which aids in delivering a higher click through rate on ad links;

•	support for third-party trackers and custom scripts for make-the-most-of-your media (or MOAT) analytics, Integral Ad Science (or IAS), and forensics to enable independent verification by advertisers for transparency;

•	detailed campaign wrap-up reporting that gives a breakdown on publishers, categories, demonstrations, and devices to better understand advertisement campaign performance;

•	access to business intelligence via an analytics dashboard;

•	advanced ad targeting;

•	easy campaign uploading;

•	automated performance optimization;

•	real time reporting;

•	fraud prevention tools; and

•	24x7 support, along with guided managed services to enable users to rapidly harness and operate all the features of the ATOS platform.

Our ATOS platform includes:

•	Adserver;

•	Demand Side Platform;

•	Advertisement quality tools;

•	Analytics dashboard;

•	Avails Engine;

•	Advertisement prediction and delivery tools;

•	Supply quality tools;

•	Private marketplace tools;

•	Audience and location targeting;

•	Wrap up reports;

•	An Advertisement software development kit (or SDK);

•	Prebid adaptor;

•	contextual targeting;

•	identity graph capabilities;

•	cookie syncing; and

•	the updated version of our quality and security tools, among other things for our ATOS platform.

The Data Intelligence Platform

Our data intelligence platform provides precise data and insights on consumer’s real-world behavior and trends for use in marketing and research. We believe, based on our experience in our industry, that we provide one of the most accurate and scaled solutions for data collection and analysis, utilizing multiple proprietary technologies. Our data intelligence platform technology allows for the ingestion and normalization of various data sources, such as location data, transactional data, contextual data, and search data to reach the right target audience with the right message. Utilizing massively parallel cluster computing and machine learning algorithms and technology, our data intelligence solutions make available actionable data for marketers, researchers and application publishers through an automated platform. We are seeking to generate several revenue streams from our data collection and analysis, including, among other things; advertising, data licensing, attribution reporting, and custom research.

We also offer a self-service alternative through our MobiExchange product, which is a SaaS fee model. MobiExchange is a data focused technology solution that enables individuals and companies to rapidly build actionable data and insights for their own use or for resale. MobiExchange’s easy-to-use, self-service tools allow users to reduce the complex technical and financial barriers typically associated with turning offline data, and other business data, into actionable digital products and services. MobiExchange provides out-of-the-box private labeling, flexible branding, content management, user management, user communications, subscriptions, payment, invoices, reporting, gateways to third party platforms, and help desk among other things.

We believe, based on our experience in our industry, that we provide one of the most accurate and scaled solutions for data collection and analysis, utilizing multiple proprietary technologies. MobiExchange is a data focused technology solution that enables individuals and companies to rapidly build actionable data and insights for its own use or for resale. MobiExchange’s easy-to-use, self-service tools allow anyone to reduce the complex technical and financial barriers typically associated with turning offline data, and other business data, into actionable digital products and services. MobiExchange provides out-of-the box private labeling, flexible branding, content management, user management, user communications, subscriptions, payment, invoices, reporting, gateways to third party platforms, and help desk, among other things.

Our data intelligence platform is hosted and managed on Amazon Web Service (AWS) and takes full advantage of open standards for processing, storage, security and big data technology. Specifically, our data intelligence platform uses the following AWS services: EC2, Lambda, Kafka, Kinesis, S3, Storm, Spark, Machine Learning, RDS, Redshift, Elastic Map Reduction, CloudWatch, DataBricks, and Elastic Search Service with built-in Kibana integration.

Our Strategy

Our strategy in the programmatic advertising space is to provide small- to medium-sized enterprises with an efficient and effective end-to-end, fully integrated ATOS platform. We believe that our ATOS platform gives users in these markets the capability of running marketing and branding campaigns without the need for an extensive marketing team, which enables them to better compete with their larger competitors who have greater marketing financial and human capital resources. Our sales and marketing approach is focused on providing a de-fragmented operating system that facilitates a considerably more efficient and effective way for advertisers and publishers to transact with each other. Our goal is to become the programmatic display advertising industry standard for small- and medium-sized advertisers. Mobiquity plans to hire several new sales and sales support individuals to help generate additional revenue through the use of our ATOS platform.

Our strategy is based on a problem we perceived in the advertising technology industry as it has rapidly grown over the last 10 years. We viewed the technology in the industry to be highly fragmented and thus inefficient. Many advertisers have had to mix multiple vendors’ different technologies, or bolt-on third-party technology to legacy technology, in an effort to create an integrated solution. Often this has resulted in the absence of a central source to address problems with an integrated system that arise. The flaws that this type of stacked technology ecosystem has includes:

•	Increased cost -- this results from integration costs, technology management costs and revenue sharing arrangements among vendors providing different components of the system.

•	Decreased speed -- the automated buying and selling of digital advertising space happens in micro-seconds and when the technology stack comprising the system has to work through several distinct vendor components, the system is inherently slower than a single vendor all-inclusive platform.

•	Lack of transparency – a digital programmatic advertising campaign is comprised of a multitude of metrics each of which can be optimized by the advertiser according to its needs. Lack of transparency occurs when the digital programmatic advertising campaign jumps from its primary platform to the add-on vendors’ platform and the advertiser is unable to see or access certain of the metrics covered by a particular vendor’s component. The user thus loses the ability to optimize that part of the campaign. This is exacerbated as more add-on technologies are added to the system.

We believe our products address and solve the flaws of a stacked system.

A typical digital advertising campaign requires the following components:

•	Data Management Platform (or DMP)

•	Demand-Side Platform (or DSP)

•	Supply-Side Platform (or DSP)

•	Bidder

•	Ad Server

•	Ad Network

•	Supply Quality Tools

•	Fraud Detection

•	Analytical Tools

•	Reporting Dashboard

Many of the companies we target have between 50-70% of the above components and outsource the rest to vendors who bolt-on technology to those companies’ legacy technology which often results in the flaws discussed above. We provide a single-vendor end-to-end solution integrating the required components from a single source that work together because they are built together, in an effective and cost-efficient way. Our ATOS platform decreases the effective cost-basis for users by integrating all the necessary capabilities at no additional cost: DSP and bidding technologies, AdCop™ Fraud Protection, rich media and ad serving, attribution, reporting dashboard and DMP are all included.

Our Revenue Streams

We target brands, advertising agencies and other advertising technology companies as our audience for our ATOS platform products. The ATOS platform creates three revenue streams.

•	The first is licensing the ATOS platform as a white-label product for use by advertising agencies, demand-side platforms (or DSP’s), brands and publishers. Under the white-label scenario, the user licenses the ATOS platform from us and is responsible for running its own business operations and is billed a percentage of amounts spent on advertising run through the platform.

•	The second revenue stream is a managed services model, in which, the user is billed a higher percentage of revenue run through the platform, but all services are managed by us.

•	The third revenue model is a seat model in which our customer uses our platform and we provide customer service but the customer does everything else, where the user is billed a percentage of revenue run through the platform and business operations are shared between the user and us.

Our data intelligence revenue is driven by managed services for advertising agencies; brands; market researchers; university research departments; healthcare; and financial, sports, pet, civil planning, transportation, and other data and technology companies. Often-times sales to users of our data intelligence platform will lead to them to our ATOS platform as well.

Our Intellectual Property

Our portfolio of technology consists of various intellectual property including proprietary source code, trade secrets and know-how that we have developed internally. We own our technology, although we use open source software for certain aspects, and we protect it though trade secrets and confidentiality requirements set out in our employee handbook which each employee acknowledges, and assigning any technology creations and improvements to us. We also have two patents that relate to our location-based mobile advertising technology business which we are not operating. These patents and patents pending are not material to, or used in, our ATOS or data intelligence related technology that we use in our current operations.

Governmental Regulations

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. We strive to comply with all applicable laws, regulations, self-regulatory requirements and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. As we develop and provide solutions that address new market segments, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. From time to time, we may be notified of or otherwise become aware of additional laws and regulations that governmental organizations or others may claim should be applicable to our business. Our failure to anticipate the application of these laws and regulations accurately, or other failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our net revenues to decrease, our costs to increase or our business otherwise to be harmed. See “Item 1A.”

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet, e-commerce and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. See “Item 1A.”

Competition

We compete in the data, marketing and research business and in all other facets of our business against small, medium and large companies throughout the United States. Some examples include companies such as Liveramp, Groundtruth and Nielsen. Although we can give no assurance that our business will be able to compete against other companies with greater experience and resources, we believe we have a competitive advantage with our proprietary software and technology platform based on our view that our competitor’s products do not provide the end-to-end solutions that our product solutions do, and their minimum fees are substantially higher than ours for a comparative suite of solutions. See “Item 1A.”

Employees and Contractors

As of December 31, 2021, we have 13 employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize several additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

Customers

During 2020, sales of our products to four customers generated approximately 36% of our revenues. During 2021, sales of our products to four customers generated approximately 31% of our revenues. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice.

Debt and Receivables Purchase Financing

We have the following debt financing in place:

Gene Salkind, who is our Chairman of the Board and one of our directors, and his affiliate provided us an aggregate of $2,700,000 in convertible debt financing for convertible promissory notes and common stock purchase warrants. Dr. Salkind’s principal debt was reduced to $2,562,500 in December 2021. See “Item 13.”

Business Capital Providers, Inc. purchased certain future receivables from the Company at a 26% discount under the following agreements on the following terms:

•	Pursuant to a Merchant Agreement dated July 28, 2021, Business Capital Providers purchased $405,000 of future receivables for a purchase price of $300,000. Under the agreement, the Company agrees to have all receivables collected be deposited into a bank account from which the purchased receivables are remitted to Business Capital Providers daily, at the daily percentage of 9% of the daily banking deposits, or daily amounts of $2,531.25, for the term of 160 days. The Company is responsible for ensuring there are sufficient funds in the account to cover the daily payments. Under the agreement, the Company paid an origination fee of 5% of the purchase price. In the event of a default under the agreement, Business Capital Providers may institute an action to enforce its rights, including recovery of its costs of enforcement. Events of default under the agreement include, among others: the Company’s breach of any provision or representation under the agreement; failure to give 24 hours’ notice there will be insufficient funds to cover a daily remittance; the Company offers for sale or sells a substantial portion of its assets or its business; the Company uses other depository accounts, or closes or changes its depository account from which daily remittances are made; a material change in the Company’s operations; loss of a key employee, customer or supplier of the Company; any change in stock float, voting rights or issuance of voting shares; the Company’s failure to renew a real property lease; any Company default under another agreement with Business Capital Providers; or any form of bankruptcy filing or declaration by or for the Company. The Agreement further provides that in the event of a default, lieu of personal guarantees by any Company principals, or if otherwise mutually agreed, Business Capital Providers may convert any portion of amounts payable to it into shares of common stock of the Company at a price equal to 85% of the lowest volume weighted average price for each of the five trading days preceding the conversion date; provided that Business Capital Providers will not convert into shares that will result in it owning more than 4.99% of the Company’s then outstanding shares of common stock.

•	Pursuant to a Merchant Agreement dated April 29, 2021, purchased $405,000 of future receivables for a purchase price of $300,000 on terms which are substantially the same as the July 28, 2021, Merchant Agreement, except that the daily percentage is 13% and the daily payment is $2,700 per day for a term of 150 business days.

•	In the fourth quarter of 2021, Business Capital Providers assigned its Merchant Agreement and related debt described in this paragraph to non-affiliated third parties, which subsequently converted $89,100 in outstanding indebtedness into 13,103 common shares pursuant to its terms.

•	The Company previously entered into separate Merchant Agreements with Business Capital Providers on eight occasions prior to the April 29, 2021, Merchant Agreement, starting in June 2019, for an aggregate of $1,060,000 in financing, at varying purchase amounts, daily percentages and daily payments, all of which were satisfied in full.

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

On September 20, 2021, the Company entered into securities purchase agreements, with two accredited investors, Talos Victory Fund, LLC and Blue Lake Partners LLC, pursuant to which the Company issued 10% promissory notes with a maturity date of September 20, 2022, in the aggregate principal amount of $1,125,000. In addition, the Company issued warrants to purchase an aggregate of 56,250 shares of its common stock to these holders. Spartan Capital Securities LLC and Revere Securities LLC acted as placement agents on this transaction. The promissory notes include the following terms:

•	Interest at the annual rate of 10%.

•	The notes carry original issue discount of $112,500 in the aggregate. Accordingly, the total net principal of this debt was $1,012,500.

•	The Company is required to make interim payments to the holders in the aggregate amount of $225,000, on or before March 18, 2022, towards the repayment of the balance of the notes. The Company may prepay the principal sum under the notes then outstanding plus accrued and unpaid interest in full at any time without any prepayment premium; however, the Company is required to pay a minimum amount of the first 12 months of interest under the notes

•	The holders may convert the notes and exercise the warrants into the Company’s common stock (subject to contractual beneficial ownership limitations of 4.99%). The holders have the right to convert the notes at any time into shares of common stock at a conversion price of $5.00 per share; provided, however, if the Company consummates a so-called uplisting offering to a national exchange within 180 days after the closing date, then the Note conversion price shall adjust to equal 70% of the price per share of common stock in that offering. The warrants may also be exercised at any time from date of issuance over a period of five years at the exercise price then in effect. The initial warrant exercise price shall equal $10.00 per share; provided however, if the Company consummates the uplisting offering within the 180-day period noted above, then the exercise price shall adjust to equal 130% of the price per share in that offering. The warrants contain cashless exercise provisions. Both the notes and the warrants contain customary anti-dilution provisions which could cause an adjustment to the conversion price of the notes and the exercise price of the warrants.

•	The Company is required to make interim payments to the holders in the aggregate amount of $225,000, on or before March 18, 2022, towards the repayment of the balance of the notes. The Company may prepay the principal sum under the notes then outstanding plus accrued and unpaid interest in full at any time without any prepayment premium; however, the Company is required to pay a minimum amount of the first 12 months of interest under the notes.

•	The holders may convert the notes and exercise the warrants into the Company’s common stock (subject to contractual beneficial ownership limitations of 4.99%). The holders have the right to convert the notes at any time into shares of common stock at a conversion price of $5.00 per share; provided, however, if the Company consummates a so-called uplisting offering to a national exchange within 180 days after the closing date, then the Note conversion price shall adjust to equal 70% of the price per share of common stock in that offering. The warrants may also be exercised at any time from date of issuance over a period of five years at the exercise price then in effect. The initial warrant exercise price shall equal $10.00 per share; provided however, if the Company consummates the uplisting offering within the 180-day period noted above, then the exercise price shall adjust to equal 130% of the price per share in that offering. The warrants contain cashless exercise provisions. Both the notes and the warrants contain customary anti-dilution provisions which could cause an adjustment to the conversion price of the notes and the exercise price of the warrants.

•	The notes provide that so long as the Company has any obligations under the Notes, the Company will not, among other things:
o	Incur or guarantee any indebtedness which is senior or equal to the notes.
o	Redeem or repurchase any shares of stock, warrants, rights or options without the holders’ consent.
o	Sell, lease or otherwise dispose of a significant portion of its assets without the holders’ consent.

•	The notes contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the notes or security purchase agreements.

•	In an event of default under the notes, which has not been cured within any applicable cure period, if any, the notes shall become immediately due and payable and the Company shall pay to the holders an amount equal to the principal sum then outstanding plus accrued interest, multiplied by 125%. Additionally, upon the occurrence of an event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

On the closing date of this financing, the holders delivered the net amount of $910,000 of the purchase price to the Company in exchange for the notes (which was net of the original issue discount and other fees and expenses relate to this financing).

On October 19, 2021, the Company filed a Form S-1 Registration Statement (File no. 333-260364) with the Securities and Exchange Commission to raise over $10 million dollars in an underwritten public offering. The next day the Company filed an application to list our common stock on the NASDAQ Capital Market under the symbol “MOBQ.” This offering was completed on December 13, 2021, and the Company retired the loans of, Talos Victory Fund, LLC and Blue Lake Partners LLC out of the gross proceeds it received of approximately $10.3 million. Also, Talos Victory Fund, LLC and Blue Lake Partners, LLC converted all of their warrants on a cashless basis into 24,692 common shares and 24,692 common shares, respectively.

Corporate Structure

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

We originally acquired a 48% membership interest and Glen Eagles Acquisition LP acquired a 52% membership interest in Advangelists in a merger transaction in December 2018 for consideration valued at $20 Million. At the time Glen Eagles was a shareholder of the Company, owning 412,500 shares of our common stock. The Company became, and remains, the sole manager of Advangelists following the merger with sole management power. In consideration for the merger:

•	Mobiquity issued warrants for 269,384 shares of common stock at an exercise price of $56 per share to the pre-merger Advangelsts’ members, and, in February 2019, upon the attainment of the vesting threshold of Advangelists’ combined revenues for the months of December 2018 and January 2019 being at least $250,000, the Company transferred 9,209,722 shares of Gopher Protocol, Inc. common stock to the pre-merger Advangelists members. The Mobiquity warrants were valued at a total of $3,844,444, and the Gopher shares of common stock were valued at a total of $6,155,556.

•	Glen Eagles paid the pre-merger Advangelists members $10 million. $500,000 was paid at closing in cash (which the Company advanced on behalf of Glen Eagles without any agreement regarding repayment of the advance), and $9,500,000 was paid by Glen Eagles’ promissory note to Deepanker Katyal, as representative of pre-merger Advangelists members, payable in 19 monthly installments of $500,000 each.

The Company acquired 3% of the Advangelists’ membership interests from Glen Eagles in April 2019 in satisfaction of the Company’s $500,000 closing payment advance to Glen Eagles, resulting in Mobiquity owning 51% and Glen Eagles owning 49% of Advangelists.

In May 2019 the Company acquired the remaining 49% of Advangelists’ membership interests from Glen Eagles, becoming the 100% owner of Advangelists, in a transaction involving the Company, Glen Eagles, and Gopher Protocol, Inc. In that transaction, Gopher acquired the 49% Advangelists membership interest from Glen Eagles and assumed Glen Eagles’ promissory note to Deepanker Katyal, as representative of the pre-merger Advangelists owners, which had a remaining balance of $7,512,500, in satisfaction of indebtedness owed by Glen Eagles to Gopher. Concurrently with that transaction, the Company acquired the 49% of Advangelists membership interest from Gopher and assumed the promissory note in consideration. Additionally, warrants for 300,000 shares of Company common stock which are issuable upon the conversion of Mobiquity Class AAA preferred stock owned by Gopher were amended to provide for a cashless exercise. In September 2019, the assumed note, which then had a principal balance of $6,780,000, was amended and restated to provide that:

•	$5,250,000 of the principal was payable in 65,625 shares of the Company’s Class E Preferred Stock, which is convertible into 164,062.50 shares the Company’s common stock, plus warrants to purchase 82,031.25 Company shares of common stock, at an exercise price of $48 per share; and

•	$1,530,000 of the principal balance, plus all accrued and unpaid interest under the promissory note was payable in three monthly installments of $510,000 each.

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

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Exchange Act. We are subject to disclosure filing requirements including filing Annual Reports on Form 10-K annually and Quarterly Reports on Form 10-Q quarterly. In addition, we will file Current Reports on Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, including our Forms 10-K, 10-Q and 8-K and registration statements and proxy and information statements, at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549, or you can read our SEC filings over the Internet at the SEC’s website at http://www.sec.gov.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

An investment in our securities is highly speculative, involves a high degree of risk and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this Form 10-K, including our financial statements and the related notes, before you decide to buy our securities. If any of the following risks actually occurs, then our business, financial condition or results of operations could be materially adversely affected, the trading of our common stock and warrants could decline, and you may lose all or part of your investment therein. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

Risks Relating to our Business Operations

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2021, and 2020.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2021, and 2020, we reported net losses of $35,213,541 and $15,029,395, respectively, and cash flow from operating activities of $(5,870,635) and $(4,750,443). As of December 31, 2021, we had an aggregate accumulated deficit of $221,116,625. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the foreseeable future. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern, and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2021, and 2020.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock issued in this offering, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing, including funds to be raised in this offering. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if this offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Item 7.”

We cannot predict our future capital needs and we may not be able to secure additional financing.

From January 2013 through December 2021, we raised a total of over $60 million in private equity and debt financing to support our transformation from an integrated marketing company to a technology company. Since we might be unable to generate recurring or predictable revenue or cash flow to fund our operations, we will likely need to seek additional (perhaps substantial) equity or debt financing even following this offering to provide the capital required to maintain or expand our operations. We expect that we will also need additional funding for developing products and services, increasing our sales and marketing capabilities, and acquiring complementary companies, technologies and assets (there being no such acquisitions which we have identified or are pursuing as of the date of this Form 10-K), as well as for working capital requirements and other operating and general corporate purposes. We cannot predict our future capital needs with precision, and we may not be able to secure additional financing on terms satisfactory to us, if at all, which could lead to termination of our business.

If we elect to raise additional funds or additional funds are required, we may seek to raise funds from time to time through public or private equity offerings, debt financings or other financing alternatives. Additional equity or debt financing may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing operational development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations. Failure to secure additional financing on favorable terms could have severe adverse consequences to us.

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

In the event we remain a going concern, the impacts of the global emergence of Coronavirus disease (COVID-19) on our business, sources of revenues and the general economy, are currently not fully known. We are conducting business as usual with some modifications to employee work locations, and cancellation of certain marketing events, among other modifications. We lost a purchase order in excess of one million dollars with a major US sports organization. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, although we do anticipate it to continue to negatively impact our financial results during fiscal years 2022 and 2023.

Forecasts of our revenue are difficult.

When purchasing our products and services, our clients and prospects are often faced with a significant commitment of capital, the need to integrate new software and/or hardware platforms and other changes in company-wide operational procedures, all of which result in cautious deliberation and evaluation by prospective clients, longer sales cycles and delays in completing transactions. Additional delays result from the significant up-front expenses and substantial time, effort and other resources necessary for our clients to implement our solutions. For example, depending on the size of a prospective client’s business and its needs, a sales cycle can range from two weeks to 12 months. Because of these longer sales cycles, revenues and operating results may vary significantly from period to period. As a result, it is often difficult to accurately forecast our revenues for any fiscal period as it is not always possible for us to predict the fiscal period in which sales will actually be completed. This difficulty in predicting revenue, combined with the revenue fluctuations we may experience from period to period, can adversely affect and cause substantial fluctuations in our stock price.

The reliability of our product solutions is dependent on data from third parties and the integrity and quality of that data.

Much of the data that we use is licensed from third-party data suppliers, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if our data suppliers were to withhold their data from us. For example, data suppliers could withhold their data from us if there is a competitive reason to do so; if we breach our contract with a supplier; if they are acquired by one of our competitors; if legislation is passed restricting the use or dissemination of the data they provide; or if judicial interpretations are issued restricting use of such data. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we sever ties with our data suppliers based on their inability to meet our data standards, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues.

The reliability of our solutions depends upon the integrity and quality of the data in our database. A failure in the integrity or a reduction in the quality of our data could cause a loss of customer confidence in our solutions, resulting in harm to our brand, loss of revenue and exposure to legal claims. We may experience an increase in risks to the integrity of our database and quality of our data as we move toward real-time, non-identifiable, consumer-powered data through our products. We must continue to invest in our database to improve and maintain the quality, timeliness and coverage of the data if we are to maintain our competitive position. Failure to do so could result in a material adverse effect on our business, growth and revenue prospects.

Our business practices with respect to data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. We strive to comply with all applicable laws, regulations, self-regulatory requirements and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with federal, state or international laws or regulations, including laws and regulations regulating privacy, data security, marketing communications or consumer protection, or other policies, self-regulatory requirements or legal obligations could result in harm to our reputation, a loss in business, and proceedings or actions against us by governmental entities, consumers, retailers or others. We may also be contractually liable to indemnify and hold harmless performance marketing networks or other third parties from the costs or consequences of noncompliance with any laws, regulations, self-regulatory requirements or other legal obligations relating to privacy, data protection and consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any such proceeding or action, and any related indemnification obligation, could hurt our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. Furthermore, the costs of compliance with, and other burdens imposed by, the data and privacy laws, regulations, standards and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our products.

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

Our product platforms are hosted and managed on Amazon Web Service (AWS) and takes full advantage of open standards for processing, storage, security and big data technology. Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business, results of operations and financial condition. Our business is heavily dependent upon highly complex data processing capability. The ability of our platform hosts and managers to protect these data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters is beyond our control and is critical to our ability to succeed.

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

Our technology may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our technology or the systems incorporating our technology may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our solution, impair the reputation of our brand and diminish the attractiveness of our product offerings to our customers.  In addition, we may utilize third party technology or components in our products, and we rely on those third parties to provide support services to us. Failure of those third parties to provide necessary support services could materially adversely impact our business.

We need to protect our intellectual property, or our operating results may suffer.

Third parties may infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights. As our business is focused on data-driven results and analytics, we rely heavily on proprietary information technology. Our proprietary portfolio consists of various intellectual property including source code, trade secrets, and know-how. The extent to which such rights can be protected is substantially based on federal, state and common law rights as well as contractual restrictions. The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others. If we do not enforce our intellectual property rights vigorously and successfully, our competitive position may suffer which could harm our operating results.

We could incur substantial costs and disruption to our business as a result of any claim of infringement of another party’s intellectual property rights, which could harm our business and operating results.

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

We face intense and growing competition, which could result in reduced sales and reduced operating margins, and limit our market share.

We compete in the data, marketing and research business and in all other facets of our business against small, medium and large companies throughout the United States. Some examples include companies such as LiveRamp, Beeswax and TradeDesk. If we are unable to successfully compete for new business our revenue growth and operating margins may decline. The market for our advertising and marketing technology operating system platform is competitive. We believe that our competitors’ product offerings do not provide the end-to-end solutions our product solutions do, and their minimum fees are substantially higher than ours for a comparative suite of solutions. However, barriers to entry in our markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of these competitors may be in a better position to develop new products and strategies that more quickly and effectively respond to changes in customer requirements in our markets. The introduction of competent, competitive products, pricing strategies or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business. Our failure to meet a client’s expectations in any type of contract may result in an unprofitable engagement, which could adversely affect our operating results and result in future rejection of our products and services by current and prospective clients. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. These pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

Many of our competitors are substantially larger than we are and have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

We can provide no assurance that our business will be able to maintain a competitive technology advantage in the future.

Our ability to generate revenues is substantially based upon our proprietary intellectual property that we own and protect through trade secrets and agreements with our employees to maintain ownership of any improvements to our intellectual property. Our ability to generate revenues now and in the future is based upon maintaining a competitive technology advantage over our competition. We can provide no assurances that we will be able to maintain a competitive technology advantage in the future over our competitors, many of whom have significantly more experience, more extensive infrastructure and are better capitalized than us.

No assurances can be given that we will be able to keep up with a rapidly changing business information market.

Consumer needs and the business information industry as a whole are in a constant state of change. Our ability to continually improve our current processes and products in response to these changes and to develop new products and services to meet those needs are essential in maintaining our competitive position and meeting the increasingly sophisticated requirements of our customers. If we fail to enhance our current products and services or fail to develop new products in light of emerging industry standards and information requirements, we could lose customers to current or future competitors, which could result in impairment of our growth prospects and revenues.

The market for programmatic advertising campaigns is relatively new and evolving. If this market develops slower or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

A substantial portion of our revenue has been derived from customers that programmatically purchase and sell advertising inventory through our platform. We expect that spending on programmatic ad buying and selling will continue to be a significant source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing spend through our platform. The market for programmatic ad buying is an emerging market, and our current and potential customers may not shift quickly enough to programmatic ad buying from other buying methods, reducing our growth potential. Because our industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in similarly rapidly evolving industries, including the need to:

•	Maintain our reputation and build trust with advertisers and digital media property owners;

•	Offer competitive pricing to publishers, advertisers, and digital media agencies;

•	Maintain quality and expand quantity of our advertising inventory;

•	Continue to develop, launch and upgrade the technologies that enable us to provide our solutions;

•	Respond to evolving government regulations relating to the internet, telecommunications, mobile, privacy, marketing and advertising aspects of our business;

•	Identify, attract, retain and motivate qualified personnel; and

•	Cost-effectively manage our operations, including our international operations.

If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.

Our failure to maintain and grow the customer base on our platform may negatively impact our revenue and business.

To sustain or increase our revenue, we must regularly add both new advertiser customers and publishers, while simultaneously keeping existing customers to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. If our competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with ours, our ability to sell access to our platform to new or existing customers could be impaired. Our agreements with our customers allow them to change the amount of spending on our platform or terminate our services with limited notice. Our customers typically have relationships with different providers and there is limited cost to moving budgets to our competitors. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our customers will continue to use our platform or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue. If a major customer representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that our revenue could be significantly reduced.

We rely substantially on a limited number of customers for a significant percentage of our sales.

During the year ended December 31, 2021, sales of our products to four customers generated 31% of our revenues. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. If we lose any of our customers, or any of them decide to scale back on purchases of our products, it will have a material adverse effect on our financial condition and prospects. Therefore, we must engage in continual sales efforts to maintain revenue, sustain our customer relationships and expand our client base or our operating results will suffer. If a significant client fails to renew a contract or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business is not obtained to replace or supplement that which was lost. We may require additional financial resources to expand our internal and external sales capabilities, although we plan to use a portion of the net proceeds from our December 2021 public offering for this purpose. We cannot assure that we will be able to sustain our customer relationships and expand our client base. The loss of any of our current customers or our inability to expand our customer base will have a material adverse effect on our business plans and prospects.

If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain advertisers and publishers and our revenue and results of operations may decline.

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly make investment decisions regarding our offerings and technology to meet customer demand and evolving industry standards. We may make wrong decisions regarding these investments. If new or existing competitors have more attractive offerings or functionalities, we may lose customers or customers may decrease their use of our platform. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. If we fail to adapt to our rapidly changing industry or to evolving customer needs, demand for our platform could decrease and our business, financial condition and operating results may be adversely affected.

We may not be able to integrate, maintain and enhance our advertising solutions to keep pace with technological and market developments.

The market for digital video advertising solutions is characterized by rapid technological change, evolving industry standards and frequent introductions of new products and services. To keep pace with technological developments, satisfy increasing publisher and advertiser requirements, maintain the attractiveness and competitiveness of our advertising solutions and ensure compatibility with evolving industry standards and protocols, we will need to anticipate and respond to varying product lifecycles, regularly enhance our current advertising solutions and develop and introduce new solutions and functionality on a timely basis. This requires significant investment of financial and other resources. For example, we will need to invest significant resources into expanding and developing our platforms in order to maintain a comprehensive solution. Ad exchanges and other technological developments may displace us or introduce an additional intermediate layer between us and our customers and digital media properties that could impair our relationships with those customers.

If we fail to detect advertising fraud, we could harm our reputation and hurt our ability to execute our business plan.

As we are in the business of providing services to publishers, advertisers and agencies, we must deliver effective digital advertising campaigns. Despite our efforts to implement fraud protection techniques in our platforms, some of our advertising and agency campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by computers designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given digital advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. Industry self-regulatory bodies, the U.S. Federal Trade Commission and certain influential members of Congress have increased their scrutiny and awareness of, and have taken recent actions to address, advertising fraud and other malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business.

The loss of advertisers and publishers as customers could significantly harm our business, operating results and financial condition.

Our customer base consists primarily of advertisers and publishers. We do not have exclusive relationships with advertising agencies, companies that are advertisers, or publishers, such that we largely depend on agencies to work with us as they embark on advertising campaigns for advertisers. The loss of agencies as customers and referral sources could significantly harm our business, operating results and financial condition. If we fail to maintain satisfactory relationships with an advertising agency, we risk losing business from the advertisers represented by that agency.

Furthermore, advertisers and publishers may change advertising agencies. If an advertiser switches from an agency that utilizes our platform to one that does not, we will lose revenue from that advertiser. In addition, some advertising agencies have their own relationships with publishers that are different than our relationships, such that they might directly connect advertisers with such publishers. Our business may suffer to the extent that advertising agencies and inventory suppliers purchase and sell advertising inventory directly from one another or through intermediaries other than us.

Our sales efforts with advertisers and publishers require significant time and expense.

Attracting new advertisers and publishers requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships.

Our solutions, including our programmatic solutions, and our business model often requires us to spend substantial time and effort educating our own sales force and potential advertisers, advertising agencies, supply side platforms and digital media properties about our offerings, including providing demonstrations and comparisons against other available solutions. This process is costly and time-consuming. If we are not successful in targeting, supporting and streamlining our sales processes, our ability to grow our business may be adversely affected.

Changes in consumer sentiment or laws, rules or regulations regarding tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect data on consumer shopping behavior.

The collection and use of electronic information about users is an important element of our data intelligence technology and solutions. However, consumers may become increasingly resistant to the collection, use and sharing of information, including information used to deliver advertising and to attribute credit to publishers in performance marketing programs, and take steps to prevent such collection, use and sharing of information. For example, consumer complaints and/or lawsuits regarding advertising or other tracking technologies in general and our practices specifically could adversely impact our business. In addition to this change in consumer preferences, if retailers or brands perceive significant negative consumer reaction to targeted advertising or the tracking of consumers’ activities, they may determine that such advertising or tracking has the potential to negatively impact their brand. In that case, advertisers may limit or stop the use of our solutions, and our operating results and financial condition would be adversely affected.

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

We are subject to payment-related risks and, if our customers do not pay or dispute their invoices, our business, financial condition and operating results may be adversely affected.

We may be involved in disputes with agencies and their advertisers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to collect or make adjustments to bills to customers, we could incur write-offs for bad debt, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition and operating results. Even if we are not paid by our customers on time or at all, we are still obligated to pay for the advertising inventory we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

If we default on our credit obligations, our operations may be interrupted, and our business and financial results could be adversely affected.

Publishers extend us credit terms for the purchase of advertising inventory. We currently have outstanding payables to existing publishers. If we are unable to pay our publishers in a timely fashion, they may elect to no longer sell us inventory to provide for sale to advertisers. Also, it may be necessary for us to incur additional indebtedness to maintain operations of the Company. If we default on our credit obligations, our lenders and debt financing holders may, among other things:

•	require repayment of any outstanding obligations or amounts drawn on our credit facilities;

•	terminate our credit;

•	stop delivery of ordered equipment;

•	discontinue our ability to acquire inventory that is sold to advertisers;

•	require us to accrue interest at higher rates; or

•	require us to pay significant damages.

If some or all of these events were to occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, financial results, and financial condition, could be adversely affected.

Our failure to recruit or the loss of management and highly trained and qualified personnel could adversely affect our operations.

Our future success depends in large part on our current senior management team and our ability to attract and retain additional high-quality management and operating personnel. Our senior management team’s in-depth knowledge of and deep relationships with the participants in our industry are extremely valuable to us. Our business also requires skilled technical and marketing personnel, who are in high demand and are often subject to competing offers. Our failure to recruit and retain qualified personnel could hinder our ability to successfully develop and operate our business, which could have a material adverse effect on our financial position and operating results.

The complexity of our data products, processing functionality, software systems and services require highly trained professionals to operate, maintain, improve and repair them. While we presently have a sophisticated, dedicated and experienced team of associates who have a deep understanding of our business, some of whom have been with Mobiquity for years, the labor market for these individuals has historically been, and is currently, very competitive due to the limited number of people available with the necessary technical skills and understanding, compensation strategies, general economic conditions and various other factors. As the business information and marketing industries continue to become more technologically advanced, we anticipate increased competition for qualified personnel. The loss of the services of highly trained personnel like the Company’s current team of associates, or the inability to recruit and retain additional, qualified associates, could have a material adverse effect on our business, financial position or operating results.

Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. Our indebtedness could have other important consequences to you as a shareholder. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments could result in an event of default under our debt financing agreements;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.

Risks Relating to An Investment in Our Securities

Our common stock and warrants are listed on the Nasdaq Capital Market. There can be no assurance that we will be able to comply with Nasdaq Capital Market’s continued listing standards.

Our common stock in the past has been thinly traded on the over -the- counter OTCQB market. As a condition to consummating our December 2021 public offering of over $10 million, our common stock and warrants have become listed on the Nasdaq Capital Market. There can be no assurance any broker will be interested in trading our stock and warrants. Therefore, it may be difficult to sell your shares of common stock or warrants if you desire or need to sell them. Our underwriters of our December 2021 offering in which we raised over $10 million in gross proceeds are not obligated to make a market in our common stock or warrants, and even if it makes a market, it can discontinue market making at any time without notice. We can provide no assurance that an active and liquid trading market in our common stock and/or warrants will develop or, if developed, that such market will continue.

Our common stock and warrants are listed on the Nasdaq Capital Market. However, there is no guarantee that we will be able to maintain such listing for any period of time by perpetually satisfying Nasdaq Capital Market’s continued listing requirements. Our failure to continue to meet these requirements may result in our common stock and warrants being delisted from Nasdaq Capital Market.

The market price of our common stock and warrants is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock and our warrants is likely to be highly volatile in the future. You may not be able to resell shares of our common stock or our warrants following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our operating results;
•	the absence of securities analysts covering us and distributing research and recommendations about us;
•	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;
•	overall stock market fluctuations;
•	announcements concerning our business or those of our competitors;
•	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	conditions or trends in the industry;
•	litigation;
•	changes in market valuations of other similar companies;
•	future sales of common stock;
•	departure of key personnel or failure to hire key personnel; and
•	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock and/or warrants. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and/or warrants, regardless of our actual operating performance.

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

We currently have approximately 4.2 million shares of common stock free trading out of a total of 6.5 million outstanding common shares. Any increase in freely trading shares or the perception that such securities will or could come onto the market could have an adverse effect on the trading price of the securities. No prediction can be made as to the effect, if any, that sales of these securities, or the availability of such securities for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock and warrants may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities or impair our shareholders’ ability to sell on the open market. Additionally, any substantial increase of our shares that are eligible to be sold into the market in the near future could cause the market price of our common shares to drop significantly, even if our business is doing well.

Our common stock and our warrants (forming part of the units offered hereby) may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

Our common stock and warrants may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00) in the future. While our common stock and warrants are currently not considered “penny stock” since they are listed on the Nasdaq Capital Market, if we are unable to maintain that listing and our common stock and warrants are no longer listed on the Nasdaq Capital Market, unless we maintain a per-share price above $5.00, our common stock and warrants will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

•	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

•	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock or our warrants and may affect your ability to resell our common stock and our warrants.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock or our warrants will not be classified as a “penny stock” in the future.

We do not intend to pay dividends for the foreseeable future and thus you must rely on stock appreciation for any return on your investment.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. As a result, you must rely on stock appreciation and a liquid trading market for any return on your investment. If an active and liquid trading market does not develop, you may be unable to sell your shares of common stock at or above the price in this offering at the time you would like to sell.

Our principal stockholders, directors and executive officers have a material level of control over us, which could delay or prevent a change in our corporate control favored by our other stockholders.

As of the date of this Form 10-K, our principal stockholders, directors and executive officers beneficially own, in the aggregate, approximately 37% of our outstanding common stock. The interests of our current directors and executive officers may differ from the interests of other stockholders. As a result, these current directors and officers could have the ability to exercise material influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Our board of directors has the power to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the power to issue preferred stock without further shareholder approval, subject to applicable listing regulations. As a result, our board of directors could authorize the issuance of new series of preferred stock that would grant to holders thereof certain rights in preference to the rights of our common stockholders to:

•	our assets upon liquidation;

•	receive dividend payments ahead of holders of common shares;

•	the redemption of the shares, together with a premium, prior to the redemption of our common shares;

•	vote to approve matters as a separate class or have more votes per share relative to shares of common stock.

In addition, our board of directors could authorize the issuance of new series of preferred stock that is convertible into our common shares, or may also authorize the sale of additional shares of authorized common stock, which could decrease the relative voting power of our common shares or result in dilution to our existing shareholders.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements, and the maintenance listing requirements if we become listed on NASDAQ, that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our management team is relatively inexperienced in complying with these requirements, and our management resources are limited, which may lead to errors in our accounting and financial statements, and which may impair our operations. This inexperience and lack of resources may also increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis or comply with NASDAQ listing requirements, resulting in loss of market confidence and/or governmental or private actions against us, or delisting from NASDAQ. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

We could become subject to shareholder litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

The market for our securities may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price may continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may become the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

We in the past identified significant deficiencies in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements.

We have concluded that we have not maintained effective internal control over financial reporting through the years ended December 31, 2021, and December 31, 2020. The Company determined that it has deficiencies over financial statements recording in areas of recording revenue and expenses in proper cut off as well as proper classification of accounts. Significant deficiencies and material weaknesses in our internal control could have a material adverse effect on us. Due to these deficiencies, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We are working to remediate these deficiencies and material weaknesses. We are taking steps to enhance our internal control environment to establish and maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance. In this regard, the Company in December 2021 adopted several corporate governance policies, and it has established various committees of the Board of Directors, including an Audit Committee comprised of three independent directors in accordance with Nasdaq Rule 5605(c)(2). One of the Audit Committee’s priorities will be to begin the process of segregating tasks and processes to ensure proper internal controls. In connection with this process, the Company plans to implement the following initiatives under the oversight of the Audit committee.

•	Hire additional staff to the Finance department with sufficient GAAP experience.

•	Implement ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

•	Hire a consultant to assist in internal control review, testing of procedures and processes, and analysis as described in “Item 9A”.

•	Initiate a preliminary assessment of management’s internal controls over financial reporting.

•	Improve documentation of existing internal controls and procedures and train personnel to help ensure they are properly followed.

We have hired Refidential One - SOX Consultants who have set up a time table to review testing procedures and analysis as follows:

Phase 1, which shall be completed on or about the Company filing its form 10-K for December 31, 2021, will be to identify the gaps and suggested remediations in 2021.

Phase 2, to be completed on or about June 30,2022, (contingent upon the Company implementing remediation plan) will have all the narratives updated and risk control matrixes (“RCM”) created and available for testing.

Phase 3, to commence on or about July 15th, 2021 and to be completed for the third quarter ending September 30,2022, will include the testing of all the key controls identified, implemented in Phases 1 and 2 above.

Phase 4, if necessary, will be to retest the failures in Phase 3. Phase 4 testing enables MOBI to rectify any fails from Phase 3 testing, thus reducing the likelihood of significant deficiencies.

Although we plan to undertake and complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weaknesses.

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information, and to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, any one of which could adversely affect our business prospects.

If an active, liquid trading market for our publicly held warrants does not develop, you may not be able to sell your warrants quickly or at a desirable price.

Our publicly held warrants are immediately exercisable and expire on December 13, 2026. The warrants will have an initial exercise price per share equal to $4.98. In the event that the stock price of our common stock does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

There is no established trading market for the warrants sold in this offering, and the market for the warrants may be highly volatile or may decline regardless of our operating performance. Our warrants trade on the Nasdaq Capital Market under the symbol “MOBQW”. However, an active public market for our warrants may not develop or be sustained. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market in our warrants or how liquid that market might become. If a market does not develop or is not sustained, it may be difficult for you to sell your warrants at the time you wish to sell them, at a price that is attractive to you, or at all.

Holders of our publicly held warrants will have no rights as a common stockholder until they acquire our common stock.

Until you acquire shares of our common stock upon exercise of your publicly held warrants, you will have no rights with respect to the common stock issuable upon exercise of such warrants. Upon exercise of your warrants, you will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

General Risk Factors

Certain provisions of our certificate of incorporation, bylaws and New York law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Our restated certificate of incorporation, as amended, and by-laws and New York law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. In addition, provisions of our restated certificate of incorporation, as amended, by-laws and New York law impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. These provisions include, among others:

•	the inability of our shareholders to call a special meeting;

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

•	the right of our Board to issue preferred stock without shareholder approval; and

•	the ability of our directors, and not shareholders, to fill vacancies on our Board.

We believe these provisions may help protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make our Company immune from takeovers. In addition, although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board, they would apply even if the offer may be considered beneficial by some shareholders. These provisions may also frustrate or prevent any attempts by our shareholders to replace or remove our current management team by making it more difficult for shareholders to replace members of our Board, which is responsible for appointing the members of our management.

Our bylaws provide for limitations of director liability and indemnification of directors and officers and employees.

Our bylaws provide that we will indemnify our directors, officers and employees to the fullest extent permitted by law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. We believe that these provisions are necessary to attract and retain qualified persons as directors and officers.

Section 402(b) of the BCL permits a New York corporation to include in its certificate of incorporation a provision eliminating the potential monetary liability of a director to the corporation or its shareholders for breach of fiduciary duty as a director; provided that this provision may not eliminate the liability of a director (i) for acts or omissions in bad faith or which involve intentional misconduct or a knowing violation of law, (ii) for any transaction from which the director receives an improper personal benefit or (iii) for any acts in violation of Section 719 of the BCL. Section 719 provides that a director who votes or concurs in a corporate action will be liable to the corporation for the benefit of its creditors and shareholders for any damages suffered as a result of an action approving (i) an improper payment of a dividend, (ii) an improper redemption or purchase by the corporation of shares of the corporation, (iii) an improper distribution of assets to shareholders after dissolution of the corporation without adequately providing for all known liabilities of the corporation or (iv) the making of an improper loan to a director of the corporation.

The limitation of liability in our bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

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

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings. The following matters were settled in the past two fiscal years.

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

In December 2019, Carter, Deluca & Farrell LP, a law firm, commenced an action in the Supreme Court of New York, County of Nassau, against the Company seeking $113,654 in past due legal fees allegedly owed. The Company disputed the amount owed to that firm. On March 13, 2021 the Company entered into a settlement agreement with the law firm and paid them $60,000 to settle the lawsuit.

In July 2020, Fyber Monetization, an Israeli company in the business of digital advertising, commenced an action against the Company’s wholly-owned subsidiary Advangelists LLC in the Magistrate’s Court in Tel Aviv, Israel. In its statement of claim, Fyber alleged that Advangelists owes Fyber license fees of $584,945 invoiced in June through November 3, of 2019 under a February 1, 2017 license agreement for the use of Fyber’s RTB technology and e-commerce platform with connects digital advertising media buyers and media sellers. In March 2022, this lawsuit was settled with the Company paying $120,000 to Plaintiff.

In October 2020, FunCorp Limited, a Cypriot company which owns and operates social networking websites and mobile applications, commenced an action against the Company’s wholly-owned subsidiary Advangelists LLC in Superior Court, State of Washington, County of King alleging Advangelists owed FunCorp for unpaid amounts due under an insertion order for placement of Advangelists’ advertisements on FunCorp’s iFunny website totaling $42,464 plus legal fees. Advangelists disputed the claim. In September, 2021 the action was settled in payment of $44,000 and the exchange of general releases, without Advangelists admitting any liability. The settlement agreement provides that the terms of the settlement agreement and FunCorp’s allegations are confidential, and may not be disclosed except as required by law, court order or subpoena with certain limitations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer

Common Stock

In the past, our Common Stock traded on the OTCQB under the symbol "MOBQ" on a limited basis. In October 2021, our Board of Directors approved the filing, and we submitted an application in compliance with the NASDAQ rules and regulations to list and trade our Company’s securities on the NASDAQ Capital Market. Trading commenced for our common stock and warrants on December 9, 2021. The following table sets forth the range of high and low sales prices of our Common Stock for the last two fiscal years. On September 9, 2020, the Company effected a one-for-400 reverse stock split. All share and per share amounts set forth herein give retroactive effect to the stock split unless the context indicates otherwise.

Quarters Ended	High	Low
March 31, 2020	$48.00	$8.00
June 30, 2020	16.00	8.00
June 30, 2020	16.00	4.00
December 31, 2020	11.00	5.50
March 31, 2021	10.95	6.15
June 30, 2021	9.50	5.50
September 30, 2021	10.25	6.45
December 31, 2021	9.50	2.01

The closing sales price on December 31, 2021, was $2.13 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934 may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate public information disclosed. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their shares without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock. See “Item 1A.”

Publicly Held Warrants

Our publicly held warrants commenced trading on the NASDAQ Capital Market on December 9, 2021, under the symbol “MOBQW.” The high and low sales price of our warrants was $.915 and $.50, respectively, for the period December 9, 2021, through December 31, 2021. The closing sales price of on December 31, 2021, was $.55 per warrant. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

Holders of Record

As of March 11, 2022, there were 257 active holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. As of March 1, 2022, the Company has a list consisting of 1,211 beneficial (“NOBO”) holders who do not object to having their names provided to the Company. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, New York NY.

DIVIDEND POLICY

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends on our capital stock in the foreseeable future. It is the present intention of management to utilize all available funds and future earnings for the development of the Company’s business. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. Our future ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities.

RECENT SALES OF UNREGISTERED SECURITIES

(a) In fiscal 2020 and 2021, we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

2020	Common Stock	340,786 shares	Cash consideration $3,600,424	Rule 506; Section 4(2)	N/A

2020	Common stock	38,125 shares	Services rendered; no commissions paid	Services rendered, valued at $547,451	N/A

2020	Common stock	9,843 shares and 4,921 warrants	Preferred stock Series E conversion resulting in transfer from preferred stock to common stock of $324,802	Section 3(a)(9)	Converted 3,937 Series E preferred shares

2020	Warrant conversion	warrants converted to 77,220 common shares	Cash consideration $873,473	Section 4(2)	Warrants exercised at $13.00 to $16.00 per share including some cashless exercise

2020	$50,000 Convertible note	1,919 common shares	Paid $20,000 cash; converted $30,000 balance to common stock	Section 4(2)/Section 3(a)(9)	Conversion of notes into common stock at an effective price of $26.05 per share

2021	Common stock	265,000 shares	Services rendered	Rule 506; Section 4(2)	Not applicable

2021	Common Stock	236,768 shares	Note conversion	Section 3(a)(9)	Not applicable

2021	Common Stock	49,384 shares	Warrant conversions cashless exercise	Section 3(a)(9)	Each warrant exercise Price$5.395, expiration Date 9/17/2026

2021	Common Stock	375,000 shares	Series C Preferred Stock conversion	Section 3(a)(9)	(1)

2021	Common Stock	2,631,764 shares	Shares sold for cash	Rule 506; Section 4(2)	Not applicable

2021	Common Stock	92,900 shares	Original issue discount	Rule 506;Section 4(2)	Not applicable

2021	Common Stock	6,250 shares	Series AAA Preferred Stock conversion	Rule 506;Section 4(2)	Not applicable

(1)	1,500 Series C Warrants were converted into 375,000 common shares and a like number of warrants, exercisable at $48.00 per share through September 2023.

RECENT PURCHASES OF SECURITIES

In 2021 and 2020, we had no repurchases of our Common Stock, except as described above.

Item 6. Selected Financial Data

The information required by Item 6 is not required by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

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

Company Overview

Mobiquity Technologies, Inc. is a next-generation marketing and advertising technology and data intelligence company which operates through our proprietary software platforms in the programmatic advertising space.

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

We operate our business through two wholly-owned subsidiaries. Advangelists LLC operates our ATOS platform business, and Mobiquity Networks, Inc. operates our data intelligence platform business.

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

In preparation for adoption of the standard, the Company evaluated each of the five steps in Topic 606, which are as follows: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations; and (5) Recognize revenue when (or as) performance obligations are satisfied.

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

Accounting for Stock Based Compensation

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform impairment testing prior to scheduled annual impairment tests.

The Company performed its annual fair value assessment at December 31, 2021, there was a $3,600,000 impairment during the year. For the year ended December 31, 2020, there was a $4,000,000 impairment.

Plan of Operation

Mobiquity intends to hire several new sales and sales support individuals to help generate additional revenue through the use of the Advangelists platform. Mobiquity’s sales team will focus on Advertising Agencies, Brands and publishers to help increase both supply and demand across the Advangelists platform. The Advangelists platform creates three revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s, Publishers and Brands. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model in which the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, where the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists.

Results of Operations

Year Ended December 31, 2021, versus Year Ended December 31, 2020

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Year Ended
	December 31, 2021	December 31, 2020
Revenue	$2,672,615	$6,184,010
Cost of Revenues	1,954,383	4,360,645
Gross Income	718,232	1,823,365
Operating Expenses	16,707,231	13,204,465
(Loss) from operations	(15,988,999)	(11,381,100)

We generated revenues of $2,672,615 in 2021 as compared to $6,184,010 in the same period for 2020, a change in revenues of $3,511,395. The nationwide economic shutdown due to COVID-19 during 2021 severely reduced current operations.

Cost of revenues was $1,954,383 or 73.1% of revenues in 2021 as compared to $4,360,645 or 70.5% of revenues in the same fiscal period of fiscal 2020. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Income was $718,232 or 26.9% of revenues for 2021 as compared to $1,823,365 in the same fiscal period of 2020 or 29.5% of revenues. When the country comes out of COVID-19 and the economy begins to turn around we anticipate income to increase.

Operating expenses were $16,707,231 for 2021 compared to $13,204,465 in the comparable period of the prior year, an increase of $3,502,766. Increased operating costs include cash and non-cash expense for professional fees of $1,141,848, non-cash operating costs also include option-based compensation of $2,787,648, and origination fees of $692,430.

The net loss from operations for 2021 was $15,988,999 as compared to $11,381,100 for the comparable period of the prior year. The loss from operations includes the non-cash warrant expense of $18,543,154, stock-based compensation of $4,134,696 and impairment expense of $3,600,000. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Liquidity and Capital Resources

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2021, and 2020

We had cash and cash equivalents of $5,385,245 at December 31, 2021. Cash used by operating activities for the year ended December 31, 2021, was $6,136,477. This resulted from a net loss of $34,947,699, partially offset by non-cash expenses, including depreciation and amortization of $808,300, stock-based compensation of $4,134,696, warrant expense of $18,794,607 and impairment expense of $3,600,000. Cash provided by financing activities of $2,037,995 was the result of issuance of notes and cash payments on notes outstanding.

We had cash and cash equivalents of $602,182 at December 31, 2020. Cash used by operating activities for the year ended December 31, 2020 was $4,750,442. This resulted from a net loss of $15,032,404, partially offset by non-cash expenses, including depreciation and amortization of $1,807,007, stock-based compensation of $1,347,048, warrant expense of $1,472,367 and impairment expense of $4,000,000. Cash provided by financing activities of $485,033 was the result of issuance of notes and cash payments on notes outstanding.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2022 and beyond until cash flow from our proximity marketing operations become substantial.

Recent Financings

On October 19, 2021, the Company filed a Form S-1 Registration Statement (File no. 333-260364) with the Securities and Exchange Commission to raise over $10 million dollars in an underwritten public offering. The next day the Company filed an application to list our common stock on the NASDAQ Capital Market under the symbol “MOBQ.” This offering was completed on December 13, 2021, and the Company retired the loans of Talos Victory Fund, LLC and Blue Lake Partners LLC out of the gross proceeds it received of approximately $10.3 million. Also, Talos Victory Fund, LLC and Blue Lake Partners, LLC converted all of their warrants on a cashless basis into 24,692 common shares and 24,692 common shares, respectively.

We have completed various other financings as described under the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobiquity Technology, Inc. as of December 31, 2021, and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

March 29, 2022

Mobiquity Technology, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

Assets
Current Assets
Cash	$5,385,245	$602,182
Accounts receivable, net	388,112	1,698,719
Prepaid expenses and other current assets	11,700	46,396
Total Current Assets	5,785,057	2,347,297

Property and equipment (net of accumulated depreciation of $20,200 and $12,635, respectively)	20,335	21,428
Goodwill	1,352,865	1,352,865
Intangible assets (net of accumulated amortization of $4,156,657 and $3,355,922, respectively)	1,247,019	5,647,754

Other assets
Security deposits	–	9,000
Investment in corporate stock	–	91

Total Assets	$8,405,276	$9,378,435

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,676,048	$2,055,175
Accrued expenses	691,552	1,085,292
Notes payable	519,004	901,283
Total Current Liabilities	2,886,604	4,041,750

Long term portion convertible notes, net	2,600,000	2,450,000

Total Liabilities	5,486,604	6,491,750

Stockholders' Deficit
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 31,413 and 56,413 shares issued and outstanding at December 31, 2021 and December 31, 2020	493,869	868,869

Preferred stock Series C; $.0001 par value; 1,500 shares authorized 0 and 1,500 shares issued and outstanding at December 31, 2021 and December 31, 2020	–	15,000

Preferred stock Series E; 70,000 authorized; $80 par value 61,688 and 61,688 shares issued and outstanding at December 31, 2021 and December 31, 2020	4,935,040	4,935,040

Common stock: 100,000,000 authorized; $0.0001 par value 6,460,751 and 2,803,685 shares issued and outstanding at December 31, 2021 and December 31, 2020	650	282

Treasury stock $0.0001 par value 37,500 and 37,500 shares outstanding at December 31, 2021 and December 31, 2020	(1,350,000)	(1,350,000)

Additional paid in capital	219,955,738	184,586,420
Accumulated deficit	(221,116,625)	(186,168,926)
Total Stockholders' Equity	2,918,672	2,886,685
Total Liabilities and Stockholders' Equity	$8,405,276	$9,378,435

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,

	2021	2020

Revenue	$2,672,615	$6,184,010

Cost of Revenues	1,954,383	4,360,645

Gross Profit	718,232	1,823,365

Operating Expenses
Selling, general and administrative	6,575,365	5,226,300
Salaries	2,397,170	2,631,117
Stock based compensation	4,134,696	1,347,048
Impairment expense	3,600,000	4,000,000
Total Operating Expenses	16,707,231	13,204,465

Loss from operations	(15,988,999)	(11,381,100)

Other Income (Expenses)
Interest Expense	(817,430)	(715,262)
Original issue discount	(692,430)	–
Loan forgiveness SBA PPP	265,842	–
Proceeds from the sale of warrants	251,453	662,758
Warrant expense	(18,794,607)	(598,894)
Income (Loss) on settlement of debt with sale of company stock	828,472	(2,996,897)
Total Other Income (Expense)	(18,958,700)	(3,648,295)

Loss from continuing operations	$(34,947,699)	$(15,029,395)

Other Comprehensive Income (loss)
Unrealized holding gain (loss) arising during period	–	(3,009)
	$–	$(3,009)

Net Comprehensive Loss	$(34,947,699)	$(15,032,404)

Net Comprehensive Loss Per Common Share:
For continued operations, basic and diluted	(10.43)	(5.92)

Weighted Average Common Shares Outstanding, basic and diluted	3,351,335	2,537,811

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statement of Stockholders' Equity

	Mezzanine		Series E Preferred Stock		Series C Preferred Stock				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital
Balance, at January 1, 2021	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,803,685	$282	$184,586,420
Common stock issued for services	–	–	–	–	–	–	265,000	24	1,158,001
Common stock issued for cash	–	–	–	–	–	–	2,631,764	264	7,866,894
Stock based option and warrant compensation	–	–	–	–	–	–	–	–	22,929,303
Note conversion	–	–	–	–	–	–	236,768	23	2,004,408
Original Issue Discount	–	–	–	–	–	–	92,900	14	700,567
Warrant conversion	–	–	–	–	–	–	49,384	4	320,184
Conversion of preferred stock series C	–	–	–	–	(1,500)	(15,000)	375,000	38	14,962
Conversion of preferred stock series AAA	(25,000)	(375,000)	–	–	–	–	6,250	1	374,999
Net Loss	–	–	–	–	–	–	–	–	–
Balance, at December 31, 2021	31,413	$493,869	61,688	$4,935,040	–	$–	6,460,751	$650	$219,955,738

	Mezzanine		Series E Preferred Stock		Series C Preferred Stock				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital
Balance, at January 1, 2020	46,413	$714,869	65,625	$5,250,000	1,500	$15,000	2,335,792	$234	$177,427,524
Common stock issued for services	–	–	–	–	–	–	38,125	3	547,448
Common stock issued for note conversion	–	–	–	–	–	–	1,919	–	30,694
Common stock issued for cash	–	–	–	–	–	–	340,786	40	3,600,384
Preferred stock series E	10,000	154,000	(3,937)	(314,960)	–	–	9,843	1	160,959
Warrant conversions	–	–	–	–	–	–	77,220	4	873,469
Warrants issued	–	–	–	–	–	–	–	–	598,894
Stock based compensation	–	–	–	–	–	–	–	–	1,347,048
Net Loss	–	–	–	–	–	–	–	–	–
Balance, at December 31, 2020	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,803,685	$282	$184,586,420

				Total
	Treasury Shares		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2021	37,500	(1,350,000)	(186,168,926)	2,886,685
Common stock issued for services	–	–	–	1,158,025
Common stock issued for cash	–	–	–	7,867,158
Stock based compensation	–	–	–	22,929,303
Note conversion	–	–	–	2,004,431
Original Issue Discount	–	–	–	700,581
Warrant conversion	–	–	–	320,188
Conversion of preferred stock series C	–	–	–	–
Conversion of preferred stock series AAA	–	–	–	–
Net Loss	–	–	(34,947,699)	(34,947,699)
Balance, at December 31, 2021	37,500	$(1,350,000)	$(221,116,625)	$2,918,672

	Treasury Shares		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2020	37,500	(1,350,000)	$(171,136,522)	$10,921,105
Common stock issued for services	–	–	–	547,451
Common stock issued for note conversion	–	–	–	30,694
Common stock issued for cash	–	–	–	3,600,424
Preferred stock series E	–	–	–	–
Warrant conversions	–	–	–	873,473
Warrants issued		–	–	598,894
Stock based compensation	–	–	–	1,347,048
Net Loss	–	–	(15,032,404)	(15,032,404)
Balance, at December 31, 2020	37,500	$(1,350,000)	$(186,168,926)	$2,886,685

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(34,947,699)	$(15,032,404)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,565	6,271
Amortization Intangible Assets	800,735	1,800,736
Allowance for uncollectible receivables	434,390	306,000
Common stock issued for services	1,158,025	547,451
Warrant expense	18,794,607	1,472,368
Impairment expense	3,600,000	4,000,000
Stock based compensation-Options	4,134,696	1,347,048
Changes in operating assets and liabilities
Accounts receivable	876,217	1,606,659
Prepaid expenses and other assets	43,697	(26,196)
Accounts payable	(372,314)	(902,933)
Accrued expenses and other current liabilities	(393,559)	(138,367)
Loan forgiveness SBA PPP	(265,842)	–
Accrued interest	(6,995)	262,925
Total Adjustments	28,811,222	10,281,962
Net Cash used in Operating activities	(6,136,477)	(4,750,442)

Cash Flows from Investing Activities
Common stock issued for cash, net	7,867,158	3,600,424
Purchase of property and equipment	(6,472)	(6,599)
Original Issue Discount shares	700,582	–
Warrant conversion to common stock	320,186	–
Net cash provided by Investing Activities	8,881,454	3,593,825

Cash Flows from Financing Activities
Proceeds from the issuance of notes, net	2,125,000	1,005,842
Note conversions to common stock	2,004,432	30,694
Cash paid on notes	(2,091,437)	(520,809)
Net cash provided by in Financing Activities	2,037,995	515,727

Net change in Cash and Cash Equivalents	4,782,972	(640,891)
Cash and Cash Equivalents, Beginning of period	602,182	1,240,064
Unrealized holding change on securities	91	3,009
Increase in cash and cash equivalents, end of period	$5,385,245	$602,182

Supplemental Disclosure Information
Cash paid for interest	$424,616	$442,326
Cash paid for taxes	$2,065	$7,272

Non-cash investing and financing activities:
Common stock issued for conversion of convertible notes	$1,348,600	$–
Original issue discounts	$692,430	$–

See notes to consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of December 31, 2021, and December 31, 2020, the Company had an accumulated deficit of $221,116,625 and $186,168,926. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified advertising industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

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

Reverse Stock Split

In September 2020, the Company filed a Certificate of Amendment the Articles of Incorporation with the Secretary of State of the state of New York to implement a 1 for 400 reverse stock-split of its common stock effective September 9, 2020. The reverse stock split did not cause an adjustment to the par value of common stock. As a result of the reverse stock split, the Company adjusted the share amounts under its employee incentive plans, outstanding options and common stock warrant agreements, treasury shares and preferred shares.

Impacts of COVID-19 to Business and the general economy

The Company’s financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic. Since March 2020, COVID -19 has caused a material and substantial adverse impact on our general economy and our business operations. It has caused there to be a substantial decrease in our sales, cancellations of purchase orders and has resulted in accounts receivables not being timely paid as anticipated. Further, it has caused us to have concerns about our ability to meet our obligations as they become due and payable. In this respect, our business is directly dependent upon and correlates closely to the marketing levels and ongoing business activities of our existing clients. If material adverse developments in domestic and global economic and market conditions adversely affect our clients’ businesses, such as COVID-19, our business and results of operations could (and in the case of COVID-19) equally suffer. Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. COVID-19 future widespread economic slowdowns in any of these markets, particularly in the United States, may negatively affect the businesses, purchasing decisions and spending of our clients and prospective clients, and payment of accounts receivable due us, which could result in reductions in our existing business as well as our new business development and difficulties in meeting our cash obligations as they become due. In the event of continued widespread economic downturn caused by COVID-19, we will likely continue to experience a reduction in projects, longer sales and collection cycles, deferral or delay of purchase commitments for our data products, processing functionality, software systems and services, and increased price competition, all of which could substantially adversely affect revenue and our ability to remain a going concern. In the event we remain a going concern, the impacts of the global emergence of Coronavirus disease (COVID-19) on our business, sources of revenues and then general economy, are currently not fully known. We are conducting business as usual with some modifications to employee work locations, and cancellation of certain marketing events, among other modifications. We lost a purchase order of more than one million dollars with major US sports organization. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, although we do anticipate it to continue to negatively impact our financial results during fiscal years 2022 and 2023.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

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

Advangelists’ marketplace engages with approximately 10 billion advertisement opportunities per day. Our sales and marketing strategy is focused on creating a de-fragmented operating system that makes it considerably more efficient and effective for advertisers and publishers to transact with each other. Our goal is to create a standardized and transparent medium.

Advangelists' technology is proprietary and has been developed internally. We own our technology.

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

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. We disclose related party transactions that are outside of normal compensatory agreements, such as salaries or board of director fees. We consider the following individuals / companies to be related parties as of December 31, 2021:

Dean Julia - Principal Executive Officer President and Director

Sean McDonnell - Chief Financial Officer

Deepanker Katyal, Chief Executive Officer of Advangelists

Sean Trepeta – President of Mobiquity Networks and Secretary of the Company

Dr. Gene Salkind – Chairman of the Board of Directors

Michael Wright – Board of Directors

Anthony Iacovone – Board of Directors

Peter Zurkow – Board of Directors

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

Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, consequently, believes that its receivable credit risk exposure is limited. Our current receivables at December 31, 2021 consist of 55% held by six of our largest customers. Our current receivables at December 31, 2020 consist of 58% held by six of our largest customers.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company maintains bank account balances which exceed FDIC limits. As of December 31, 2021, and December 31, 2020, the Company exceeded FDIC limits by $5,103,273, and $114,986, respectively.

REVENUE RECOGNITION

The Company accounts for revenue recognition in accordance with accounting guidance codified as FASB ASC 606 “Revenue from Contracts with Customers” (“ASC 606”), as amended, regarding revenue from contracts with customers. Under the standard an entity is required to recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

Under ASC 606, revenue is recognized at the same point in time, upon delivery of services, under both ASC Topic 605 and Topic 606, as applicable under the terms of the contract (i.e., performance obligations). In evaluating our contracts with our customers under ASC 606, we have determined that there is no future performance obligation once delivery has occurred.

The Company’s revenues are primarily derived from consideration paid by customers. There are no material upfront costs for operations that are incurred from contracts with customers.

The Company’s rights to payments for services transferred to customers are conditional only on the passage of time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Management must make estimates of the collectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2021, and December 31, 2020, allowance for doubtful accounts were $820,990, and $386,600, respectively.

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

LONG LIVED ASSETS – In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company recognized an impairment charge of $3,600,000 and $4,000,000 for the periods ended December 31, 2021, and December 31, 2020, respectively.

Transactions with major customers

During the year ended December 31, 2021, four customers accounted for approximately 31% of revenues. During the year ended December 31, 2020, five customers accounted for approximately 42% of revenues.

During the year ended December 31, 2021, five customers accounted for approximately 55% of receivables. During the year ended December 31, 2020, six customers accounted for approximately 58% of receivables.

ADVERTISING COSTS – Advertising costs are expensed as incurred. For the year ended December 31, 2021, and for the year ended December 31, 2020, there were advertising costs of $1,454 and $1,400 respectively.

ACCOUNTING FOR STOCK BASED COMPENSATION – Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Sholes option-pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options for which vesting requirements will not be completed (“forfeitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 9 “Stock Option Plans” in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted the lease standard ACS 842 effective January 1, 2019, and have elected to use January 1, 2019, as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019, as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of December 31, 2021, we are not a lessor or lessee under any lease arrangements.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 4,925,000 because they are anti-dilutive, as a result of a net loss for the year ended December 31, 2021.

NOTE 3: INTANGIBLE ASSETS

The ATOS platform:

•	creates an automated marketplace of advertisers and publishers on digital media outlets to host online auctions to facilitate the sale of ad time slots (known as digital real estate) targeted at users while engaged on their connected TV, computer, or mobile device, and

•	gives advertisers the capability to understand and interact with their audiences and engage them in a meaningful way by the using ads in both image and video formats (known as rich media) to increase their customer base and foot traffic to their physical locations.

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

Our goodwill balance is not amortized to expense, instead it is tested for impairment at least annually. We perform our annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimate the fair value of each reporting unit using a discounted cash flow model; (5) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compare the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value. The Company recognized an impairment charge of $3,600,000 and $4,000,000 for the periods ended December 31, 2021, and December 31, 2020 respectively.

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

	Useful Lives	December 30, 2021	December 31, 2020

Customer relationships	5 years	$3,003,676	$3,003,676
ATOS Platform	5 years	2,400,000	6,000,000
		5,403,676	9,003,676
Less accumulated amortization		(4,156,657)	(3,355,922)
Net carrying value		$1,247,019	$5,647,754

Future amortization, for the years ending December 31, is as follows:

2022	$603,976
2023	572,584
2024	70,459
Total	$1,247,019

NOTE 4: NOTES PAYABLE

Summary of Notes payable:
	December 31, 2021	December 31, 2020
Mob-Fox US LLC (b)	$–	$30,000
Dr. Salkind, et al (f)	2,562,500	2,550,000
Small Business Administration (a)	150,000	415,842
Subscription Agreements (d)	250,000	–
Blue Lake Partners LLC Talos Victory Fund LLC (e)	–	–
Business Capital Providers (c)	156,504	355,441
Total Debt	3,119,004	3,351,283
Current portion of debt	519,004	901,283
Long-term portion of debt	$2,600,000	$2,450,000

__________________

(a)	In May of 2020, the Companies applied and received Small Business Administration Cares Act loans due to the COVID-19 Pandemic. Each loan carries a five-year term, carrying a one percent interest rate. The loans turn into grants if the funds are use the for the SBA accepted purposes. The window to use the funds for the SBA specific purposes is a twenty-four-week period. If the funds are used for the allotted expenses the loans turn into grants with each loan being forgiven. The Company also received an Economic Injury Disaster Loan from the SBA which carries a thirty-year term, carrying a three-point seven five percent interest rate. During second quarter 2021 the Company applied for and received forgiveness for $265,842.

(b)	In October of 2020, the Company entered into an agreement with a vendor to accept $65,000 in full settlement of our payable due. A down payment of $15,000 at the signing of the agreement and five payments of $10,000 each, the loan was paid in full.

(c)	Business Capital Providers, Inc. purchased certain future receivables from the Company at a 26% discount under the following agreements on the following terms:
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
Pursuant to a Merchant Agreement dated April 29, 2021, purchased $405,000 of future receivables for a purchase price of $300,000 on terms which are substantially the same as the July 28, 2021, Merchant Agreement, except that the daily percentage is 13% and the daily payment is $2,700 per day for a term of 150 business days all of which is fully satisfied.
The Company previously entered into separate Merchant Agreements with Business Capital Providers on eight occasions prior to the April 29, 2021, Merchant Agreement, starting in June 2019, for an aggregate of $2,100,000 in financing, for a total cost of $2,835,000 at daily percentages, and daily payments, all of which were satisfied in full.

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

On August 11, 2020, the Company entered into a sixth merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for a term of 132 business days, loan paid in full.

On November 25, 2020, the Company entered into a seventh merchant agreement with Business Capital Providers, Inc. in the amount of $310,000 payable daily at $2,700.00, per payment for the term of 155 business days.

On February 19, 2021, the Company entered into an eight-merchant agreement with Business Capital Providers, Inc. in the amount of $250,000 payable daily at $2,556.82, per payment for the term of 132 business days, loan is paid in full.

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

(d)	Nineteen private investors, who were unaffiliated shareholders of the Company and accredited investors as provided under Regulation D Rule 501 promulgated under the Securities Act of 1933, provided us convertible debt financing during the period May 2021 through September 2021 pursuant to subscription agreements as described below. (Certain of these investors provided us multiple investments in one or more of these convertible debt structures.):

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

The debt is convertible into shares of Company common stock at a conversion price of $6 per share at any time at the investor’ option until the maturity date.

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

These investors converted all of this convertible debt into a total of 40,000 shares of common stock generating a non-cash charge to the financials of $154,500.

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

Four of the lender-investors provided us $130,000 in convertible debt financing on the following terms:

Interest at the annual rate of 10%, debt maturity date is June 30, 2022. The investor may convert the debt at any time through the maturity date at a 30% discount to the volume weighted average price per share over the 60-day period prior to conversion, with a floor conversion price of $4 per share. The debt will automatically convert on July 1, 2022, at $4 per share if it is not repaid, or converted by the investor, prior to then. One of these investors converted a total of $30,000 of this convertible debt into a total of 5,904 shares of common stock with a non-cash charge of $17,771.

On April 14, 2021, through September 7, 2021, the Company entered into twenty-nine subscription convertible note agreements totaling $1,943,000, twelve of the notes included original issue discounts totaling $74,500. During 2021, sixteen of the notes totaling $1,149,500 were converted to common stock, one note of $100,000 was paid in full.

(e)	In September 2021, the Company entered into securities purchase agreements 2021, with two accredited investors, Talos Victory Fund, LLC, and Blue Lake Partners LLC, pursuant to which the Company issued 10% promissory notes with a maturity date of September 20, 2022, in the aggregate principal amount of $1,125,000. In addition, the Company issued warrants to purchase an aggregate of 56,250 shares of its common stock to these holders. Spartan Capital Securities LLC and Revere Securities LLC acted as placement agents on this transaction. The promissory notes include the following terms:

Interest at the annual rate of 10%.

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

The note holders were repaid in full in December of 2021. In December of 2021, each note holder exercised their warrants into a total of 104,262 shares of the Company’s common stock.

The notes provide that so long as the Company has any obligations under the Notes, the Company will not, among other things:

•	Incur or guarantee any indebtedness which is senior or equal to the notes.

•	Redeem or repurchase any shares of stock, warrants, rights or options without the holders’ consent.

•	Sell, lease or otherwise dispose of a significant portion of its assets without the holders’ consent.

•	The notes contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the notes or securities purchase agreements.

•	In an event of default under the notes, which has not been cured within any applicable cure period, if any, the notes shall become immediately due and payable and the Company shall pay to the holders an amount equal to the principal sum then outstanding plus accrued interest, multiplied by 125%. Additionally, upon the occurrence of an event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

On the closing date of this financing, the holders delivered the net amount of $910,000 of the purchase price to the Company in exchange for the notes (which was net of the original issue discount and other fees, and expenses relate to this financing). On October 19, 2021, the Company filed a Form S-1 Registration Statement (File no. 333-260364) with the Securities and Exchange Commission to raise over $10 million dollars in an underwritten public offering. The next day the Company filed an application to list our common stock on the NASDAQ Capital Market under the symbol “MOBQ.” This offering was completed on December 13, 2021, and the Company retired the loans of, Talos Victory Fund, LLC and Blue Lake Partners LLC out of the gross proceeds it received of approximately $10.3 million. Also, all warrants issued to Talos and Blue Lake were converted on a cashless exercise basis into 24,692 common shares and 24,692 common shares, respectively.

In the fourth quarter of 2021, Business Capital Providers assigned one of its Merchant Agreements and related debt described above to non-affiliated third parties, which subsequently converted $89,100 in outstanding indebtedness into 13,103 common shares pursuant to their terms. In the fourth quarter of 2021, the Company borrowed from a non-affiliated person $312,500 on a non-convertible three-month loan with 20% original issue discount less fees of $30,000.

(f)	On September 13, 2019, Dr. Gene Salkind, who is a director of the Company, and an affiliate of Dr. Salkind subscribed for 15% Senior Secured Convertible Promissory Notes and loaned the Company an aggregate of $2,300,000. These notes were amended and restated on December 31, 2019, by Amended and Restated 15% Senior Secured Convertible Promissory Notes which deferred interest payments from the date of the original notes to December 31, 2020 and added an aggregate interim payment of $250,000 payable on December 31, 2020 that covered the deferred interest payments. These notes were again amended and restated on April 1, 2021, by the Second Amended and Restated 15% Senior Secured Convertible Promissory Notes which reflected an additional principal amount of $150,000 loaned by Dr. Salkind, and also amended the interim payment date to December 31, 2021, and the conversion price from $32 to $4 per share. The notes are secured by the assets of the Company and its subsidiaries. The total amount loaned under the notes, as amended and restated, including the principal amount and the interim payment amount is $2,700,000, which was paid down to $2,562,500 in December 2021.

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

In connection with the subscription of the notes and upon conversion thereof (if at all),, the Company will issue to each Salkind lender a warrant to purchase one share of the Company’s common stock for every two shares of common stock issuable upon conversion of the Notes, at an exercise price of $48 per share. The warrant exercise price was amended to $4 per share.

In the second quarter of 2020, we halted required interest payments under the September 2019 and June 30, 2021, Notes to Dr. Salkind and his affiliate due to economic hardships stemming from a downturn in our business and the related decline of our revenue resulting from the COVID 19 pandemic. In December 2021, we paid $400,000 of accrued interest owed to Dr. Salkind and an affiliated entity.

NOTE 5: INCOME TAXES

The provision for income taxes for the years ended December 31, 2021, and 2020 is summarized as follows:

	2021	2020
Current:
Federal	$–	$–
State	–	–
Total Current	–	–
Deferred:
Federal	–	–
State	–	–
Total Deferred	$–	$–

The Company has federal net operating loss carryforwards (“NOL’s) of $178,447,460 and $178,447,460, respectively, which will be available to reduce future taxable income.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Deferred Tax Assets	$(11,888,000)	$(12,528,000)
Less: Valuation Allowance	11,888,000	12,528,000
Net Deferred Tax Asset	$–	$–

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2021	2020
Federal Statutory Tax Rate	21.00%	21.00%
State Taxes, net of Federal benefit	5.00%	5.00%
Change in Valuation Allowance	(26.00%)	(26.00%)
Total Tax Expense	0.00%	0.00%

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares Issued for Services

During 2020, the Company issued 38,125 post-split shares of common stock, at $7.20 to $40.00 per share for $547,451 in exchange for services rendered. During 2021, the Company issued 265,000 shares of common stock, at $3.21 to $9.73 per share for $1,158,025 in exchange for services rendered.

Shares issued for interest:

During the years ended December 31, 2021 and 2020, the Company did not issue any shares for interest.

Shares issued for upon conversion of warrants, notes and/or preferred stock:

During 2020, one holder of our Series E Preferred Stock converted 3,937 shares to 9,843 post-split shares of our common stock and 4,921 warrants at an exercise price of $48.00 per share with an expiration date of January 8, 2025. During 2021, the single holder of our Series C Preferred Stock converted 1,500 shares to 375,000 shares of our common stock and 375,000 warrants at an exercise price of $48.00 with an expiration date of September 2023. During 2021, a shareholder of our Series AAA Preferred Stock converted 25,000 shares to 6,250 shares of our common stock.

During 2020, 77,220, post-split, warrants were converted to common stock, at $8.00 to $28.00 per share. During 2021 two Warrant holders converted in a cashless exercise their warrants into 49,384 common shares.

During 2020, one note holder converted $30,695 of their note into 1,919 post-split common shares at a conversion rate of $16 per post-split share and cash payment of $5,000. During 2021, seventeen of the lender-investors provided us an aggregate of $1,243,600 in convertible debt financing converted their debt into a total of 236,768 shares of common stock at a conversion price at $4.81 to $7.25 per share.

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

In the fourth quarter of 2021, Business Capital Providers assigned one of its Merchant Agreements and related debt described above to non-affiliated third parties, which subsequently converted $89,100 in outstanding indebtedness into 13,103 common shares pursuant to their terms.

On October 19, 2021, the Company filed a Form S-1 Registration Statement (File no. 333-260364) with the Securities and Exchange Commission to raise over $10 million dollars in an underwritten public offering. The next day the Company filed an application to list our common stock on the NASDAQ Capital Market under the symbol “MOBQ.” This offering was completed on December 13, 2021 and the Company retired the loans of, Talos Victory Fund, LLC and Blue Lake Partners LLC out of the gross proceeds it received of approximately $10.3 million. All warrants issued to Talos and Blue Lake were converted on a cashless exercise basis into 24,692 common shares and 24,692 common shares, respectively. The Company issued 2,481,928 common shares and 2,807,937 warrants in connection with the public offering with the warrants exercisable at $4.98 per share. The Company also issued 5-year warrants to purchase 74,458 common shares to the Underwriters exercisable at $5.1875 per share.

The following are outstanding commitments as of December 31, 2021:

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

On December 13, 2021, the Company entered into a consulting agreement with 622 Capital LLC to provide business advisory services over a term of six months. The consultant received 100,000 shares of restricted shares after the execution of the agreement. Also in December 2021, the Company entered into a consulting agreement with Alchemy Advisory LLC to provide business advisory services over a term of six months. The consultant received 100,000 shares of restricted shares after the execution of the agreement. On December 29, 2021, the Company entered into a consulting agreement with Pastel Holdings Inc. to provide business advisory services over a term of 18 months commencing January 1, 2022. The Company is required to pay a $5,000 per month consulting fee during the term of the agreement and it issued five-year warrants to purchase 15,000 common shares at an exercise price of $4.565 per share.

NOTE 7: OPTIONS AND WARRANTS

The Company’s results for the years ended December 31, 2021, and 2020 include employee share-based compensation expense totaling $22,929,303 and $1,945,942, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the years ended December 31, 2021, and 2020:

	Years Ended December 31,
	2021	2020
Employee stock-based compensation – option grants	$4,169,841	$1,347,048
Employee stock-based compensation – stock grants	–	–
Non-Employee stock-based compensation – option grants	–	–
Non-Employee stock-based compensation – stock grants	–	–
Non-Employee stock-based compensation – warrants for retirement of debt	18,759,462	598,894
	$22,929,303	$1,945,942

NOTE 8: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 5,000 post-split non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 10,000 post-split shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 10,0000 post-split shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 25,000 post-split shares. In February 2015, the Board approved, subject to stockholder approval within one year, an increase in the number of shares under the 2009 Plan to 50,000 post-split shares; however, stockholder approval was not obtained within the requisite one year and the anticipated increase in the 2009 Plan was canceled. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 25,000 post-split shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019. the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 75,000 post-split shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 150,000 post-split shares. The 2019 Plan required stockholder approval by April 2, 2020, in order to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 1,100,000 post-split shares. The 2005, 2009, 2016, 2018, 2019 and 2021 plans are collectively referred to as the “Plans.”

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into account certain discounts. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2021, and 2020 are as follows:

	Years Ended December 31
	2021	2020
Expected volatility	116.39%	592.89%
Expected dividend yield	–	–
Risk-free interest rate	1.28%	0.74%
Expected term (in years)	10.00	5.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2021	302,849	$45.85	4.65	$–
Granted	835,000	19.85	2.90	–
Exercised	–	–	–	–
Cancelled & Expired	(1,940)	–	–	–
Outstanding, December 31, 2021	1,135,909	$16.69	8.39	$–
Options exercisable, December 31, 2021	1,124,619	$16.59	8.39	$–

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021, and 2020 was $19.85 and $35.75, respectively.

The aggregate intrinsic value of options outstanding and options exercisable on December 31, 2021, is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $2.13 closing price of the Company's common stock on December 31, 2021.

As of December 31, 2021, the fair value of unamortized compensation cost related to unvested stock option awards is $545,458.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2021, and 2020 are as follows:

	Years Ended December 31,
	2021	2020
Expected volatility	175.52%	449.47%
Expected dividend yield	–	–
Risk-free interest rate	1.14%	0.91%
Expected term (in years)	5.83	5.83

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2021	471,557	$52.52	6.31	$–
Granted	3,439,157	9.46	4.30	–
Exercised	(104,262)	–	–	–
Expired	(6,250)	–	–	–
Outstanding, December 31, 2021	3,800,202	$15.19	4.68	$–
Warrants exercisable, December 31, 2021	3,800,202	$15.19	4.68	$–

Note 9: EXECUTIVE COMPENSATION

Effect of Pandemic

As a result of our declining revenue, during the COVID-19 pandemic, our management team decided it was necessary to reduce overhead In April of 2020, due to the COVID-19 pandemic all employees’ salaries were reduced by 40% and we terminated one employee. In October of 2020, the employees pay reduction was reduced to a 20% reduction through the completion of our December 2021 public offering. Several employees were laid-off or resigned, all travel and advertising were suspended, and office space rent was suspended, allowing the entire staff to work remotely. As of December 17, 2021, all employees’ salaries were restored to pre-pandemic levels.

Employment Agreements of Executives

Dean Julia

Dean Julia is employed as the Company’s Chief Executive Officer under an employment agreement with an initial term of three years which commenced on April 2, 2019. The agreement automatically renewed for an additional two years in January 2020 since the Company failed to terminate the agreement at least 90 days before termination of the initial term. Mr. Julia’s annual base salary is $360,000. In addition to his base salary, Mr. Julia is entitled to a quarterly bonus of at least 1% of gross revenue for each completed fiscal quarter, so long as the Company’s gross revenue meets or exceeds 75% of management’s stated goal. The quarterly bonus may be paid either in cash, common stock or stock options, at Mr. Julia’s election. Should his employment agreement be terminated prior to the end of any fiscal year for any reason, other than for cause by the Company, a pro rata portion of the quarterly bonus shall be paid within 30 days of termination. The Company's board of directors will determine a revenue target each year for the purpose of calculating the quarterly bonus in that year. Mr. Julia also received a signing bonus of vested 10-year options to purchase 62,500 shares, exercisable at $60 per share. Additionally, he is also entitled to 10-year options to purchase an additional 12,500 shares of common stock, exercisable at $60 per share, annually on April 1st of each year which commenced on April 1, 2020. Additionally, if the Company is acquired through a board of directors-approved change in control of at least 50% of the Company’s outstanding voting stock, or the sale of all or substantially all of the Company’s assets, Mr. Julia shall be entitled to receive a payment in-kind equal to 3% of the consideration paid in connection with that transaction. He is also entitled to paid disability insurance and term life insurance at an annual cost of not more than $15,000. Additionally, he is also entitled to receive health, dental and 401(k) benefits as is made available by the Company for its other senior officers, as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s certificate of incorporation and bylaws. Mr. Julia also has the use of a Company-leased or -owned automobile. Mr. Julia’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement. The Company may terminate Mr. Julia’s employment for cause, and Mr. Julia may terminate his employment at any time on three-months’ notice. Also, the Company may terminate Mr. Julia’s employment agreement on Mr. Julia’s death or disability – disability being unable to perform his essential functions for four consecutive months due to physical, mental or emotional incapacity resulting from sickness, disease, or injury. In each of these termination cases, the Company is obligated only to pay Mr. Julia amounts that were due or accrued prior to termination, plus, other than in a for-cause-termination, any pro-rata quarterly bonus described above.

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

NOTE 10: LITIGATION

We are not a party to any pending material legal proceedings. The following matters were settled in the past two fiscal years.

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

In December 2019, Carter, Deluca & Farrell LP, a law firm, commenced an action in the Supreme Court of New York, County of Nassau, against the Company seeking $113,654 in past due legal fees allegedly owed. The Company disputed the amount owed to that firm. On March 13, 2021 the Company entered into a settlement agreement with the law firm and paid them $60,000 to settle the lawsuit.

In July 2020, Fyber Monetization, an Israeli company in the business of digital advertising, commenced an action against the Company’s wholly owned subsidiary Advangelists LLC in the Magistrate’s Court in Tel Aviv, Israel. In its statement of claim, Fyber alleged that Advangelists owes Fyber license fees of $584,945 invoiced in June through November 3, of 2019 under a February 1, 2017, license agreement for the use of Fyber’s RTB technology and e-commerce platform with connects digital advertising media buyers and media sellers. In March 2022, this lawsuit was settled with the Company paying $120,000 to Plaintiff.

In October 2020, FunCorp Limited, a Cypriot company which owns and operates social networking websites and mobile applications, commenced an action against the Company’s wholly owned subsidiary Advangelists LLC in Superior Court, State of Washington, County of King alleging Advangelists owed FunCorp for unpaid amounts due under an insertion order for placement of Advangelists’ advertisements on FunCorp’s iFunny website totaling $42,464 plus legal fees. Advangelists disputed the claim. In September 2021 the action was settled in payment of $44,000 and the exchange of general releases, without Advangelists admitting any liability. The settlement agreement provides that the terms of the settlement agreement and FunCorp’s allegations are confidential and may not be disclosed except as required by law, court order or subpoena with certain limitations.

NOTE 11: SUBSEQUENT EVENTS

On January 4, 2022, Don Walker (“Trey”) Barrett III accepted the position of Chief Operations and Strategy Officer of Mobiquity Technologies, Inc. The Company entered into an Employment Agreement with Mr. Barrett, effective as of January 1, 2022, for an initial term of two years, which may be renewed for successive one-year terms, with an annual salary of $275,000. Mr. Barrett will be entitled to an annual bonus of up to 100% of his annual salary each year based on the attainment of performance standards, targets or goals which will be mutually agreed upon by the Company and Mr. Barrett. Mr. Barrett was granted non-statutory options to purchase up to 150,000 shares of common stock, at a price of $4.565 per share out of the Company’s 2021 Employee Benefit and Consulting Services Compensation Plan. The options will vest in three substantially equal annual installments of 50,000 shares each on the first, second and third anniversaries of the date of the Employment Agreement provided Mr. Barrett is employed by the Company on those dates, subject to acceleration if Mr. Barrett is terminated without cause, he resigns for good reason, or certain change of control events occur. Additionally, Mr. Barrett was granted 25,000 shares of restricted stock as a signing bonus pursuant to his Employment Agreement, and not out of any other plan, which will vest in full on the six-month anniversary of the date of his Employment Agreement provided he is employed by the Corporation on that date. Mr. Barrett’s employment Agreement contains customary provisions permitting the Company to terminate Mr. Barrett’s employment for cause or Mr. Barrett’s disability and entitling Mr. Barrett to terminate his employment for good reason, before the end of the contractual employment period. Under the Employment Agreement, Mr. Barrett would be entitled to payment of an amount equivalent to his annual salary for a period of 12 months after termination if his employment is terminated by the Company without cause or due to his disability, or Mr. Barrett terminates his employment for good reason. Additionally, if Mr. Barrett’s employment is not renewed at the end of the initial employment period or any renewal period, Mr. Barrett would be entitled to payment of an amount equivalent to his annual salary for a period of nine months after termination.

On January 4, 2022, the Company entered into a new one-year employment agreement with Deepankar Katyal. His compensation and benefits under the new contract have not changed from the Agreement summarized in Note 10 above.

On March 18, 2022, the Company terminated the Employment Agreement of Don (Trey) W. Barrett III for cause, and it will not incur any material early termination penalties (due to the fact the termination was for cause). His employment Agreement is summarized above.

On March 17, 2022, Anthony Iacovone resigned from the Company’s board of directors for personal reasons.

On March 18, 2022, Anne S. Provost was elected to the board of directors to serve as an independent director and as a financial expert. Ms. Provost was also nominated to replace Mr. Iacovone on all three board committees, which consist of an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

On March 18, 2022, the board of directors approved the payment of $1,000 per month to be paid to each member of the board of directors for serving on the board and any committees thereof.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2021. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2021.

Internal Controls Remediation Efforts

We are working to remediate the deficiencies and material weaknesses in our internal controls. We are taking steps to enhance our internal control environment establish and maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance., In this regard, the Company will be adopting several corporate governance policies and it has established various committees of the Board of Directors, including an Audit Committee comprised of three independent directors in accordance with Nasdaq Rule 5605(c)(2), which will take effect at the time that our registration statement of which this prospectus is a part becomes effective. One of the Audit Committee’s priorities will be to begin the process of segregating tasks and processes to ensure proper internal controls. In connection with this process, the Company plans to implement the following initiatives under the oversight of the Audit committee.

•	Hire additional staff to the Finance department with sufficient GAAP experience.

•	Implement ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

•	Hire a consultant to assist in internal control review, testing of procedures and processes, and analysis as described below.

•	Initiate a preliminary assessment of management’s internal controls over financial reporting.

•	Improve documentation of existing internal controls and procedures and train personnel to help ensure they are properly followed.

We have hired Refidential One - SOX Consultants who have set up a time table to review testing procedures and analysis as follows:

Phase 1, which shall be completed on or about the Company filing its form 10-K for December 31, 2021, will be to identify the gaps and suggested remediations in 2021.

Phase 2, to be completed on or about June 30,2022, (contingent upon the Company implementing remediation plan) will have all the narratives updated and risk control matrixes (“RCM”) created and available for testing.

Phase 3, to commence on or about July 15th, 2021 and to be completed for the third quarter ending September 30,2022, will include the testing of all the key controls identified, implemented in Phases 1 and 2 above

Phase 4, if necessary, will be to retest the failures in Phase 3. Phase 4 testing enables MOBI to rectify any fails from Phase 3 testing, thus reducing the likelihood of significant deficiencies.

Although we plan to undertake and complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weaknesses.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors, and significant employees as of the date of this Form 10-K:

NAME	AGE	POSITION

Dean L. Julia	54	Chief Executive Officer/President/Treasurer/Director/Co-Founder/Secretary
Paul Bauersfeld	58	Chief Technology Officer
Sean J. McDonnell, CPA	61	Chief Financial Officer
Sean Trepeta	54	President of Mobiquity Networks /Secretary of the Company
Dr. Gene Salkind, M.D.	69	Chairman of the Board of Directors
Deepanker Katyal	36	Chief Executive Officer of Advangelists

Our Company is governed by our board. Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of our board of directors and may be removed, either with or without cause, by our board of directors, and a successor elected by a majority vote of our board of directors, at any time. Nevertheless, the foregoing is subject to the employment contracts of our executive officers.

Independent Directors

Currently we have three independent directors identified in the table below and all standing committees of our board of directors will be composed either entirely of independent directors, in each case under NASDAQ’s independence definition applicable to boards of directors, or a majority of independent directors with a non-independent director as and to the extent permitted under NASDAQ’s listing rules.

NAME	AGE	POSITION

Peter L. Zurkow	68	Director
Michael A. Wright	59	Director
Anne S. Provost	57	Director

For a director to be considered independent, our board of directors must determine that the director has no relationship which, in the opinion of our board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Business Experience of our Directors, Officers and Significant Employees

Dean L. Julia. Mr. Julia works at Mobiquity Technologies, Inc. where he has served as its Chief Executive Officer since December 2000. Mr. Julia co-founded Mobiquity in 1998. Mr. Julia is responsible for establishing our overall strategy and fostering key relationships with technology partners and developers. Mr. Julia also works at Mobiquity Networks, Inc., Mobiquity’s wholly owned subsidiary, since its formation in 2011. Mr. Julia is responsible for the integration of the sales and intellectual property departments of Mobiquity. From September 1996 through February 1998, Mr. Julia served as President and Chief Executive Officer of DLJ Consulting, a financial intermediary consultant for public and private companies. Mr. Julia has served on the board since its inception. Mr. Julia is a graduate of Hofstra University with a Bachelor of Business Administration in 1990. Except for Mobiquity Technologies, Inc., Mr. Julia does not hold, and has not previously held, any directorships in any publicly traded reporting companies.

Paul Bauersfeld. Mr. Bauersfeld works at Mobiquity Technologies, Inc. where he has served as the Chief Technology Officer since June 2013. From 2003 to 2013, he worked at Varsity Networks, an online media and services company dedicated to serving the local sports market through technology, which he founded and where he served as its Chief Executive Officer. From 2000 to 2001, he worked at MessageOne, where he served as its Chief Executive Officer. From 1999 to 2000, he worked at Ziff-Davies where he served as its Vice President of eCommerce. From 1997 to 1999, he worked at Viacom’s Nickelodeon Online, where he served as its Technology Director. From 1996 to 1997, he worked at GiftOne, where he served as its President. From 1988 to 1993, he worked at Apple Computer where he served in various engineering positions. From 1986 to 1988 he worked at Xerox Corporation. Mr. Bauersfeld brings over 20 years of knowledge and experience as an executive, engineer and entrepreneur in the technology, and software product development industries. His experience in these industries will help the company develop its products and technologies. Mr. Bauersfeld is a graduate of the Rochester Institute of Technology with a B.S. in Electrical Engineering in 1986. Mr. Bauersfeld does not hold, and has not previously held, any directorships in any publicly traded reporting companies.

Sean J. McDonnell, CPA. Mr. McDonnell works at Mobiquity Technologies, Inc. where he has served as the Chief Financial Officer since January 2005. From January 1990 to present, he has owned and operated Sean J. McDonnell CPA, P.C., a private accounting and tax practice. From 1985 to 1990, he worked at Breiner & Bodian CPAs where he served as a senior staff member. Mr. McDonnell brings knowledge and experience in the accounting, finance and tax industries. Mr. McDonnell is a graduate of Dowling College with a Bachelor of Business Administration in 1984. Mr. McDonnell does not hold, and has not previously held, any directorships in any reporting companies.

Sean Trepeta. Mr. Trepeta works at our wholly owned subsidiary, Mobiquity Networks, Inc. where he has served as President since January 2011. He is also the Secretary of the Company since November 2021. From 2007 to 2011, he worked at Varsity Networks where he served as its President. From 1998 to 2007, Mr. Trepeta worked at OPEX Communications, Inc., a telecommunication service provider specializing in traditional long-distance, wireless, and dedicated services, where he served as its President. From 1996 to 1998 he worked at U.S. Buying Group, Inc., where he served as Vice President of Sales and Marketing and was responsible for developing a small business-buying program, which included value added services such as overnight shipping, office supplies, and computer software products, as well as a full line of telecommunications services. Mr. Trepeta also developed and implemented the agent and carrier divisions of U.S. Buying Group. Mr. Trepeta brings 25 years of knowledge and experience in sales and marketing to our Company to help us grow sales and develop marketing strategies. Mr. Trepeta is a graduate of the State University of New York at Cortland with a B.S. in Education in 1990. Except for Mobiquity Technologies, Inc., Mr. Trepeta does not hold, and has not previously held, any directorships in any publicly traded reporting companies. We plan to have a board of directors comprised of five members, including three independent directors if and when we are approved to have our common stock listed on the NASDAQ Capital Market. Mr. Trepeta is expected to resign from the board if this occurs, on the listing date of our common stock on the Nasdaq Capital Market to accommodate this board restructure.

Gene Salkind, M.D. Dr. Salkind has served as a director of Mobiquity since January 2019 and Chairman of our board of directors since October 2019. Dr. Salkind is a prominent practicing neurosurgeon, and he has been a shareholder and has worked as President of Bruno & Salkind M.D. P.C. since 1985. He has also worked at Holy Redeemer Hospital where he is the Chief of Neurosurgery, a position he has held since 2001. Dr. Salkind is board certified in neurological surgery by the American Board of Neurological Surgery. He served as Chief of Neurosurgery of Albert Einstein Medical Center in Philadelphia from 1997 to 2002, and of Jeanes Hospital in Philadelphia from 1990 to 2000. In addition to Dr. Salkind’s medical career, he is a tech-company investor, with experience guiding small and micro-cap companies in their development and growth, including up-listings to national securities exchanges. His experience will help the Company with its business growth and corporate finance strategies. Dr. Salkind is a graduate of Lewis Katz School of Medicine at Temple University with a Doctor of Medicine in 1979. Dr. Salkind is a graduate of the University of Pennsylvania with a B.A. in Biology, cum laude in 1974. From 2021 to present, Dr. Salkind has served as a director at Grove Holdings, Inc., which expects to be a publicly traded company in sixty to ninety days. From 2018 to present, Dr. Salkind has served as a director at CURE Pharmaceutical Holding Corp., a publicly traded company. From 2014 to 2020, Dr. Salkind served as a director at Dermtech Intl., a publicly traded company.

Deepanker Katyal. Mr. Katyal works at the Company’s wholly owned subsidiary, Advangelists, LLC where he has served as the Chief Executive Officer since the 2017 (prior to the Company’s acquisition of an interest in Advangelists by merger in November 2018). From January 2017 to present, he has also served as an advisor providing business and product advice to Q1media, a digital media services company. Additionally, from 2016 to present, he has served as a strategic advisor to Silicon Valley Stealth Mode Products, a private company. From May 2016 to April 2017, he served as a strategic advisor to Airupt Inc., a mobile marketing platform for brands. From May 2016 to March 2017, he was head of Partnership and Strategy for Adtile Technologies, a mobile publishing and advertising solution company. From November 2015 to 2016, he served as a strategic advisor to Moonraft Innovation Labs, a company that creates customer experiences to differentiate the entities’ clients in the market by creating and designing interactive experiences across physical and digital customer touch points. From April 2014 to May 2016, he also served as a member of the innovation team at Opera Mediaworks, a mobile advertising platform company. Mr. Katyal brings knowledge and experience in software engineering, leading business development efforts, strategic partnerships, and product development and strategy. His experience will help the Company grow and develop its technology and product strategies. Mr. Katyal was a director of our Company from December 2018 following our merger transaction with Advangelists until May 2020, when he stepped down from that position to attend to family matters and focus his working-time commitment on running the day-to-day operations of Advangelists. He does not hold any directorships in any publicly traded reporting companies.

Business Experience of our Independent Directors

Peter L. Zurkow. Mr. Zurkow serves as a consultant to Sustainability Industries since 2019. From 2014 to 2019, he worked at Perpetual Recycling Solutions LLC where he served as the Chief Executive Officer and the head of sales and raw materials procurement. From 2011 to 2013, Mr. Zurkow worked at Britton Hill Capital where he served as Managing Director and Head of Corporate Finance. From 2010 to 2012, Mr. Zurkow worked at Advanced Brain Technologies where he served as Acting EVP and Director of Finance and Business Development. Prior to that Mr. Zurkow worked in management positions in investment banking, fixed income and asset management as various securities firms and funds. Mr. Zurkow brings knowledge and experience in corporate finance, financial matters, and investments, with a background in law. His experience will help the Company with its corporate financing strategies and financial matters. Mr. Zurkow is a graduate of Harvard College, with an A.B., cum laude, in 1975 and a graduate of Syracuse University College of Law, with a J.D., magna cum laude, in 1978. From 2012 to 2014, Mr. Zurkow served as a director and member of the audit committee for National Holdings Corporation, a public company until it was acquired by Fortress Biotech. From 1992 through 2005 Mr. Zurkow served as director (and Chairman of the Board from 1999 to 2002) of Penn Traffic, a public company until it acquired by Giant Eagle and Tops Markets. From 1996 to 1998 he served as a Director of Streamline, Inc., a former public company. From 1994 through 1996 Mr. Zurkow served as a director and representative of majority investor for Kash n’ Karry Supermarkets, then a public company.

Michael A. Wright. Mr. Wright works at Seiden Krieger Associates, where he has served as an Executive Vice President and the head of Human Resources and Diversity Practice since 2021. From 2009 to 2019, Mr. Wright worked at Covanta Holding Corporation where he served as Chief Human Resources Officer. From 1984 to 2008, Mr. Wright worked at the Atria family of companies (Kraft and Philip Morris) where he served in various roles including Vice President of Human Resources and HR Technology. Mr. Wright brings knowledge and experience in human resources, human resources technology and diversity. Mr. Wright is a graduate of North Carolina State University, with a B.S. in 1984, and a graduate of Columbia University with an MBA in 1996. Mr. Wright currently serves as the Chair of the HR/Legal committee and Vice Chair of the Board of Directors of the YMCA of Greater Monmouth County. He is also a member of the Board of Trustees and President of the Advisory Council for Lunch Break.

Anne S. Provost has been employed full-time with TNR Technical, Inc. in various capacities since 1996. She has served as its Chief Financial Officer since 2008 and was recently elected as Acting President. Prior to TNR, she worked as a Business Manager with the Orlando Business Journal. She graduated from the University of Central Florida in 1991 with a BSBA, Accounting. She completed her undergraduate degree while working full-time in the accounting departments of various Orlando law firms. In 2008, she obtained an Executive MBA from the University of Central Florida.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Director Attendance at Meetings

Our board of directors conducts its business through meetings, both in person and telephonic, and by actions taken by written consent in lieu of meetings. During the year ended December 31, 2021, our board of directors held meetings and acted through unanimous written consents.

Our board of directors encourages all directors to attend our future annual meetings of stockholders unless it is not reasonably practicable for a director to do so.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the New York Business Corporation Law and our by-laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC, and the listing rules of the NASDAQ Capital Market and any applicable securities exchange.

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

In evaluating nominations to the board of directors, our board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the board will be considered without regard to race, color, religion, sex, ancestry, national origin, or disability.

Oversight of Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including economic risks, financial risks, legal and regulatory risks and others, such as the impact of competition. Management is responsible for the day-to-day management of the risks that we face, while our board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Our board of directors assesses major risks facing our Company and options for their mitigation in order to promote our stockholders’ interests in the long-term health of our Company and our overall success and financial strength. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of our full board of directors in the risk oversight process allows our board of directors to assess management’s appetite for risk and also determine what constitutes an appropriate level of risk for our Company. Our board of directors regularly includes agenda items at its meetings relating to its risk oversight role and meets with various members of management on a range of topics, including corporate governance and regulatory obligations, operations and significant transactions, risk management, insurance, pending and threatened litigation and significant commercial disputes.

While our board of directors is ultimately responsible for risk oversight, we plan to establish various committees of our board of directors to oversee risk management in their respective areas and regularly report on their activities to our entire board of directors. In particular, the Audit Committee will have the primary responsibility for the oversight of financial risks facing our Company. The Audit Committee’s charter will provide that it will discuss our major financial risk exposures and the steps we have taken to monitor and control such exposures. Our board of directors will also delegate primary responsibility for the oversight of all executive compensation and our employee benefit programs to the Compensation Committee. The Compensation Committee will strive to create incentives that encourage a level of risk-taking behavior consistent with our business strategy.

We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing our Company and that our board’s leadership structure provides appropriate checks and balances against undue risk taking.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethical conduct that applies to our principal executive officer, principal financial officer and senior financial management. This code of ethical conduct is embodied within our Code of Business Conduct and Ethics, which applies to all persons associated with our Company, including our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). In order to satisfy our disclosure requirements under the Exchange Act, we will disclose amendments to, or waivers of, certain provisions of our Code of Business Conduct and Ethics relating to our chief executive officer, chief financial officer, chief accounting officer, controller or persons performing similar functions on our website promptly following the adoption of any such amendment or waiver. The Code of Business Conduct and Ethics provides that any waivers of, or changes to, the code that apply to the Company’s executive officers or directors may be made only by the Audit Committee. In addition, the Code of Business Conduct and Ethics includes updated procedures for non-executive officer employees to seek waivers of the code.

Board Leadership Structure

In accordance with the Company's by-laws, the Chairman of the Board presides at all meetings of the board. Currently, the Chief Executive Officer is held by a person who is not the Chairman. The Company has no fixed policy with respect to the separation of these titles.

Committees of our board of directors

Our board of directors has established and delegated certain responsibilities to its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, effective December 8, 2021.

Audit Committee

On December 8, 2021, we have established a separately designated Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s primary duties and responsibilities include monitoring the integrity of our financial statements, monitoring the independence and performance of our external auditors, and monitoring our compliance with applicable legal and regulatory requirements. The functions of the Audit Committee also include reviewing periodically with our independent registered public accounting firm the performance of the services for which they are engaged, including reviewing the scope of the annual audit and its results, reviewing with management and the auditors the adequacy of our internal accounting controls, reviewing with management and the auditors the financial results prior to the filing of quarterly and annual reports, reviewing fees charged by our independent registered public accounting firm and reviewing any transactions between our Company and related parties. Our independent registered public accounting firm reports directly and is accountable solely to the Audit Committee. The Audit Committee has the sole authority to hire and fire the independent registered public accounting firm and is responsible for the oversight of the performance of their duties, including ensuring the independence of the independent registered public accounting firm. The Audit Committee also approves in advance the retention of, and all fees to be paid to, the independent registered public accounting firm. The rendering of any auditing services and all non-auditing services by the independent registered public accounting firm is subject to prior approval of the Audit Committee.

The Audit Committee will operate under a written charter. The Audit Committee is required to be composed of directors who are independent under the rules of the SEC and the listing standards of the NASDAQ Stock Market. The SEC’s independence requirement provides that members of the Audit Committee may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent.

The members of the Audit Committee are Peter Zurkow, the Chairperson of the Audit Committee, Michael Wright and Anne S. Provost These directors have been determined by the board of directors to be independent under the NASDAQ listing standards and rules adopted by the SEC applicable to audit committee members when they become directors. The board of directors has determined that Mr. Zurkow qualifies as an “audit committee financial expert” under the rules adopted by the SEC and the Sarbanes Oxley Act. The term “Financial Expert” is defined under the Sarbanes-Oxley Act of 2002 as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions. The Audit Committee held its first meeting in March 2022 prior to the filing of this Form 10-K.

Compensation Committee

Through the efforts of our Compensation Committee, the Company has partnered with PricewaterhouseCoopers (PwC), a multinational professional services network and one of the Big Four accounting firms, to provide the Company with advice and support for its Executive Compensation program. PwC will assess Mobiquity’s compensation philosophy as well as its executive compensation programs in an effort to ensure the competitiveness and strategic alignment of executive pay.

The primary duties and responsibilities of the Compensation Committee are to review, modify and approve the overall compensation policies for the Company, including the compensation of the Company’s Chief Executive Officer and other senior management; establish and assess the adequacy of director compensation; and approve the adoption, amendment and termination of the Company’s stock option plans, pension and profit-sharing plans, bonus plans and similar programs. The Compensation Committee may delegate to one or more officers the authority to make grants of options and restricted stock to eligible individuals other than officers and directors, subject to certain limitations. Additionally, the Compensation Committee will have the authority to form subcommittees and to delegate authority to any such subcommittee. The Compensation Committee will also have the authority, in its sole discretion, to select, retain and obtain, at the expense of the Company, advice and assistance from internal or external legal, accounting or other advisors and consultants. Moreover, the Compensation Committee will have the sole authority to retain and terminate any compensation consultant to assist in the evaluation of director, Chief Executive Officer or senior executive compensation, including sole authority to approve such consultant’s reasonable fees and other retention terms, all at the Company’s expense.

The Compensation Committee will operate under a written charter. All members of the Compensation Committee must satisfy the independence requirements of NASDAQ applicable to Compensation Committee members. In determining the independence of members of the Compensation Committee, NASDAQ listing standards require our board of directors to consider certain factors, including, but not limited to:

•	the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by us to the director; and

•	whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries.

Under our planned Compensation Committee Charter, members of the Compensation Committee also must qualify as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, and as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.

On December 8, 2021, the Compensation Committee was established, and it now consists of Michael Wright, Peter Zurkow and Anne S. Provost. Mr. Wright is the Chairperson of the Compensation Committee. Each of the Compensation Committee members has been determined by the board of directors to be independent under NASDAQ listing standards applicable to compensation committee members, outside directors under the Internal Revenue Code, and non-employee directors under Rule 16b-3 under the Exchange Act. The new Compensation Committee is expected to hold its first meeting after the filing of this Form 10-K.

Nominating and Corporate Governance Committee

On December 8, 2021, we have established a separately designated Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee identifies, reviews and evaluates candidates to serve on the Board; reviews and assesses the performance of the board of directors and the committees of the Board; and assesses the independence of our directors. The Nominating and Corporate Governance Committee is also responsible for reviewing the composition of the Board’s committees and making recommendations to the entire board of directors regarding the chairpersonship and membership of each committee. In addition, the Nominating and Corporate Governance Committee is responsible for developing corporate governance principles and periodically reviewing and assessing such principles, as well as periodically reviewing the Company’s policy statements to determine their adherence to the Company’s Code of Business Conduct and Ethics.

The Nominating and Corporate Governance Committee will operate under a written charter that identifies the procedures whereby Board of Director candidates are identified primarily through suggestions made by directors, management and stockholders of the Company. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders that are submitted in writing to the Company’s Corporate Secretary in a timely manner and which provide necessary biographical and business experience information regarding the nominee. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the criteria considered by the Nominating Committee, based on whether or not the candidate was recommended by a stockholder. The board of directors does not prescribe any minimum qualifications for director candidates, and all candidates for director will be evaluated based on their qualifications, diversity, age, skill and such other factors as deemed appropriate by the Nominating and Corporate Governance Committee given the current needs of the board of directors, the committees of the board of directors and the Company. Although the Nominating and Corporate Governance Committee does not have a specific policy on diversity, it considers the criteria noted above in selecting nominees for directors, including members from diverse backgrounds who combine a broad spectrum of experience and expertise. Absent other factors which may be material to its evaluation of a candidate, the Nominating and Corporate Governance Committee expects to recommend to the board of directors for selection incumbent directors who express an interest in continuing to serve on the Board. Following its evaluation of a proposed director’s candidacy, the Nominating and Corporate Governance Committee will make a recommendation as to whether the board of directors should nominate the proposed director candidate for election by the stockholders of the Company.

No member of the Nominating and Corporate Governance Committee may be an employee of the Company, and each member must satisfy the independence requirements of NASDAQ and the SEC, except that the committee may have one member who does not meet the Nasdaq independent standards if that committee member is not a current executive officer or employee of the Company or a family member of any current executive officer of the Company, and the Board determines, under exceptional and limited circumstances, that the director’s membership on the Committee is in the best interests of the Company and its Shareholders.

On December 8, 2021, the Nominating and Corporate Governance Committee was established and consisted of Anthony Iacovone, who was the Chairperson of the committee, Peter Zurkow and Michael Wright. On March 17, 2022, Mr. Iacovone resigned from the Board and was replaced by Anne S. Provost both as a Director and Chairperson of the Nominating and Corporate Governance Committee. The aforesaid directors have been determined by the board of directors to be independent under NASDAQ listing standards. The Nominating and Corporate Governance Committee held its first meeting on March 18, 2022 prior to the filing of this Form 10-K to recommend Ms. Provost fill the vacancy left by the resignation of Mr. Iacovone.

We have implemented no material changes in the past year to the procedures by which stockholders may recommend nominees for the Board.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2021, to the best of the knowledge of the Company’s directors and officers, no form 3’s, form 4’s or form 5’s were filed late.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2021, and 2020 by:

•	each person who served as the principal executive officer of the company during fiscal year 2021 and 2020;

•	the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2021, and 2020 with compensation during fiscal years 2021 and 2020 of $100,000 or more; and

•	those two individuals, if any, who would have otherwise been in included in bullet point above but for the fact that they were not serving as an executive of the company as of December 31, 2021.

Name and Principal		Salary	Bonus	Stock	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)(2)(3)	($)
Dean L. Julia	2020	$275,539	$65,318	–	$–	$61,716	$402,573
CEO of the company	2021	$286,615	$–	–	$925,200	$58,590	$1,270,405

Deepanker Katyal	2020	$306,154	$7,622	–	$–	$38,119	$351,895
CEO of Advangelists	2021	$324,616	$–	–	$–	$39,702	$364,318

Paul Bauersfeld	2020	$229,616	$39,970	–	$–	$30,533	$300,119
Chief Technology Officer	2021	$238,846	$–	–	$514,000	$27,365	$780,211

(1)    The options and restricted stock awards presented in this table for fiscal years 2021 and 2020 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

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

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see “Employment Agreements” in this Form 10-K.

The number of shares of common stock referred to in this “Executive Compensation” section gives effect to the one-for 400 share reverse stock split that we effectuated on September 9, 2020, unless the context clearly indicates otherwise.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2021.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean L.	12,250	–	–	$20.00	01/24/23	–	–	–	–
Julia (1)	12,500	–	–	$28.00	11/20/23	–	–	–	–
	62,500	–	–	$60.00	4/2/29	–	–	–	–
	225,000	–	–	$4.565	12/08/31	–	–	–	–
Deepanker	128,517	–	–	$56.00	12/6/28	–	–	–	–
Katyal (1)	25,000	–	–	$36.00	09/13/24	–	–	–	–
	12,500	–	–	$36.00	09/13/25	–	–	–	–
Paul	10,000	–	–	$20.00	01/24/23	–	–	–	–
Bauersfeld (1)	7,500	–	–	$28.00	11/20/23	–	–	–	–
	25,000	–	–	$60.00	04/2/29	–	–	–	–
	125,000	–	–	$4.565	12/08/31	–	–	–	–

(1)	All options contain cashless exercise provisions.

Employment Agreements

In April of 2020, due to the COVID-19 pandemic all employees’ salaries were reduced by 40% and we terminated one employee. In October of 2020 the employees pay reduction was reduced to a 20% reduction where it stands through December 17, 2021, employees’ salaries were returned to full pay.

Dean Julia

Dean Julia is employed as the Company’s Chief Executive Officer under an employment agreement with an initial term of three years which commenced on April 2, 2019. In January 2022, his employment agreement automatically was renewed for a period of an additional two years. Mr. Julia’s annual base salary is $360,000. In addition to his base salary, Mr. Julia is entitled to a quarterly bonus of at least 1% of gross revenue for each completed fiscal quarter, so long as the Company’s gross revenue meets or exceeds 75% of management’s stated goal. The quarterly bonus may be paid either in cash, common stock or stock options, at Mr. Julia’s election. Should his employment agreement be terminated prior to the end of any fiscal year for any reason, other than for cause by the Company, a pro rata portion of the quarterly bonus shall be paid within 30 days of termination. The Company's board of directors will determine a revenue target each year for the purpose of calculating the quarterly bonus in that year. Mr. Julia also received a signing bonus of vested 10-year options to purchase 62,500 shares, exercisable at $60 per share. Additionally, he is also entitled to 10-year options to purchase an additional 12,500 shares of common stock, exercisable at $60 per share, annually on April 1st of each year which commenced on April 1, 2020. Additionally, if the Company is acquired through a board of directors-approved change in control of at least 50% of the Company’s outstanding voting stock, or the sale of all or substantially all of the Company’s assets, Mr. Julia shall be entitled to receive a payment in-kind equal to 3% of the consideration paid in connection with that transaction. He is also entitled to paid disability insurance and term life insurance at an annual cost of not more than $15,000. Additionally, he is also entitled to receive health, dental and 401(k) benefits as is made available by the Company for its other senior officers, as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s certificate of incorporation and bylaws. Mr. Julia also has the use of a Company-leased or -owned automobile. Mr. Julia’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees provisions during the term of the agreement. The Company may terminate Mr. Julia’s employment for cause, and Mr. Julia may terminate his employment at any time on three-months’ notice. Also, the Company may terminate Mr. Julia’s employment agreement on Mr. Julia’s death or disability – disability being unable to perform his essential functions for four consecutive months due to physical, mental of emotional incapacity resulting from sickness, disease, or injury. In each of these termination cases, the Company is obligated only to pay Mr. Julia amounts that were due or accrued prior to termination, plus, other than in a for-cause-termination, any pro-rata quarterly bonus described above.

Don Walker “Trey” Barrett, III

On January 4, 2022, Don Walker (“Trey”) W. Barrett III accepted the position of Chief Operations and Strategy Officer of Mobiquity Technologies, Inc. The Company entered into an Employment Agreement with Mr. Barrett, effective as of January 1, 2022, for an initial term of two years, which may be renewed for successive one-year terms, with an annual salary of $275,000. Mr. Barrett will be entitled to an annual bonus of up to 100% of his annual salary each year based on the attainment of performance standards, targets or goals which will be mutually agreed upon by the Company and Mr. Barrett. Mr. Barrett was granted non-statutory options to purchase up to 150,000 shares of common stock, at a price of $4.565 per share out of the Company’s 2021 Employee Benefit and Consulting Services Compensation Plan. The options will vest in three substantially equal annual installments of 50,000 shares each on the first, second and third anniversaries of the date of the Employment Agreement provided Mr. Barrett is employed by the Company on those dates, subject to acceleration if Mr. Barrett is terminated without cause, he resigns for good reason, or certain change of control events occur. Additionally, Mr. Barrett was granted 25,000 shares of restricted stock as a signing bonus pursuant to his Employment Agreement, and not out of any other plan, which will vest in full on the six-month anniversary of the date of his Employment Agreement provided he is employed by the Corporation on that date. Mr. Barrett’s employment Agreement contains customary provisions permitting the Company to terminate Mr. Barrett’s employment for cause or Mr. Barrett’s disability, and entitling Mr. Barrett to terminate his employment for good reason, before the end of the contractual employment period. Under the Employment Agreement, Mr. Barrett would be entitled to payment of an amount equivalent to his annual salary for a period of 12 months after termination if his employment is terminated by the Company without cause or due to his disability, or Mr. Barrett terminates his employment for good reason. Additionally, if Mr. Barrett’s employment is not renewed at the end of the initial employment period or any renewal period, Mr. Barrett would be entitled to payment of an amount equivalent to his annual salary for a period of nine months after termination.

On March 18, 2022, the Company terminated the Employment Agreement of Don (Trey) W. Barrett III for cause and it will not incur any material early termination penalties (due to the fact the termination was for cause). Mr. Barrett served as Chief Operations and Strategy Officer since January 4, 2022. As a result of his termination, Mr. Barrett forfeited his right to retain 25,000 shares of restricted common stock and options to purchase 150,000 shares which had not vested.

Paul Bauersfeld

Paul Bauersfeld is employed as the Company’s Chief Technology Officer under an at-will employment agreement which commenced on April 2, 2019. Mr. Bauersfeld’s monthly salary is $25,000. Mr. Bauersfeld is entitled to a quarterly bonus of at least 1% of gross revenue for each completed fiscal quarter, so long as the Company’s gross revenue meets or exceeds management’s stated goal. The quarterly bonus may be paid either in cash, common stock or stock options, at Mr. Bauersfeld’s election. Should his employment agreement be terminated prior to the end of any fiscal year for any reason, other than for cause by the Company, a pro rata portion of the quarterly bonus shall be paid within 30 days of termination. The Company's board of directors will determine a revenue target each year for the purpose of calculating the quarterly bonus in that year. Mr. Bauersfeld also received a signing bonus of 10-year options to purchase 25,000 shares, exercisable at $60 per share; 35% of which vested immediately, 35% of which vested on April 2, 2020 and 30% of which vested on April 2, 2021. Mr. Bauersfeld is entitled to participate in the Company’s health plans as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s certificate of incorporation and bylaws. Mr. Bauersfeld’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement. Although Mr. Bauersfeld’s employment agreement is at-will, the Company may terminate Mr. Bauersfeld’s employment for cause. In the event Mr. Bauersfeld’s employment agreement is terminated other than for cause by the Company, the Company will pay Mr. Bauersfeld severance pay equal to three months of his salary.

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

Deepanker Katyal

Deepanker Katyal is employed as Chief Executive Officer of our wholly owned subsidiary, Advangelists, LLC under employment agreement with Advangelists with a term of three years which commenced on December 7, 2018. The agreement was amended on September 13, 2019. Mr. Katyal’s annual base salary is $400,000. Mr. Katyal’s employment agreement, as amended, also provides the following compensation:

•	a bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s gross revenue for each month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the agreement. Those revenue thresholds were not attained, and this bonus was not earned;

•	commissions equal to 10% of the net revenues derived from all New Katyal Managed Accounts (as defined in the agreement – being accounts directly introduced by Mr. Katyal or assigned to Employee in writing by the Manager of the Company);

•	options to purchase 37,500 shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vested on September 13, 2019, the date Mr. Katyal’s employment agreement was amended, and 12,500 vested on September 13, 2020; and

•	one share of Company Series B Preferred Stock which was issued to Mr. Katyal. The Series B Preferred Stock, as a class, provided cash dividend rights, payable in cash, to the holders thereof in an aggregate amount equivalent to 10% of the annual gross revenue of Advangelists or the Company, whichever is higher, up to a maximum aggregate annual amount of $1,200,000, for each of its 2019 and 2020 fiscal years. As a holder of 50% of the Series B Preferred Stock, the maximum amount of annual dividends that Mr. Katyal would be entitled to $600,000. The Series B Preferred Stock rights, privileges, preferences, and restrictions was to terminate by its terms as of December 31, 2020; and, immediately upon declaration and payment of the dividend in respect of Mobiquity's 2020 fiscal year, Mobiquity was to withdraw such class from its authorized capital. The Series B Preferred Stock was subject to cancellation if Mr. Katyal terminated his employment without good reason or the Company terminated his employment for cause. Mr. Katyal did not receive any Series B Preferred Stock dividends and the Series B Preferred Stock was redeemed by the Company from Mr. Katyal in consideration for entering into the amendment of his employment agreement on September 13, 2019, and for no other consideration.

During the term of the employment agreement, Mr. Katyal is entitled to a monthly allowance of up to $550 per month to cover lease or purchase finance costs of an automobile. Mr. Katyal’s employment agreement provides for indemnification by the Company to the fullest extent permitted by the Company’s certificate of incorporation and bylaws, as well as participation in all benefit plans, programs and perquisites as are generally provided by Advangelists to its employees, including medical, dental, life insurance, disability and 401(k) participation. Mr. Katyal’s employment agreement contains customary non-solicitation of Company customers or employees provisions during the term of the agreement and for one year after termination. The agreement provides for termination by Advangelists for cause upon 30 days’ prior written notice; and without cause after 60 days’ prior written notice. The employment agreement terminates automatically upon Mr. Katyal’s death, and it may also be terminated by Advangelists if Mr. Katyal is disabled for more than six consecutive months in any 12-month period—disability being the inability to substantially perform Mr. Katyal's duties and responsibilities by reason of mental or physical illness or injury. Mr. Katyal is entitled to terminate the agreement for “good reason”. If Mr. Katyal is terminated by Advangelists for cause, Advangelists is obligated only to pay Mr. Katyal amounts of base salary and expense reimbursements that were due or accrued prior to the termination date. If Mr. Katyal is terminated by Advangelists without cause, and provided Mr. Katyal is not in breach under the agreement, Advangelists is obligated to pay Mr. Katyal his compensation and expense reimbursements that would payable to Mr. Katyal for the remainder of the contractual employment term had Mr. Katyal remained an employee. If Mr. Katyal’s employment is terminated as a result of his death, Advangelists is obligated to pay Mr. Katyal his salary though the date of termination, and his other compensation for the remainder of the contractual employment term had Mr. Katyal remained an employee. If Mr. Katyal’s employment is terminated as a result of his disability, provided Mr. Katyal provides a general release, Advangelists is obligated to pay Mr. Katyal his salary though the date of termination, and his other compensation for the remainder of the contractual employment term had Mr. Katyal remained an employee. If Mr. Katyal terminates his employment for good reason, and provided Mr. Katyal provides a general release, Advangelists is obligated to pay Mr. Katyal his compensation and expense reimbursements that would payable to Mr. Katyal for the remainder of the contractual employment term had Mr. Katyal remained an employee. Mr. Kaytal’s employment agreement provides for assignment of ownership rights regarding intellectual property created by Mr. Katyal relating to the Company’s business.

On January 4, 2022, the Company entered into a new one-year employment agreement with Deepankar Katyal. His compensation and benefits under the new contract have not changed from the Agreement summarized above.

Sean McDonnell

Sean McDonnell is employed as the Company’s Chief Executive Officer on a non-full-time basis as an employee at-will with no employment agreement. He has a monthly base salary of $11,000 and he is eligible to receive options and other bonuses at the discretion of the board.

DIRECTOR COMPENSATION

Currently, one director of the Company is an executive officer of the Company. He receives compensation as an officer as described above under the heading “Executive Compensation” and as a Director. All Board members received Options under our 2021 Compensation Plan as described elsewhere in this Form 10-K. On March 18, 2022, the board of directors approved the payment of $1,000 per month to be paid to each member of the board of directors for serving on the board and any committees thereof. Future compensation of board members/committee members are at the discretion of the board.

Employee Benefit and Consulting Services Compensation Plans

On January 3, 2005, our company established the 2005 Employee Benefit and Consulting Services Compensation Plan covering 5,000 shares, which 2005 Plan was ratified by our shareholders in February 2005. On August 12, 2005, the company’s stockholders approved a 5,000-share increase in the 2005 Plan to 10,000 shares. On August 28, 2009, the Board adopted the 2009 Employee Benefit and Consulting Services Compensation Plan identical to the 2005 Plan covering 10,000 shares. In September 2013, the Company’s stockholders ratified a board amendment to increase the number of shares covered by the 2009 Plan to 25,000 shares. As the 2005 and 2009 Plans are identical other than the number of shares covered by each Plan, it is the Company’s intention to first utilize the shares issuable (available) under the 2005 Plan prior to issuing shares under the 2009 Plan. In February 2015, the Board approved an increase in the number of shares covered by the 2009 Plan from 25,000 shares to 50,000 shares, subject to shareholder approval within one year. However, shareholder approval was not obtained within the requisite time period, and the Board established the 2016 Employee Benefit and Consulting Services Compensation Plan covering 25,000 shares which is otherwise identical to the 2005 and 2009 Plans. All options granted under the 2009 Plan, which exceed the Plan limits, have been moved to the 2016 Plan. In December 2018, the Company approved the 2018 Employee Benefit and Consulting Services Compensation Plan identical to the other Plans described above, except for the number of shares covered by the Plan is 75,000. The 2018 Plan was ratified by shareholders in February 2019. On April 2, 2019, the Board approved the 2019 Employee Benefit and Consulting Services Compensation Plan identical to the other Plans described above, except for the number of shares covered by the Plan is 150,000. Approval of the 2019 Plan was not approved by the shareholders within one year in order to grant incentive stock options under said Plan, and it remains unratified by our shareholders. On October 13, 2021, the Board approved the Employee Benefit and Consulting Services Compensation Plan identical to the 2019 Plan except that the number of shares underlying the Plan is 1,100,000. The 2021 Plan must be approved by the shareholders within one year in order to grant incentive stock options under said Plan. We refer to the 2005, 2009, 2016, 2018, 2019 and 2021 Plans as the “Plans”.

Administration

Our board of directors administers the Plans, has the authority to determine and designate officers, employees, directors and consultants to whom awards shall be made; and the terms, conditions and restrictions applicable to each award (including, among other things, the option price, any restriction or limitation, any vesting schedule or acceleration of vesting, and any forfeiture restrictions).

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

Stock Options

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

Common Stock Award

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

Awards

As of December 31, 2021, the Company has granted a total of 1,109,159 options under the Plans and a total of  26,750 options outside the Plans, or a total of options to purchase 1,135,909 shares of the Company’s Common Stock with a weighted average exercise price of $16.69 per share. The board has granted options with varying terms. The Company has also granted to various officers, directors and employees of Advangelists, warrants to purchase an aggregate of 166,017 shares at varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2021, on the known benefits provided to certain persons and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options/Warrants	Average Exercise Price ($) per Share	Value of Unexercised Options/ Warrants at Dec. 31, 2021 (1)
Dean L. Julia	337,250	20.38	$–
Sean McDonnell	28,000	6.58	$–
Don Walker “Trey” Barrett, III	–	–	$–
Sean Trepeta	166,750	14.79	$–
Paul Bauersfeld	167,500	14.81	$–
Deepanker Katyal	166,017	51.48	$–
Executive Officers as a group	865,517	23.74	$–
Gene Salkind	425,625	44.43	$–
Three Independent Directors as a group	78,125	6.30	$–

(1)    Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $2.13 based upon a last sale on (or the last trade date before) December 31, 2021) and the option exercise price by (b) the number of shares of Common Stock underlying the option.

In the past, the Company has granted certain employees and consultants, stock awards for services for the prior year with vesting to occur after the passage of 12 months from grant. These awards totaled the following:

112 shares for 2008, subject to continued services with the Company through December 31, 2009.

127 shares for 2009 subject to continued services with the Company through December 31, 2010.

262 shares for 2010 subject to continued services with the Company through December 31, 2011.

112 shares for 2011, subject to continued services with the Company through December 31, 2012.

A total of 509 shares were issued under the 2005 Plan pursuant to the stock award program described above (net of cancellations). No stock awards were granted in fiscal 2012 through fiscal 2021.

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

Options granted under the 2021 Plan

Under the 2021 Plan, the Board approved effective December 8, 2021 the granting of 10 year options to purchase an aggregate of 810,000 shares to various Board members and executive officers, employees with the options exercisable commencing February 7, 2022 at an exercise price equal $4.565 per share. The following table reflects the number of options granted to each officer and/or director:

Name	Amount
Dean L. Julia	225,000
Paul Bauersferld	125,000
Sean J. McDonnell, CPA	25,000
Sean Trepeta	125,000
Dr. Gene Salkind, M.D.	35,000
Peter L. Zurkow	25,000
Michael A. Wright	25,000
Anthony Iacovone	25,000

On January 4, 2022, Mr. Barrett was granted options to purchase up to 150,000 shares of common stock at an exercise price of $4.465 per share to vest in three equal annual installments of 50,000 shares on the first, second and third anniversaries of the date of the employment agreement provided Mr. Barrett is employed by the Company on those dates, subject to acceleration if Mr. Barrett is terminated without cause, he resigned for good reason or certain changes in control event On March 18, 2022, the Company terminated the Employment Agreement of Don (Trey) W. Barrett III for cause and Mr. Barrett forfeited his right to retain options to purchase 150,000 shares which had not vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our voting stock as of March 25, 2022 based upon 6,560,751. common shares outstanding and by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

•	each “named executive officer” of the Company;

•	each of our directors; and

•	all executive officers and directors as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Mobiquity Technologies, Inc. at the address set forth herein. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or the conversion of such person’s outstanding Preferred Stock) within 60 days after March 25, 2022 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The percentage of shares owned as of March 25, 2022 is based upon 6,560,751 shares of Common Stock outstanding on that date. The number of shares in this “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” section gives effect to the one-for 400 share reverse stock split that we effectuated on September 9, 2020.

Name and Address of Beneficial Owner	Shares of Common Stock	Number of Shares Underlying Convertible Preferred Stock, Notes Options and Warrants	Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Directors and Executive Officers
Paul Bauersfeld	250	167,500	167,750	2.5
Dean L. Julia	4,884	337,500	342,384	5.0
Sean Trepeta	2,525	166,750	169,275	2.5
Sean McDonnell	417	28,000	28,417	*
Deepanker Katyal	0	166,017	166,017	2.5
Michael Wright	0	25,000	25,000	*
Gene Salkind	1,116,021	1,066,250	2,182,271	28.6
Anne S. Provost	0	25,000	25,000	*
Peter Zurkow	0	25,000	25,000	*
All Officers and directors as a group (nine persons)	1,124,097	2,007,017	3,131,114	36.5

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

Compensation arrangements for our directors and named executive officers are described under “Item 12.”

Employment Agreements and Executive Compensation

We have entered into various employment agreements as described under the heading “Executive Compensation”. These agreements also provide for us to indemnify such officers and/or directors to the maximum extent permitted by law. We also carry directors’ and officers’ liability insurance which protects each of our officers and directors up to the policy maximum of $1.5 million, subject to a $1.5 million deductible for securities claims and $75,000 for other claims. For more information regarding our employment agreements and indemnification provisions, see “Item 12.”

Related Party Debt Financing

On September 13, 2019, Dr. Gene Salkind, who is a director of the Company, and an affiliate of Dr. Salkind subscribed for 15% Senior Secured Convertible Promissory Notes and loaned the Company an aggregate of $2,300,000. These notes were amended and restated on December 31, 2019, by Amended and Restated 15% Senior Secured Convertible Promissory Notes which deferred interest payments from the date of the original notes to December 31, 2020, and added an aggregate interim payment of $250,000 payable on December 31, 2020, that covered the deferred interest payments. These notes were again amended and restated on April 1, 2021, by the Second Amended and Restated 15% Senior Secured Convertible Promissory Notes which reflected an additional principal amount of $150,000 loaned by Dr. Salkind, and also amended the interim payment date to December 31, 2021, and the conversion price from $32 to $4 per share. The notes are secured by the assets of the Company and its subsidiaries. The total amount loaned under the notes, as amended and restated, including the principal amount and the interim payment amount is $2,700,000.

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

In connection with the subscription of the notes and upon conversion thereof (if at all), the Company will issue to each Salkind lender a warrant to purchase one share of the Company’s common stock for every two shares of common stock issuable upon conversion of the Notes, at an exercise price of $48 per share. The warrant exercise price was amended to $4 per share.

In the second quarter of 2020, we halted required interest payments under the September 2019 and June 30, 2021, Notes to Dr. Salkind and his affiliate due to economic hardships stemming from a downturn in our business and the related decline of our revenue resulting from the COVID 19 pandemic. See “Risk Factors – Impacts of COVID-19 to business and the general economy.” Dr. Salkind and his affiliate have not declared a default under the Notes due to the non-payment of interest. They have the right to declare the Notes in default at any time if we do not cure the non-payment. On December 17, 2021, the Company paid Dr. Salkind and his affiliate an aggregate of $400,000 in accrued interest and the Company paid down principal of $137,500 to reduce the outstanding principal to $2,562,500 and unpaid interest to $256,850. Since January 2022, the Company is making timely payments of $31,875 per month toward accrued interest.

Notes to the Financial Statements and Other Disclosures

The disclosures contained in this Form 10-K, in particular in the notes to our consolidated financial statements as well under “Item 12,” describe various other transactions between the Company’s and its officers, directors and principal shareholders.

All related party transactions described elsewhere in this Form 10-K are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

On July 16, 2018, the Company engaged BF Borgers CPA PC as our registered independent public accountants. Their fees are described in the table below.

	Year Ended December 31,
	2020	2021
Audit fees	$48,600	$48,600
Audit- related fees	32,400	32,400
Tax fees	–	–
All other fees	–	37,800
Total fees	$81,000	$118,800

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8 FINANCIAL STATEMENTS as the financial statements of the Company for the years ended December 31, 2021, and 2020:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Notes to Consolidated Financial Statements

(b)  EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)

3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation – September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation – February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation – December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation – December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Certificate of Amendment to Certificate of Incorporation-Series E preferred Stock**
3.17	Amended By-Laws (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.18	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.19	November 2021 Amendment to By-Laws**
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019**
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019**
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019**
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019**
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of Representative’s Warrant**

4.16	Form of Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company**
4.17	Form of Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)**
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated December 7, 2018 – Deepanker Katyal (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.5	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advangelists, LLC and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019.)
10.6	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019.)
10.7	Merchant Agreement dated April 29, 2021, 2021 by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc.**
10.8	Merchant Agreement dated July 28, 2021 by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc.**
10.9	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)**
10.10	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)**
10.11	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)**
10.12	Employment Agreement dated January 4, 2022 – Deepanker Katyal *
10.13	Employment Agreement dated January 4, 2022 – Don Walker (“Trey”) Barrett, III (incorporated by reference to Form 8-K filed with the SEC on January 6, 2022).
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan**
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

 _______________

*	Filed herewith

**	Previously filed under Form S-1 Registration Statement, File No. 333-260364.

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

March 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dean L. Julia	Principal Executive Officer and Director	March 29, 2022
Dean L. Julia

/s/Anne S. Provost	Director	March 29, 2022
Anne S. Provost

/s/Peter Zurkow	Director	March 29, 2022
Peter Zurkow

/s/Sean J. McDonnell, CPA	Principal Financial Officer	March 29, 2022
Sean J. McDonnell

/s/Michael Wright	Director	March 29, 2022
Michael Wright

/s/Gene Salkind	Chairman of the Board	March 29, 2022
Gene Salkind

Dean L. Julia, Anne S. Provost, Peter Zurkow, Michael Wright and Dr. Gene Salkind represent all the current members of the Board of Directors.

