Form 10-K/A
period 2021-12-31
Mobiquity Technologies, Inc.
filed 2022-05-23
CIK 1084267

Table of Contents

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Among others, the forward-looking statements appearing in this Report that may not occur include, but are not limited to, statements regarding plans to remediate the material weakness with respect to the Company’s internal control over financial reporting and the impact of these matters on the outlook of the Company and the restatement on the Company’s previously issued financial statements for the Affected Period.

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

i

ii

EXPLANATORY NOTE

Mobiquity Technologies, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2022 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K (this "Amendment" or "Form 10-K/A") is being filed to restate the Company's previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021, contained in the Original Form 10-K. This Amendment also amends the Company’s conclusions and disclosures included in Item 9A Controls and Procedures of the Original Form 10-K related to disclosure controls and procedures and internal control over financial reporting.

Background of Restatement

Subsequent to the filing of the Original Form 10-K, management identified certain errors primarily relating to the accounting for share-based payments in connection with raising equity capital, the sale of warrants, certain gains (losses) on debt extinguishment as well as an adjustment to our deferred tax assets and related valuation allowance. In connection with this restatement, management has also elected to reclassify certain presentations within the consolidated balance sheets, statements of operations, equity and cash flows to better reflect the nature of the transactions.

Finally, certain grammatical and technical corrections were made. These changes did not affect the restated balances herein.

On May 19, 2022, the audit committee of the Company's board of directors concluded, after discussion with the Company’s management, that the previously issued financial statements for December 31, 2021 should no longer be relied upon due to this error and require restatement. This Amendment reflects the changes discussed above for December 31, 2021 and restates the Company’s consolidated financial statements as of and for the year ended December 31, 2021.

Items Amended in this Amendment

This Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Form 10-K have been amended:

• Part I, Item 1A, Risk Factors

• Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Part II, Item 8, Financial Statements and Supplementary Data

• Part II, Item 9A, Controls and Procedures

• Part IV, Item 15, Exhibits and Financial Statement Schedules

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except to reflect the effects of the restatement. This Amendment should be read in conjunction with the Company’s other filings with the SEC.

iii

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

In this Amendment, we reached a determination to restate our previously issued December 31, 2021 financial statements and related disclosures as filed on Form 10-K. The restatement primarily related to the following:

•	The recording of compensation expense for warrants issued in an equity financing. The warrants were a direct offering cost and should have been recorded as a reduction in additional paid-in capital,
•	The recording of the sale of warrants for cash that should have increased additional paid-in capital and not other income,
•	The recording of a mark to market adjustment for stock sold to a third party. The Company recognized a gain as a part of other income and a decrease to additional paid-in capital, this entry was made in error as the Company was not a holder of an investment of its own stock,
•	The reduction of our net operating loss carryforward and related deferred tax assets; and
•	Various reclassifications throughout our balance sheet, statement of operations, stockholders’ equity and cash flows to better reflect the nature or classification of each transaction.

The restatement of the financial statements does not affect the Company’s previously reported total assets, total liabilities or revenues. Additionally, there are no compliance matters with any lender or other third parties as a result of the restatement.

In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 and that the Company’s internal control over financial reporting was not effective as of December 31, 2021 solely as a result of a material weakness in controls related to the aforementioned.

As described elsewhere in this Amendment, we have identified a material weakness in our internal control over financial reporting for the items mentioned above. As a result of this material weakness, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

Also see Part II, Item 9A: Controls and Procedures included in this Report.

As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business.

Risks Relating to our Business Operations

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2021, and 2020.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2021, and 2020, we reported net losses of $19,365,777 and $15,029,395, respectively, and cash flow from operating activities of $(6,717,324) and $(4,750,442). As of December 31, 2021, we had an aggregate accumulated deficit of $205,534,703. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the foreseeable future. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern, and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2021, and 2020.

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

We have had to restate our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On May 19, 2022, our Audit Committee concluded, after discussion with the Company’s management and independent registered public accounting firm BF Borgers, CPA PC, that the previously issued financial statements during the Affected Period (1) should no longer be relied upon due to:

•	The recording of compensation expense for warrants issued in an equity financing. The warrants were a direct offering cost and should have been recorded as a reduction in additional paid-in capital,
•	The recording of the sale of warrants for cash that should have increased additional paid-in capital and not other income,
•	The recording of a mark to market adjustment for stock sold to a third party. The Company recognized a gain as a part of other income and a decrease to additional paid-in capital, this entry was made in error as the Company was not a holder of an investment of its own stock,
•	The reduction of our net operating loss carryforward and related deferred tax assets; and
•	Various reclassifications throughout our balance sheet, statement of operations, stockholders’ equity and cash flows to better reflect the nature or classification of each transaction.

As part of the restatement process, we have identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares and other securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.

As part of the Restatement, we identified material weaknesses in our internal controls over financial reporting. As a result of such material weakness and the restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

•	Hire additional staff both internally and externally to the Finance department with sufficient GAAP and public company financial reporting experience.

•	Implement ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

•	Hire a consultant to assist in internal control review, testing of procedures and processes, and analysis as described in “Item 9A”.

•	Initiate a preliminary assessment of management’s internal controls over financial reporting.

•	Improve documentation of existing internal controls and procedures and train personnel to help ensure they are properly followed.

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

Publicly Held Warrants

Our publicly held warrants commenced trading on the NASDAQ Capital Market on December 9, 2021, under the symbol “MOBQW.” The high and low sales price of our warrants was $0.915 and $0.50, respectively, for the period December 9, 2021, through December 31, 2021. The closing sales price of on December 31, 2021, was $0.55 per warrant. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 3 to our financial statements entitled “Restatement of Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

	Year Ended
	December 31, 2021	December 31, 2020
Revenue	$2,672,615	$6,184,010
Cost of Revenues	1,954,383	4,360,645
Gross Profit	718,232	1,823,365
Operating Expenses	13,982,877	9,204,465
(Loss) from operations	(13,264,645)	(7,381,100)

We generated revenues of $2,672,615 in 2021 as compared to $6,184,010 in the same period for 2020, a change in revenues of $3,511,395. The nationwide economic shutdown due to COVID-19 during 2021 severely reduced current operations.

Cost of revenues was $1,954,383 or 71% of revenues in 2021 as compared to $4,360,645 or 71% of revenues in the same fiscal period of fiscal 2020. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Profit was $718,232 or 27% of revenues for 2021 as compared to $1,823,365 in the same fiscal period of 2020 or 29% of revenues. When the country comes out of COVID-19 and the economy begins to turn around we anticipate income to increase.

Operating expenses were $13,982,877 for 2021 compared to $9,204,465 in the comparable period of the prior year, an increase of $4,778,412. Increased operating costs include cash and non-cash expenses for professional fees of $1,141,848, non-cash operating costs also include stock and share-based compensation of $6,168,367, and amortization of debt discount and issue costs of $780,081.

The net loss from operations for 2021 was $13,264,645 as compared to $7,381,100 for the comparable period of the prior year, an increase of $5,883,545. The loss from operations primarily includes stock-based compensation of $5,010,342, stock issued for services of $1,158,025, bad debt expense of $434,390, amortization of intangible assets of $800,735, amortization of debt discount/issue costs of $780,081, warrants issued for interest expense of $320,188, and loss on conversion of debt to common stock of $655,832. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Liquidity and Capital Resources

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2021, and 2020

We had cash and cash equivalents of $5,385,245 at December 31, 2021. Cash used by operating activities for the year ended December 31, 2021, was $6,717,324. This resulted from a net loss of $19,365,777, partially offset by non-cash expenses, including depreciation and amortization of $808,300, stock-based compensation of $5,010,342, stock issued for service of $1,158,025, warrants issued for interest expense of $320,188 and impairment expense of $3,600,000.

For the year ended December 31, 2021, cash used in investing activities was $6,472 related to the purchase of property and equipment.

Cash provided by financing activities of $11,506,860 was the result of issuance of notes totaling $4,143,000 and repayments of notes totaling $2,840,337,as well as stock and warrants issued for cash net of direct offering costs of $10,204,197.

We had cash and cash equivalents of $602,182 at December 31, 2020. Cash used by operating activities for the year ended December 31, 2020 was $4,716,739. This primarily resulted from a net loss of $15,032,404, partially offset by non-cash expenses, including depreciation and amortization of $1,807,007, stock-based compensation of $1,347,048, warrant expense of $1,472,367 and impairment expense of $4,000,000. Cash provided by financing activities of $485,033 was the result of issuance of notes and cash payments on notes outstanding.

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

Restatement of December 31, 2021 Financial Statements

As discussed in Note 3 to the financial statements, the financial statements have been restated to correct certain misstatements.

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

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

March 29, 2022 except for the effects of the restatement disclosed in Notes 2, and 3, as to which the date is May 23, 2022

PCAOB ID Number 5041

Mobiquity Technologies, Inc.

Consolidated Balance Sheets

(As Restated)

	December 31, 2021	December 31, 2020
	(As Restated)
Assets
Current Assets
Cash	$5,385,245	$602,182
Accounts receivable, net	388,112	1,698,719
Prepaid expenses and other current assets	11,700	46,396
Total Current Assets	5,785,057	2,347,297

Property and equipment (net of accumulated depreciation of $20,200 and $12,635, respectively)	20,335	21,428
Goodwill	1,352,865	1,352,865
Intangible assets (net of accumulated amortization of $4,156,657 and $3,355,922, respectively)	1,247,019	5,647,754

Other assets
Security deposits	–	9,000
Investment in corporate stock	–	91

Total Assets	$8,405,276	$9,378,435

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,367,600	$3,140,467
Notes payable	656,504	901,283
Total Current Liabilities	3,024,104	4,041,750

Long term portion convertible notes, net	2,462,500	2,450,000

Total Liabilities	5,486,604	6,491,750

Stockholders' Deficit
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 31,413 and 56,413 shares issued and outstanding at December 31, 2021 and December 31, 2020	493,869	868,869
Preferred stock Series C; $.0001 par value; 1,500 shares authorized 0 and 1,500 shares issued and outstanding at December 31, 2021 and December 31, 2020	–	15,000
Preferred stock Series E; 70,000 authorized; $80 par value 61,688 and 61,688 shares issued and outstanding at December 31, 2021 and December 31, 2020	4,935,040	4,935,040
Common stock: 100,000,000 authorized; $0.0001 par value 6,460,751 and 2,803,685 shares issued and outstanding at December 31, 2021 and December 31, 2020	650	282
Treasury stock $0.0001 par value 37,500 and 37,500 shares outstanding at December 31, 2021 and December 31, 2020	(1,350,000)	(1,350,000)
Additional paid in capital	204,373,816	184,586,420
Accumulated deficit	(205,534,703)	(186,168,926)
Total Stockholders' Equity	2,918,672	2,886,685
Total Liabilities and Stockholders' Equity	$8,405,276	$9,378,435

See notes to consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Operations of Comprehensive Loss

(As Restated)

	Year Ended
	December 31,
	2021	2020
	(As Restated)
Revenue	$2,672,615	$6,184,010

Cost of Revenues	1,954,383	4,360,645

Gross Profit	718,232	1,823,365
General and administrative expenses	13,982,877	9,204,465

Loss from operations	(13,264,645)	(7,381,100)

Other Income (Expenses)
Impairment expense	(3,600,000)	(4,000,000)
Interest Expense	(1,417,268)	(715,262)
Amortization of debt discount/issue costs	(692,430)	–
Forgiveness of SBA – PPP loan	265,842	–
Proceeds from the sale of warrants	–	662,758
Warrant expense	–	(598,894)
Loss on debt extinguishment	(657,276)	(2,996,897)
Total Other Income (Expense)	(6,101,132)	(7,648,295)

Loss from continuing operations	$(19,365,777)	$(15,029,395)

Other Comprehensive Income (loss)
Unrealized holding gain (loss) arising during period	–	(3,009)
Total other Comprehensive Income (loss)	$–	$(3,009)

Net Comprehensive Loss	$(19,365,777)	$(15,032,404)

Net Comprehensive Loss Per Common Share:
For continued operations, basic and diluted	(5.78)	(5.92)

Weighted Average Common Shares Outstanding, basic and diluted	3,351,335	2,537,811

See notes to consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statement of Stockholders' Equity

(As Restated)

	Series AAA Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital
December 31, 2020	56,413	$868,869	1,500	$15,000	61,688	$4,935,040	2,803,685	$282	$184,586,420
Stock issued for services	–	–	–	–	–	–	265,000	24	1,158,001
Stock issued for cash and warrants - net of offering costs of $974,000 (as restated)	–	–	–	–	–	–	2,631,764	264	10,203,933
Stock based compensation (as restated)	–	–	–	–	–	–	–	–	5,010,342
Conversion of convertible debt to common stock	–	–	–	–	–	–	236,768	23	2,004,408
Stock issued with debt recorded as a debt discount	–	–	–	–	–	–	92,900	14	700,567
Warrants issued for interest expense (as restated)	–	–	–	–	–	–	–	–	320,188
Exercise of warrants for common stock (as restated)	–	–	–	–	–	–	49,384	4	(4)
Conversion of Series AAA, preferred stock	(25,000)	(375,000)	–	–	–	–	6,250	1	374,999
Conversion of Series C, preferred stock	–	–	(1,500)	(15,000)	–	–	375,000	38	14,962
Net loss (as restated)	–	–	–	–	–	–	–	–	–
December 31, 2021 (as restated)	31,413	$493,869	–	$–	61,688	$4,935,040	6,460,751	$650	$204,373,816

	Mezzanine		Series C Preferred Stock		Series E Preferred Stock				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital
Balance, at January 1, 2020	46,413	$714,869	1,500	$15,000	65,625	$52,50,000	2,335,792	$234	$177,427,524
Common stock issued for services	–	–	–	–	–	–	38,125	3	547,448
Common stock issued for note conversion	–	–	–	–	–	–	1,919	–	30,694
Common stock issued for cash	–	–	–	–	–	–	340,786	40	3,600,384
Preferred stock series E	10,000	154,000	–	–	(3,937)	(314,960)	9,843	1	160,959
Warrant conversions	–	–	–	–	–	–	77,220	4	873,469
Warrants issued	–	–	–	–	–	–	–	–	598,894
Stock based compensation	–	–	–	–	–	–	–	–	1,347,048
Net Loss	–	–	–	–	–	–	–	–	–
Balance, at December 31, 2020	56,413	$868,869	1,500	$15,000	61,688	$49,35,040	2,803,685	$282	$184,586,420

				Total
	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficit
December 31, 2020	37,500	$(1,350,000)	$(186,168,926)	2,886,685
Stock issued for services	–	–	–	1,158,025
Stock issued for cash and warrants - net of offering costs of $974,000 (as restated)	–	–	–	10,204,197
Stock based compensation (as restated)	–	–	–	5,010,342
Conversion of debt	–	–	–	2,004,431
Stock issued with debt recorded as a debt discount	–	–	–	700,581
Warrants issued for interest expense (as restated)	–	–	–	320,188
Exercise of warrants for common stock (as restated)	–	–	–	–
Conversion of Series AAA, preferred stock	–	–	–	–
Conversion of Series C, preferred stock	–	–	–	–
Net loss (as restated)	–	–	(19,365,777)	(19,365,777)
December 31, 2021 (as restated)	37,500	$(1,350,000)	$(205,534,703)	2,918,672

	Treasury Shares		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2020	37,500	(1,350,000)	$(171,136,522)	$10,921,105
Common stock issued for services	–	–	–	547,451
Common stock issued for note conversion	–	–	–	30,694
Common stock issued for cash	–	–	–	3,600,424
Preferred stock series E	–	–	–	–
Warrant conversions	–	–	–	873,473
Warrants issued		–	–	598,894
Stock based compensation	–	–	–	1,347,048
Net Loss	–	–	(15,032,404)	(15,032,404)
Balance, at December 31, 2020	37,500	$(1,350,000)	$(186,168,926)	$2,886,685

See notes to consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Cash Flows

(As Restated)

	Year Ended December 31,
	2021	2020
	(As Restated)
Operating activities
Net loss	$(19,365,777)	(15,032,404)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expense	434,390	306,000
Depreciation	7,565	6,271
Amortization of intangibles	800,735	1,800,736
Amortization of debt discount/issue costs	780,081	–
Recognition of share based compensation	5,010,342	1,347,048
Stock issued for services	1,158,025	547,451
Warrants issued for interest expense	320,188	1,472,368
Impairment of intangibles	3,600,000	4,000,000
Loss on conversion of debt to common stock	655,832	30,694
Gain on forgiveness of PPP loan	(265,842)	–
Change in fair value of marketable securities	–	3,009
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	876,217	1,606,659
Prepaids and other	43,788	(26,196)
Increase (decrease) in
Accounts payable and accrued expenses	(772,868)	(778,375)
Net cash used in operating activities	(6,717,324)	(4,716,739)

Investing activities
Purchase of property and equipment	(6,472)	(6,599)
Net cash used in investing activities	(6,472)	(6,599)

Financing activities
Proceeds from issuance of notes payable - net	4,143,000	1,005,842
Repayments on notes payable	(2,840,337)	(520,809)
Proceeds from stock and warrants issued for cash - net of offering costs	10,204,197	3,600,423
Net cash provided by financing activities	11,506,860	4,085,456

Net increase (decrease) in cash	4,783,063	(637,882)

Cash - beginning of year	602,182	1,240,064

Cash - end of year	$5,385,245	602,182

Supplemental disclosure of cash flow information
Cash paid for interest	$424,616	442,326
Cash paid for income tax	$2,065	7,272

Supplemental disclosure of non-cash investing and financing activities
Conversion of Series AAA preferred stock to common stock	$375,000	–
Conversion of Series C, preferred stock into common stock	$15,000	–
Exercise of warrants for common stock	$4	–
Conversion of convertible debt into common stock	$2,004,432	–

See notes to consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 (AS RESTATED) AND 2020

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
YEARS ENDED DECEMBER 31, 2021 (AS RESTATED) AND 2020

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of December 31, 2021, and December 31, 2020, the Company had an accumulated deficit of $205,534,703 and $186,168,926. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified advertising industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

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
YEARS ENDED DECEMBER 31, 2021 (AS RESTATED) AND 2020

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
YEARS ENDED DECEMBER 31, 2021 (AS RESTATED) AND 2020

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
YEARS ENDED DECEMBER 31, 2021 (AS RESTATED) AND 2020

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
YEARS ENDED DECEMBER 31, 2021 (AS RESTATED) AND 2020

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

OFFERING COSTS (RESTATED) – Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the sale of the Company’s common stock. These costs are deducted from the total proceeds raised with a charge to additional paid-in capital.

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
YEARS ENDED DECEMBER 31, 2021 (AS RESTATED) AND 2020

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 4,925,000 common stock equivalents since these are anti-dilutive, as a result of a net loss for the year ended December 31, 2021.

RECLASSIFICATIONS (RESTATED)

Certain prior year amounts have been reclassified for consistency with the current year presentation due to the restatement.

NOTE 3: RESTATEMENT

The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on March 30, 2022.

The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable.

The Company is presenting below a reconciliation from the December 31, 2021 year end, as previously reported, to the restated values. The values as previously reported were derived from the Company’s Form 10-K which presented the audited financial statements for the year ended December 31, 2021

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 (AS RESTATED) AND 2020

Balance Sheet

December 31, 2021

(As Restated)

	As Previously Reported	Adjustment	As Restated

Assets

Current Assets
Cash	$5,385,245	$–	$5,385,245
Accounts receivable - net	388,112	–	388,112
Prepaids and other	11,700	–	11,700
Total Current Assets	5,785,057	–	5,785,057

Property and equipment - net	20,335	–	20,335

Other Assets
Intangibles - net	1,247,019	–	1,247,019
Goodwill	1,352,865	–	1,352,865
Total Other Assets	2,599,884	–	2,599,884

Total Assets	$8,405,276	$–	$8,405,276

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$2,367,600	$–	$2,367,600
Notes payable - net	519,004	137,500	656,504	1
Total Current Liabilities	2,886,604	137,500	3,024,104

Long Term Liabilities
Convertible notes payable - net	2,600,000	(137,500)	2,462,500	1
Total Long Term Liabilities	2,600,000	(137,500)	2,462,500

Total Liabilities	5,486,604	–	5,486,604

Stockholders' Equity
Series AAA, Preferred stock, $0.0001 par value, 4,930,000 shares authorized, 31,413 shares issued and outstanding	493,869	–	493,869
Series C, Preferred stock, $0.0001 par value, 1,500 shares authorized, 0 shares issued and outstanding	–	–	–
Series E, Preferred stock, $80 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	4,935,040	–	4,935,040
Common stock, $0.0001 par value, 100,000,000 shares authorized 6,460,751 shares issued and outstanding	650	–	650
Additional paid-in capital	219,955,738	251,453	204,373,816	2
		(17,918,961)		3
		2,109,639		4
		(24,053)		5
Treasury stock, $0.0001 par value, 37,500 shares outstanding	(1,350,000)	–	(1,350,000)
Accumulated deficit	(221,116,625)	15,581,922	(205,534,703)	6
Total Stockholders' Equity	2,918,672	–	2,918,672

Total Liabilities and Stockholders' Equity	$8,405,276	$–	$8,405,276

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 (AS RESTATED) AND 2020

1   To reclassify the allocation of the Company's actual balances at December 31, 2021. There is no impact to total liabilities.

2   Previously recorded as a part of proceeds from the sale of warrants. The Company sold warrants for cash and should have increased additional paid-in capital, accordingly there is no gain on the sale. The net loss and loss per share are both increased for this adjustment. Also see consolidated statement of operations for related adjustment #4.

3   In connection with the Company's capital raise, warrants were given to the broker for services rendered. The services directly related to the raising of equity capital and should have been recorded as a direct offering cost, with an offset to additional paid-in capital and not expensed. The net loss and loss per share are both reduced for this adjustment. Also see consolidated statement of operations for related adjustment #5.

4   The Company originally marked to market stock it had previously sold to third party investors. There should not have been any adjustment after the stock was sold as these shares were held by others. The adjustment results in an increase to the net loss and loss per share as well as an increase to additional paid-in capital. Also see consolidated statement of operations for related adjustment #6.

5   Previously recorded as a part of income (loss) on settlement of debt with sale of Company stock, the account title was changed to gain (loss) on debt extinguishment. Represents a correction of the valuation for stock issuances based upon the quoted closing trading prices on the date the transactions occurred. The adjustment results in an increase of net loss and loss per share as well as a decrease to additional paid-in capital. Also see consolidated statement of operations for related adjustment #8.

6   See all related adjustments on statement of operations.

Statement of Operations

For the Year Ended December 31, 2021

(As Restated)

	As Previously Reported	Adjustment	As Restated

Revenues	$2,672,615	$–	$2,672,615

Cost of revenue	1,954,383	–	1,954,383

Gross profit	718,232	–	718,232

General and administrative expenses	16,707,231	(3,600,000)	13,982,877	1
		875,646		9

Loss from operations	(15,988,999)	2,724,354	(13,264,645)

Other income (expense)
Impairment expense	–	(3,600,000)	(3,600,000)	1
Interest expense	(817,430)	(200,150)	(1,417,268)	2
		(320,188)		7
		(79,500)		10
Amortization of debt discount/issue costs	(692,430)	–	(692,430)	3
Forgiveness of SBA - PPP loan	265,842	–	265,842
Proceeds from the sale of warrants	251,453	(251,453)	–	4
Warrant expense	(18,794,607)	17,918,961	–	5
		875,646		9
Gain (loss) on debt extinguishment	828,472	320,188	(657,276)	7
		200,150		2
		(2,109,639)		6
		24,053		8
		79,500		10
Total other income (expense) - net	(18,958,700)	12,857,568	(6,101,132)

Net loss	$(34,947,699)	$15,581,922	$(19,365,777)

Loss per share - basic and diluted	$(10.43)	$4.65	$(5.78)

Weighted average number of shares - basic and diluted	3,351,335	3,351,335	3,351,335

1   Previously included as a component of general and administrative expenses, this changes presentation to an other expense account. There is no impact to net loss or loss per share.

2   Previously recorded as a part of income (loss) on settlement of debt with sale of Company stock, the account title was changed to gain (loss) on debt extinguishment and represented the issuance of additional shares of common stock to debt holders as additional interest expense. There is no impact to net loss or loss per share.

3   Account title was changed from original issue discount to amortization of debt discount to better reflect the nature of this balance. There is no impact to net loss or loss per share.

4   Previously recorded as a part of proceeds from the sale of warrants. The Company sold warrants for cash and should have increased additional paid-in capital, accordingly there is no gain on the sale. The net loss and loss per share are both increased for this adjustment. Also see consolidated balance sheet for related adjustment #2.

5   In connection with the Company's capital raise, warrants were given to the broker for services rendered. The services directly related to the raising of equity capital and should have been recorded as a direct offering cost, with an offset to additional paid-in capital and not expensed. The net loss and loss per share are both reduced for this adjustment. Also see consolidated balance sheet for related adjustment #3.

6   The Company originally marked to market stock it had previously sold to third party investors. There should not have been any adjustment after the stock was sold as these shares were held by others. The adjustment results in an increase to the net loss and loss per share as well as an increase to additional paid-in capital. Also see consolidated balance sheet for related adjustment #4.

7   Previously recorded as a part of income (loss) on settlement of debt with sale of Company stock. Represents warrants that were issued as additional interest expense to lenders. There is no impact to net loss or loss per share.

8   Previously recorded as a part of income (loss) on settlement of debt with sale of Company stock, the account title was changed to gain (loss) on debt extinguishment. Represents a correction of the valuation for stock issuances based upon the quoted closing trading prices on the date the transactions occurred. The adjustment results in an increase of net loss and loss per share as well as a decrease to additional paid-in capital. Also see consolidated balance sheet for related adjustment #5.

9   Represents warrants issued for services rendered. Amount should have been included as a component of general and administrative expenses. There is no impact to net loss or loss per share.

10   The Company had a non-cash increase to already existing debt by $79,500 as additional debt issue costs. This amount should have been reflected as additional interest expense. There is no impact to net loss or loss per share.

Statement of Comprehensive Loss

For the Year Ended December 31, 2021

(As Restated)

	As Previously Reported	Adjustment	As Restated

Net loss	$(34,947,699)	$15,581,922	$(19,365,777)	1

Other comprehensive income (loss)
Unrealized loss on marketable securities	–	–	–
Other comprehensive income (loss)	–	–	–

Comprehensive income (loss)	$(34,947,699)	$15,581,922	$(19,365,777)

  1 See consolidated statement of operations for explanation of changes.

For adjustments effecting the statement of stockholders’ equity, see discussions above on the balance sheet and statement of operations. The items listed below are marked for the specific lines that have been restated as compared to the originally filed statement of equity.

	Series AAA Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital
December 31, 2020	56,413	$868,869	1,500	$15,000	61,688	$4,935,040	2,803,685	$282	$184,586,420
Stock issued for services	–	–	–	–	–	–	265,000	24	1,158,001
Stock issued for cash and warrants - net of offering costs of $974,000 (as restated)	–	–	–	–	–	–	2,631,764	264	10,203,933
Stock based compensation (as restated)	–	–	–	–	–	–	–	–	5,010,342
Conversion of debt	–	–	–	–	–	–	236,768	23	2,004,408
Stock issued with debt recorded as a debt discount	–	–	–	–	–	–	92,900	14	700,567
Warrants issued for interest expense (as restated)	–	–	–	–	–	–	–	–	320,188
Exercise of warrants for common stock (as restated)	–	–	–	–	–	–	49,384	4	(4)
Conversion of Series AAA, preferred stock	(25,000)	(375,000)	–	–	–	–	6,250	1	374,999
Conversion of Series C, preferred stock	–	–	(1,500)	(15,000)	–	–	375,000	38	14,962
Net loss (as restated)	–	–	–	–	–	–	–	–	–
December 31, 2021	31,413	$493,869	–	$–	61,688	$4,935,040	6,460,751	$650	$204,373,816

				Total
	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficit
December 31, 2020	37,500	$(1,350,000)	$(186,168,926)	2,886,685
Stock issued for services	–	–	–	1,158,025
Stock issued for cash and warrants - net of offering costs of $974,000 (as restated)	–	–	–	10,204,197
Stock based compensation (as restated)	–	–	–	5,010,342
Conversion of debt	–	–	–	2,004,431
Stock issued with debt recorded as a debt discount	–	–	–	700,581
Warrants issued for interest expense (as restated)	–	–	–	320,188
Exercise of warrants for common stock (as restated)	–	–	–	–
Conversion of Series AAA, preferred stock	–	–	–	–
Conversion of Series C, preferred stock	–	–	–	–
Net loss (as restated)	–	–	(19,365,777)	(19,365,777)
December 31, 2021	37,500	$(1,350,000)	$(205,534,703)	2,918,672

All adjustments in the statement of cash flows are a result of the changes to the balance sheet, statement of operations and stockholders’ equity (see previous discussions of these changes). Certain adjustments related to reclassification of categories such as non-cash transactions that were improperly shown as an investing or financing activities were made. Additionally, certain transactions included as investing activities were properly reclassified to operating activities. Finally, certain non-cash transactions that were not previously disclosed have now been included.

Statement of Cash Flows

For the Year Ended December 31, 2021

(As Restated)

	As Previously Reported	Adjustment	As Restated

Operating activities
Net loss	$(34,947,699)	$15,581,922	$(19,365,777)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expense	434,390	–	434,390
Depreciation	7,565	–	7,565
Amortization of intangibles	800,735	–	800,735
Amortization of debt discount/issue costs	–	780,081	780,081
Recognition of share based compensation	22,929,303	(17,918,961)	5,010,342
Stock issued for services	1,158,025	–	1,158,025
Warrants issued for interest expense	–	320,188	320,188
Impairment of intangibles	3,600,000	–	3,600,000
Loss on conversion of debt to common stock		655,832	655,832
Gain on forgiveness of PPP loan	(265,842)	–	(265,842)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	876,217	–	876,217
Prepaids and other	43,697	91	43,788
Increase (decrease) in
Accounts payable and accrued expenses	(772,868)	–	(772,868)
Net cash used in operating activities	(6,136,477)	(580,847)	(6,717,324)

Investing activities
Purchase of property and equipment	(6,472)	–	(6,472)
Proceeds from stock issued for cash	7,867,159	(7,867,159)	–
Original issue discount shares	700,582	(700,582)	–
Warrant conversion to common stock	320,186	(320,186)	–
Net cash provided by (used in) investing activities	8,881,455	(8,887,927)	(6,472)

Financing activities
Proceeds from issuance of notes payable - net	–	4,143,000	4,143,000
Conversion of debt to common stock	2,125,000	(2,125,000)	–
Repayments on notes payable	2,004,432	(4,844,769)	(2,840,337)
Proceeds from stock and warrants issued for cash - net of offering costs	(2,091,437)	12,295,634	10,204,197
Net cash provided by financing activities	2,037,995	9,468,865	11,506,860

Net increase in cash	4,782,972	91	4,783,063

Cash - beginning of year	602,182	–	602,182

Unrealized holding change on securities	91	(91)	–

Cash - end of year	$5,385,245	$–	$5,385,245

Supplemental disclosure of cash flow information
Cash paid for interest	$424,616	$–	$424,616
Cash paid for income tax	$2,065	$–	$2,065

Supplemental disclosure of non-cash investing and financing activities

Conversion of Series AAA preferred stock to common stock	$–	$375,000	$375,000
Conversion of Series C, preferred stock into common stock	$–	$15,000	$15,000
Exercise of warrants for common stock		$4	$4
Conversion of convertible debt into common stock	$1,348,600	$655,832	$2,004,431
Debt discount	$692,430	$(692,430)	$–

NOTE 4: INTANGIBLE ASSETS

The ATOS platform:

•	creates an automated marketplace of advertisers and publishers on digital media outlets to host online auctions to facilitate the sale of ad time slots (known as digital real estate) targeted at users while engaged on their connected TV, computer, or mobile device, and

•	gives advertisers the capability to understand and interact with their audiences and engage them in a meaningful way by the using ads in both image and video formats (known as rich media) to increase their customer base and foot traffic to their physical locations.

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

	Useful Lives	December 30, 2021	December 31, 2020

Customer relationships	5 years	$3,003,676	$3,003,676
ATOS Platform	5 years	2,400,000	6,000,000
		5,403,676	9,003,676
Less accumulated amortization		(4,156,657)	(3,355,922)
Net carrying value		$1,247,019	$5,647,754

Future amortization, for the years ending December 31, is as follows:

2022	$603,976
2023	572,584
2024	70,459
Total	$1,247,019

NOTE 5: NOTES PAYABLE

Summary of Notes payable:
	December 31, 2021	December 31, 2020
Mob-Fox US LLC (b)	$–	$30,000
Dr. Salkind, et al (f)	2,562,500	2,550,000
Small Business Administration (a)	150,000	415,842
Subscription Agreements (d)	250,000	–
Blue Lake Partners LLC Talos Victory Fund LLC (e)	–	–
Business Capital Providers (c)	156,504	355,441
Total Debt	3,119,004	3,351,283
Current portion of debt	656,504	901,283
Long-term portion of debt	$2,462,500	$2,450,000

__________________

(a)	In May of 2020, the Companies applied and received Small Business Administration Cares Act loans due to the COVID-19 Pandemic. Each loan carries a five-year term, carrying a one percent interest rate. The loans turn into grants if the funds are use the for the SBA accepted purposes. The window to use the funds for the SBA specific purposes is a twenty-four-week period. If the funds are used for the allotted expenses the loans turn into grants with each loan being forgiven. The Company also received an Economic Injury Disaster Loan from the SBA which carries a thirty-year term, carrying a three-point seven five percent interest rate. During second quarter 2021 the Company applied for and received forgiveness for $265,842.

(b)	In October of 2020, the Company entered into an agreement with a vendor to accept $65,000 in full settlement of our payable due. A down payment of $15,000 at the signing of the agreement and five payments of $10,000 each, the loan was paid in full.

(c)	Business Capital Providers, Inc. purchased certain future receivables from the Company at a 26% discount under the following agreements on the following terms:
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

The Company has federal net operating loss carryforwards (“NOL’s) of $197,813,237 and $178,447,460, respectively, which will be available to reduce future taxable income .

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Deferred Tax Assets	$(14,691,000)	$(12,528,000)
Less: Valuation Allowance	14,691,000	12,528,000
Net Deferred Tax Asset	$–	$–

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	YEARS ENDED DECEMBER 31,
	2021		2020
Federal Statutory Tax Rate	21.00%		21.00%
State Taxes, net of Federal benefit	5.00%		5.00%
Change in Valuation Allowance	(26.00%	)	(26.00%	)
Total Tax Expense	0.00%		0.00%

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

During 2020, one note holder converted $30,694 of their note into 1,919 post-split common shares at a conversion rate of $16 per post-split share and cash payment of $5,000. During 2021, seventeen of the lender-investors provided us an aggregate of $1,243,600 in convertible debt financing converted their debt into a total of 236,768 shares of common stock at a conversion price at $4.81 to $7.25 per share.

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

NOTE 8: OPTIONS AND WARRANTS (restated)

The Company’s results for the years ended December 31, 2021, and 2020 include employee share-based compensation expense totaling $5,010,342 and $1,945,942, respectively. Such amounts have been included in the Statements of Operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the years ended December 31, 2021, and 2020:

	Years Ended December 31,
	2021	2020
Employee stock-based compensation – option grants	$4,169,841	$1,347,048
Employee stock-based compensation – stock grants	–	–
Non-Employee stock-based compensation – option grants	–	–
Non-Employee stock-based compensation – stock grants	–	–
Non-Employee stock-based compensation – warrants for retirement of debt	840,501	598,894
	$5,010,342	$1,945,942

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

NOTE 12: SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting primarily related to the accounting for direct offering costs paid in an equity financing, the sale of warrants and the mark to market of our common stock sold to third parties as described below in “Management’s Report on Internal Control over Financial Reporting.”

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

•	Hire additional staff both internally and externally to the Finance department with sufficient GAAP and public company financial reporting experience.

•	Implement ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

•	Hire a consultant to assist in internal control review, testing of procedures and processes, and analysis as described below.

•	Initiate a preliminary assessment of management’s internal controls over financial reporting.

•	Improve documentation of existing internal controls and procedures and train personnel to help ensure they are properly followed.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Notes to Consolidated Financial Statements

(b)  EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)

3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation – September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation – February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation – December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation – December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Certificate of Amendment to Certificate of Incorporation-Series E preferred Stock**
3.17	Amended By-Laws (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.18	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.19	November 2021 Amendment to By-Laws**
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019**
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019**
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019**
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019**
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of Representative’s Warrant**

4.16	Form of Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company**
4.17	Form of Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)**
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated December 7, 2018 – Deepanker Katyal (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.5	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advangelists, LLC and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019.)
10.6	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019.)
10.7	Merchant Agreement dated April 29, 2021, 2021 by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc.**
10.8	Merchant Agreement dated July 28, 2021 by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc.**
10.9	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)**
10.10	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)**
10.11	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)**
10.12	Employment Agreement dated January 4, 2022 – Deepanker Katyal (incorporated by reference to Form 10-K filed with the SEC on March 30, 2022).*
10.13	Employment Agreement dated January 4, 2022 – Don Walker (“Trey”) Barrett, III (incorporated by reference to Form 8-K filed with the SEC on January 6, 2022).
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan**
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

 _______________

*	Filed herewith

**	Previously filed under Form S-1 Registration Statement, File No. 333-260364.

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

May 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dean L. Julia	Principal Executive Officer and Director	May 23, 2022
Dean L. Julia

/s/Anne S. Provost	Director	May 23, 2022
Anne S. Provost

/s/Peter Zurkow	Director	May 23, 2022
Peter Zurkow

/s/Sean J. McDonnell, CPA	Principal Financial Officer	May 23, 2022
Sean J. McDonnell

/s/Michael Wright	Director	May 23, 2022
Michael Wright

/s/Gene Salkind	Chairman of the Board	May 23, 2022
Gene Salkind

Dean L. Julia, Anne S. Provost, Peter Zurkow, Michael Wright and Dr. Gene Salkind represent all the current members of the Board of Directors.

