Form 10-Q
period 2022-03-31
Mobiquity Technologies, Inc.
filed 2022-05-23
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

The number of shares outstanding of the registrant’s common stock, as of March 31, 2022, was 7,954,084.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022

(UNAUDITED)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash	$3,094,709	$5,385,245
Accounts receivable - net	220,124	388,112
Prepaids and other	11,700	11,700
Total Current Assets	3,326,533	5,785,057

Property and equipment - net	22,140	20,335

Other Assets
Intangibles - net	1,096,835	1,247,019
Goodwill	1,352,865	1,352,865
Total Other Assets	2,449,700	2,599,884

Total Assets	$5,798,373	$8,405,276

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$1,738,324	$2,367,600
Notes payable	122,340	656,504
Total Current Liabilities	1,860,664	3,024,104

Long Term Liabilities
Notes payable	660,000	2,462,500
Total Long Term Liabilities	660,000	2,462,500

Total Liabilities	2,520,664	5,486,604

Stockholders' Equity
Series AAA, Preferred stock, $0.0001 par value, 4,930,000 shares authorized, 31,413 shares issued and outstanding, respectively	493,869	493,869
Series C, Preferred stock, $0.0001 par value, 1,500 shares authorized, 0 shares issued and outstanding, respectively	–	–
Series E, Preferred stock, $80 par value, 70,000 shares authorized, 61,688 shares issued and outstanding, respectively	4,935,040	4,935,040
Common stock, $0.0001 par value, 100,000,000 shares authorized 7,954,084 and 6,460,751 shares issued and outstanding	800	650
Additional paid-in capital	207,172,747	204,373,816
Treasury stock, $0.0001 par value, 37,500 shares outstanding, respectively	(1,350,000)	(1,350,000)
Accumulated deficit	(207,974,747)	(205,534,703)
Total Stockholders' Equity	3,277,709	2,918,672

Total Liabilities and Stockholders' Equity	$5,798,373	$8,405,276

The accompanying notes are an integral part of these consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

MARCH 31, 2022

(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenues	$542,169	$521,873

Cost of revenue	306,127	937,280

Gross profit (loss)	236,042	(415,407)

General and administrative expenses	2,528,589	1,626,354

Loss from operations	(2,292,547)	(2,041,761)

Other income (expense)
Interest expense	(120,697)	(188,015)
Gain (loss) on debt extinguishment	(26,800)	–
Total other income (expense) - net	(147,497)	(188,015)

Net loss	$(2,440,044)	$(2,229,776)

Loss per share - basic	$(0.37)	$(0.78)
Loss per share - diluted	$(0.37)	$(0.78)

Weighted average number of shares - basic	6,529,566	2,860,417
Weighted average number of shares - diluted	6,529,566	2,860,417

The accompanying notes are an integral part of these consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

MARCH 31, 2022

(UNAUDITED)

	Series AAA Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

December 31, 2021	31,413	$493,869	–	$–	61,688	$4,935,040	6,460,751	$650	$204,373,816	37,500	$(1,350,000)	$(205,534,703)	2,918,672

Stock issued for services	–	–	–	–	–	–	50,000	5	84,495	–		–	84,500

Stock based compensation	–	–	–	–	–	–	–	–	34,416	–		–	34,416

Warrants issued for interest expense	–	–	–	–	–	–	–	–	450,865	–		–	450,865

Conversion of debt to commons stock	–	–	–	–	–	–	1,443,333	145	2,229,155	–	–	–	2,229,300

Net loss	–	–	–	–	–	–	–	–	–	–	–	(2,440,044)	(2,440,044)

March 31, 2022	31,413	$493,869	–	$–	61,688	$4,935,040	7,954,084	$800	$207,172,747	37,500	$(1,350,000)	$(207,974,747)	3,277,709

	Series AAA Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

December 31, 2020	56,413	$868,869	1,500	$15,000	61,688	$4,935,040	2,803,685	$282	$184,586,420	37,500	$(1,350,000)	$(186,168,926)	2,886,685

Stock issued for services	–	–	–	–	–	–	10,000	–	81,825	–		–	81,825

Stock issued for cash	–	–	–	–	–	–	91,502	10	548,980	–	–	–	548,990

Stock based compensation	–	–	–	–	–	–	–	–	16,839	–	–	–	16,839

Net loss	–	–	–	–	–	–	–	–	–	–	–	(2,229,776)	(2,229,776)

March 31, 2021	56,413	$868,869	1,500	$15,000	61,688	$4,935,040	2,905,187	$292	$185,234,064	37,500	$(1,350,000)	$(188,398,702)	1,304,563

The accompanying notes are an integral part of these consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021

Operating activities
Net loss	$(2,440,044)	$(2,229,776)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	2,341	1,852
Amortization of intangibles	150,184	450,183
Recognition of stock based compensation	34,416	16,839
Stock issued for services	84,500	81,825
Warrants issued for interest expense	450,865	–
Loss on debt extinguishment	26,800	–
Change in fair value of marketable securities	–	(40)
Changes in operating assets and liabilities
(Increase) decrease in Accounts receivable	167,988	768,530
Increase (decrease) in Accounts payable and accrued expenses	(629,276)	(168,634)
Net cash used in operating activities	(2,152,226)	(1,079,221)

Investing activities
Purchase of property and equipment	(4,146)	–
Net cash used in investing activities	(4,146)	–

Financing activities
Proceeds from issuance of notes payable	–	400,000
Repayments on notes payable	(134,164)	(259,984)
Proceeds from stock issued for cash	–	548,990
Net cash provided by (used in) financing activities	(134,164)	689,006

Net increase in cash	(2,290,536)	(390,215)

Cash - beginning of period	5,385,245	602,182

Cash - end of period	$3,094,709	$211,967

Supplemental disclosure of cash flow information
Cash paid for interest	$118,398	$93,238
Cash paid for income tax	$300	$3,806

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt into common stock	$2,229,300	$–

The accompanying notes are an integral part of these consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Mobiquity Technologies, Inc. (“Mobiquity,” “we,” “our” or “the Company”), and its operating subsidiaries, is  a next generation location data intelligence company. The Company provides precise unique, at-scale location data and insights on consumer’s real-world behavior and trends for use in marketing and research. We provide one of the most accurate and scaled solutions for mobile data collection and analysis, utilizing multiple geo-location technologies. The Company is seeking to implement several new revenue streams from its data collection and analysis, including, but not limited to, Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research. We also are a developer of advertising and marketing technology focused on the creation, automation, and maintenance of an advertising technology operating system (or ATOS). The ATOS platform blends artificial intelligence (or AI) and machine learning (ML) based optimization technology for automatic ad serving that manages and runs digital advertising campaigns.

The parent (Mobiquity Technologies, Inc.) and subsidiaries are organized as follows:

Company Name	State of Incorporation
Mobiquity Technologies, Inc.	New York
Mobiquity Networks, Inc.	New York
Advangelists, LLC	Delaware

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2022, the Company had:

•	Net loss of $2,440,044; and
•	Net cash used in operations was $2,152,226

Additionally, at March 31, 2022, the Company had:

•	Accumulated deficit of $207,974,747
•	Stockholders’ equity of $3,277,709, and
•	Working capital of $1,465,869

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $3,094,709 at March 31, 2022.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

Without sufficient revenues from operations, if the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company may explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

•	Execution of business plan focused on technology growth and improvement,
•	Seek out equity and/or debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders and investors will continue to advance capital to the Company or that the new business operations will be profitable.
•	Continuing to explore and execute prospective partnering or distribution opportunities,
•	Identifying unique market opportunities that represent potential positive short-term cash flow.

Coronavirus ("COVID-19") Pandemic

During the three months ended March 31, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. However, in the prior two (2) years, the Company suffered from the Pandemic and drastically curtailed its operations. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2021 filed with the SEC on May 23, 2022.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as a single reporting segment.

Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

•	Level 1 —Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
•	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At March 31, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2022 and December 31, 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2022 and December 31, 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits. At March 31, 2022 and December 31, 2021, the Company exceeded FDIC insured limits by $2,777,256 and $5,103,273, respectively.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

Allowance for doubtful accounts was $820,990 and $820,990 at March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022 and 2021, the Company recorded a bad debt expense of $0 and $0, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairment losses for the three months ended March 31, 2022 and 2021, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

There were no impairment losses for the three months ended March 31, 2022 and 2021, respectively.

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The Company uses a binomial model to determine fair value.

Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives, and debt discounts, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are amortized to interest expense in the consolidated statements of operations, over the life of the underlying debt instrument.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 to align revenue recognition more closely with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2022 and 2021, respectively, contained a significant financing component.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Recognize revenue when or as the Company satisfies a performance obligation.

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

For each revenue stream we only have a single performance obligation.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At March 31, 2022 and 2021, the Company had deferred revenue of $0 and $0, respectively.

Revenues

	Three Months Ended
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues
Internet Advertising	$542,169	100%	$521,873	100%

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $0 and $446,760 in marketing and advertising costs during the three months ended March 31, 2022 and 2021, respectively.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options.

The fair value of stock based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value of stock based compensation, the Company considers the following assumptions in the Black-Scholes model:

•	Exercise price,
•	Expected dividends,
•	Expected volatility,
•	Risk-free interest rate; and
•	Expected life of option

Stock Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the sale of the Company’s common stock. These costs are deducted from the total proceeds raised with a charge to additional paid-in capital.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2022 and 2021, respectively.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2022 and 2021, respectively.

Basic and Diluted Earnings (Loss) per Share and Reverse Stock Split

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The following potentially dilutive equity securities outstanding as of March 31, 2022 and 2021 were as follows:

	March 31, 2022	March 31, 2021
Convertible notes payable and accrued interest	173,045	766,943
Stock Options	1,148,799	302,159
Warrants	4,471,050	466,636
Total common stock equivalents	5,792,894	1,535,738

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

We adopted this pronouncement on January 1, 2022; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Our goodwill balance is not amortized to expense, instead it is tested for impairment at least annually. We perform our annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimate the fair value of each reporting unit using a discounted cash flow model; (5) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compare the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value. The Company recognized an impairment charge of $3,600,000 for the year ended December 31, 2021, no impairment charge for the quarter ended March 31, 2022.

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

	Useful Lives	March 31, 2022	December 31, 2021

Customer relationships	5 years	$3,003,676	$3,003,676
ATOS Platform	5 years	2,400,000	2,400,000
		5,403,676	5,403,676
Less accumulated amortization		(4,306,841)	(4,156,657)
Net carrying value		$1,096,835	$1,247,019

Future amortization, for the years ending December 31, is as follows:

2022	$453,792	$603,976
2023	572,584	572,584
2024	70,459	70,459
Total	$1,096,835	$1,247,019

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 4: NOTES PAYABLE

Summary of Notes payable:
	March 31, 2022	December 31, 2021
Dr. Salkind, et al (e)	$510,000	$2,562,500
Small Business Administration (a)	150,000	150,000
Subscription Agreements (c)	100,000	250,000
Business Capital Providers (d)	22,340	156,504
Total Debt	782,340	3,119,004
Current portion of debt	122,340	656,504
Long-term portion of debt	$660,000	$2,462,500

__________________

(a)	In May of 2020, the Companies applied and received Small Business Administration Cares Act loans due to the COVID-19 Pandemic. Each loan carries a five-year term, carrying a one percent interest rate. The loans turn into grants if the funds are use the for the SBA accepted purposes. The window to use the funds for the SBA specific purposes is a twenty-four-week period. If the funds are used for the allotted expenses the loans turn into grants with each loan being forgiven. The Company also received an Economic Injury Disaster Loan from the SBA which carries a thirty-year term, carrying a three-point seven five percent interest rate. During second quarter 2021 the Company applied for and received forgiveness for the Paycheck Protection Program in full settlement of $265,842.

(b)	Business Capital Providers, Inc. purchased certain future receivables from the Company at a 26% discount under the following agreements on the following terms:

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

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

(c)	Nineteen private investors, who were unaffiliated shareholders of the Company and accredited investors as provided under Regulation D Rule 501 promulgated under the Securities Act of 1933, provided us convertible debt financing during the period May 2021 through September 2021 pursuant to subscription agreements as described below. (Certain of these investors provided us multiple investments in one or more of these convertible debt structures.):

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

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

(d)	In September 2021, the Company entered into securities purchase agreements 2021, with two accredited investors, Talos Victory Fund, LLC, and Blue Lake Partners LLC, pursuant to which the Company issued 10% promissory notes with a maturity date of September 20, 2022, in the aggregate principal amount of $1,125,000. In addition, the Company issued warrants to purchase an aggregate of 56,250 shares of its common stock to these holders. Spartan Capital Securities LLC and Revere Securities LLC acted as placement agents on this transaction. The promissory notes include the following terms:

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The notes provide that so long as the Company has any obligations under the Notes, the Company will not, among other things:

•	Incur or guarantee any indebtedness which is senior or equal to the notes.

•	Redeem or repurchase any shares of stock, warrants, rights, or options without the holders’ consent.

•	Sell, lease, or otherwise dispose of a significant portion of its assets without the holders’ consent.

•	The notes contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the notes or securities purchase agreements.

•	In an event of default under the notes, which has not been cured within any applicable cure period, if any, the notes shall become immediately due and payable and the Company shall pay to the holders an amount equal to the principal sum then outstanding plus accrued interest, multiplied by 125%. Additionally, upon the occurrence of an event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On the closing date of this financing, the holders delivered the net amount of $910,000 of the purchase price to the Company in exchange for the notes (which was net of the original issue discount and other fees, and expenses relate to this financing). On October 19, 2021, the Company filed a Form S-1 Registration Statement (File no. 333-260364) with the Securities and Exchange Commission to raise over $10 million dollars in an underwritten public offering. The next day the Company filed an application to list our common stock on the NASDAQ Capital Market under the symbol “MOBQ.” This offering was completed on December 13, 2021, and the Company retired the loans of, Talos Victory Fund, LLC and Blue Lake Partners LLC out of the gross proceeds it received of approximately $10.3 million. Also, all warrants issued to Talos, and Blue Lake were converted on a cashless exercise basis into 24,692 common shares and 24,692 common shares, respectively.

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

(e)	On September 13, 2019, Dr. Gene Salkind, who is a director of the Company, and an affiliate of Dr. Salkind subscribed for 15% Senior Secured Convertible Promissory Notes and loaned the Company an aggregate of $2,300,000. These notes were amended and restated on December 31, 2019, by Amended and Restated 15% Senior Secured Convertible Promissory Notes which deferred interest payments from the date of the original notes to December 31, 2020 and added an aggregate interim payment of $250,000 payable on December 31, 2020 that covered the deferred interest payments. These notes were again amended and restated on April 1, 2021, by the Second Amended and Restated 15% Senior Secured Convertible Promissory Notes which reflected an additional principal amount of $150,000 loaned by Dr. Salkind, and also amended the interim payment date to December 31, 2021, and the conversion price from $32 to $4 per share. The notes are secured by the assets of the Company and its subsidiaries. The total amount loaned under the notes, as amended and restated, including the principal amount and the interim payment amount is $2,700,000, which was paid down to $2,562,500 in December 2021.

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

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

During the quarter ended March 31, 2022, Dr. Gene Salkind, his wife, and a trust converted an aggregate of $2,052,500 of secured debt at a reduced conversion price of $1.50 per share for the primary purpose of adding $2,052,500 to the issuer’s stockholders’ equity to ensure compliance with the NASDAQ Maintenance Requirement for continued listing. A total of 1,368,333 restricted common shares and warrants to purchase 684,166 additional restricted common shares at an exercise price of $4.00 per share through September 2029 were issued in connection with this transaction.

During the quarter ended March 31, 2022, a non-affiliated noteholder converted $150,000 of unsecured debt into 75,000 shares of restricted common stock at a conversion price of $2.00 per share. During 2021, seventeen of the lender-investors provided us an aggregate of $1,243,600 in convertible debt financing converted their debt into a total of 236,768 shares of common stock at a conversion price at $4.81 to $7.25 per share.

NOTE 5: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares Issued for Services

During the quarter ended March 31, 2022, the Company issued 50,000 shares of common stock, at $1.69 to per share for $84,500 in exchange for services rendered. During the quarter ended March 31, 2021, the Company issued 10,000 shares of common stock, at $7.50 to $9.73 per share for $81,825 in exchange for services rendered.

Shares issued upon conversion of debt:

During the quarter ended March 31, 2022, Dr. Gene Salkind, his wife, and a trust converted an aggregate of $2,052,500 of secured debt in exchange for 1,368,333 shares of common stock as well as warrants to purchase 684,166 shares of common stock at an exercise price of $4.00 per share through September 2029The Company recorded a loss on debt extinguishment of $41,050 as well as additional interest expense of $450,865 related to the issuance of the additional warrants.

The Company also converted $150,000 of debt into 75,000 shares of common stock, having a fair value of $135,750, resulting in a gain on debt extinguishment of $14,250.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Outstanding Commitments

The following are outstanding commitments as of March 31, 2022, and December 31, 2021:

•	$5,250,000 of the principal balance remaining due under the Second Amended AVNG Note is payable by the delivery of (i) 65,625 shares of the Company’s newly designated Class E Preferred Stock, which is convertible into 164,063 post-split shares the Company’s common stock, and (ii) common stock purchase warrants to purchase 82,032 shares of the Company’s common stock, at an exercise price of $48.00 post-split per share (the “AVNG Warrant”). There were 3,937 shares previously converted leaving a balance of 61,688 still available to be converted.

Consulting Agreements

On March 18, 2022, the Company entered into a consulting agreement with John Columbia, Inc. to provide business advisory services. The company will provide assistance and recommendations to help build strategic partnerships, to provide the Company with investor awareness and business advisory services. The twelve- month engagement commenced on March 18, 2022. The consultant received 50,000 common shares as part of the agreement which vest quarterly in four equal installments and $20,000 cash payment monthly for the term of the agreement.

The common stock had a fair value of $84,500 ($1.69/share), based upon the quoted closing trading price.

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

On December 29, 2021, the Company entered into a consulting agreement with Pastel Holdings Inc. to provide business advisory services over a term of 12 months commencing January 1, 2022. The Company is required to pay a $5,000 per month consulting fee during the term of the agreement and it issued five-year warrants to purchase 15,000 common shares at an exercise price of $4.565 per share divided equally over the term of the agreement.

NOTE 6: OPTIONS AND WARRANTS

The Company’s results for the quarters ended March 31, 2022, and March 31, 2021, include employee share-based compensation expense totaling $34,616 and $16,839, respectively. Such amounts have been included in the Consolidated Statements of Operations within general and administrative expenses.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7: STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 5,000 post-split non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 10,000 post-split shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 10,0000 post-split shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 25,000 post-split shares. In February 2015, the Board approved, subject to stockholder approval within one year, an increase in the number of shares under the 2009 Plan to 50,000 post-split shares; however, stockholder approval was not obtained within the requisite one year and the anticipated increase in the 2009 Plan was canceled. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 25,000 post-split shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019. the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 75,000 post-split shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 150,000 post-split shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 1,100,000 post-split shares. The 2005, 2009, 2016, 2018, 2019 and 2021 plans are collectively referred to as the “Plans.”

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation” The weighted average assumptions made in calculating the fair values of options granted during the quarters ended March 31, 2022, and 2021 are as follows:

	Quarters Ended March 31
	2022	2021
Expected volatility	79.95%	–
Expected dividend yield	–	–
Risk-free interest rate	2.14%	–
Expected term (in years)	10	–

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2022	1,135,909	$16.69	8.39	$–
Granted	25,000	4.57	9.70	–
Exercised	–	–	–	–
Cancelled & expired	(876)	–	–	–
Outstanding, March 31, 2022	1,160,033	$16.38	8.19	$–
Options exercisable, March 31, 2022	1,148,799	$16.28	8.18	$–

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022, and 2021 was $4.57 and $48.00, respectively.

The aggregate intrinsic value of options outstanding and options exercisable on March 31, 2022, is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $1.56 closing price of the Company's common stock on March 31, 2022.

As of March 31, 2022, the fair value of unamortized compensation cost related to unvested stock option awards is $537,604.

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2022, and 2021 are as follows:

	Quarters Ended March 31,
	2022	2021
Expected volatility	75.87%	–
Expected dividend yield	–	–
Risk-free interest rate	2.03%	–
Expected term (in years)	6.25	–

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2022	3,800,202	$15.19	4.68	$–
Granted	687,916	47.76	9.98	–
Exercised	–	–	–	–
Expired	(17,068)	–	–	–
Outstanding, March 31, 2022	4,471,050	$20.18	5.29	$–
Warrants exercisable, March 31, 2022	4,471,050	$20.18	5.29	$–

Note 8: EXECUTIVE COMPENSATION

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

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Paul Bauersfeld

Paul Bauersfeld is employed as the Company’s Chief Technology Officer under an at-will employment agreement which commenced on April 2, 2019. Mr. Bauersfeld’ s monthly salary is $25,000. Mr. Bauersfeld is entitled to a quarterly bonus of at least 1% of gross revenue for each completed fiscal quarter, so long as the Company’s gross revenue meets or exceeds management’s stated goal. The quarterly bonus may be paid either in cash, common stock, or stock options, at Mr. Bauersfeld’s election. Should his employment agreement be terminated prior to the end of any fiscal year for any reason, other than for cause by the Company, a pro rata portion of the quarterly bonus shall be paid within 30 days of termination. The Company's board of directors will determine a revenue target each year for the purpose of calculating the quarterly bonus in that year. Mr. Bauersfeld also received a signing bonus of 10-year options to purchase 25,000 shares, exercisable at $60 per share; 35% of which vested immediately, 35% of which vested on April 2, 2020, and 30% of which vested on April 2, 2021. Mr. Bauersfeld is entitled to participate in the Company’s health plans as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s certificate of incorporation and bylaws. Mr. Bauersfeld’ s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement. Although Mr. Bauersfeld’s employment agreement is at-will, the Company may terminate Mr. Bauersfeld’s employment for cause. In the event Mr. Bauersfeld’s employment agreement is terminated other than for cause by the Company, the Company will pay Mr. Bauersfeld severance pay equal to three months of his salary.

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

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Deepankar Katyal

Deepankar Katyal is employed as Chief Executive Officer of our wholly owned subsidiary, Advangelists, LLC under employment agreement with Advangelists with a term of three years which commenced on December 7, 2018. The agreement was amended on September 13, 2019. (See Note 12 below.) Mr. Katyal’s annual base salary is $400,000. Mr. Katyal’s employment agreement, as amended, also provides the following compensation:

•	a bonus, payable in cash or common stock of the Company, equal to 1% of the Company’s gross revenue for each month during the 2019 fiscal year, subject to certain revenue thresholds as set forth in the agreement. Those revenue thresholds were not attained, and this bonus was not earned;

•	commissions equal to 10% of the net revenues derived from all New Katyal Managed Accounts (as defined in the agreement – being accounts directly introduced by Mr. Katyal or assigned to Employee in writing by the Manager of the Company);

•	options to purchase 37,500 shares of the Company’s common stock at an exercise price of $36.00 per share, of which 25,000 vested on September 13, 2019, the date Mr. Katyal’s employment agreement was amended, and 12,500 vested on September 13, 2020: and

•	one share of Company Series B Preferred Stock which was issued to Mr. Katyal. The Series B Preferred Stock, as a class, provided cash dividend rights, payable in cash, to the holders thereof in an aggregate amount equivalent to 10% of the annual gross revenue of Advangelists or the Company, whichever is higher, up to a maximum aggregate annual amount of $1,200,000, for each of its 2019 and 2020 fiscal years. As a holder of 50% of the Series B Preferred Stock, the maximum number of annual dividends that Mr. Katyal would be entitled to $600,000. The Series B Preferred Stock rights, privileges, preferences, and restrictions was to terminate by its terms as of December 31, 2020; and, immediately upon declaration and payment of the dividend in respect of Mobiquity’ s 2020 fiscal year, Mobiquity was to withdraw such class from its authorized capital. The Series B Preferred Stock was subject to cancellation if Mr. Katyal terminated his employment without good reason or the Company terminated his employment for cause. Mr. Katyal did not receive any Series B Preferred Stock dividends and the Series B Preferred Stock was redeemed by the Company from Mr. Katyal in consideration for entering into the amendment of his employment agreement on September 13, 2019, and for no other consideration.

During the term of the employment agreement, Mr. Katyal is entitled to a monthly allowance of up to $550 per month to cover lease or purchase finance costs of an automobile. Mr. Katyal’s employment agreement provides for indemnification by the Company to the fullest extent permitted by the Company’s certificate of incorporation and bylaws, as well as participation in all benefit plans, programs, and perquisites as are generally provided by Advangelists to its employees, including medical, dental, life insurance, disability and 401(k) participation. Mr. Katyal’s employment agreement contains customary non-solicitation of Company customers or employees’ provisions during the term of the agreement and for one year after termination. The agreement provides for termination by Advangelists for cause upon 30 days’ prior written notice: and without cause after 60 days’ prior written notice. The employment agreement terminates automatically upon Mr. Katyal’s death, and it may also be terminated by Advangelists if Mr. Katyal is disabled for more than six consecutive months in any 12-month period—disability being the inability to substantially perform Mr. Katyal's duties and responsibilities by reason of mental or physical illness or injury. Mr. Katyal is entitled to terminate the agreement for “good reason”. If Mr. Katyal is terminated by Advangelists for cause, Advangelists is obligated only to pay Mr. Katyal amounts of base salary and expense reimbursements that were due or accrued prior to the termination date. If Mr. Katyal is terminated by Advangelists without cause, and provided Mr. Katyal is not in breach under the agreement, Advangelists is obligated to pay Mr. Katyal his compensation and expense reimbursements that would be payable to Mr. Katyal for the remainder of the contractual employment term had Mr. Katyal remained an employee. If Mr. Katyal’s employment is terminated as a result of his death, Advangelists is obligated to pay Mr. Katyal his salary though the date of termination, and his other compensation for the remainder of the contractual employment term had Mr. Katyal remained an employee. If Mr. Katyal’s employment is terminated as a result of his disability, provided Mr. Katyal provides a general release, Advangelists is obligated to pay Mr. Katyal his salary though the date of termination, and his other compensation for the remainder of the contractual employment term had Mr. Katyal remained an employee. If Mr. Katyal terminates his employment for good reason, and provided Mr. Katyal provides a general release, Advangelists is obligated to pay Mr. Katyal his compensation and expense reimbursements that would be payable to Mr. Katyal for the remainder of the contractual employment term had Mr. Katyal remained an employee. Mr. Kaytal’s employment agreement provides for assignment of ownership rights regarding intellectual property created by Mr. Katyal relating to the Company’s business.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company.

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2021 which includes our audited financial statements for the year ended December 31, 2021 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of March 31, 2022 and 2021 and for the three months then ended includes the accounts of Mobiquity Technologies, Inc. (the “Company”) and its wholly owned subsidiaries.

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

The following discussion and analysis of the consolidated results of operations and financial condition of the Company for the three months ended March 31, 2022 and 2021, respectively, and should be read in conjunction with our consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2022.

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

•	Level 1 —Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
•	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At March 31, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

Allowance for doubtful accounts was $820,990 and $820,990 at March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022 and 2021, the Company recorded a bad debt expense of $0 and $0, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 to align revenue recognition more closely with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2022 and 2021, respectively, contained a significant financing component.

Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Recognize revenue when or as the Company satisfies a performance obligation.

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

For each revenue stream we only have a single performance obligation.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options.

The fair value of stock based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value of stock based compensation, the Company considers the following assumptions in the Black-Scholes model:

•	Exercise price,
•	Expected dividends,
•	Expected volatility,
•	Risk-free interest rate; and
•	Expected life of option

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

We adopted this pronouncement on January 1, 2022; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Plan of Operation

Mobiquity intends to hire several new sales and sales support individuals to help generate additional revenue using the Advangelists platform. Mobiquity’s sales team will focus on Advertising Agencies, Brands, and publishers to help increase both supply and demand across the Advangelists platform. The Advangelists platform creates three revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s, Publishers, and Brands. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model in which the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, where the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists.

Results of Operations

Quarter Ended March 31, 2022, versus Quarter Ended March 31, 2021

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	March 31, 2022	March 31, 2021
Revenue	$542,169	$521,873
Cost of Revenues	(306,127)	(937,280)
Gross Income (Loss)	236,042	(415,407)
General and Administrative Expenses	(2,528,589)	(1,626,354)
Loss from operations	(2,292,547)	(2,041,761)

We generated revenues of $542,169 in the first quarter of 2022 as compared to $521,873 in the same period for 2021, a change in revenues of $20,296. The nationwide economic shutdown due to COVID-19 during the past twenty-four months severely reduced current operations we are just seeing a turnaround starting in 2022.

Cost of revenues was $306,127 or 56% of revenues in the first quarter of 2022 as compared to $937,280 or 180% of revenues in the same fiscal period of fiscal 2021. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Profit (Loss) was $236,042 or 44% of revenues for the first quarter of 2022 as compared to $(415,407) in the same fiscal period of 2021 or 80% of revenues. When the country begins a recovery from COVID-19 and the economy begins to turn around we anticipate revenues and profits to increase.

General and administrative expenses were $2,528,589 for the first quarter of fiscal 2022 compared to $1,626,354 in the comparable period of the prior year, an increase of $902,235. Increased operating costs primarily included cash expense for professional fees of $143,075, salaries of $98,179, non-cash operating costs include stock-based compensation and warrants issued for interest expense of $485,281, and, professional fees paid in stock valued at $84,500.

The net loss from operations for the first quarter of fiscal 2022 was $2,292,547 as compared to $2,041,761 for the comparable period of the prior year. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business and while the country emerges from the COVID-19 pandemic.

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

The Company had cash and cash equivalents of $3,094,709 on March 31, 2022. Cash used in operating activities for the three months ended March 31, 2022, was $2,152,226. This resulted primarily from a net loss of $2,440,044, offset by a decrease in accounts payable and accrued expenses of $629,276, a decrease in accounts receivable of $167,988, , common stock issued for services of $84,500, warrants issued for interest expense of $450,865, loss on debt extinguishment of $26,800, recognition of stock based compensation of $34,416, and amortization and depreciation expenses of $152,525. Net cash was used by investing activities of $4,146 from the purchase of equipment. Net cash used in financing activities was for the repayment of the principal amount of debt of $134,164.

The Company had cash and cash equivalents of $211,967 on March 31, 2021. Cash used in operating activities for the three months ended March 31, 2021, was $1,079,221. This resulted primarily from a net loss of $2,229,776, offset by a decrease in accounts payable and accrued expenses of $168,634, a decrease in accounts receivable of $768,530, common stock issued for services of $81,825 and amortization and depreciation expenses of $452,035. Net cash was provided by financing activities of $548,990 from the proceeds of the issuance of common stock, proceeds from notes of $400,000 and the repayment of the principal amount of debt of $259,984.

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

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2021. The unaudited consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Debt and Receivables Purchase Financing

We have the following debt financing in place:

Gene Salkind, who is our Chairman of the Board and one of our directors, and his affiliate provided us an aggregate of $2,700,000 in convertible debt financing for convertible promissory notes and common stock purchase warrants. Dr. Salkind’s principal debt was reduced to $2,562,500 in December 2021. During the quarter ended March 31, 2022, Dr. Gene Salkind, his wife, and a trust converted an aggregate of $2,052,500 of secured debt to a total of 1,368,333 restricted common shares and warrants to purchase 684,166 additional restricted common shares at an exercise price of $4.00 per share through September 2029 leaving a balance of $510,000 in secured debt.

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

On September 20, 2021, the Company entered into securities purchase agreements, with two accredited investors, Talos Victory Fund, LLC, and Blue Lake Partners LLC, pursuant to which the Company issued 10% promissory notes with a maturity date of September 20, 2022, in the aggregate principal amount of $1,125,000. In addition, the Company issued warrants to purchase an aggregate of 56,250 shares of its common stock to these holders. Spartan Capital Securities LLC and Revere Securities LLC acted as placement agents on this transaction. The promissory notes include the following terms:

•	Interest at the annual rate of 10%.

•	The notes carry original issue discount of $112,500 in the aggregate. Accordingly, the total net principal of this debt was $1,012,500.

•	The Company is required to make interim payments to the holders in the aggregate amount of $225,000, on or before March 18, 2022, towards the repayment of the balance of the notes. The Company may prepay the principal sum under the notes then outstanding plus accrued and unpaid interest in full at any time without any prepayment premium; however, the Company is required to pay a minimum amount of the first 12 months of interest under the notes

•	The holders may convert the notes and exercise the warrants into the Company’s common stock (subject to contractual beneficial ownership limitations of 4.99%). The holders have the right to convert the notes at any time into shares of common stock at a conversion price of $5.00 per share; provided, however, if the Company consummates a so-called uplisting offering to a national exchange within 180 days after the closing date, then the Note conversion price shall adjust to equal 70% of the price per share of common stock in that offering. The warrants may also be exercised at any time from date of issuance over a period of five years at the exercise price then in effect. The initial warrant exercise price shall equal $10.00 per share; provided however, if the Company consummates the uplisting offering within the 180-day period noted above, then the exercise price shall adjust to equal 130% of the price per share in that offering. The warrants contain cashless exercise provisions. Both the notes and the warrants contain customary anti-dilution provisions which could cause an adjustment to the conversion price of the notes and the exercise price of the warrants.

•	The Company is required to make interim payments to the holders in the aggregate amount of $225,000, on or before March 18, 2022, towards the repayment of the balance of the notes. The Company may prepay the principal sum under the notes then outstanding plus accrued and unpaid interest in full at any time without any prepayment premium; however, the Company is required to pay a minimum amount of the first 12 months of interest under the notes.

•	The holders may convert the notes and exercise the warrants into the Company’s common stock (subject to contractual beneficial ownership limitations of 4.99%). The holders have the right to convert the notes at any time into shares of common stock at a conversion price of $5.00 per share; provided, however, if the Company consummates a so-called uplisting offering to a national exchange within 180 days after the closing date, then the Note conversion price shall adjust to equal 70% of the price per share of common stock in that offering. The warrants may also be exercised at any time from date of issuance over a period of five years at the exercise price then in effect. The initial warrant exercise price shall equal $10.00 per share; provided however, if the Company consummates the uplisting offering within the 180-day period noted above, then the exercise price shall adjust to equal 130% of the price per share in that offering. The warrants contain cashless exercise provisions. Both the notes and the warrants contain customary anti-dilution provisions which could cause an adjustment to the conversion price of the notes and the exercise price of the warrants.

•	The notes provide that so long as the Company has any obligations under the Notes, the Company will not, among other things:

o	Incur or guarantee any indebtedness which is senior or equal to the notes.
o	Redeem or repurchase any shares of stock, warrants, rights, or options without the holders’ consent.
o	Sell, lease, or otherwise dispose of a significant portion of its assets without the holders’ consent.

•	The notes contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the notes or security purchase agreements.

•	In an event of default under the notes, which has not been cured within any applicable cure period, if any, the notes shall become immediately due and payable and the Company shall pay to the holders an amount equal to the principal sum then outstanding plus accrued interest, multiplied by 125%. Additionally, upon the occurrence of an event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

On the closing date of this financing, the holders delivered the net amount of $910,000 of the purchase price to the Company in exchange for the notes (which was net of the original issue discount and other fees and expenses relate to this financing).

On October 19, 2021, the Company filed a Form S-1 Registration Statement (File no. 333-260364) with the Securities and Exchange Commission to raise over $10 million dollars in an underwritten public offering. The next day the Company filed an application to list our common stock on the NASDAQ Capital Market under the symbol “MOBQ.” This offering was completed on December 13, 2021, and the Company retired the loans of, Talos Victory Fund, LLC, and Blue Lake Partners LLC out of the gross proceeds it received of approximately $10.3 million. Also, Talos Victory Fund, LLC and Blue Lake Partners, LLC converted all their warrants on a cashless basis into 24,692 common shares and 24,692 common shares, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of March 31, 2022, the Company’s disclosure controls are not effective, including the following:

•	The Company lacks segregation of duties similar to other companies our size; and

•	Given our restatement of the year ended December 31, 2021 financial statements, we lacked the necessary controls over financial reporting. We are in the process of hiring additional staff both internally and externally to the Finance department with sufficient GAAP and public company financial reporting experience

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2022, through March 31, 2022, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2022	Common Stock	50,000 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – March 2022	Common Stock	1,443,333 shares	Note conversion of $2,502,500 of Secured debt and $150,000 of unsecured debt	Section 3(a)(9)	Secured debt converted at $1.50 per share and unsecured debt converted at $2.00 per share (1)

(1)	The secured investor converted $2,502,500 of principal into 1,368,333 common shares and warrants to purchase 684,166 shares of common stock at an exercise price of $4.00 per share through September 2029.

In the three months ended March 31, 2022, there were no repurchases by the Company of its Common Stock.

From January 1, 2021, through March 31, 2021, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

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

In the three months ended March 31, 2021, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation – September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation – February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation – December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)

3.14	Amendment to Certificate of Incorporation – December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Certificate of Amendment to Certificate of Incorporation-Series E preferred Stock**
3.17	Amended By-Laws (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.18	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.19	November 2021 Amendment to By-Laws**
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019**
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019**
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019**
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019**
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of Representative’s Warrant**
4.16	Form of Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company**
4.17	Form of Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)**
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated December 7, 2018 – Deepanker Katyal (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.5	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advangelists, LLC and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019.)
10.6	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019.)
10.7	Merchant Agreement dated April 29, 2021, 2021 by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc.**
10.8	Merchant Agreement dated July 28, 2021 by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc.**
10.9	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)**

10.10	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)**
10.11	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)**
10.12	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 29, 2022.)
10.13	Employment Agreement dated January 4, 2022 – Don Walker (“Trey”) Barrett, III (incorporated by reference to Form 8-K filed with the SEC on January 6, 2022).
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan**
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

 _______________

*	Filed herewith

**	Previously filed under Form S-1 Registration Statement, File No. 333-260364.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: May 23, 2022	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: May 23, 2022	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

