Form 10-Q
period 2022-06-30
Mobiquity Technologies, Inc.
filed 2022-08-18
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

(516) 246-9422

(Registrant's telephone number)

                       Not Applicable

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.0001 par value	MOBQ	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	MOBQW	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock, as of August 10, 2022, was 8,729,191.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

Mobiquity Technology, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Assets	June 30,	December 31,
	2022	2021

Current Assets
Cash	$2,165,977	$5,385,245
Accounts receivable, net of allowance for doubtful accounts $820,990	602,592	388,112
Prepaids and other	21,825	11,700
Total Current Assets	2,790,394	5,785,057

Property and equipment - net	23,476	20,335
Intangible assets - net	946,652	1,247,019
Goodwill	1,352,865	1,352,865
	$5,113,387	$8,405,276

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,659,186	$2,367,600
Convertible notes payable	100,000	656,504
Total Current Liabilities	1,759,186	3,024,104

Notes payable	150,000	2,462,500
	1,909,186	5,486,604

Stockholders' Equity
AAA Preferred stock; $0.0001 par value, 4,930,000 shares authorized; 31,413 shares issued and outstanding	493,869	493,869
Series C, Preferred stock, $0.0001 par value, 1,500 shares authorized, 0 shares issued and outstanding	–	–
Series E, Preferred stock, $80 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	4,935,040	4,935,040
Common stock, $0.0001 par value, 100,000,000 shares authorized 8,399,584 and 6,498,251 shares issued, respectively and 8,362,084 and 6,460,751 shares outstanding, respectively	841	650
Additional paid in capital	208,670,675	204,373,816
Treasury stock $0.0001 par value 37,500 shares at cost	(1,350,000)	(1,350,000)
Accumulated deficit	(209,546,224)	(205,534,703)
Total Stockholders' Equity	3,204,201	2,918,672
Total Liabilities and Stockholders' Equity	$5,113,387	$8,405,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (Restated)	2022	2021 (Restated)

Revenues	$1,920,954	$702,434	$2,463,123	$1,224,307

Cost of revenues	673,769	811,519	979,896	1,748,799

Gross profit (loss)	1,247,185	(109,085)	1,483,227	(524,492)

General and administrative expenses	2,255,965	2,047,428	4,784,554	3,631,822

Loss from operations	(1,008,780)	(2,156,513)	(3,301,327)	(4,156,314)

Other income (expenses)
Interest expense	(23,270)	(415,312)	(143,967)	(603,327)
Loss on extinguishment of debt – related party	(828,496)	–	(855,296)	–
Inducement expense	(101,000)	–	(101,000)	–
Original issue discount	–	(110,000)	–	(110,000)
Gain on debt forgiveness	–	265,842	–	265,842
Interest income	574	–	574	–
Gain on settlement of liability	389,495	–	389,495	–
Total other expense - net	(562,697)	(259,470)	(710,194)	(447,485)

Net loss	$(1,571,477)	$(2,415,983)	$(4,011,521)	$(4,603,799)

Loss per share – basic and diluted	$(0.20)	$(0.81)	$(0.50)	$(1.58)

Weighted average number of shares outstanding - basic and diluted	7,963,151	2,984,332	8,048,558	2,922,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2022 and June 30, 2021 (Restated)

	AAA		Series E Preferred Stock		Series C Preferred Stock				Additional				Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, at January 1, 2022	31,413	$493,869	61,688	$4,935,040	–	$–	6,460,751	$650	$204,373,816	37,500	$(1,350,000)	$(205,534,703)	$2,918,672
Common stock issued for services	–	–	–	–	–	–	50,000	5	84,495	–	–	–	84,500
Stock based compensation	–	–	–	–	–	–	–	–	34,416	–	–	–	34,416
Convertible notes converted to common stock and warrants	–	–	–	–	–	–	1,443,333	145	2,680,020	–	–	–	2,680,165
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(2,440,044)	(2,440,044)
Balance, at March 31, 2022	31,413	493,869	61,688	4,935,040	–	–	7,954,084	800	207,172,747	37,500	(1,350,000)	(207,974,747)	3,277,709
Stock based compensation	–	–	–	–	–	–	–	–	509,338	–	–	–	509,338
Convertible notes converted to common stock and warrants related party	–	–	–	–	–	–	408,000	41	988,590	–	–	–	988,631
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(1,571,477)	(1,571,477)
Balance, at June 30, 2022	31,413	$493,869	61,688	$4,935,040	–	$–	8,362,084	$841	$208,670,675	37,500	$(1,350,000)	$(209,546,224)	$3,204,201

	AAA		Series E Preferred Stock		Series C Preferred Stock				Additional				Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, at January 1, 2021	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,803,685	$282	$184,586,420	37,500	$(1,350,000)	$(186,168,926)	$2,886,685
Common stock issued for services	–	–	–	–	–	–	10,000	–	81,825	–	–	–	81,825
Common stock issued for cash	–	–	–	–	–	–	91,502	10	548,980	–	–	–	548,990
Stock based compensation	–	–	–	–	–	–	–	–	16,839	–	–	–	16,839
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(2,187,776)	(2,187,776)
Balance, at March 31, 2021	56,413	868,869	61,688	4,935,040	1,500	15,000	2,905,187	292	185,234,064	37,500	(1,350,000)	(188,356,702)	1,346,563
Common stock issued for services	–	–	–	–	–	–	5,000	–	37,975	–	–	–	37,975
Common stock issued for cash	–	–	–	–	–	–	58,334	6	349,994	–	–	–	350,000
Stock based compensation	–	–	–	–	–	–	–	–	555,892	–	–	–	555,892
Notes converted to common stock	–	–	–	–	–	–	92,761	9	451,993	–	–	–	452,002
Original issue discount shares	–	–	–	–	–	–	39,500	5	268,145	–	–	–	268,150
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(2,415,983)	(2,415,983)
Balance, at June 30, 2021	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	3,100,782	$312	$186,898,063	37,500	$(1,350,000)	$(190,774,685)	$552,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(4,011,521)	$(4,603,799)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,863	3,703
Amortization of intangible assets	300,367	900,367
Stock issued for services	84,500	119,800
Loss on debt extinguishment – related party	855,296	–
Gain on settlement of liability	(389,495)	–
Stock based compensation	543,754	572,731
Stock issued with short-term convertible notes	–	310,150
Inducement expense	101,000	–
Gain on debt forgiveness	–	(265,842)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(214,480)	840,740
(Increase) decrease prepaid expenses and other assets	(10,125)	16,500
Decrease in accounts payable and accrued expenses	(318,919)	(343,134)
Net cash in used in operating activities	(3,054,760)	(2,448,784)

Investing Activities
Purchase of property and equipment	(8,004)	–
Net cash used in investing activities	(8,004)	–

Financing Activities
Proceeds from the issuance of notes payable	–	1,820,000
Common stock issued for cash, net	–	898,990
Repayment on notes payable	(156,504)	(698,816)
Net cash (used in) provided by financing activities	(156,504)	2,020,174

Net change in cash	(3,219,268)	(428,610)

Cash – beginning of period	5,385,245	602,181
Cash – end of period	$2,165,977	$173,571

Supplemental disclosure of cash flow Information
Cash paid for interest	$141,806	$207,366
Cash paid for taxes	$325	$25

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to common stock and warrants	$2,712,500	$452,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2022, the Company had:

•	Net loss of $4,011,521; and
•	Net cash used in operations was $3,054,760

Additionally, at June 30, 2022, the Company had:

•	Accumulated deficit of $209,546,224
•	Stockholders’ equity of $3,204,201, and
•	Working capital of $1,031,208

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $2,165,977 at June 30, 2022.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the six months ended June 30, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

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

Coronavirus (“COVID-19”) Pandemic

During the three months and six months ended June 30, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. However, in the prior two (2) years, the Company suffered from the Pandemic and drastically curtailed its operations. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2021, filed with the SEC on May 23, 2022.

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

The three tiers are defined as follows:

•	Level 1 — Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2 — Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
•	Level 3 — Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, convertible notes payable and notes payable are carried at historical cost. At June 30, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2022 and December 31, 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2022 and December 31, 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits. At June 30, 2022, and December 31, 2021, the Company exceeded FDIC insured limits by $1,915,977 and $5,103,273, respectively.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Two of our customers accounted for approximately 39% of accounts receivable.

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

Allowance for doubtful accounts was $820,990 at June 30, 2022 and December 31, 2021. This allowance relates to receivables generated in previous years for which collection is uncertain as the customers have been adversely impacted by COVID-19.

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

Goodwill

The Company’s goodwill of $1,352,865 represents the excess of the consideration transferred for acquired businesses over the fair value of the underlying identifiable net assets. Goodwill is not amortized but instead, it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge in an amount equal to the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit during the fiscal quarter in which the determination is made.

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company had one reporting unit as of December 31, 2021.

Intangible Assets

The Company acquired the majority of its intangible assets through its acquisition of Advangelists LLC. The Company amortizes its identifiable definite-lived intangible assets over a period of 5 years. See Note 3 for further details.

In 2020 and 2021, the Company identified triggering events due to the reduction in its projected revenue from adverse economic conditions caused by the COVID-19 pandemic and uncertainty for recovery given the volatility of the capital markets. The Company performed impairment assessments of its ATOS Platform intangible asset in December 2020 and determined that the carrying value of the asset exceeded its fair value by an estimate of $4,000,000. A similar assessment was performed in December 2021 resulting in additional impairment of $3,600,000. Both charges were recognized in the fourth quarter of each fiscal year for a total loss on impairment of $7,600,000, which resulted in the asset being written down to a net book value of zero.

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

Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives, and debt discounts, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. As of June 30, 2022, and December 31, 2021, the Company had no derivative liabilities.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are amortized to interest expense in the consolidated statements of operations, over the life of the underlying debt instrument, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet.

Revenue Recognition

The Company’s revenues are generated from internet advertising, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). In accordance with ASC 606, revenue is recognized when promised services are transferred to a customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

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

Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services (performance obligations), the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation. Currently, the Company does not have any contracts that contain multiple performance obligations.

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2022, and 2021, respectively, contained a significant financing component.

Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. Currently, the Company does not have any contracts that contain multiple performance obligations.

Recognize revenue when or as the Company satisfies a performance obligation.

The Company satisfies performance obligations at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

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

Revenues

All revenues recognized was from internet advertising for all periods ended June 30, 2022, and June 30, 2021.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the condensed consolidated statements of operations.

The Company recognized $0 and $159 in marketing and advertising costs during the six months ended June 30, 2022, and 2021, respectively.

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

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value of stock-based compensation, the Company considers the following assumptions in the Black-Scholes model:

•	Exercise price,
•	Expected dividends,
•	Expected volatility,
•	Risk-free interest rate; and
•	Expected life of option

Stock Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date and records fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2022, and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended June 30, 2022, and 2021, respectively.

Basic and Diluted Earnings (Loss) per Share

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

The following potentially dilutive equity securities outstanding as of June 30, 2022, and 2021 were as follows:

	June 30, 2022	June 30, 2021
Convertible notes payable and accrued interest	88,897	801,250
Stock Options	1,159,908	301,845
Warrants	4,676,300	472,886
Total common stock equivalents	5,925,105	1,575,981

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

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof.

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the expected impact of adopting ASU 2016-13 on its consolidated financial statements and disclosures.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of ASU 2021-08 on its consolidated financial statements and related disclosures.

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: On June 30, 2022, the FASB issued ASU 2022-03 (“ASU 2022-03”), which clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security. The ASU also requires specific disclosures related to such an equity security, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. ASU 2022-03 clarifies that a “contractual restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). The ASU also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. For public business entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2022-03 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncement

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

Reclassifications

Correction of Prior Period Information

During the review of the Company’s financial statements for the three and six month periods ended June 30, 2022, the Company identified errors in the accounting and presentation of expenses and losses recorded for certain debt conversions, recording of stock option compensation expense, and expense related to shares issued for services, relating to the three months ended March 31, 2022. These errors resulted in the recording of $39,271 in less general and administrative expenses, $233,526 in additional other expenses, and a reclassification of $450,865 from general and administrative expenses to other expense, resulting in an understatement of net loss of $194,255. If reported correctly, the Company would have recorded $2,038,453 in general and administrative expenses, ($2,486,802) in loss from operations, $831,888 in other expenses, net, and a net loss of ($2,634,299) for the three months ended March 31, 2022. To correct these errors, the Company recorded the corrections in the three month period ended June 30, 2022. If reported correctly for the three months ended June 30, 2022, then the Company would have reported $2,216,694 in general and administrative expenses, ($1,048,051) in loss from operations, $329,171 in other income (expenses), net, and a net loss of ($1,377,222). In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and ”SAB 108”), the Company evaluated this error and concluded that although the adjustment to certain areas of the statement of operations was quantitatively material, the cumulative effects were quantitatively and qualitatively immaterial and would not have materially impacted a reasonable investor’s opinion of the Company. This is further supported by the fact that the impact would not have been significant in comparison to prior periods and all errors are of a non-cash nature. Therefore, as permitted by SAB 108 and treated under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company corrected previously recorded results for the three and six months ended June 30, 2022, to account for the error in this current filing. As a result, the statement of operations for the six months ended June 30, 2022 reflects the corrected expenses, operating loss and net loss.

See also Note 3 for restatement of the three and six months ended June 30, 2021.

NOTE 3 – RESTATEMENT

On May 23, 2022, the Company filed an amended annual report on Form 10-K/A for the year ended December 31, 2021, as a result of the identification of certain errors by management primarily relating to the accounting for share-based payments in connection with raising equity, the sale of warrants, certain gains (losses) on debt extinguishment, as well as an adjustments to its deferred tax assets and related valuation allowance. Below is a reconciliation of the effects of such restatement on the Company's consolidated statement of operations for the three and six months ended June 30, 2021, and consolidated statement of cash flows for the six months ended June 30, 2021, including previously reported values to restated values. The values as previously reported were derived from the Company's 10-Q which presented the financial statements for the period ended June 30, 2021, filed with the SEC on August 4, 2021.

As a result of the above restatement, additional paid in capital at June 30, 2021 was decreased by $219,600 from $187,117,663 (previously reported) to $186,898,063  (as restated), and accumulated deficit at June 30, 2021 decreased from ($190,992,325) to ($190,774,685).

Consolidated Statements of Operations

(As Restated)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Revenues	$702,434	$–	$702,434	$1,224,307	$–	$1,224,307

Cost of revenue	811,519	–	811,519	1,748,799	–	1,748,799

Gross profit	(109,085)	–	(109,085)	(524,492)	–	(524,492)

Operating expenses
Selling, general and administrative	917,561	–	917,561	1,929,051	–	1,929,051
Salaries	573,975	–	573,975	1,130,040	–	1,130,040
Stock-based compensation	555,892	–	555,892	572,731	–	572,731
Total operating expenses	2,047,428	–	2,047,428	3,631,822	–	3,631,822

Loss from operations	(2,156,513)	–	(2,156,513)	(4,156,314)	–	(4,156,314)

Other income (expense)
Interest expense	(215,162)	(200,150)	(415,312)	(403,177)	(200,150)	(603,327)	1
Interest expense - amortization of debt discount	(110,000)	–	(110,000)	(110,000)	–	(110,000)	2
Loss on sale of company stock	(419,750)	419,750	–	(419,750)	419,750	–	3
Forgiveness of SBA - PPP loan	265,842	–	265,842	265,842	–	265,842	4
Total other income (expense) - net	(479,070)	219,600	(259,470)	(667,085)	219,600	(447,485)

Net loss	$(2,635,583)	$219,600	$(2,415,983)	$(4,823,399)	$219,600	$(4,603,799)

Loss per share - basic and diluted	$(0.88)	$0.07	$(0.81)	$(1.65)	$0.08	$(1.58)

Weighted average number of shares - basic and diluted	2,984,332	2,984,332	2,984,332	2,922,280	2,922,280	2,922,280

_____________________

1	Previously reported the fair value associated with the issuance of shares of common stock in conjunction with the issuance of short-term convertible debt notes as “Loss on sale of company stock.” The value was reclassified to "Interest expense." No impact on net loss or loss per share.
2	Financial statement line description was changed from “Original issue discount” to “Interest expense - amortization of debt discount” for financial statement presentation purposes. No impact on net loss or loss per share.
3	The Company previously reported $219,600 in the consolidated financial statement line item “Loss on sale of company stock” for the excess of the fair value of shares of common stock issued upon the conversions over the face value of the convertible debt. Since the convertible debt notes were converted at original conversion terms no gain or loss should have been reflected. The $219,600 was reclassified as a reduction to “Additional paid-in capital” on the Company's consolidated balance sheet, which reduced the consolidated net loss.
4	Previously reported “Forgiveness of SBA - PPP loan” as other comprehensive income. The value was reclassified to “Other income (expense)” within continuing operations. No impact on net loss or loss per share.

Consolidated Statement of Cash Flows

Six Months Ended June 30, 2021

	As Previously Reported	Adjustment	As Restated

Cash flows from operating activities
Net loss	$(4,823,399)	$219,600	$(4,603,799)	4
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,703	–	3,703
Amortization of intangibles	900,367	–	900,367
Common stock issued for services	119,800	–	119,800
Stock-based compensation	572,731	–	572,731
Stock issued with short-term convertible notes	–	310,150	310,150	5
Gain on forgiveness of debt	–	(265,842)	(265,842)	1
Changes in operating assets and liabilities
Accounts receivable	840,740	–	840,740
Prepaid expenses and other assets	16,500	–	16,500
Accounts payable and accrued expenses	(519,474)	176,340	(343,134)	3
Accrued expenses and other current liabilities	(19,473)	19,473	–	3
Accrued interest	195,810	(195,810)	–	3
Net cash used in operating activities	(2,712,695)	263,911	(2,448,784)

Cash flows from investing activities
Common stock issued for cash, net	898,990	(898,990)	–	2
Original issue discount shares	268,150	(268,150)	–	5
Note conversion to common stock	671,602	(671,602)	–	6
Net cash provided by investing activities	1,838,742	(1,838,742)	–

Cash flows from financing activities
Common stock issued for cash, net	–	898,990	898,990	2
Proceeds from issuance of notes payable, net	1,310,000	510,000	1,820,000	7
SBA loan forgiveness	(265,842)	265,842	–	1
Repayments of notes payable	(598,816)	(100,000)	(698,816)	7
Net cash provided by financing activities	445,342	1,574,832	2,020,174

Net decrease in cash	(428,610)	–	(428,610)

Cash and cash equivalents – beginning of period	602,182	–	602,182

Cash and cash equivalents – end of period	$173,571	$–	$173,571

Supplemental disclosure of cash flow information
Cash paid for interest	$207,366	$–	$207,366
Cash paid for taxes	$25	$–	$25

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for conversion of convertible notes	$419,750	$(419,750)	$419,750	6
Recording of debt discount upon issuance of convertible debt	$110,000	$(110,000)	$–	5

__________________________

1	Previously reported “Forgiveness of SBA – PPP loan” as cash outflow from financing activities. The non-cash value was reclassified as a net loss reconciling item in cash flows from operating activities .
2	Previously reported item as investing activity. The cash inflow was reclassified as a financing activity. No impact on overall cash flows.
3	Previously reported as accounts payable, accrued expenses and other current liabilities and accrued interest. Reflected as one line item “accounts payable and accrued expenses” to be consistent with the consolidated balance sheet financial statement line items. No impact on overall cash flows.
4	The Company previously reported $219,600 on the consolidated statement of operations financial statement line item “Loss on sale of company stock” for the excess of the fair value of shares of common stock issued upon the conversion of convertible notes payable over the face value of the convertible debt. Since the convertible debt notes were converted at original conversion terms no gain or loss should have been reflected. The $219,600 was reclassified as a reduction to “Additional paid-in capital” on the Company’s consolidated balance sheet which reduced the consolidated net loss of the Company.
5.	Shares of common stock issued with notes payable and reflected as either interest expense or interest expense-amortization of debt discount on the consolidated statement of operations, previously reported as an investing activity and non-cash investing and financing activity and overstated by $68,000. The total non-cash value of $310,150 was reclassified as a net loss reconciling item in cash flows from operating activities
6.	Previously reported as an investing activity and reflects the fair value of shares of common stock issued upon the conversion of convertible notes payable. The value has been reclassified as a non-cash financing activity and adjusted for the $219,600 adjustment to Additional paid-in capital that was made to the previously reported results for the three and six months ended June 30, 2021 (see note 4 above). Restated non-cash financing activity represents the carrying value of debt converted to equity.
7.	Previously reported amounts did not include $510,000 of proceeds from the issuance of notes payable and $100,000 of payments made on convertible notes payable during the six months ended June 30, 2021.

NOTE 4 – INTANGIBLE ASSETS

The Company’s identifiable intangible assets, other than goodwill, consists of customer relationships and the ATOS Platform.

The ATOS platform:

•	creates an automated marketplace of advertisers and publishers on digital media outlets to host online auctions to facilitate the sale of ad time slots (known as digital real estate) targeted at users while engaged on their connected TV, computer, or mobile device, and

•	gives advertisers the capability to understand and interact with their audiences and engage them in a meaningful way by the using ads in both image and video formats (known as rich media) to increase their customer base and foot traffic to their physical locations.

The Company’s intangible asset balances, including accumulated amortization, are as follows:

	Useful Lives	June 30, 2022	December 31, 2021

Customer relationships	5 years	$3,003,676	$3,003,676
ATOS Platform	5 years	2,400,000	2,400,000
		5,403,676	5,403,676
Less accumulated amortization		(4,457,024)	(4,156,657)
Net carrying value		$946,652	$1,247,019

During the six months ended June 30, 2022, the Company recognized $300,368 of amortization expense related to the intangible assets which is included in general and administrative expenses on the consolidated statements of operations.

Future amortization, for the years ending December 31, is as follows:

2022 (balance of 2022)	$303,609
2023	572,584
2024	70,459
Total	$946,652

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Summary of notes payable and convertible notes payable:

	June 30, 2022	December 31, 2021
Dr. Salkind - related party (d)	$–	$2,562,500
Small Business Administration (a)	150,000	150,000
Subscription Agreements (c)	100,000	250,000
Business Capital Providers (b)	–	156,504
Total Debt	250,000	3,119,004
Current portion of debt	100,000	656,504
Long-term portion of debt	$150,000	$2,462,500

__________________

(a)	The Company received an Economic Injury Disaster Loan from the SBA which carries a thirty-year term, and a three-point seven five percent interest rate, maturity date is July of 2050. Total accrued and unpaid interest on the debt was $8,414 at June 30, 2022 and is included in accounts payable and accrued expenses on the accompanying balance sheet.

(b)	Business Capital Providers, Inc. purchased certain future receivables from the Company at a discount under agreements dated July of 2021. All loans have been repaid in full as of June 30, 2022.

(c)	Several private investors, who were unaffiliated shareholders of the Company and accredited investors as provided under Regulation D Rule 501 promulgated under the Securities Act of 1933, provided financing under convertible debt agreements during the period June 2021 through September 2021 pursuant to subscription agreements. During the six months ended June 30, 2022, one investor agreed to convert $150,000 of debt principal at a reduced conversion rate of $2.00 per share under an induced conversion arrangement that included an explicit time limit of two dates at the reduced rate. The conversion resulted in the issuance of 75,000 shares of common stock and recognition of $101,000 in inducement expense.

The remaining $100,000 in principal relates to three individual convertible notes bearing interest at 10% per annum and having a maturity date of June 30, 2022. The promissory notes contain an automatic conversion feature, effectively converting all outstanding and unpaid principal on the maturity date at a conversion rate of $4.00 per share. Total accrued and unpaid interest on the convertible notes was $8,425 at June 30, 2022 and is included in accounts payable and accrued interest on the accompanying balance sheet (see Note 9).

(d)	Gene Salkind, who is a director of the Company, and an affiliate of Dr. Salkind executed 15% Senior Secured Convertible Promissory Notes in September 2019. The convertible promissory notes have the following terms, as amended:

•	The Salkind lenders may convert the notes at any time at a conversion rate of $4.00.

•	The Company may convert the notes at any time that the trailing thirty (30) day volume weighted average price per share (as more particularly described in the Notes) of the Company’s common stock is above $4.00 per share.

Upon conversion of the debt principal, the Company is to issue warrants to the debt holders for the purchase of common shares of the Company. The number of shares granted under the warrants is equivalent to 50% of the total shares issued under the debt principal converted. The warrants are immediately exercisable at a price of $4.00 per share through September 2029.

The notes contained customary events of default, which, if uncured, entitle the holders to accelerate payment of the principal and all accrued and unpaid interest under their notes.

During the six months ended June 30, 2022, the debt holders converted all the remaining $2,052,500 of outstanding debt in two separate conversion transactions at a mutually and board approved reduced conversion price of $1.50 and $1.25 per share which also resulted in additional warrants being issued due to 50% warrant coverage based on the total shares issued. A total of 1,776,333 restricted common shares and warrants to purchase 888,166 restricted common shares at an exercise price of $4.00 per share through September 2029 were issued in connection with these conversions. The Company determined that these transactions resulted in debt extinguishment accounting under Accounting Standards Codification 470-50, Debt Modifications and Extinguishments. As a result, the Company recorded a total loss on debt extinguishment for the six months ended June 30, 2022 of $855,296, which represented the excess of the debt reacquisition price over its carrying value at the time of the conversions. Accrued and unpaid interest on the Salkind convertible notes of $238,750 remains outstanding at June 30, 2022 and is included in accounts payable and accrued expenses on the accompanying balance sheet which can be converted at the original conversion rate of $4.

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Issued for Services

During the six months ended June 30, 2022, the Company issued 50,000 shares of common stock, at $1.69 to per share for $84,500 in exchange for services rendered. During the quarter ended June 30, 2021, the Company issued 10,000 shares of common stock, at $7.50 to $9.73 per share for $81,825 in exchange for services rendered.

Shares issued upon conversion of debt:

During the six months ended June 30, 2022, Dr. Gene Salkind, his wife, and a trust converted an aggregate of $2,562,500 of secured debt in exchange for 1,776,333 shares of common stock as well as warrants to purchase 888,166 shares of common stock at an exercise price of $4.00 per share through September 2029, see Note 5.

During the six months ended June 30, 2022, a lender also converted $150,000 of debt into 75,000 shares of common stock at an excise price of $2.00 per share. The Company recorded an inducement expense of $101,000, see Note 5.

NOTE 7 – STOCK OPTION PLANS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 5,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 10,000 shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 10,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 and shall be known as the 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 25,000 shares. In February 2015, the Board approved, subject to stockholder approval within one year, an increase in the number of shares under the 2009 Plan to 50,000 shares; however, stockholder approval was not obtained within the requisite one year and the anticipated increase in the 2009 Plan was canceled. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 25,000 shares (the “2016 Plan”) and approving moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019. the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 75,000 shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 150,000 shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 1,100,000 post-split shares. The 2005, 2009, 2016, 2018, 2019 and 2021 plans are collectively referred to as the “Plans.”

In March of 2022 Anne S. Provost was elected to the board of directors and was issued 25,000 options from the Company’s 2021 stock option plan with immediate vesting, with an exercise price of $4.57, and expiration of December 2031.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the three months and six months ended June 30, 2022, and June 30, 20201 are as follows:

	Six Months Ended June 30
	2022	2021
Expected volatility	79.95%	–
Expected dividend yield	–	–
Risk-free interest rate	2.14%	–
Expected life (in years)	10.00	–

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2022	1,135,909	$16.69	8.39	$–
Granted	25,000	$4.57	9.45	$–
Cancelled and expired	(1,001)	$145.00	–	$–

Outstanding, June 30, 2022	1,159,908	$16.46	7.94	$–

Options exercisable, June 30, 2022	1,158,806	$16.32	7.93	$–

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 was $0.98.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2022 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $1.43 closing price of the Company's common stock on June 30, 2022.

The Company’s results for the quarters ended June 30, 2022, and June 30, 2021, include employee share-based compensation expense totaling $509,338 and $555,892, respectively. Such amounts have been included in the Consolidated Statements of Operations within general and administrative expenses. The Company’s results for the six months ended June 30, 2022, and June 30, 2021, include employee share-based compensation expense totaling $543,754 and $572,731 respectively. Such amounts have been included in the Consolidated Statements of Operations within general and administrative expenses

As of June 30, 2022, the unamortized compensation cost related to unvested stock option awards is $29,250.

During the six months ended June 30, 2022, the Company issued 7,500 warrants to a consulting company and 888,166 were issued for the conversion of secured convertible notes to a related party (see Note 5) for a total issuance of 895,666.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and six months ended June 30, 2022, and 2021 are as follows:

	Six Months Ended June 30
	2022	2021
Expected volatility	167.32 – 191.56%	144.81%
Expected dividend yield	–	–
Risk-free interest rate	1.62 – 3.27%	0.81%
Expected life (in years)	4-5	5

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2022	3,800,202	$15.19	4.68	$–
Granted	895,666	$3.99	9.12	$–
Expired	(19,568)	$22.73	–	$–
Outstanding, June 30, 2022	4,676,300	$13.02	5.14	$–
Warrants exercisable, June 30, 2022	4,676,300	$13.02	5.14	$–

The weighted-average grant-date fair value of warrants granted during the six months ended June 30, 2022, and 2021 was $1.31 and $6.33, respectively.

NOTE 8 – LITIGATION

In a Current Report on Form 8-K filed by the Company on March 23, 2022, the Company reported the termination of the Employment Agreement of Donald (Trey) Barrett III as Chief Operations and Strategy Officer. On April 12, 2022, Mr. Barrett commenced an arbitration against the Company before the American Arbitration Association alleging among other things that the Company terminated Mr. Barrett without cause in breach of the Employment Agreement. On August 12, 2022 the Company and Mr. Barrett reached a settlement in which, among other things, the Company and Mr. Barrett mutually deemed that the termination was not for-cause, the Company agreed to pay Mr. Barrett a sum which is not material to the business or financial condition of the Company, and Mr. Barrett’s non-competition restrictive covenant was canceled. The Company has recorded the liability in full settlement of the claim which is included in the accounts payable and accrued expenses.

NOTE 9 – SUBSEQUENT EVENTS

On July 20, 2022, the Company received $150,000 from the sale of the Company’s common stock by issuing 120,000 shares at $1.25 per share.

On August 10, 2022, the Company received $275,000 from the sale of the Company’s common stock by issuing 220,000 shares at $1.25 per share.

On July 1, 2022, the Company issued 27,107 shares of common stock for three convertible promissory notes totaling $100,000 plus accrued interest of $8,425 at a conversion rate of $4.00 per share (see Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company.

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K/A for its fiscal year ended December 31, 2021 which includes our audited financial statements for the year ended December 31, 2021 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K/A and other Company filings with the Securities and Exchange Commission ("SEC").

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of June 30, 2022, and 2021 and for the six months ended June 30, 2022, and June 30, 2021 includes the accounts of Mobiquity Technologies, Inc. (the “Company”) and its wholly owned subsidiaries.

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

The following discussion and analysis of the consolidated results of operations and financial condition of the Company for the three months and six months ended June 30, 2022, and 2021, respectively, and should be read in conjunction with our consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses, are carried at historical cost. At June 30, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Allowance for doubtful accounts was $820,990 at June 30, 2022 and December 31, 2021.

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

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2022, and 2021, respectively, contained a significant financing component.

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

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value of stock-based compensation, the Company considers the following assumptions in the Black-Scholes model:

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

Plan of Operation

Mobiquity intends to hire several new sales and sales support individuals to help generate additional revenue using the Advangelists platform and the Mobiquity Networks MobiExchange. Mobiquity’s sales team will focus on Advertising Agencies, Brands, and publishers to help increase both supply and demand across the Advangelists platform while providing unique data segments utilizing MobiExchange. Together the Advangelists platform and MobiExchange platform creates multiple revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s, Publishers, and Brands. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model in which the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, where the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. Additional revenue can be generated by offering data segments and digital audiences through MobiExchange for use in omnichannel marketing programs that include but not limited to programmatic advertising email marketing and SMS. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists and Mobiquity Networks.

Results of Operations

Quarter Ended June 30, 2022, versus Quarter Ended June 30, 2021

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	June 30, 2022	June 30, 2021
Revenues	$1,920,954	$702,434
Cost of Revenues	673,769	811,519
Gross Profit (Loss)	1,247,185	(109,085)
General and Administrative Expenses	2,255,965	2,047,428
Loss from operations	(1,008,780)	(2,156,513)

We generated revenues of $1,920,954 in the second quarter of 2022 as compared to $702,434 in the same period for 2021, a change in revenues of $1,218,520. The nationwide economic shutdown due to COVID-19 during the past twenty-four months severely reduced operations during that period and we are now seeing a turnaround starting in the second quarter of 2022 with a decreasing impact from COVID-19. Over the last six months we have developed several new features which we believe will help grow our revenue moving forward. Further we are anticipating revenues to continue to grow each quarter through the balance of 2022.

Cost of revenues was $673,769 or 35.1% of revenues in the second quarter of 2022 as compared to $811,519 or 115.5% of revenues in the same fiscal period of fiscal 2021. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Profit (Loss) was $1,247,185 or 64.9% of revenues for the second quarter of 2022 as compared to $(109,085) in the same fiscal period of 2021 or 15.5% of revenues. When the country begins a recovery from COVID-19 and the economy begins to turn around we anticipate revenues and profits to increase.

General and administrative expenses were $2,255,965 for the second quarter of fiscal 2022 compared to $2,047,428 in the comparable period of the prior year, an increase of $208,537. Increased operating costs primarily included cash expense for salaries of $75,904, commissions of $132,530 and professional fees paid in stock valued at $84,500.

The net loss from operations for the second quarter of fiscal 2022 was $1,008,780 as compared to $2,156,513 for the comparable period of the prior year. While our loss from operations decreased by approximately $1,100,000 due to improved revenues over the comparable second quarter of 2021, the continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business and while the country emerges from the COVID-19 pandemic.

Our ability to be profitable in the future is dependent upon the successful introduction and usage of our data collection and analysis including Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research services.

Six Months Ended June 30, 2022, versus Six Months Ended June 30, 2021

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Six Months Ended
	June 30, 2022	June 30, 2021
Revenues	$2,463,123	$1,224,307
Cost of Revenues	979,896	1,748,799
Gross Profit (Loss)	1,483,227	(524,492)
General and Administrative Expenses	4,784,554	3,631,822
Loss from operations	(3,301,327)	(4,156,314)

We generated revenues of $2,463,123 in the first six months of 2022 as compared to $1,224,307 in the same period for 2021, a change in revenues of $1,238,816. The nationwide economic impact of COVID-19 during the past twenty-four months severely reduced operations and we are now seeing a turnaround starting in the second quarter of 2022 with a decreasing impact from COVID-19. Over the last six months, we have developed several new features which we believe will help grow our revenue moving forward. Further, we are anticipating revenues to continue to grow each quarter through the balance of 2022.

Over the last six months the Company has developed several new features which we believe will help grow our revenue moving forward.

Cost of revenues was $979,896 or 39.8% of revenues in the first six months of 2022 as compared to $1,748,799 or 142.8% of revenues in the same fiscal period of fiscal 2021. Cost of revenues include web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross Profit (Loss) was $1,483,227 or 60.2% of revenues for the first six months of 2022 as compared to $(524,492) in the same fiscal period of 2021 or 42.8% of revenues. Our improved gross profit is directly related to our improved revenues.

General and administrative expenses were $4,784,554 for the first six months of fiscal 2022 compared to $3,631,822 in the comparable period of the prior year, an increase of $1,152,732. Increased operating costs primarily included cash expense for professional fees of $603,811, salaries of $174,083, computer support of $638,193, non-cash operating costs include professional fees paid in stock valued at $84,500.

The net loss from operations for the first six months of fiscal 2022 was $3,301,327 as compared to $4,156,314 for the comparable period of the prior year. While our loss from operations decreased by approximately $855,000 due to improved revenues over the comparable six months of 2021 the continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business and while the country emerges from the COVID-19 pandemic.

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

The Company had cash and cash equivalents of $2,165,977 at June 30, 2022. Cash used in operating activities for the six months ended June 30, 2022, was $3,054,760. This resulted primarily from a net loss of $4,011,521 offset by stock-based compensation of $543,754, amortization of $300,367, common stock issued for services of $84,500, increase in accounts receivable of $214,480 and $318,919 decrease in accounts payable and accrued expenses. Non-cash gain on settlement of liability $389,495 and debt conversion of $855,296 and an inducement expense of $101,000. Cash used in investing activities results from the purchase of property and equipment of $8,004. Cash flow used in financing activities of $156,504 resulted from cash paid on loans.

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

Bridge Financing

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

Public Financing

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

Debt Financing

We have the following debt financing in place through June 30, 2022:

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

On June 28, 2022, Dr. Salkind and his wife converted their secured principal debt in the amount of $510,000 at a conversion price of $1.25 per share. A total of 408,000 restricted common shares were issued and per his loan agreement, the Company issued warrants to purchase 204,000 additional restricted common shares at an exercise price of $4.00 per share through September 2029. No commissions were paid in connection with this transaction which is exempt under Section 3 (a) (9) of the Securities Act of 1934, as amended. Reference is made to “note 4” which describes other debt and receivable financing, which is incorporated herein by reference.

Three of the unsecured convertible promissory outstanding notes automatically convert on June 30, 2022, at $4.00 per common share, the note holders may request Management for a more favorable conversion price.

In June 2020, the Company received a $150,000 Economic Injury Disaster Loan from the SBA which carries a 30-year term, payable in monthly installments of principal plus interest at the annual rate of 3.75% maturity date is July of 2050. This loan is secured by all the assets of the Company. Payments are deferred for the first two years, and payments of principal and interest are made over the remaining loan term.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of June 30, 2022, the Company’s disclosure controls are not effective, including the following:

•	The Company lacks segregation of duties similar to other companies our size; and

•	Given our restatement of the year ended December 31, 2021, financial statements, we lacked the necessary controls over financial reporting. We are in the process of hiring additional staff both internally and externally to the Finance department with sufficient GAAP and public company financial reporting experience

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

There were no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations. See Note 9 in the footnotes to the consolidated financial statements herein for description of legal proceedings.

ITEM 1A. RISK FACTORS

Incorporated by reference are the risk factors contained in our Form 10-K/A for the fiscal year ended December 31, 2021.

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2022, through June 30, 2022, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – June 2022	Common Stock	50,000 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – March 2022	Common Stock	1,443,333 shares 684,166 warrants	Note conversion of $2,502,500 of Secured debt and $150,000 of unsecured debt	Section 3(a)(9)	Secured debt converted at $1.50 per share and unsecured debt converted at $2.00 per share (1)

April – June 2022	Common Stock	408,000 shares and 204,000 warrants	Note conversion of $510,000	Section 3(a)(9)	Secured debt converted at $1.25 per share (2)

___________________

(1)	The secured investor converted $2,502,500 of principal into 1,368,333 common shares and warrants to purchase 684,166 shares of common stock at an exercise price of $4.00 per share through September 2029.
(2)	The secured investor converted $510,000 of principal into 408,000 common shares and warrants to purchase 204,000 shares of common stock at an exercise price of $4.00 per share through September 2029.

In the six months ended June 30, 2022 and 2021, there were no repurchases by the Company of its Common Stock.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: August 18, 2022	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: August 18, 2022	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

