Form 10-K/A
period 2021-12-31
Mobiquity Technologies, Inc.
filed 2022-12-01
CIK 1084267

Table of Contents

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

i

ii

EXPLANATORY NOTE

Mobiquity Technologies, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2022 (the “Original Form 10-K”). Amendment No. 1 on Form 10-K ("Amendment No. 1" or "Form 10-K/A No. 1") was filed May 23, 2022 to restate the Company’s previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021, contained in the Original Form 10-K, and to amend the Company’s conclusions and disclosures included in Item 9A Controls and Procedures of the Original Form 10-K related to disclosure controls and procedures and internal control over financial reporting. This Amendment No. 2 on Form 10-K (“Amendment No. 2” or “Form 10-K/A No. 2”) is being filed to amend previously restated and issued consolidated financial statements and financial information as of and for the fiscal years ended December 31, 2021 and 2020, contained in the Amendment No. 1, and to restate previously issued consolidated financial statements and financial information for quarterly periods within fiscal 2020 and 2021.

Background of Restatement

Subsequent to the filing of the Amendment No. 1, management identified certain accounting errors primarily relating to the accounting for the sale of capital stock of the Company for cash, conversions of debt to equity, exercises of common stock warrants, and vesting of stock-based compensation expense in connection with the issuance of common stock warrants to employees. In connection with this restatement, management has also elected to reclassify certain presentations within the consolidated balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flows to better reflect the nature of the transactions.

Finally, certain grammatical and technical corrections were made. These changes did not affect the restated balances herein.

On November 28, 2022, the audit committee of the Company's board of directors concluded, after discussion with the Company’s management, that the previously issued and amended financial statements as of and for the years ended December 31, 2021 and 2020 should no longer be relied upon due to these errors and require restatement. This Amendment No. 2 reflects the changes discussed above as of and for the years ended December 31, 2021 and 2020, restates the Company’s consolidated financial statements for these periods, with expanded financial and other disclosures in lieu of filing separate amended Annual Report on Form 10-K/A for the year ended December 31, 2020, and Quarterly Reports on Form 10-Q/A for each of the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the amended filings described above.

As discussed in further detail below and in Note 3 to the accompanying consolidated financial statements, the restatements of the prior filings are the result of the following summarized transactions:

1.	During 2020 and 2021, certain holders of the Company’s convertible debt converted debt principal into shares of common stock, or the Company sold shares of its stock for cash. For certain of these transactions, the Company recorded a “loss on sale of stock" representing the difference in the per share sale or conversion price of the stock and the per share market value of the stock at the date of the transactions. For these types of transactions, the Company should not have recorded any gain or loss for the difference in the per share issuance price and market value. The converted or sold value should be netted against the debt amount settled at original conversion terms, or cash received, with the offset recorded to additional paid-in capital.

2.	During Q2 2019, the Company granted a total of 23 million (57,500 post 1-for-400 reverse stock split) warrant shares to three employees which vested over a graded two-year period. The Company had been expensing, upon each graded vesting date, the fair value of the vested options as opposed to recognizing the expense straight-line over the entire vesting period for each vesting tranche. Further, the option was being expensed over a three-year period, erroneously, as opposed to the contractual graded two-year vesting term. This resulted in significant differences in the timing of stock-based compensation recognition on an annual and quarterly basis.

iii

3.	The Company had warrants outstanding at December 31, 2019 that were issued in conjunction with its AAA Preferred Stock (the "AAA warrants”) that were sold for cash. In early 2020, the warrant holders exercised 11,755,200 (29,388 post 1-for-400 reverse stock split) warrant shares. The Company proceeded to record "warrant expense" for the fair value of the warrants on the date they were exercised. Per generally accepted accounting principles, the accounting for such warrants should be done as of their grant date, not their exercise date. When warrants are exercised for cash under the original terms of the warrant agreement, assuming they are classified as equity when issued, the Company should record common stock and additional paid-in capital only for the amount of proceeds received. In addition to the AAA warrants, certain warrants were exercised by two non-affiliated individuals. The Company subsequently issued additional common shares to the non-affiliated individuals under the warrant exercises based on a lower strike price, resulting in additional shares issued to the warrant holders. Any value associated with the modification of the warrant terms would be considered a deemed dividend and reflected within stockholders’ equity and not to other expense.

4.	During 2021, several debt holders received shares of common stock or an “equity kicker” in connection with the issuance of short-term promissory notes. The estimated value of the shares issued was reflected on the consolidated statements of operations as “loss on sale of stock". This should be presented as interest expense since the shares were issued with short-term promissory notes.

Items Amended in this Amendment

This Amendment No. 2 sets forth the Amendment No. 1, as modified and superseded where necessary to reflect the restatement considerations. Accordingly, the following items included in the Amendment No. 1 have been amended:

• Part I, Item 1A, Risk Factors

• Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Part II, Item 8, Financial Statements and Supplementary Data

• Part IV, Item 15, Exhibits and Financial Statement Schedules

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 2 currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment No. 2 does not amend, update or change any other disclosures in the Original Form 10-K or Amendment No. 1. In addition, the information contained in this Amendment No. 2 does not reflect events occurring after the Original Form 10-K or Amendment No. 1 and does not modify or update the disclosures therein, except to reflect the effects of the restatement. This Amendment No. 2 should be read in conjunction with the Company’s other filings with the SEC.

iv

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

Item 1A. Risk Factors

An investment in our securities is highly speculative, involves a high degree of risk and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this Amendment No. 2 on Form 10-K, including our financial statements and the related notes, before you decide to buy our securities. If any of the following risks actually occurs, then our business, financial condition or results of operations could be materially adversely affected, the trading of our common stock and warrants could decline, and you may lose all or part of your investment therein. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

In this Amendment No. 2, we reached a determination to restate our previously issued December 31, 2021 consolidated financial statements and related disclosures as filed on Form 10-K/A and quarterly periods within fiscal years 2021 and 2020 as filed on Form 10-Q. The restatement primarily related to the following:

•	The recording of expense for common stock and warrants issued in an equity financings. The warrants were a direct offering cost and should have been recorded as a reduction in additional paid-in capital,
•	The recording of the sale of warrants for cash that should have increased additional paid-in capital and not other income,
•	The recording of a mark to market adjustment for stock sold to a third party. The Company recognized a gain as a part of other income and a decrease to additional paid-in capital, this entry was made in error as the Company was not a holder of an investment of its own stock, and
•	Various reclassifications throughout our balance sheets, statements of operations, stockholders’ equity and cash flows to better reflect the nature or classification of each transaction.

The restatement of the consolidated financial statements does not affect the Company’s previously reported total assets, total liabilities or revenues. Additionally, there are no compliance matters with any lender or other third parties as a result of the restatement.

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

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2021, and 2020, we reported net losses of $18,333,383and $11,745,835 (as restated), respectively, and net cash used in operating activities of $6,717,324 and $3,286,764 (as restated), respectively. As of December 31, 2021, we had an aggregate accumulated deficit of $202,444,894. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the foreseeable future. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern, and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2021, and 2020.

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

Results of Operations

Year Ended December 31, 2021, versus Year Ended December 31, 2020

The following table sets forth certain selected consolidated statement of operations data for the years indicated in dollars. In addition, we note that the year-to-year comparison may not be indicative of future performance.

	Year Ended (As Restated)
	December 31, 2021	December 31, 2020
Revenue	$2,672,615	$6,184,010
Cost of Revenues	1,954,383	4,360,645
Gross Profit	718,232	1,823,365
Operating Expenses	13,607,759	8,850,929
Loss from operations	(12,889,527)	(7,027,564)

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

Restated operating expenses were $13,607,759 for 2021 compared to $8,850,929 in the comparable period of the prior year, an increase of $4,756,830. Increased operating costs include cash and non-cash expenses for professional fees of $1,141,848, non-cash operating costs also include stock and share-based compensation of $4,635,224, and amortization of debt discount and issue costs of $780,081.

The restated net loss from operations for 2021 was $12,889,527 as compared to $7,027,564 for the comparable period of the prior year, an increase of $5,861,963. The loss from operations primarily includes stock-based compensation of $4,635,224, stock issued for services of $1,158,025, bad debt expense of $434,390, amortization of intangible assets of $800,735, and amortization of debt discount/issue costs of $780,081. The continuing operating loss is attributable to the focused effort in creating the infrastructure required to move forward with our Mobiquity and Advangelists network business.

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

Liquidity and Capital Resources

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2021, and 2020

We had cash and cash equivalents of $5,385,245 at December 31, 2021. Restated cash used in operating activities for the year ended December 31, 2021, was $6,717,324. This resulted from a restated net loss of $18,333,383, partially offset by non-cash expenses, including depreciation and amortization of $808,300, stock-based compensation of $4,635,224, stock issued for service of $1,158,025, and impairment expense of $3,600,000.

For the year ended December 31, 2021, cash used in investing activities was $6,472 related to the purchase of property and equipment.

Restated cash provided by financing activities of $11,506,860 was the result of issuance of notes totaling $4,143,000 and repayments of notes totaling $2,840,337, as well as stock and warrants issued for cash net of direct offering costs of $10,204,197.

We had cash and cash equivalents of $602,182 at December 31, 2020. Cash used in operating activities for the year ended December 31, 2020 was $3,286,764 (as restated). This primarily resulted from a net loss of $11,745,835 (as restated), partially offset by non-cash expenses, including depreciation and amortization of $1,807,007, stock-based compensation of $993,512 (as restated), and impairment expense of $4,000,000. Cash provided by financing activities of $2,655,481 (as restated) was the result of issuance of notes payable and common stock, net, offset by cash payments on notes outstanding.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor from 2018 to 2022

Lakewood, CO

March 29, 2022, except for the effects of the restatement disclosed in Note 3, as to which the date is November 28, 2022

Mobiquity Technologies, Inc.

Consolidated Balance Sheets

(As Restated)

	December 31, 2021 (Restated)	December 31, 2020 (Restated)

Assets
Current Assets
Cash	$5,385,245	$602,182
Accounts receivable, net	388,112	1,698,719
Prepaid expenses and other current assets	11,700	46,396
Total Current Assets	5,785,057	2,347,297

Property and equipment (net of accumulated depreciation of $20,200 and $12,635, respectively)	20,335	21,428
Goodwill	1,352,865	1,352,865
Intangible assets (net of accumulated amortization of $4,156,657 and $3,355,922, respectively)	1,247,019	5,647,754

Other assets
Security deposits	–	9,000
Investment in corporate stock	–	91

Total Assets	$8,405,276	$9,378,435

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,367,600	$3,140,467
Notes payable	656,504	901,283
Total Current Liabilities	3,024,104	4,041,750

Long term portion convertible notes, net	2,462,500	2,450,000

Total Liabilities	5,486,604	6,491,750

Stockholders' Deficit
AAA Preferred stock; 4,930,000 and 5,000,000 authorized; $0.0001 par value 31,413 and 56,413 shares issued and outstanding at December 31, 2021 and December 31, 2020	493,869	868,869
Preferred stock Series C; $.0001 par value; 1,500 shares authorized 0 and 1,500 shares issued and outstanding at December 31, 2021 and December 31, 2020	–	15,000
Preferred stock Series E; 70,000 authorized; $80 par value 61,688 and 61,688 shares issued and outstanding at December 31, 2021 and December 31, 2020	4,935,040	4,935,040
Common stock: 100,000,000 authorized; $0.0001 par value 6,460,751 and 2,803,685 shares issued and outstanding at December 31, 2021 and December 31, 2020	652	282
Treasury stock $0.0001 par value 37,500 and 37,500 shares outstanding at December 31, 2021 and December 31, 2020	(1,350,000)	(1,350,000)
Additional paid in capital	201,284,007	182,529,005
Accumulated deficit	(202,444,894)	(184,111,511)
Total Stockholders' Equity	2,918,672	2,886,685
Total Liabilities and Stockholders' Equity	$8,405,276	$9,378,435

See notes to consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Operations of Comprehensive Loss

(As Restated)

	Year Ended
	December 31,
	2021	2020
	Restated	Restated

Revenue	$2,672,615	$6,184,010

Cost of Revenues	1,954,383	4,360,645

Gross Profit	718,232	1,823,365

General and administrative expenses	13,607,759	8,850,929

Loss from operations	(12,889,527)	(7,027,564)

Other Income (Expenses)
Impairment expense	(3,600,000)	(4,000,000)
Interest Expense	(1,417,268)	(715,262)
Amortization of debt discount/issue costs	(692,430)	–
Forgiveness of SBA – PPP loan	265,842	–
Unrealized gain (loss) on investments	–	(3,009)
Total Other Income (Expense)	(5,443,856)	(4,718,271)

Net Loss	$(18,333,383)	$(11,745,835)

Net Loss Per Common Share:
Basic and Diluted	$(5.47)	$(4.63)

Weighted Average Common Shares Outstanding, basic and diluted	3,351,335	2,537,811

See notes to consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statement of Stockholders' Equity

(As Restated)

	Series AAA Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital
December 31, 2020 (as restated)	56,413	$868,869	1,500	$15,000	61,688	$4,935,040	2,803,685	$282	$182,529,005
Stock issued for services	–	–	–	–	–	–	265,000	25	1,158,001
Stock issued for cash and warrants - net of offering costs of $974,000 (as restated)	–	–	–	–	–	–	2,631,764	264	10,203,933
Stock based compensation (as restated)	–	–	–	–	–	–	–	–	4,635,224
Conversion of convertible debt to common stock	–	–	–	–	–	–	236,768	24	1,347,134
Stock issued with debt recorded as a debt discount	–	–	–	–	–	–	92,900	14	700,567
Warrants issued for interest expense (as restated)	–	–	–	–	–	–	–	–	320,188
Exercise of warrants for common stock (as restated)	–	–	–	–	–	–	49,384	4	(4)
Conversion of Series AAA, preferred stock	(25,000)	(375,000)	–	–	–	–	6,250	1	374,999
Conversion of Series C, preferred stock	–	–	(1,500)	(15,000)	–	–	375,000	38	14,962
Net loss (as restated)	–	–	–	–	–	–	–	–	–
December 31, 2021 (as restated)	31,413	$493,869	–	$–	61,688	$4,935,040	6,460,751	$652	$201,284,007

	Mezzanine		Series C Preferred Stock		Series E Preferred Stock				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital
Balance, at January 1, 2020 (as restated)	46,413	$714,869	1,500	$15,000	65,625	$52,50,000	2,335,792	$234	$178,656,678
Common stock issued for services	–	–	–	–	–	–	38,125	3	547,448
Common stock issued for note conversion	–	–	–	–	–	–	1,919	–	30,794
Common stock issued for cash	–	–	–	–	–	–	340,786	40	1,477,000
Preferred stock series E	10,000	154,000	–	–	(3,937)	(314,960)	9,843	1	160,959
Warrant conversions	–	–	–	–	–	–	77,220	4	662,754
Stock based compensation	–	–	–	–	–	–	–	–	993,512
Net Loss	–	–	–	–	–	–	–	–	–
Balance, at December 31, 2020 (as restated)	56,413	$868,869	1,500	$15,000	61,688	$49,35,040	2,803,685	$282	$182,529,005

				Total
	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Deficit
December 31, 2020 (as restated)	37,500	$(1,350,000)	$(184,111,511)	2,886,685
Stock issued for services	–	–	–	1,158,026
Stock issued for cash and warrants - net of offering costs of $974,000 (as restated)	–	–	–	10,204,197
Stock based compensation (as restated)	–	–	–	4,635,224
Conversion of debt	–	–	–	2,004,432
Stock issued with debt recorded as a debt discount	–	–	–	700,581
Warrants issued for interest expense (as restated)	–	–	–	320,188
Exercise of warrants for common stock (as restated)	–	–	–	–
Conversion of Series AAA, preferred stock	–	–	–	–
Conversion of Series C, preferred stock	–	–	–	–
Net loss (as restated)	–	–	(18,333,383)	(18,333,383)
December 31, 2021 (as restated)	37,500	$(1,350,000)	$(202,444,894)	2,918,672

	Treasury Shares		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance, at January 1, 2020 (as restated)	37,500	(1,350,000)	$(172,365,676)	$10,921,105
Common stock issued for services	–	–	–	547,451
Common stock issued for note conversion	–	–	–	30,794
Common stock issued for cash	–	–	–	1,477,000
Preferred stock series E	–	–	–	–
Warrant conversions	–	–	–	662,758
Stock based compensation	–	–	–	993,512
Net Loss	–	–	(11,745,835)	(11,745,835)
Balance, at December 31, 2020 (as restated)	37,500	$(1,350,000)	$(184,111,511)	$2,886,685

See notes to consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Cash Flows

(As Restated)

	Year Ended December 31,
	2021	2020
	(As Restated)	(As Restated)
Operating activities
Net loss	$(18,333,383)	$(11,745,835)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expense	434,390	306,000
Depreciation	7,565	6,271
Amortization of intangibles	800,735	1,800,736
Amortization of debt discount/issue costs	780,081	–
Recognition of share based compensation	4,635,224	993,512
Stock issued for services	1,158,026	547,451
Warrants issued for interest expense	320,188	–
Impairment of intangibles	3,600,000	4,000,000
Gain on forgiveness of PPP loan	(265,842)	–
Change in fair value of marketable securities	–	3,009
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	876,217	1,606,659
Prepaids and other	43,788	(26,196)
Increase (decrease) in
Accounts payable and accrued expenses	(774,311)	(778,371)
Net cash used in operating activities	(6,717,324)	(3,286,764)

Investing activities
Purchase of property and equipment	(6,472)	(6,599)
Net cash used in investing activities	(6,472)	(6,599)

Financing activities
Proceeds from issuance of notes payable - net	4,143,000	1,005,842
Repayments on notes payable	(2,840,337)	(490,115)
Proceeds from exercise of common stock warrants	–	662,754
Proceeds from stock and warrants issued for cash - net of offering costs	10,204,197	1,477,000
Net cash provided by financing activities	11,506,860	2,655,481

Net increase (decrease) in cash	4,783,063	(637,882)

Cash - beginning of year	602,182	1,240,064

Cash - end of year	$5,385,245	$602,182

Supplemental disclosure of cash flow information
Cash paid for interest	$424,616	$442,326
Cash paid for income tax	$2,065	$7,272

Supplemental disclosure of non-cash investing and financing activities
Conversion of Series AAA preferred stock to common stock	$375,000	$–
Conversion of Series C preferred stock into common stock	$15,000	$–
Conversion of Series E preferred stock into common stock	$–	$314,960
Exercise of warrants for common stock	$4	$–
Conversion of convertible debt into common stock	$2,004,432	$30,694

See notes to consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of management to raise additional equity capital through private and public offerings of its common stock, and the attainment of profitable operations. As of December 31, 2021, and 2020, the Company had an accumulated deficit (as restated) of $202,444,894 and $184,111,511, respectively. The Company incurred net losses of $18,333,383 and $11,745,835 for the years ended December 31, 2021 and 2020, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. We may continue to incur operating and net losses in future periods. These losses may increase, and we may never achieve profitability for a variety of reasons, including increased competition, decreased growth in the unified advertising industry and other factors described elsewhere in this “Risk Factors” section. If we cannot achieve sustained profitability, our stockholders may lose all or a portion of their investment in our company.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

NOTE 3: RESTATEMENT

The Company concluded it should restate its previously issued financial statements by amending its Amendment No. 1 to its Annual Report on Form 10-K, filed with the SEC on May 23, 2022.

The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable.

The restatements of the prior filings are the result of the following summarized transactions:

During 2020 and 2021, certain holders of the Company’s convertible debt converted debt principal into shares of common stock, or the Company sold shares of its stock for cash. For certain of these transactions, the Company recorded a “loss on sale of stock" and increased additional paid-in capital representing the difference in the per share sale or conversion price of the stock and the per share market value of the stock at the date of the transactions. For these types of transactions, the Company should not have recorded any gain or loss for the difference in the per share issuance price and market value. The converted or sold value should be netted against the debt amount settled at original conversion terms, or cash received, with the offset recorded to additional paid-in capital. The restatement resulted in a reduction of net loss and additional paid-in capital.

During Q2 2019, the Company granted a total of 23 million (57,500 post a 1-for-400 reverse stock split) warrant shares to three individuals which vest over a graded two-year period. The Company had been expensing, upon each graded vesting date, the fair value of the vested options as opposed to recognizing the expense straight-line over the entire vesting period for each vesting tranche. Further, the option was being expensed over a three-year vesting period, erroneously, as opposed to the contractual graded two-year vesting period. This resulted in significant differences in the timing of stock-based compensation recognition on an annual and quarterly basis.

The Company had warrants outstanding at December 31, 2019 that were issued in conjunction with its AAA Preferred Stock (the "AAA warrants”). In early 2020, the warrant holders exercised 11,755,200 (29,388 post a 1-for-400 reverse stock split) warrant shares. The Company proceeded to record "warrant expense" for the fair value of the warrants on the date they were exercised. Per generally accepted accounting principles, the accounting for such warrants should be done as of their grant date, not their exercise date. When warrants are exercised for cash under the original terms of the warrant agreement, assuming they are classified as equity when issued, the Company should record common stock and additional paid-in capital only for the amount of proceeds received. In addition to the AAA warrants, certain warrants were exercised by two non-affiliated individuals. The Company subsequently issued additional common shares to the non-affiliated individuals under the warrant exercises based on a lower strike price, resulting in additional shares issued to the warrant holders. Any value associated with the modification of the warrant terms would be considered a deemed dividend and reflected within stockholders’ equity and not to other expense.

During 2021, several debt holders received shares of common stock or an “equity kicker” in connection with the issuance of short-term promissory notes. The estimated value of the shares issued was reflected on the consolidated statements of operations as “loss on sale of stock". This should be presented as interest expense since the shares were issued with short-term promissory notes.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

Impact of the Restatement – December 31, 2020

	As of December 31, 2020
Balance Sheet Data	As Previously Reported	Adjustment	As Restated
Additional paid in capital	$184,586,420	$(2,057,415)	$182,529,005
Accumulated deficit	$(186,168,926)	$2,057,415	$(184,111,511)
Total Stockholders' Equity	$2,886,685	$–	$2,886,685

	Year Ended December 31, 2020
Statement of Operations Data	As Previously Reported	Adjustment	As Restated
General and administrative	$9,204,465	$(353,536)	$8,850,929
Total operating expenses	$9,204,465	$(353,536)	$8,850,929
Loss from operations	$(7,381,100)	$353,536	$(7,027,564)
Proceeds from sale of warrants	$662,758	$(662,758)	$–
Warrant income (expense)	$(598,894)	$598,894	$–
Loss on sale of company stock	$(2,996,897)	$2,996,897	$–
Unrealized gain (loss) on investments	$–	$(3,009)	$(3,009)
Total other income (expense) - net	$(7,648,295)	$2,930,024	$(4,718,271)
Net loss	$(15,032,404)	$3,286,569	$(11,745,835)
Net loss per share - basic and diluted	$(5.92)		$(4.63)

	Year Ended December 31, 2020
Cash Flow Data	As Previously Reported	Adjustment	As Restated
Net loss	$(15,032,404)	$3,286,569	$(11,745,835)
Stock-based compensation	$1,347,048	$(353,536)	$993,512
Warrant expense	$1,472,368	$(1,472,368)	$–
Loss on conversion of debt to common stock	$30,694	$(30,694)	$–
Accounts payable and accrued expenses	$(778,375)	$4	$(778,371)
Net cash used in operating activities	$(4,716,739)	$1,429,975	$(3,286,764)
Proceeds from exercise of warrants	$–	$662,754	$662,754
Repayments on notes payable	$(520,809)	$30,694	$(490,115)
Common stock issued for cash, net	$3,600,423	$(2,123,423)	$1,477,000
Net cash provided by financing activities	$4,085,456	$(1,429,975)	$2,655,481
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for conversion of convertible notes	$–	$30,694	$30,694
Conversion of Series E preferred stock to shares of common stock	$–	$314,960	$314,960

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

Impact of the Restatement – December 31, 2021

	As of December 31, 2021
Balance Sheet Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Additional paid in capital	$204,373,816	$(3,089,809)	$201,284,007
Accumulated deficit	$(205,534,703)	$3,089,809	$(202,444,894)
Total Stockholders' Equity (Deficit)	$2,918,672	$–	$2,918,672

	Year Ended December 31, 2021
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$13,982,877	$(375,118)	$13,607,759
Loss from operations	$(13,264,645)	$375,118	$(12,889,527)
Loss on debt extinguishment	$(657,276)	$657,276	$–
Total other income (expense) - net	$(6,101,132)	$657,276	$(5,443,856)
Net loss	$(19,365,777)	$1,032,394	$(18,333,383)
Net loss per share - basic and diluted	$(5.78)		$(5.47)

	Year Ended December 31, 2021
Cash Flow Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Net loss	$(19,365,777)	$1,032,394	$(18,333,383)
Stock-based compensation	$5,010,342	$(375,118)	$4,635,224
Loss on conversion of debt to common stock	$655,832	$(655,832)	$–
Net cash used in operating activities	$(6,717,324)	$–	$(6,717,324)
Net cash provided by investing activities	$(6,472)	$–	$(6,472)
Net cash provided by financing activities	$11,506,860	$–	$11,506,860

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

Impact of the Restatement - Quarterly Interim Periods (Unaudited)

	As of March 31, 2020
Balance Sheet Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Additional paid in capital	$178,560,444	$1,604,482	$180,164,926
Accumulated deficit	$(173,572,315)	$(1,604,482)	$(175,176,797)
Total Stockholders' Equity	$9,303,275	$–	$9,303,275

	As of June 30, 2020
Balance Sheet Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Additional paid in capital	$180,625,860	$(68,575)	$180,557,285
Accumulated deficit	$(178,155,775)	$68,575	$(178,087,200)
Total Stockholders' Equity	$6,939,234	$–	$6,939,234

	As of September 30, 2020
Balance Sheet Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Additional paid in capital	$184,231,046	$(2,101,143)	$182,129,903
Accumulated deficit	$(182,116,945)	$2,101,143	$(180,015,802)
Total Stockholders' Equity	$6,583,288	$–	$6,583,288

	As of March 31, 2021
Balance Sheet Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Additional paid in capital	$185,234,064	$1,932,033	$183,302,031
Accumulated deficit	$(188,398,702)	$(1,932,033)	$(186,466,669)
Total Stockholders' Equity	$1,304,563	$–	$1,304,563

	As of June 30, 2021
Balance Sheet Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Additional paid in capital	$187,117,663	$(2,652,133)	$184,465,530
Accumulated deficit	$(190,992,325)	$2,652,133	$(188,340,192)
Total Stockholders' Equity	$594,559	$–	$594,559

	As of September 30, 2021
Balance Sheet Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Additional paid in capital	$189,498,056	$(3,088,538)	$186,409,518
Accumulated deficit	$(194,904,072)	$3,088,538	$(191,815,534)
Total Stockholders' Equity (Deficit)	$(951,735)	$–	$(951,735)

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

	Three Months Ended March 31, 2020
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Selling, general and administrative	$1,485,080	$(80,750)	$1,404,330
Stock-based compensation	$–	$490,468	$490,468
Total operating expenses	$2,381,928	$409,718	$2,791,646
Loss from operations	$(2,225,740)	$(409,718)	$(2,635,458)
Loss on sale of company stock	$(34,390)	$34,390	$–
Unrealized gain (loss) on investments	$–	$(3,038)	$(3,038)
Total other income (expense) - net	$(207,015)	$31,352	$(175,663)
Net loss	$(2,435,793)	$(375,328)	$(2,811,121)
Net loss per share - basic and diluted	$(0.00)		$(0.00)

	Three Months Ended June 30, 2020
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Stock-based compensation	$1,276,870	$(1,015,388)	$261,482
Total operating expenses	$3,553,285	$(1,015,388)	$2,537,897
Loss from operations	$(3,767,016)	$1,015,388	$(2,751,628)
Warrant expense	$(598,894)	$598,894	$–
Loss on sale of company stock	$(58,775)	$58,775	$–
Unrealized gain (loss) on investments	$–	$28	$28
Total other income (expense) - net	$(816,472)	$657,697	$(158,775)
Net loss	$(4,583,460)	$1,673,057	$(2,910,403)
Net loss per share - basic and diluted	$(0.00)		$(0.00)

	Six Months Ended June 30, 2020
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Selling, general and administrative	$3,149,691	$(80,750)	$3,068,941
Stock-based compensation	$1,276,870	$(524,920)	$751,950
Total operating expenses	$5,935,213	$(605,670)	$5,329,543
Loss from operations	$(5,992,756)	$605,670	$(5,387,086)
Warrant expense	$(598,894)	$598,894	$–
Loss on sale of company stock	$(93,165)	$93,165	$–
Unrealized gain (loss) on investments	$–	$(3,010)	$(3,010)
Total other income (expense) - net	$(1,023,487)	$689,049	$(334,438)
Net loss	$(7,019,253)	$1,297,729	$(5,721,524)
Net loss per share - basic and diluted	$(0.01)		$(0.01)

	Three Months Ended September 30, 2020
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Stock-based compensation	$54,589	$126,067	$180,656
Total operating expenses	$2,078,382	$126,067	$2,204,449
Loss from operations	$(1,601,465)	$(126,067)	$(1,727,532)
Warrant income (expense)	$662,758	$(662,758)	$–
Loss on sale of company stock	$(2,821,393)	$2,821,393	$–
Unrealized gain (loss) on investments	$–	$(23)	$(23)
Total other income (expense) - net	$(2,359,682)	$2,158,612	$(201,070)
Net loss	$(3,961,170)	$2,032,568	$(1,928,602)
Net loss per share - basic and diluted	$(1.43)		$(0.70)

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

	Nine Months Ended September 30, 2020
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Stock-based compensation	$1,331,459	$(479,603)	$851,856
Total operating expenses	$8,013,595	$(479,603)	$7,533,992
Loss from operations	$(7,594,221)	$479,603	$(7,114,618)
Warrant income (expense)	$63,864	$(63,864)	$–
Loss on sale of company stock	$(2,914,558)	$2,914,558	$–
Unrealized gain (loss) on investments	$–	$(3,033)	$(3,033)
Total other income (expense) - net	$(3,383,169)	$2,847,661	$(535,508)
Net loss	$(10,980,423)	$3,330,297	$(7,650,126)
Net loss per share - basic and diluted	$(3.99)		$(2.78)

	Three Months Ended March 31, 2021
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Stock-based compensation	$16,839	$125,382	$142,221
Total operating expenses	$1,626,394	$125,382	$1,751,776
Loss from operations	$(2,041,801)	$(125,382)	$(2,167,183)
Unrealized gain (loss) on investments	$–	$40	$40
Total other income (expense) - net	$(188,015)	$40	$(187,975)
Net loss	$(2,229,776)	$(125,382)	$(2,355,158)
Net loss per share - basic and diluted	$(0.78)		$(0.82)

	Three Months Ended June 30, 2021
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Stock-based compensation	$555,892	$(500,500)	$55,392
Total operating expenses	$2,047,428	$(500,500)	$1,546,928
Loss from operations	$(2,156,513)	$500,500	$(1,656,013)
Interest expense	$(215,162)	$(310,150)	$(525,312)
Original issue discount	$(110,000)	$110,000	$–
Loss on sale of company stock	$(419,750)	$419,750	$–
Unrealized gain (loss) on investments	$–	$(40)	$(40)
Loan forgiveness - SBA	$–	$265,842	$265,842
Total other income (expense) - net	$(744,912)	$485,402	$(259,510)
Net loss	$(2,593,623)	$720,100	$(1,873,523)
Net loss per share - basic and diluted	$(0.87)		$(0.63)

	Six Months Ended June 30, 2021
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Stock-based compensation	$572,731	$(375,118)	$197,613
Total operating expenses	$3,631,822	$(375,118)	$3,256,704
Loss from operations	$(4,156,314)	$375,118	$(3,781,196)
Interest expense	$(403,177)	$(310,150)	$(713,327)
Original issue discount	$(110,000)	$110,000	$–
Loan forgiveness - SBA	$–	$265,842	$265,842
Loss on sale of company stock	$(419,750)	$419,750	$–
Total other income (expense) - net	$(932,927)	$485,442	$(447,485)
Net loss	$(4,823,399)	$594,718	$(4,228,681)
Net loss per share - basic and diluted	$(1.65)		$(1.45)

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

	Three Months Ended September 30, 2021
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Interest expense	$(203,436)	$(605,880)	$(809,316)
Original issue discount	$(605,880)	$605,880	$–
Loss on sale of company stock	$(436,405)	$436,405	$–
Total other income (expense) - net	$(1,245,703)	$436,405	$(809,298)
Net loss	$(3,911,747)	$436,405	$(3,475,342)
Net loss per share - basic and diluted	$(1.22)		$(1.09)

	Nine Months Ended September 30, 2021
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Stock-based compensation	$1,289,899	$(375,118)	$914,781
Total operating expenses	$6,179,909	$(375,118)	$5,804,791
Loss from operations	$(6,822,358)	$375,118	$(6,447,240)
Interest expense	$(606,613)	$(916,030)	$(1,522,643)
Original issue discount	$(715,880)	$715,880	$–
Loss on sale of company stock	$(856,155)	$856,155	$–
Total other income (expense) - net	$(2,178,630)	$656,005	$(1,522,625)
Net loss	$(8,735,146)	$1,031,123	$(7,704,023)
Net loss per share - basic and diluted	$(2.89)		$(2.54)

	Three Months Ended March 31, 2020
Cash Flow Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Net loss	$(2,435,793)	$(375,328)	$(2,811,121)
Stock-based compensation	$–	$490,468	$490,468
Warrant expense	$403,268	$(403,268)	$–
Accounts payable and accrued expenses	$(639,237)	$(103,074)	$(742,311)
Accrued expenses and other current liabilities	$(93,063)	$93,063	$–
Accrued interest	$(10,011)	$10,011	$–
Net cash used in operating activities	$(836,696)	$(288,128)	$(1,124,824)
Series E preferred stock exchange for common stock	$(314,960)	$314,960	$–
Note conversion to common stock	$30,695	$(30,695)	$–
Net cash used in investing activities	$(284,265)	$284,265	$–
Preferred stock converted to common stock	$314,960	$(314,960)	$–
Common stock issued under exercise of warrants	$–	$288,128	$288,128
Cash paid on bank notes	$(263,173)	$30,695	$(232,478)
Net cash provided by financing activities	$301,787	$3,863	$305,650
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for conversion of convertible notes	$–	$30,695	$30,695
Conversion of Series E preferred stock to shares of common stock	$–	$314,960	$314,960

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

	Six Months Ended June 30, 2020
Cash Flow Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Net loss	$(7,019,253)	$1,297,729	$(5,721,524)
Stock-based compensation	$1,276,870	$(524,920)	$751,950
Warrant expense	$1,354,817	$(1,354,817)	$–
Accounts payable and accrued expenses	$(625,562)	$(4,370)	$(629,932)
Accrued expenses and other current liabilities	$(89,671)	$89,671	$–
Accrued interest	$85,301	$(85,301)	$–
Net cash used in operating activities	$(1,116,388)	$(582,008)	$(1,698,396)
Note conversion to common stock	$30,695	$(30,695)	$–
Net cash provided by investing activities	$30,695	$(30,695)	$–
Common stock issued under exercise of warrants	$–	$582,008	$582,008
Cash paid on bank notes	$(462,694)	$30,695	$(431,999)
Net cash provided by financing activities	$282,694	$612,703	$895,397
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for conversion of convertible notes	$–	$30,695	$30,695
Conversion of Series E preferred stock to shares of common stock	$–	$314,960	$314,960

	Nine Months Ended September 30, 2020
Cash Flow Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Net loss	$(10,980,423)	$3,330,297	$(7,650,126)
Stock-based compensation	$1,331,459	$(479,603)	$851,856
Warrant expense	$1,472,368	$(1,472,368)	$–
Accounts payable and accrued expenses	$(629,419)	$86,203	$(543,216)
Accrued expenses and other current liabilities	$(95,310)	$95,310	$–
Accrued interest	$181,513	$(181,513)	$–
Net cash used in operating activities	$(4,490,623)	$1,378,326	$(3,112,297)
Common stock issued for cash, net	$3,338,084	$(3,338,084)	$–
Note conversion to common stock	$30,695	$(30,695)	$–
Net cash provided by (used in) investing activities	$3,362,180	$(3,368,779)	$(6,599)
Common stock issued under exercise of warrants	$–	$662,758	$662,758
Common stock issued for cash, net	$–	$1,297,000	$1,297,000
Cash paid on bank notes	$(490,739)	$30,695	$(460,044)
Net cash provided by financing activities	$425,103	$1,990,453	$2,415,556
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for conversion of convertible notes	$–	$30,695	$30,695
Conversion of Series E preferred stock to shares of common stock	$–	$314,960	$314,960

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

	Three Months Ended March 31, 2021
Cash Flow Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Net loss	$(2,229,776)	$(125,382)	$(2,355,158)
Stock-based compensation	$16,839	$125,382	$142,221
Accounts payable and accrued expenses	$(275,686)	$99,552	$(176,134)
Accrued expenses and other current liabilities	$4,715	$(4,715)	$–
Accrued interest	$94,837	$(94,837)	$–
Net cash used in operating activities	$(1,079,181)	$–	$(1,079,181)
Common stock issued for cash, net	$548,990	$(548,990)	$–
Net cash provided by investing activities	$548,990	$(548,990)	$–
Common stock issued for cash, net	$–	$548,990	$548,990
Net cash provided by financing activities	$140,016	$548,990	$689,006

	Six Months Ended June 30, 2021
Cash Flow Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Net loss	$(4,823,399)	$594,718	$(4,228,681)
Stock-based compensation	$572,731	$(375,118)	$197,613
Stock issued with short-term convertible notes	$–	$310,150
Gain on forgiveness of debt	$–	$(265,842)	$(265,842)
Accounts payable and accrued expenses	$(519,474)	$176,339	$(343,135)
Accrued expenses and other current liabilities	$(19,473)	$19,473	$–
Accrued interest	$195,810	$(195,810)	$–
Net cash used in operating activities	$(2,712,694)	$263,910	$(2,448,784)
Common stock issued for cash, net	$898,990	$(898,990)	$–
Original issue discount shares	$268,150	$(268,150)	$–
Note conversion to common stock	$671,602	$(671,602)	$–
Net cash provided by investing activities	$1,838,742	$(1,838,742)	$–
Common stock issued for cash, net	$–	$898,990	$898,990
Proceeds from issuance of notes payable, net	$1,310,000	$510,000	$1,820,000
Gain on forgiveness of debt	$(265,842)	$265,842	$–
Repayment of notes payable	$(598,816)	$(100,000)	$(698,816)
Net cash provided by financing activities	$445,342	$1,574,832	$2,020,174
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for conversion of convertible notes	$419,750	$(419,750)	$–
Common stock issued for services	$110,000	$(110,000)	$–

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

	Nine Months Ended September 30, 2021
Cash Flow Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Net loss	$(8,735,146)	$1,031,123	$(7,704,023)
Stock-based compensation	$1,289,899	$(375,118)	$914,781
Stock issued with short-term convertible notes	$–	$1,753,032	$1,753,032
Gain on forgiveness of debt	$–	$(265,842)	$(265,842)
Accounts payable and accrued expenses	$(474,650)	$273,037	$(201,613)
Accrued expenses and other current liabilities	$(28,882)	$28,882	$–
Accrued interest	$301,919	$(301,919)	$–
Net cash used in operating activities	$(5,060,535)	$2,143,195	$(2,917,340)
Common stock issued for cash, net	$898,990	$(898,990)	$–
Original issue discount shares	$724,031	$(724,031)	$–
Note conversion to common stock	$1,810,506	$(1,810,506)	$–
Net cash provided by investing activities	$3,433,527	$(3,433,527)	$–
Common stock issued for cash, net	$–	$898,990	$898,990
Proceeds from issuance of notes payable, net	$2,643,000	$225,500	$2,868,500
Gain on forgiveness of debt	$(265,842)	$265,842	$–
Repayment of notes payable	$(616,918)	$(100,000)	$(716,918)
Net cash provided by financing activities	$1,760,240	$1,290,332	$3,050,572
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for conversion of convertible notes	$419,750	$(419,750)	$–

NOTE 4: INTANGIBLE ASSETS

The ATOS platform:

•	creates an automated marketplace of advertisers and publishers on digital media outlets to host online auctions to facilitate the sale of ad time slots (known as digital real estate) targeted at users while engaged on their connected TV, computer, or mobile device, and

•	gives advertisers the capability to understand and interact with their audiences and engage them in a meaningful way by the using ads in both image and video formats (known as rich media) to increase their customer base and foot traffic to their physical locations.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

NOTE 6: INCOME TAXES

The provision for income taxes for the years ended December 31, 2021, and 2020 is summarized as follows:

	2021	2020
Current:
Federal	$–	$–
State	–	–
Total Current	–	–
Deferred:
Federal	–	–
State	–	–
Total Deferred	$–	$–

The Company has federal net operating loss carryforwards (“NOL’s) of $197,813,237 and $178,447,460, respectively, which will be available to reduce future taxable income.

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

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

Shares Issued for Services

During 2020, the Company issued 38,125 post-split shares of common stock, at $7.20 to $40.00 per share for $547,451 in exchange for services rendered. During 2021, the Company issued 265,000 shares of common stock, at $3.21 to $9.73 per share for $1,158,026 in exchange for services rendered.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

NOTE 8: OPTIONS AND WARRANTS (restated)

The Company’s results for the years ended December 31, 2021, and 2020 include employee share-based compensation expense totaling $4,635,224 and $993,512, respectively. Such amounts have been included in the consolidated statements of operations within selling, general and administrative expenses and other expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements due to a history of operating losses.

The following table summarizes stock-based compensation expense for the years ended December 31, 2021, and 2020:

	Years Ended December 31,
	2021	2020
Employee stock-based compensation – option grants	$4,635,224	$993,512

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

YEARS ENDED DECEMBER 31, 2021 AND 2020 (AS RESTATED)

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

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in the Amendment No. 1 to the Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Notes to Consolidated Financial Statements

(b)  EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)

3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation – September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation – February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation – December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation – December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Certificate of Amendment to Certificate of Incorporation-Series E preferred Stock**
3.17	Amended By-Laws (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.18	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.19	November 2021 Amendment to By-Laws**
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019**
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019**
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019**
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019**
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of Representative’s Warrant**

4.16	Form of Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company**
4.17	Form of Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)**
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated December 7, 2018 – Deepanker Katyal (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.5	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advangelists, LLC and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019.)
10.6	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019.)
10.7	Merchant Agreement dated April 29, 2021, 2021 by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc.**
10.8	Merchant Agreement dated July 28, 2021 by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc.**
10.9	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)**
10.10	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)**
10.11	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)**
10.12	Employment Agreement dated January 4, 2022 – Deepanker Katyal (incorporated by reference to Form 10-K filed with the SEC on March 30, 2022).*
10.13	Employment Agreement dated January 4, 2022 – Don Walker (“Trey”) Barrett, III (incorporated by reference to Form 8-K filed with the SEC on January 6, 2022).
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan**
99.6	Press release dated December 1, 2022 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

 _______________

*	Filed herewith

**	Previously filed under Form S-1 Registration Statement, File No. 333-260364.

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

December 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dean L. Julia	Principal Executive Officer and Director	December 1, 2022
Dean L. Julia

/s/Anne S. Provost	Director	December 1, 2022
Anne S. Provost

/s/Peter Zurkow	Director	December 1, 2022
Peter Zurkow

/s/Sean J. McDonnell, CPA	Principal Financial Officer	December 1, 2022
Sean J. McDonnell

/s/Michael Wright	Director	December 1, 2022
Michael Wright

/s/Gene Salkind	Chairman of the Board	December 1, 2022
Gene Salkind

Dean L. Julia, Anne S. Provost, Peter Zurkow, Michael Wright and Dr. Gene Salkind represent all the current members of the Board of Directors.

