Form 10-Q
period 2022-09-30
Mobiquity Technologies, Inc.
filed 2022-12-09
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, as of December 9, 2022, was 9,311,639.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30,	December 31,
	2022	2021 (restated)

Current Assets
Cash	$855,246	$5,385,245
Accounts receivable, net	980,473	388,112
Prepaid and other current assets	21,825	11,700
Total Current Assets	1,857,544	5,785,057

Property and equipment (net of accumulated depreciation of $16,775 and $20,200, respectively)	17,620	20,335

Goodwill	1,352,865	1,352,865
Intangible assets (net of accumulated amortization of $2,207,208 and $1,756,657, respectively)	796,468	1,247,019

Total Assets	$4,024,497	$8,405,276

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,675,394	$2,367,600
Notes payable	–	656,504
Total Current Liabilities	1,675,394	3,024,104

Long Term Liabilities
Notes payable	150,000	2,462,500
Total Long-Term Liabilities	150,000	2,462,500

Total Liabilities	1,825,394	5,486,604

Stockholders' Equity
AAA Preferred stock; $0.0001 par value, 4,930,000 shares authorized; 31,413 shares issued and outstanding, respectively	493,869	493,869
Series C, Preferred stock, $0.0001 par value, 1,500 shares authorized, 0 shares issued and outstanding	–	–
Series E, Preferred stock, $80 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	4,935,040	4,935,040
Common stock, $0.0001 par value, 100,000,000 shares authorized 9,271,639 and 6,498,251 shares issued, respectively and 9,234,139 and 6,460,751 shares outstanding, respectively	927	650
Treasury stock $0.0001 par value 37,500 shares at cost	(1,350,000)	(1,350,000)
Additional paid in capital	206,355,362	201,284,007
Accumulated deficit	(208,236,095)	(202,444,894)
Total Stockholders' Equity	2,199,103	2,918,672
Total Liabilities and Stockholders' Equity	$4,024,497	$8,405,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021 (restated)	2022	2021 (restated)

Revenues	$904,223	$572,745	$3,367,346	$1,797,052

Cost of revenues	936,824	690,702	1,916,720	2,439,501

Gross profit (loss)	(32,601)	(117,957)	1,450,626	(642,449)

General and administrative expenses	2,239,988	2,548,087	6,524,042	5,804,791

Loss from operations	(2,272,589)	(2,666,044)	(5,073,416)	(6,447,240)

Other income (expenses)
Interest expense	(4,664)	(809,316)	(148,631)	(1,522,643)
Loss on extinguishment of debt - related party	–	–	(855,296)	–
Inducement expense	–	–	(101,000)	–
Interest income	746	18	1,320	18
Loss on disposal of fixed assets	(3,673)	–	(3,673)	–
Gain on settlement of liability	–	–	389,495	–
Gain on forgiveness of debt	–	–	–	265,842
Total other income (expense) - net	(7,591)	(809,298)	(717,785)	(1,256,783)

Net loss	$(2,280,180)	$(3,475,342)	$(5,791,201)	$(7,704,023)

Loss per share - basic and diluted	$(0.26)	$(1.09)	$(0.74)	$(2.54)

Weighted average number of shares outstanding - basic and diluted	8,781,103	3,201,073	7,774,242	3,027,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

September 30, 2022

	AAA		Series E		Series C				Additional				Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, at January 1, 2022	31,413	$493,869	61,688	$4,935,040	–	$–	6,460,751	$650	$201,284,007	37,500	$(1,350,000)	$(202,444,894)	$2,918,672
Common stock issued for services	–	–	–	–	–	–	50,000	5	84,495	–	–	–	84,500
Stock based compensation	–	–	–	–	–	–	–	–	32,254	–	–	–	32,254
Warrants issued for services	–	–	–	–	–	–	–	–	2,162	–	–	–	2,162
Note conversion	–	–	–	–	–	–	1,443,333	145	2,680,020	–	–	–	2,680,165
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(2,440,044)	(2,440,044)
Balance, at March 31, 2022	31,413	$493,869	61,688	$4,935,040	–	$–	7,954,084	$800	$204,082,938	37,500	$(1,350,000)	$(204,884,938)	$3,277,709
Stock based compensation	–	–	–	–	–	–	–	–	1,479	–	–	–	1,479
Warrants issued for services	–	–	–	–	–	–	–	–	7,359	–	–	–	7,359
Note and warrant conversion	–	–	–	–	–	–	408,000	41	988,590	–	–	–	988,631
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(1,070,977)	(1,070,977)
Balance, at June 30, 2022	31,413	$493,869	61,688	$4,935,040	–	$–	8,362,084	$841	$205,080,366	37,500	$(1,350,000)	$(205,955,915)	$3,204,201
Common stock issued for cash	–	–	–	–	–	–	882,448	83	1,137,417	–	–	–	1,137,500
Stock based compensation	–	–	–	–	–	–	–	–	25,954	–	–	–	25,954
Warrants issued for services	–	–	–	–	–	–	–	–	3,203	–	–	–	3,203
Note and warrant conversion	–	–	–	–	–	–	27,107	3	108,422	–	–		108,425
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(2,280,180)	(2,280,180)
Balance, at September 30, 2022	31,413	$493,869	61,688	$4,935,040	–	$–	9,271,639	$927	$206,355,362	37,500	$(1,350,000)	$(208,236,095)	$2,199,103

continued

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

September 30, 2022

	Mezzanine		Series E		Series C				Additional				Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, at January 1, 2021 (restated)	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,803,685	$282	$182,529,005	37,500	$(1,350,000)	$(184,111,511)	$2,886,685
Common stock issued for services	–	–	–	–	–	–	10,000	–	81,825	–	–	–	81,825
Common stock issued for cash	–	–	–	–	–	–	91,502	10	548,980	–	–	–	548,990
Stock based compensation	–	–	–	–	–	–	–	–	142,221	–	–	–	142,221
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(2,355,158)	(2,355,158)
Balance, at March 31, 2021 (restated)	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	2,905,187	$292	$183,302,031	37,500	$(1,350,000)	$(186,466,669)	$1,304,563
Common stock issued for services	–	–	–	–	–	–	5,000	–	37,975	–	–	–	37,975
Common stock issued for cash	–	–	–	–	–	–	58,334	6	349,994	–	–	–	350,000
Stock based compensation	–	–	–	–	–	–	–	–	55,392	–	–	–	55,392
Notes converted to common stock	–	–	–	–	–	–	92,761	9	451,993	–	–	–	452,002
Original issue discount shares	–	–	–	–	–	–	39,500	5	268,145	–	–	–	268,150
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(1,873,523)	(1,873,523)
Balance, at June 30, 2021 (restated)	56,413	$868,869	61,688	$4,935,040	1,500	$15,000	3,100,782	$312	$184,465,530	37,500	$(1,350,000)	$(188,340,192)	$594,559
Common stock issued for services	–	–	–	–	–	–	7,500	–	53,500	–	–	–	53,500
Common stock issued for cash	–	–	–	–	–	–	–	–	–	–	–	–	–
Note conversions	–	–	–	–	–	–	130,904	13	702,486	–	–	–	702,499
Original issue discount shares	–	–	–	–	–	–	55,900	9	455,872	–	–	–	455,881
Conversion Series C preferred stock	–	–	–	–	(1,500)	$(15,000)	375,000	38	14,962	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	717,168	–	–	–	717,168
Net Loss	–	–	–	–	–	–	–	–	–	–	–	$(3,475,342)	(3,475,342)
Balance, at September 30, 2021 (restated)	56,413	$868,869	61,688	$4,935,040	–	$–	3,670,086	$372	$186,409,518	37,500	$(1,350,000)	$(191,815,534)	$(951,735)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mobiquity Technology, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021 (as restated)

Cash Flows from Operating Activities:
Net loss	$(5,791,201)	$(7,704,023)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,045	5,555
Amortization of intangibles	450,551	1,350,551
Stock issued for services	84,500	173,300
Loss on fixed asset disposal	3,673	–
Loss on debt extinguishment - related party	855,296	–
Gain on settlement of liability	(389,495)	–
Stock based compensation	59,687	914,781
Warrants issued for services	12,724	–
Stock issued with short-term convertible notes	–	1,753,032
Gain on forgiveness of debt	–	(265,842)
Inducement expense	101,000	–
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(592,362)	1,013,223
(Increase) decrease in prepaid expenses and other assets	(10,125)	43,787
Increase (decrease) in accounts payable and accrued expenses	(294,284)	(201,613)
Net cash used in operating activities	(5,502,991)	(2,917,249)

Investing Activities
Purchase of property and equipment	(8,004)	–
Net cash used in investing activities	(8,004)	–

Financing Activities
Proceeds from the issuance of notes payable	–	2,868,500
Common stock issued for cash, net	1,137,500	898,990
Repayment on notes payable	(156,504)	(716,918)
Net cash provided by financing activities	980,996	3,050,572

Net change in cash	(4,529,999)	133,323

Cash - beginning of period	5,385,245	602,182

Cash - end of period	$855,246	$735,505

Supplemental disclosure of cash flow Information
Cash paid for interest	$145,052	$303,643
Cash paid for taxes	$2,420	$2,005

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to common stock and warrants	$2,812,500	$856,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

As reflected in the accompanying condensed consolidated financial statements, for the nine months ended September 30, 2022, the Company had:

•	Net loss of $5,791,201; and
•	Net cash used in operations was $5,502,991

Additionally, at September 30, 2022, the Company had:

•	Accumulated deficit of $208,236,095
•	Stockholders’ equity of $2,199,103, and
•	Working capital of $182,150

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $855,246 at September 30, 2022.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the nine months ended September 30, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

Without sufficient revenues from operations, if the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company may explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these condensed consolidated financial statements are issued. These condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Coronavirus (“COVID-19”) Pandemic

During the three months and nine months ended September 30, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. However, in the prior two (2) years, the Company suffered from the Pandemic and drastically curtailed its operations. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2021, filed with the SEC on December 1, 2022.

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material. Significant estimates include the fair value of equity instruments issued for services, valuation allowance of deferred tax assets, and useful life of intangible assets.

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

As of September 30, 2022 and December 31, 2021, the Company does not have any financial instruments measured on a recurring or nonrecurring basis at fair value.

The Company’s financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses are carried at historical cost. At September 30, 2022 and December 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The fair value of the Company’s convertible notes payable and notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2022 and December 31, 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2022 and December 31, 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits. At September 30, 2022, and December 31, 2021, the Company exceeded FDIC insured limits by $582,321 and $5,103,273, respectively.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Two of our customers combined accounted for approximately 45% of accounts receivable. In addition, two customers combined accounted for approximately 48% of the Company’s revenue for the nine months ended September 30, 2022.

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

Allowance for doubtful accounts was $820,990 at September 30, 2022 and December 31, 2021. This allowance relates to receivables generated in previous years for which collection is uncertain as the customers have been adversely impacted by COVID-19.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of December 31, 2021.

Intangible Assets

In December 2018, the Company acquired the majority of its intangible assets through its acquisition of Advangelists LLC. The Company amortizes its identifiable definite-lived intangible assets over a period of 5 years. See Note 3 for further details.

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

Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives, and debt discounts, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. As of September 30, 2022, and December 31, 2021, the Company had no derivative liabilities.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are amortized to interest expense in the condensed consolidated statements of operations, over the life of the underlying debt instrument, with the unamortized portion reported net with related principal outstanding on the condensed consolidated balance sheet.

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

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2022, and 2021, respectively, contained a significant financing component.

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

Revenues

All revenues recognized was from internet advertising for all periods ended September 30, 2022, and September 30, 2021.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the condensed consolidated statements of operations.

The Company recognized $0 and $159 in marketing and advertising costs during the nine months ended September 30, 2022, and 2021, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2022, and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended September 30, 2022, and 2021, respectively.

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

The following potentially dilutive equity securities outstanding as of September 30, 2022, and 2021 were as follows:

	September 30, 2022	September 30, 2021
Convertible notes payable and accrued interest	–	801,250
Stock Options	1,162,721	301,845
Warrants	4,680,050	472,886
Total common stock equivalents	5,842,771	1,575,981

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

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: On September 30, 2022, the FASB issued ASU 2022-03 (“ASU 2022-03”), which clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security. The ASU also requires specific disclosures related to such an equity security, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. ASU 2022-03 clarifies that a “contractual restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). The ASU also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. For public business entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2022-03 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncement

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

We adopted this pronouncement on January 1, 2022; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior period amounts have been reclassified for consistency with current period presentation. These reclassifications had no effect on the reported results of operations and primarily consisted of classifying stock-based compensation within general and administrative expense rather than presenting separately.

NOTE 3: RESTATEMENT

On December 1, 2022, the Company filed its Annual Report on Form 10-K/A (Amendment No. 2), effectively restating its previously issued financial statements for the annual periods ended December 31, 2021 and 2020, and the quarterly periods within such years.

As a result of the restatements disclosed in Amendment No. 2 of the 2021 Form 10-K/A, the quarterly financial statements for the periods ended March 31, 2022 and June 30, 2022 are being effectively restated in this current Form 10-Q for the quarter ended September 30, 2022, as follows:

	As of March 31, 2022
Balance Sheet Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Additional paid in capital	$207,172,747	$(3,089,809)	$204,082,938
Accumulated deficit	$(207,974,747)	$3,089,809	$(204,884,938)
Total Stockholders' Equity	$3,277,709	$–	$3,277,709

	As of June 30, 2022
Balance Sheet Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Additional paid in capital	$208,670,675	$(3,590,309)	$205,080,366
Accumulated deficit	$(209,546,224)	$3,590,309	$(205,955,915)
Total Stockholders' Equity	$3,204,201	$–	$3,204,201

	Three Months Ended June 30, 2022
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$2,255,965	$(500,500)	$1,755,465
Loss from operations	$(1,008,780)	$500,500	$(508,280)
Net loss	$(1,571,477)	$500,500	$(1,070,977)
Net loss per share – basic and diluted	$(0.20)		$(0.13)

	Six Months Ended June 30, 2022
Statement of Operations Data (Unaudited)	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$4,784,554	$(500,500)	$4,284,054
Loss from operations	$(3,301,327)	$500,500	$(2,800,827)
Net loss	$(4,011,521)	$500,500	$(3,511,021)
Net loss per share – basic and diluted	$(0.50)		$(0.44)

	Six Months Ended June 30, 2022
Cash Flow Data (Unaudited)	As Previously Reported	Adjustment	As Restated
Net loss	$(4,011,521)	$500,500	$(3,511,021)
Stock-based compensation	$543,754	$(500,500)	$43,254
Net cash used in operating activities	$(3,054,760)	$–	$(3,054,760)

The Company erroneously recorded a total of $500,500 in stock-based compensation expense during the quarter ended June 30, 2022 pursuant to three stock option awards granted in April 2019. The expense associated with these awards should have been fully recognized during the year ended December 31, 2021 based on the requisite service periods underlying the option awards. This adjustment is reflected in the restated accounts for the year ended December 31, 2021, and all affected and restated quarterly periods within fiscal years 2020 and 2021, as disclosed in the Annual Report on Form 10-K/A (Amendment No. 2) for the years ended December 31, 2021 and 2020 filed with the SEC on December 1, 2022. All other adjustments to additional paid-in capital and accumulated deficit, totaling $3,089,809, relate to adjustments recorded prior to January 1, 2022 as discussed in the Form 10-K/A (Amendment No. 2).

NOTE 4 – INTANGIBLE ASSETS

The Company’s identifiable intangible assets, other than goodwill, consists of customer relationships and the ATOS Platform.

The ATOS platform:

•	creates an automated marketplace of advertisers and publishers on digital media outlets to host online auctions to facilitate the sale of ad time slots (known as digital real estate) targeted at users while engaged on their connected TV, computer, or mobile device, and

•	gives advertisers the capability to understand and interact with their audiences and engage them in a meaningful way by the using ads in both image and video formats (known as rich media) to increase their customer base and foot traffic to their physical locations.

The Company’s intangible asset balances, including accumulated amortization, are as follows:

	Useful Lives	September 30, 2022	December 31, 2021

Customer relationships	5 years	$3,003,676	$3,003,676
Less accumulated amortization		(2,207,208)	(1,756,657)
Net carrying value		$796,468	$1,247,019

The ATOS platform was determined to be fully impaired as of December 31, 2021. During the nine months ended September 30, 2022, the Company recognized $450,551 of amortization expense related to the intangible assets which is included in general and administrative expenses on the condensed consolidated statements of operations.

Future amortization, for the years ending December 31, is as follows:

2022 (balance of 2022)	$150,184
2023	600,735
2024	45,549
Total	$796,468

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Summary of notes payable and convertible notes payable:

	September 30, 2022	December 31, 2021
Convertible Note Payable - Related Party (d)	$–	$2,562,500
Small Business Administration (a)	150,000	150,000
Convertible Notes (c)	–	250,000
Notes Payable – Accounts Receivable Factoring (b)	–	156,504
Total Debt	150,000	3,119,004
Current portion of debt	–	656,504
Long-term portion of debt	$150,000	$2,462,500

__________________

(a)	The Company received an Economic Injury Disaster Loan from the SBA which carries a thirty-year term, and a three-point seven five percent interest rate, maturity date is July of 2050. Total accrued and unpaid interest on the debt was $9,832 at September 30, 2022 and is included in accounts payable and accrued expenses on the accompanying balance sheet.

(b)	Business Capital Providers, Inc. purchased certain future receivables from the Company at a discount under agreements dated July of 2021. All loans have been repaid in full as of September 30, 2022.

(c)

Several private investors, who were unaffiliated shareholders of the Company and accredited investors as provided under Regulation D Rule 501 promulgated under the Securities Act of 1933, provided financing under convertible debt agreements during the period June 2021 through September 2021 pursuant to subscription agreements. During the nine months ended September 30, 2022, one investor agreed to convert $150,000 of debt principal at a reduced conversion rate of $2.00 per share under an induced conversion arrangement that included an explicit time limit of two dates at the reduced rate. The conversion resulted in the issuance of 75,000 shares of common stock and recognition of $101,000 in inducement expense.

The remaining $100,000 in principal relates to three individual convertible notes bearing interest at 10% per annum and having a maturity date of July 1, 2022. The promissory notes contain an automatic conversion feature, effectively converting all outstanding and unpaid principal on the maturity date at a conversion rate of $4.00 per share. On July 1, 2022, the convertible notes and accrued interest of $8,425 were converted into 27,107 common shares at the $4.00 conversion rate. The outstanding principal and accrued interest were classified to additional paid-in capital upon conversion.

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

During the nine months ended September 30, 2022, the debt holders converted all the remaining $2,052,500 of outstanding debt in two separate conversion transactions at mutually and board approved reduced conversion prices of $1.50 and $1.25 per share which also resulted in additional warrants being issued due to 50% warrant coverage based on the total shares issued. A total of 1,776,333 restricted common shares and warrants to purchase 888,166 restricted common shares at an exercise price of $4.00 per share through September 2029 were issued in connection with these conversions. The Company determined that these transactions resulted in debt extinguishment accounting under Accounting Standards Codification 470-50, Debt Modifications and Extinguishments. As a result, the Company recorded a total loss on debt extinguishment for the nine months ended September 30, 2022, of $855,296, which represented the excess of the debt reacquisition price over its carrying value at the time of the conversions. Accrued and unpaid interest on the Salkind convertible notes of $235,563 remains outstanding at September 30, 2022 and is included in accounts payable and accrued expenses on the accompanying balance sheet which can be converted at the original conversion rate of $4.

NOTE 6 – STOCKHOLDERS’ EQUITY

Shares Issued for Cash

During the nine months ended September 30, 2022, the Company issued 882,448 shares of common stock for $1,137,500 of cash proceeds. During the nine months ended September 30, 2021, the Company issued 149,836 shares of common stock for $898,990 of cash proceeds.

Shares Issued for Services

During the nine months ended September 30, 2022, the Company issued 50,000 shares of common stock, at $1.69 per share for $84,500 in exchange for services rendered. During the quarter ended September 30, 2021, the Company issued 10,000 shares of common stock, at $7.50 to $9.73 per share for $81,825 in exchange for services rendered.

Shares issued upon conversion of debt:

During the nine months ended September 30, 2022, Dr. Gene Salkind, his wife, and a trust converted an aggregate of $2,562,500 of secured debt in exchange for 1,776,333 shares of common stock as well as warrants to purchase 888,166 shares of common stock at an exercise price of $4.00 per share through September 2029, see Note 5.

During the nine months ended September 30, 2022, a lender also converted $150,000 of debt into 75,000 shares of common stock at a reduced exercise price of $2.00 per share. The Company recorded an inducement expense of $101,000, see Note 5.

During the nine months ended September 30, 2022, the three remaining convertible notes automatically converted $100,000 of outstanding debt and accrued interest of $8,425 into 27,107 shares of common stock at a conversion price of $4.00 per share, see Note 5.

NOTE 7 – STOCK OPTION PLANS AND WARRANTS

Stock Options

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

In March of 2022, Anne S. Provost was elected to the board of directors and was granted 25,000 options from the Company’s 2021 stock option plan with immediate vesting, at an exercise price of $4.57, and expiration of December 2031.

In April of 2022, Dean Julia was granted 12,500 options from the Company’s 2021 stock option plan with immediate vesting, at an exercise price of $1.55, and expiration of April 2031.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”. Previously, such assumptions were determined based on historical data. The weighted average assumptions made in calculating the fair values of options granted during the nine months ended September 30, 2022, and September 30, 2021 are as follows:

Nine Months Ended September 30
	2022	2021
Expected volatility	79.95 - 133.53%	–
Expected dividend yield	–	–
Risk-free interest rate	2.14 - 2.50%	–
Expected life (in years)	5.00 - 7.25	–

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2022	1,135,909	$16.69	8.39	$–
Granted	37,500	$3.56	8.97	$–
Cancelled and expired	(10,688)	$21.77	–	$–

Outstanding, September 30, 2022	1,162,721	$16.22	7.69	$–

Options exercisable, September 30, 2022	1,154,483	$16.16	7.68	$–

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022, was $1.09.

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2022 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $1.16 closing price of the Company's common stock on September 30, 2022.

The Company’s results for the quarters ended September 30, 2022, and September 30, 2021, include employee share-based compensation expense totaling $7,854 and $180,774, respectively. Such amounts have been included in the condensed consolidated statements of operations within general and administrative expenses. The Company’s results for the nine months ended September 30, 2022, and September 30, 2021, include employee share-based compensation expense totaling $59,687 and $197,613 respectively. Such amounts have been included in the condensed consolidated statements of operations within general and administrative expenses

As of September 30, 2022, the unamortized compensation cost related to unvested stock option awards is $21,396, expected to be recognized in fiscal year 2023.

Warrants

During the nine months ended September 30, 2022, the Company issued 11,250 warrants to a consulting company and 888,166 were issued for the conversion of secured convertible notes to a related party (see Note 5 for the accounting for these warrants) for a total issuance of 899,416.

Effective January 2022, the Company entered into a consulting agreement in which the consultant was paid a total of 11,250 warrants during the nine-month period ended September 30, 2022 for such services. The total fair value of the warrants issued to the consultant totaled $12,724 and was recognized as general and administrative expense on the accompanying condensed consolidated statement of operations.

The weighted average assumptions made in calculating the fair value of warrants granted during the three and nine months ended September 30, 2022, and 2021 are as follows:

	Nine Months Ended September 30
	2022	2021
Expected volatility	133.65 - 191.56%	144.81%
Expected dividend yield	–	–
Risk-free interest rate	1.62 - 4.06%	0.81%
Expected life (in years)	3 - 5	5

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2022	3,800,202	$15.19	4.68	$–
Granted	899,416	$4.01	8.87	$–
Expired	(19,568)	$22.73	–	$–
Outstanding, September 30, 2022	4,680,050	$13.01	4.98	$–
Warrants exercisable, September 30, 2022	4,680,050	$13.01	4.98	$–

The weighted-average grant-date fair value of warrants granted during the nine months ended September 30, 2022 and 2021 was $1.13 and $1.30, respectively.

NOTE 8 – LITIGATION

In a Current Report on Form 8-K filed by the Company on March 23, 2022, the Company reported the termination of the Employment Agreement of Donald (Trey) Barrett III as Chief Operations and Strategy Officer. On April 12, 2022, Mr. Barrett commenced an arbitration against the Company before the American Arbitration Association alleging among other things that the Company terminated Mr. Barrett without cause in breach of the Employment Agreement. On August 12, 2022, the Company and Mr. Barrett reached a settlement in which, among other things, the Company and Mr. Barrett mutually deemed that the termination was not for-cause, the Company agreed to pay Mr. Barrett a sum which is not material to the business or financial condition of the Company, and Mr. Barrett’s non-competition restrictive covenant was canceled. The amount was paid in full settlement of the liability as of September 30, 2022 and the expense is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

NOTE 9 – SUBSEQUENT EVENTS

On November 2, 2022, we sold 40,000 restricted common shares for $50,000 in cash proceeds.

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

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying condensed consolidated financial statements as of September 30, 2022, and 2021 and for the nine months ended September 30, 2022, and September 30, 2021 includes the accounts of Mobiquity Technologies, Inc. (the “Company”) and its wholly owned subsidiaries.

This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K/A (Amendment No. 2) filed with the Securities and Exchange Commission (the “SEC”) on December 1, 2022.

The following discussion and analysis of the consolidated results of operations and financial condition of the Company for the three months and nine months ended September 30, 2022, and 2021, respectively, and should be read in conjunction with our condensed consolidated financial statements and the notes thereto that are included elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K/A (Amendment No. 2) filed with the Securities and Exchange Commission (the “SEC”) on December 1, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company does not have any financial instruments measured on a recurring or nonrecurring basis at fair value.

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses, are carried at historical cost. At September 30, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Allowance for doubtful accounts was $820,990 at September 30, 2022 and December 31, 2021.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2022, and 2021, respectively, contained a significant financing component.

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

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value of stock-based compensation, the Company considers the following assumptions in the Black-Scholes models:

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

Results of Operations

Quarter Ended September 30, 2022, versus Quarter Ended September 30, 2021

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	September 30, 2022	September 30, 2021 (as restated)
Revenues	$904,223	$572,745
Cost of revenues	936,824	690,702
Gross loss	(32,601)	(117,957)
General and administrative expenses	2,239,988	2,548,087
Loss from operations	$(2,272,589)	$(2,666,044)

We generated revenues of $904,223 in the third quarter of 2022 as compared to $572,745 in the same period for 2021, an increase in revenues of $331,478. The nationwide economic impact of COVID-19 during the past twenty-four months severely reduced operations and we are now seeing a turnaround starting in the third quarter of 2022 with a decreasing impact from COVID-19, although we have concerns regarding the overall US economy and a potential recession. The Company has developed several new features which we believe will help grow revenue in 2023 and beyond. We anticipate releasing one or more new products and services in 2023 that will address many of the changes that have affected the AdTech industry over the last year.

Cost of revenues was $936,824 or 103.6% of revenues in the third quarter of 2022 as compared to $690,702 or 120.6% of revenues in the same fiscal period of fiscal 2021. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross loss was $32,601 or 3.6% of revenues for the third quarter of 2022 as compared to $117,957 in the same fiscal period of 2021 or 20.5% of revenues. The increased sales have resulted from increased efforts from our sales force and the recovery from COVID-19.

General and administrative expenses were $2,239,988 for the third quarter of fiscal 2022 compared to $2,548,087 in the comparable period of the prior year, a decrease of $308,099. Decreased operating costs primarily related to a decrease in stock-based compensation expense of approximately $691,000 and amortization expense of $300,000, offset primarily by increases in computer expense of approximately $313,000, professional fees of approximately $127,000 and salaries of approximately $118,000.

The net loss from operations for the third quarter of fiscal 2022 was $2,272,589 as compared to $2,666,044 for the comparable period of the prior year. While our loss from operations decreased by approximately $393,000 due to improved revenues over the comparable third quarter of 2021, the continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Nine Months Ended September 30, 2022, versus Nine Months Ended September 30, 2021

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Nine Months Ended
	September 30, 2022	September 30, 2021 (as restated)
Revenues	$3,367,346	$1,797,052
Cost of revenues	1,916,720	2,439,501
Gross profit (loss)	1,450,626	(642,449)
General and administrative expenses	6,524,042	5,804,791
Loss from operations	$(5,073,416)	$(6,447,240)

We generated revenues of $3,367,346 in the first nine months of 2022 as compared to $1,797,052 in the same period for 2021, an increase of $1,570,294. The nationwide economic impact of COVID-19 during the past twenty-four months severely reduced operations and we are now seeing a turnaround starting in the third quarter of 2022 with a decreasing impact from COVID-19, although we have concerns regarding the overall US economy and a potential recession. The Company has developed several new features which we believe will help grow revenue in 2023 and beyond. We anticipate releasing one or more new products and services in 2023 that will address many of the changes that have affected the AdTech industry over the last year.

Cost of revenues was $1,916,720 or 56.9% of revenues in the first nine months of 2022 as compared to $2,439,501 or 135.7% of revenues in the same fiscal period of fiscal 2021. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales. During the first nine months of 2021, the Company incurred certain costs associated with populating the MobiExchange platform with “targeting data” and “audiences.” Such costs were not repeated or as substantial during 2022 thus resulting in higher overall margins associated with revenue for the MobiExchange services for the nine months ended September 30, 2022.

Gross profit (loss) was $1,450,626 or 43.1% of revenues for the first nine months of 2022 as compared to $(642,449) in the same fiscal period of 2021 or (35.7%) of revenues. The increased sales have resulted from increased efforts from our sales force and the recovery from COVID-19.

General and administrative expenses were $6,524,042 for the first nine months of fiscal 2022 compared to $5,804,791 in the comparable period of the prior year, an increase of $719,251. Increased operating costs primarily related to salaries of $292,192, computer support of $951,131, and license and fees of $199,341, offset by reduced stock-based compensation expense of $855,094.

The net loss from operations for the first nine months of fiscal 2022 was $5,073,416 as compared to $6,447,240 for the comparable period of the prior year. While our loss from operations decreased by approximately $1,373,824 due to improved revenues over the comparable nine months of 2021, the continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2021, and 2020.

The Company had cash of $855,246 at September 30, 2022. Cash used in operating activities for the nine months ended September 30, 2022, was $5,502,991. This resulted primarily from a net loss of $5,791,201 offset by stock-based compensation of $72,411, amortization of $450,551, common stock issued for services of $84,500, increase in accounts receivable of $592,362 and $384,284 decrease in accounts payable and accrued expenses, non-cash gain on settlement of liability $389,495, loss on debt extinguishment of $55,296 and inducement expense of $101,000. Cash used in investing activities results from the purchase of property and equipment of $8,004. Cash flows provided by financing activities of $980,996 resulted from cash paid on debt of $156,504 offset by net proceeds received from the sale of common stock of $1,137,500.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our company that have been satisfied. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2022 and beyond until cash flow from our proximity marketing operations becomes substantial.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2021. The unaudited condensed consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited condensed consolidated financial statements, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s plans regarding these matters are also described in the notes to the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Bridge Financing

In September 2021, the Company entered into securities purchase agreements 2021, with two accredited investors, Talos Victory Fund, LLC, and Blue Lake Partners LLC, pursuant to which the Company issued 10% promissory notes with a maturity date of September 20, 2022, in the aggregate principal amount of $1,125,000. On the closing date of this financing, the holders delivered the net amount of $910,000 of the purchase price to the Company in exchange for the notes (which was net of the original issue discount and other fees, and expenses related to this financing). In addition, the Company issued warrants to purchase an aggregate of 56,250 shares of its common stock to these holders. Spartan Capital Securities LLC and Revere Securities LLC acted as placement agents on this transaction.

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

Debt Financing

We have the following debt financing in place through September 30, 2022:

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

Three of the unsecured convertible promissory outstanding notes automatically converted on September 30, 2022, at $4.00 per common share.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of September 30, 2022, the Company’s disclosure controls are not effective, including the following:

•	The Company lacks segregation of duties similar to other companies our size; and

•

Given our restatement of the year ended December 31, 2021 financial statements, we lacked the necessary controls over financial reporting.

The Company has hired additional staff, both internally and externally to the finance department with sufficient

GAAP and public company financial reporting experience and have instituted the necessary controls to remedy the above issues

In the fourth quarter of 2022, senior management will reevaluate the disclosure controls based on the independent internal control testing performed to determine the effectiveness.

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

There were changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter, which includes the integration of the new staff mentioned above, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations. See Note 8 in the footnotes to the condensed consolidated financial statements herein for description of legal proceedings.

ITEM 1A. RISK FACTORS

Incorporated by reference are the risk factors contained in our Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2021.

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2022, through September 30, 2022, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – September 2022	Common Stock	50,000 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – March 2022	Common Stock	1,443,333 shares 684,166 warrants	Note conversion of $2,502,500 of Secured debt and $150,000 of unsecured debt	Section 3(a)(9)	Secured debt converted at $1.50 per share and unsecured debt converted at $2.00 per share (1)

April – June 2022	Common Stock	408,000 shares and 204,000 warrants	Note conversion of $510,000	Section 3(a)(9)	Secured debt converted at $1.25 per share (2)

July – September 2022	Common Stock	882,448 shares	$1,137,500 raised, no commissions paid	Rule 506, Section 4(2)	Not applicable

_________________

(1)	The secured investor converted $2,502,500 of principal into 1,368,333 common shares and warrants to purchase 684,166 shares of common stock at an exercise price of $4.00 per share through September 2029.
(2)	The secured investor converted $510,000 of principal into 408,000 common shares and warrants to purchase 204,000 shares of common stock at an exercise price of $4.00 per share through September 2029.

In the nine months ended September 30, 2022, and 2021, there were no repurchases by the Company of its Common Stock.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: December 9, 2022	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: December 9, 2022	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

