Form 10-K
period 2022-12-31
Mobiquity Technologies, Inc.
filed 2023-03-31
CIK 1084267

Table of Contents

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the number of shares of Common Stock held by non-affiliates was approximately 5,362,000 shares based upon 8,362,084 shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $1.43 per share as of June 30, 2022) of the Company’s Common Stock held by non-affiliates was approximately $7,667,660.

The number of shares outstanding of the Registrant’s Common Stock as of March 29, 2023, was 17,051,893 (excluding pre-funded warrants to purchase 1,250,000 shares).

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

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States. All references to “common stock” refer to the common shares in our capital stock.

i

ii

PART I

Item 1. Business

Company Background

Mobiquity Technologies, Inc. is a next-generation advertising technology, data compliance and intelligence company which operates through our various proprietary software platforms. Our product solutions are comprised of three proprietary software platforms:

•	Advertising Technology Operating System (ATOS Platform)

•	Data Intelligence Platform

•	Publisher Platform for Monetization and Compliance

Our Products

The ATOS Platform

Our ATOS platform blends artificial intelligence (or AI) and machine learning (ML) based optimization technology for automatic ad serving that manages digital advertising inventory and campaigns. The ATOS platform:

•	creates an automated marketplace of advertisers and publishers on digital media outlets to host online auctions to facilitate the sale of digital advertising (known as digital real estate) targeted at users while engaged on their internet-connected TV, laptop, tablet, desktop computer, mobile, and over-the-top (or OTT) streaming media devices; and

•	gives advertisers the capability to understand and interact with their audiences and engage them in a meaningful way by using ads in both image and video formats (known as rich media) to increase their awareness, customer base and traffic to their e-commerce site, voting site or physical locations.

ADVANGELISTS
America/New_York-DST (UTC-04)
Admin
Advertiser
Campaigns
Active Campaigns
Expired Campaigns
Manage Campaigns
Add/Edit Banners
Advertisers
Audience Mgmt.
Data Provider
Targeting Groups
Manage POIs
Reporting
Admin
Payments
Help
Add Campaign
Edit Campaign
Details * (Required)
Goals & Caps * (Required)
Blacklist/Whitelist (Optional)
Measurement (Optional)
Alerts (Optional)
Audiences (Optional)
Targeting (Optional)
Location Targeting (Optional)
Attribution (Optional)
Details
Advertiser *
Select Advertiser
Package *
Select Package
Campaign Name *
Enter Campaign Name
TimeZone *
America/New_York-DST (UTC-04)
Duration *
From
Campaigns Start Date
To
Campaigns End Date
Run Indefinitely
Type *
CPM
CPC
CPCV
eCPM($) *
USD ($)
0.00
Advertiser Domains *
Specify the landing page/website domain of the Advertiser .Example: ford.com
Advertiser Categories *
Specify the IAB category of the campaign you are creating.
Revenue Share
The revenue share will effect what % of campaign budget will be deducted before the campaign serves.WARNING:-Could Impact Campa
Margin
Next
© ADVANGELISTS, LLC 2023

(Screenshot of ATOS Platform Campaign Management landing page.)

Our ATOS platform engages with an average of approximately 10 billion advertisement opportunities per day, based on our daily logs. Our sales and marketing strategy for our ATOS platform is focused on providing a de-fragmented operating system that facilitates a considerably more efficient and effective way for advertisers and publishers to transact with each other. Our goal is to become the programmatic display advertising industry standard for brands directly and small and medium sized advertisers.

Our ATOS technology is proprietary and primarily consists of know-how and trade secrets developed internally, as well as certain open-source software.

Users of the ATOS platform get access to benefits including among other things:

•	ease of set up;

•	targeting features based on audience profiles and location and context through an in-house data management platform (or DMP);

•	Inventory management and yield optimization;

•	support for all rich media creators’ ad tags;

•	machine learning and AI powered optimization which aids in delivering a higher click through rate on ad links;

•	support for third-party trackers and custom scripts for make-the-most-of-your media (or MOAT) analytics, Integral Ad Science (or IAS), and forensics to enable independent verification by advertisers for transparency;

•	detailed campaign wrap-up reporting that gives a breakdown on publishers, categories, demonstrations, and devices to better understand advertisement campaign performance;

•	access to business intelligence via an analytics dashboard;

•	advanced ad targeting;

•	easy campaign uploading;

•	automated performance optimization;

•	real time reporting;

•	fraud prevention tools; and

•	24x7 support, along with guided managed services to enable users to rapidly harness and operate all the features of the ATOS platform.

Our ATOS platform includes:

•	Adserver;

•	Demand Side Platform;

•	Advertisement quality tools;

•	Analytics dashboard;

•	Avails Engine;

•	Advertisement prediction and delivery tools;

•	Supply quality tools;

•	Private marketplace tools;

•	Audience and location targeting;

•	Wrap up reports;

•	An Advertisement software development kit (or SDK);

•	Prebid adaptor;

•	contextual targeting;

•	identity graph capabilities;

•	cookie syncing; and

•	the updated version of our quality and security tools, among other things for our ATOS platform.

Data Intelligence Platform

Our data intelligence platform provides precise data and insights on consumer’s real-world behavior and trends for use in marketing and research. Our data intelligence platform technology allows for the ingestion and normalization of various data sources, such as location data, transactional data, contextual data, and search data to reach the right target audience with the right message. Utilizing massively parallel cluster computing and machine learning algorithms and technology, our data intelligence solutions make available actionable data for marketers, researchers and application publishers through an automated platform. We are seeking to generate several revenue streams from our data collection and analysis, including, among other things; advertising, data licensing, and custom research.

(Screenshot of Data Intelligence HomeGraph landing page.)

We also offer a self-service alternative through our MobiExchange product, which is a SaaS fee model. MobiExchange is a data focused technology solution that enables individuals and companies to rapidly build actionable data and insights for their own use. MobiExchange’s easy-to-use, self-service tools allow users to reduce the complex technical and financial barriers typically associated with turning offline data, and other business data, into actionable digital products and services. MobiExchange provides out-of-the-box private labeling, flexible branding, content management, user management, user communications, subscriptions, payment, invoices, reporting, gateways to third party platforms, and help desk among other things.

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

Publisher Platform for Monetization and Compliance

Our Content publisher platform is a single-vendor ad tech operating system that allows publishers to better monetize their opt-in user data and advertising inventory. The platform includes tools for: consent management, audience building, a direct advertising interface and inventory enhancement. Due to the much publicized developments in privacy and data security laws and regulations (such as the European Union’s General Data Protection Regulation or GDPR and the California Consumer Privacy Act of 2018 or CCPA by way of example) along with Apple and Google’s removal of identifiers, we believe that content publishers are facing two material issues: increased costs due to privacy compliance rules, and decreased revenue due to the restrictions selling user identifier data to third parties. We believe this is causing a paradigm shift in the publishing market. Previously content publishers could provide user identifier information to demand-side platforms (or DSP’s) to create user profiles for audience targeting. Now both the user identifier data and the functionality to create profiled data segments from that identifier data (known as first party data) must be owned by the content publisher. Additionally, publishers must also manage the targeting of their audiences in-house utilizing these identifier and targeting data. We recently launched our SaaS publisher platform in response to these needs.

All Publisher data is siloed and secured, using the highest industry standards, optimizing compliance with privacy and data laws that may be applicable. Our platform helps publishers worry less about the integrity of their first party data and allows them to focus on effectively monetizing their inventory.

Users of the publisher platform get access to benefits of our publisher platform, including among other things:

•	A Consent Manager for publishers to meet all privacy requirements in connection with their collection of an audience’s data.

•	An Audience Builder to build detailed databases of targeted audiences from the user identifier data.

•	A Direct Purchase Interface to increase revenue from direct advertising sales to target audiences; and

•	An Inventory Enhancer to enhance the publisher’s supply of audience data with compliant meta-tags.

Mobiquity
Franklin Jr.
Super Admin
DASHBOARD
CONSENT MANAGEMENT
Open Requests
Request History
Reporting
Data Mapping
AUDIENCE MANAGEMENT
Create an Audience
Manage Segments
TBD
Need help? Our CS team is a click away
search...
Required
Enter a name for this Audience Segment
Enable this segment
Device Type
Operating System
Supply Type
Gender
App/Site Language
Ad Position
Secure Supply
Country
State
City
DMA
ZIP Code
US Counties
Congressional Districts
Lat/Long Radii
KML/Polygon
Select an Audience Parameter from the left to customize it
Your Selection
Device Type
Cities
SAVE THIS SEGMENT

(Screenshot of Publisher Platform Audience Management landing page.)

We believe that irrespective of whether a publisher chooses to engage with us to use our publisher platform or not, they will need to find a solution that allows advertisers to advertise to the publisher’s audience directly through the publisher.

Our Strategy

Our strategy in the advertising technology space is to provide enterprises with three proprietary solutions that are highly efficient and effective for monetization of data and advertising with privacy and data regulatory compliance. We believe that our platforms give users in these markets the capability of running programmatic campaigns without the need for an extensive marketing team, which enables them to better compete with their larger competitors who have greater marketing financial and human capital resources. Our sales and marketing approach is focused on providing a de-fragmented operating system that facilitates a considerably more efficient and effective way for advertisers and publishers to transact with each other. Mobiquity plans to hire several new sales and sales support individuals to help generate additional revenue through the use of our three platforms.

Our strategy is based on problems we perceived in the advertising technology industry as it has rapidly grown over the last few years and the evolving privacy and data laws and regulations that make it more difficult to achieve desired results. Our goal is to help our clients increase revenue, decrease cost and add transparency while complying with privacy and data laws.

Our Revenue Sources

We target publishers, brands, advertising agencies and other advertising technology companies as our audience for our three platform products. We generate revenue from our platforms through two verticals:

•	The first is licensing one or more of our platforms as a white-label product for use by advertising agencies, demand-side platforms (or DSP’s), brands and publishers. Under the white-label scenario, the user licenses a platform from us and is responsible for running its own business operations and is billed a percentage of amounts spent on advertising run through the platform.

•	The second revenue stream is a managed services model, in which, the user is billed a higher percentage of revenue run through a platform, but all services are managed by us.

Our Intellectual Property

Our portfolio of technology consists of various intellectual property including proprietary source code, trade secrets and know-how that we have developed internally. We own our technology, although we use open-source software for certain aspects, and we protect it though trade secrets and confidentiality requirements set out in our employee handbook which each employee acknowledges, and assigning any technology creations and improvements to us. We also have two patents that relate to our location-based mobile advertising technology business which we are not operating. These patents and patents pending are not material to, or used in, our platform related technology that we use in our current operations.

Governmental Regulations

Federal, state, and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. We strive to comply with all applicable laws, regulations, self-regulatory requirements, and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. As we develop and provide solutions that address new market segments, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. From time to time, we may be notified of or otherwise become aware of additional laws and regulations that governmental organizations or others may claim should be applicable to our business. Our failure to anticipate the application of these laws and regulations accurately, or other failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our net revenues to decrease, our costs to increase or our business otherwise to be harmed. See “Item 1A.”

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet, e-commerce, and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce, or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications, and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. See “Risk Factors—Our business practices with respect to data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection”; and “Risk Factors-- Changes in consumer sentiment or laws, rules or regulations regarding tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect data on consumer shopping behavior.”

Competition

We compete in the programmatic advertising, data management, and user compliance management industries and in all other facets of our business against small, medium and large companies throughout the United States. Some examples include companies such as Liveramp, The TradeDesk and OneTrust. Although we can give no assurance that our business will be able to compete against other companies with greater experience and resources, we believe we have a competitive advantage with our proprietary software and technology platform based on our view that our competitor’s products do not provide the end-to-end solutions that our product solutions do, and their minimum fees are substantially higher than ours for a comparative suite of solutions. See “Risk Factors — We face intense and growing competition, which could result in reduced sales and reduced operating margins and limit our market share.”

Employees and Contractors

As of December 31, 2022, we have 14 employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize several additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

Customers

For fiscal 2022 and 2021, sales of our products to two customers generated approximately 48% and 31% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice.

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

Item 1A. Risk Factors

An investment in our securities is highly speculative, involves a high degree of risk and should be made only by investors who can afford a complete loss. If any of the following risks actually occurs, then our business, financial condition or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

Risks Relating to our Business Operations

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the past several fiscal years.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2022, and 2021, we reported net losses of $8,062,328 and $18,333,383 (as restated), respectively, and net cash used in operating activities of $6,187,383 and $6,717,324 (as restated), respectively. As of December 31,2022, we had an aggregate accumulated deficit of $210,507,222. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the foreseeable future. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern, and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the past several fiscal years. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock issued in the recently completed offering, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing, including funds raised in the recently completed offering. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business. For further discussion about our ability to continue as a going concern and our plan for future liquidity.

We cannot predict our future capital needs and we may not be able to secure additional financing.

From January 2013 through December 2022, we raised a total of over $60 million in private equity and debt financing to support our transformation from an integrated marketing company to a technology company. Since we might be unable to generate recurring or predictable revenue or cash flow to fund our operations, we will likely need to seek additional (perhaps substantial) equity or debt financing to provide the capital required to maintain or expand our operations. We expect that we will also need additional funding for developing products and services, increasing our sales and marketing capabilities, and acquiring complementary companies, technologies, and assets (there being no such acquisitions which we have identified or are pursuing as of the date of this Form 10-K), as well as for working capital requirements and other operating and general corporate purposes. We cannot predict our future capital needs with precision, and we may not be able to secure additional financing on terms satisfactory to us, if at all, which could lead to termination of our business. If we elect to raise additional funds or additional funds are required, we may seek to raise funds from time to time through public or private equity offerings, debt financings or other financing alternatives. Additional equity or debt financing may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing operational development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations. Failure to secure additional financing on favorable terms could have severe adverse consequences to us.

Our previously issued December 31, 2021, consolidated financial statements and related disclosures as filed on Form 10-K/A and quarterly periods within fiscal years 2021 and 2020 as filed on Form 10-Q were restated in December 2022.

On December 1, 2022, we filed Amendment No. 2 to our Form 10-K for the fiscal year ended December 31, 2021, and we reached a determination to restate our previously issued December 31, 2021, consolidated financial statements and related disclosures as filed on Form 10-K/A and quarterly periods within fiscal years 2021 and 2020 as filed on Form 10-Q. The restatement primarily related to the following:

•	The recording of expense for common stock and warrants issued in equity financings. The warrants were a direct offering cost and should have been recorded as a reduction in additional paid-in capital;

•	The recording of the sale of warrants for cash that should have increased additional paid-in capital and not be reported as other income;

•	The recording of a mark-to-market adjustment for stock sold to a third party. The Company recognized a gain as a part of other income and a decrease to additional paid-in capital. The recognition of other income should not have been recorded as the Company was not a holder of an investment of its own stock; and

•	Various reclassifications throughout our balance sheets, statements of operations, stockholders’ equity and cash flows to better reflect the nature or classification of each transaction.

The restatement of the consolidated financial statements does not affect the Company’s previously reported total assets, total liabilities or revenues. Additionally, there are no compliance matters with any lender or other third parties as a result of the restatement. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 and that the Company’s internal control over financial reporting was not effective as of December 31, 2021 solely as a result of a material weakness in controls related to the aforementioned. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business. As a result of the restatements disclosed in Amendment No. 2 of the 2021 Form 10-K/A, the quarterly financial statements for the periods ended March 31, 2022 and June 30, 2022 were restated in the Company’s Form 10-Q for the quarter ended September 30, 2022.The Company erroneously recorded a total of $500,500 in stock-based compensation expense during the quarter ended June 30, 2022 pursuant to three stock option awards granted in April 2019. The expense associated with these awards should have been fully recognized during the year ended December 31, 2021, based on the requisite service periods underlying the option awards. This adjustment is reflected in the restated accounts for the year ended December 31, 2021, and all affected and restated quarterly periods within fiscal years 2020 and 2021, as disclosed in the Annual Report on Form 10-K/A (Amendment No. 2) for the years ended December 31, 2021, and 2020 filed with the SEC on December 1, 2022. All other adjustments to additional paid-in capital and accumulated deficit, totaling $3,089,809, relate to adjustments recorded prior to January 1, 2022, as discussed in the Form 10-K/A (Amendment No. 2).

We could become subject to shareholder litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.

We may be come subject to shareholder litigation as a result of the Restatement if stockholders assert that the trading price of our common stock was adversely affected by the Restatement. In addition, as part of the Restatement, we identified material weaknesses in our internal controls over financial reporting. As a result of the Restatement and such material weakness, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition. In addition, the market for our securities may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price may continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may become the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

The Company’s financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic.

Since March 2020, COVID -19 has caused a material and substantial adverse impact on our general economy and our business operations. It has caused there to be a substantial decrease in our sales, cancellations of purchase orders and has resulted in accounts receivables not being timely paid as anticipated. Further, it has caused us to have concerns about our ability to meet our obligations as they become due and payable. In this respect, our business is directly dependent upon and correlates closely to the marketing levels and ongoing business activities of our existing clients. If material adverse developments in domestic and global economic and market conditions adversely affect our clients’ businesses, such as COVID-19, our business and results of operations could (and in the case of COVID-19) equally suffer. Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. COVID-19 future widespread economic slowdowns in any of these markets, particularly in the United States, may negatively affect the businesses, purchasing decisions and spending of our clients and prospective clients, and payment of accounts receivable due us, which could result in reductions in our existing business as well as our new business development and difficulties in meeting our cash obligations as they become due. In the event of continued widespread economic downturn caused by COVID-19, we will likely continue to experience a reduction in projects, longer sales and collection cycles, deferral or delay of purchase commitments for our data products, processing functionality, software systems and services, and increased price competition, all of which could substantially adversely affect revenue and our ability to remain a going concern. In the event we remain a going concern, the impacts of the global emergence of Coronavirus disease (COVID-19) on our business, sources of revenues and the general economy, are currently not fully known. We are conducting business as usual with some modifications to employee work locations, and cancellation of certain marketing events, among other modifications. We lost a purchase order in excess of one million dollars with a major US sports organization. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, although we do anticipate it to continue to negatively impact our financial results during fiscal years 2023.

Forecasts of our revenue are difficult.

When purchasing our products and services, our clients and prospects are often faced with a significant commitment of capital, the need to integrate new software and/or hardware platforms and other changes in company-wide operational procedures, all of which result in cautious deliberation and evaluation by prospective clients, longer sales cycles, and delays in completing transactions. Additional delays result from the significant up-front expenses and substantial time, effort, and other resources necessary for our clients to implement our solutions. For example, depending on the size of a prospective client’s business and its needs, a sales cycle can range from two weeks to 12 months. Because of these longer sales cycles, revenues and operating results may vary significantly from period to period. As a result, it is often difficult to accurately forecast our revenues for any fiscal period as it is not always possible for us to predict the fiscal period in which sales will actually be completed. This difficulty in predicting revenue, combined with the revenue fluctuations we may experience from period to period, can adversely affect and cause substantial fluctuations in our stock price.

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

The reliability of our solutions depends upon the integrity and quality of the data in our database. A failure in the integrity or a reduction in the quality of our data could cause a loss of customer confidence in our solutions, resulting in harm to our brand, loss of revenue and exposure to legal claims. We may experience an increase in risks to the integrity of our database and quality of our data as we move toward real-time, non-identifiable, consumer-powered data through our products. We must continue to invest in our database to improve and maintain the quality, timeliness, and coverage of the data if we are to maintain our competitive position. Failure to do so could result in a material adverse effect on our business, growth, and revenue prospects.

Our business practices with respect to data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection.

Federal, state, and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. We strive to comply with all applicable laws, regulations, self-regulatory requirements, and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements, and obligations. Any failure, or perceived failure, by us to comply with federal, state, or international laws or regulations, including laws and regulations regulating privacy, data security, marketing communications or consumer protection, or other policies, self-regulatory requirements or legal obligations could result in harm to our reputation, a loss in business, and proceedings or actions against us by governmental entities, consumers, retailers, or others. We may also be contractually liable to indemnify and hold harmless performance marketing networks or other third parties from the costs or consequences of noncompliance with any laws, regulations, self-regulatory requirements, or other legal obligations relating to privacy, data protection and consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any such proceeding or action, and any related indemnification obligation, could hurt our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. Furthermore, the costs of compliance with, and other burdens imposed by, the data and privacy laws, regulations, standards, and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our products.

A significant breach of the confidentiality of the information we hold or of the security of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation, and results of operations. Our business requires the storage, transmission, and utilization of data. Although we have security and associated procedures, our databases may be subject to unauthorized access by third parties. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess. Furthermore, we face increasing cyber security risks as we receive and collect data from new sources, and as we and our customers continue to develop and operate in cloud-based information technology environments. In the event that our protection efforts are unsuccessful, and we experience an unauthorized disclosure of confidential information or the security of such information or our systems are compromised, we could suffer substantial harm. Any breach could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information, intellectual property and other confidential business information. Such a security breach could result in operational disruptions that impair our ability to meet our clients’ requirements, which could result in decreased revenues. Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective clients to reject our products and services in the future and deterring data suppliers from supplying us data. Further, we could be forced to expend significant resources in response to a security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims, all of which could divert the attention of our management and key personnel away from our business operations. In any event, a significant security breach could materially harm our business, financial condition and operating results.

Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business and results of operations.

Our product platforms are hosted and managed on Amazon Web Service (AWS) and takes full advantage of open standards for processing, storage, security, and big data technology. Specifically, our data intelligence platform uses the following AWS services: EC2, Lambda, Kafka, Kinesis, S3, Storm, Spark, Machine Learning, RDS, Redshift, Elastic Map Reduction, CloudWatch, DataBricks, and Elastic Search Service with built-in Kibana integration. Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business, results of operations and financial condition. Our business is heavily dependent upon highly complex data processing capability. The ability of our platform hosts and managers to protect these data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters is beyond our control and is critical to our ability to succeed.

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

Our technology may contain undetected errors, defects, or bugs. As a result, our customers or end users may discover errors or defects in our technology or the systems incorporating our technology may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our solution, impair the reputation of our brand and diminish the attractiveness of our product offerings to our customers.  In addition, we may utilize third party technology or components in our products, and we rely on those third parties to provide support services to us. Failure of those third parties to provide necessary support services could materially adversely impact our business.

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

From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Any dispute or litigation regarding patents or other intellectual property could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation, which could divert the attention of our management and key personnel away from our business operations. A claim of intellectual property infringement could force us to enter into a costly or restrictive license agreement, which might not be available under acceptable terms or at all or could subject us to significant damages or to an injunction against development and sale of certain of our products or services.

We face intense and growing competition, which could result in reduced sales and reduced operating margins and limit our market share.

We compete in the data, marketing, and research business and in all other facets of our business against small, medium and large companies throughout the United States. Some examples include companies such as LiveRamp, The TradeDesk and OneTrust. If we are unable to successfully compete for new business our revenue growth and operating margins may decline. The market for our advertising and marketing technology operating system platform is competitive. We believe that our competitors’ product offerings do not provide the end-to-end solutions our product solutions do, and their minimum fees are substantially higher than ours for a comparative suite of solutions. However, barriers to entry in our markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of these competitors may be in a better position to develop new products and strategies that more quickly and effectively respond to changes in customer requirements in our markets. The introduction of competent, competitive products, pricing strategies or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business. Our failure to meet a client’s expectations in any type of contract may result in an unprofitable engagement, which could adversely affect our operating results and result in future rejection of our products and services by current and prospective clients. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. These pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

Many of our competitors are substantially larger than we are and have significantly greater financial, technical, and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

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

A substantial portion of our revenue has been derived from customers that programmatically purchase and sell advertising inventory through our platform. We expect that spending on programmatic ad buying and selling will continue to be a significant source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing spend through our platform. The market for programmatic ad buying is an emerging market, and our current and potential customers may not shift quickly enough to programmatic ad buying from other buying methods, reducing our growth potential. Because our industry is relatively new, we will encounter risks and difficulties frequently encountered by early-stage companies in similarly rapidly evolving industries, including the need to:

•	Maintain our reputation and build trust with advertisers and digital media property owners;

•	Offer competitive pricing to publishers, advertisers, and digital media agencies;

•	Maintain quality and expand quantity of our advertising inventory;

•	Continue to develop, launch, and upgrade the technologies that enable us to provide our solutions;

•	Respond to evolving government regulations relating to the internet, telecommunications, mobile, privacy, marketing, and advertising aspects of our business;

•	Identify, attract, retain, and motivate qualified personnel; and

•	Cost-effectively manage our operations, including our international operations.

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

For the year ended December 31, 2022, and 2021, total sales of our products to two customers represented approximately 48% and 31% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. If we lose any of our customers, or any of them decide to scale back on purchases of our products, it will have a material adverse effect on our financial condition and prospects. Therefore, we must engage in continual sales efforts to maintain revenue, sustain our customer relationships, and expand our client base or our operating results will suffer. If a significant client fails to renew a contract or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business is not obtained to replace or supplement that which was lost. We may require additional financial resources to expand our internal and external sales capabilities, although we plan to use a portion of the net proceeds of the recently completed offering for this purpose. We cannot assure that we will be able to sustain our customer relationships and expand our client base. The loss of any of our current customers or our inability to expand our customer base will have a material adverse effect on our business plans and prospects.

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

As we are in the business of providing services to publishers, advertisers, and agencies, we must deliver effective digital advertising campaigns. Despite our efforts to implement fraud protection techniques in our platforms, some of our advertising and agency campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by computers designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given digital advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. Industry self-regulatory bodies, the U.S. Federal Trade Commission and certain influential members of Congress have increased their scrutiny and awareness of, and have taken recent actions to address, advertising fraud and other malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business.

The loss of advertisers and publishers as customers could significantly harm our business, operating results, and financial condition.

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

Attracting new advertisers and publishers requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. Our solutions, including our programmatic solutions, and our business model often requires us to spend substantial time and effort educating our own sales force and potential advertisers, advertising agencies, supply side platforms and digital media properties about our offerings, including providing demonstrations and comparisons against other available solutions. This process is costly and time-consuming. If we are not successful in targeting, supporting, and streamlining our sales processes, our ability to grow our business may be adversely affected.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce, and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce, or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications, and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply, or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.

We may be required to invest significant monies upfront in capital intensive project(s) which we may be unable to recover.

Failure to recover significant, up-front capital investments required by certain client contracts could be harmful to the Company’s financial condition and operating results. Certain of our client contracts require significant investment in the early stages, which we expect to recover through billings over the life of the contract. These contracts may involve the construction of new computer systems and communications networks or the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction, and deployment phases. Failure to successfully meet our contractual requirements under these contracts over their life increases the possibility that we may not recover our capital investments in these contracts. Failure to recover our capital investments could be detrimental to the particular engagement as well as our operating results.

We are subject to payment-related risks and, if our customers do not pay or dispute their invoices, our business, financial condition, and operating results may be adversely affected.

We may be involved in disputes with agencies and their advertisers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to collect or make adjustments to bills to customers, we could incur write-offs for bad debt, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition, and operating results. Even if we are not paid by our customers on time or at all, we are still obligated to pay for the advertising inventory we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

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

We will be relying on funding from a subsequent offering or cashflow to pay a $1,437,500 Promissory Note to an investor, and if we are unable to pay the Note when it becomes due, we will be in default.

On December 30, 2022, Walleye Opportunities Master Fund Ltd. agreed to invest $1,437,500 in the Company in exchange for a senior secured 20% OID nine-month promissory note among other securities. This Note, as amended, matures and is payable on or before September 30, 2023, and it provides that the investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in the offering covered by this prospectus who hold the purchased Company securities at the time the prepayment demand is made unanimously consent to the prepayment. We expect we will rely on proceeds from future fundings or cashflow from operations to repay the Note on the maturity date or earlier at our option, or if the investor demands prepayment which is consented to. If we are unable to raise additional funding after the recently completed offering or do not generate sufficient cashflow to repay the Note when due, we will be in default under the Note if we do not pay it. In the event of default, the investor may elect to convert all or a portion of the Note at a conversion price based on closing price of the Company’s common stock on Nasdaq at the time of default subject to a floor. The Note, as amended further, requires the Company to use reasonable efforts to obtain, on or before May 15, 2023, stockholder approval to permit the Company to issue the requisite number of shares upon conversion in accordance with Nasdaq Rule 5635(a)(1) and/or 5635(d) (the so-called Nasdaq 20% Rule). If we fail to obtain such stockholders approval on a timely basis, and the Note is converted, and we cannot deliver the shares to the investor, we will be liable for penalties, and the investor can rescind the conversion, requiring us to repay the Note. This failure to repay the Note could have a material adverse effect on our financial condition.

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

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. Our indebtedness could have other important consequences to you as a shareholder. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments could result in an event of default under our debt financing agreements;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.

Risks Relating to An Investment in Our Securities

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq Capital Markets(“NasdaqCM”), NasdaqCM could delist our common stock and 2021 warrants.

Our common stock and 2021 Warrants are listed on the NasdaqCM. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On January 13, 2023, we received a letter from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq’s Listing Rules, the Company has a 180-day grace period, until July 12, 2023, during which the Company may regain compliance if the bid price of its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

If we do not regain compliance with the bid price requirement, we may be eligible for an additional 180-calendar day compliance period so long as we satisfy the criteria for initial listing on the NasdaqCM and the continued listing requirement for market value of publicly held shares and we provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. A reverse stock split requires the approval of our shareholders, and we cannot assure that we will receive the requisite shareholder vote to allow us to effectuate a stock split. In the event we are not eligible for the second grace period, the Nasdaq staff will provide written notice that our Common Stock is subject to delisting; however, we may request a hearing before the Nasdaq Hearings Panel, which request, if timely made, would stay any further suspension or delisting action by the Nasdaq pending the conclusion of the hearing process and expiration of any extension that may be granted by the Hearings Panel.

On January 4, 2023, we received a deficiency notification from the Listing Qualifications Department of The NasdaqCM notifying the Company of its noncompliance with the NasdaqCM Listing Rule 5620(a) to hold an annual meeting of shareholders within no later than one year after the end of the Company’s fiscal year end. Under NasdaqCM Rules the Company now has 45 calendar days to submit a plan to regain compliance and can grant up to 180 calendar days from the fiscal year end, or until June 29, 2023, to regain compliance.

On December 14, 2022, we received a deficiency letter from the Listing Qualifications Department of The NasdaqCM notifying the Company of its noncompliance with the NasdaqCM Listing Rule 5550(b)(1) for the NasdaqCM, which requires that a listed company’s stockholders’ equity be at least $2.5 million. In accordance with NasdaqCM rules, the Company has 45 calendar days from the date of the notification to submit a plan to regain compliance with NasdaqCM Listing Rule 5550(b)(1). The Company intends to submit a compliance plan within 45 days of the date of the notification and will evaluate available options to resolve the deficiency and regain compliance. If the Company’s compliance plan is accepted, the Company may be granted up to 180 calendar days from December 14, 2022, to evidence compliance.

In order to maintain the listing of its common stock on The NasdaqCM, the Company must demonstrate compliance with Listing Rule 5550(b)(1) which requires the Company to maintain: (1) Stockholders’ equity of at least $2.5 million; or (2) Market Value of Listed Securities of at least $35 million. The Company’s plan of compliance outlined a plan for compliance with the stockholders’ equity standard requirement by completing the recently completed offering. As the net proceeds of the recently completed offering was approximately $2,950,000, which is lower than the amount anticipated, the Company will likely need to raise additional capital and to amend its plan of compliance.

The Company intends to regain compliance with each of the applicable continued listing requirements of The NasdaqCM prior to the end of the compliance periods set forth in the Hearings Panel decision. However, until Nasdaq has reached a final determination that the Company has regained compliance with all of the applicable continued listing requirements, there can be no assurances regarding the continued listing of the Company’s common stock and 2021 Warrants on Nasdaq. If our common stock and 2021 Warrants cease to be listed for trading on the NasdaqCM, we would expect that our Common Stock and 2021 Warrants would be traded on one of the three tiered marketplaces of the OTC Markets Group. If Nasdaq were to delist our common stock and 2021 Warrants, it would be more difficult for our stockholders to dispose of our common stock or 2021 Warrants and more difficult to obtain accurate price quotations on our common stock or 2021 Warrants. The delisting of the Company’s common stock and 2021 Warrants from Nasdaq would have a material adverse effect on the Company’s access to capital markets, and any limitation on market liquidity or reduction in the price of its common stock as a result of that delisting would adversely affect the Company’s ability to raise capital on terms acceptable to the Company, if at all.

Even if a reverse stock split achieves the requisite increase in the market price of our common stock, we cannot assure you that we will be approved for listing on the NasdaqCM or able to comply with other continued listing standards of the NasdaqCM.

Even if a reverse stock split, if approved by our stockholders, achieves the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of Nasdaq, there can be no assurance that the market price of our common stock following the reverse stock split will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain Nasdaq’s minimum bid price requirement.

The NasdaqCM requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Although we are taking certain actions to regain compliance with Nasdaq listing standards, including a potential reverse stock split and the recently completed offering, we can provide no assurance that any such action taken by us would enable us to regain or remain in compliance, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

A reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, a reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Provisions of the Series 2023 Warrants could discourage an acquisition of us by a third party, may have an adverse effect on the market price of our common stock, and make it more difficult to affect a business combination.

Certain provisions of the Series 2023 Warrants could make it more difficult or expensive for a third party to acquire us. The Series 2023 Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of the Series 2023 Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

Additionally, to the extent we issue shares of common stock to affect a future business combination, the potential for the issuance of a substantial number of additional shares upon exercise of the Series 2023 Warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such Series 2023 Warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, the Series 2023 Warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring a target business. Additionally, the sale, or even the possibility of sale, of the shares of common stock underlying the Series 2023 Warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the Series 2023 Warrants are exercised, you may experience dilution to your holdings.

A current and effective prospectus relating to the common stock issuable upon exercise of the Series 2023 Warrants, holders will only be able to exercise such Series 2023 Warrants on a “cashless basis.”

If we do not file and maintain a current and effective registration statement relating to the common stock issuable upon exercise of the 2023 Warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the Series 2023 Warrants will be fewer than it would have been had such holder exercised his, her or its Series 2023 Warrants for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their Series 2023 Warrants for cash if a current and effective registration statement relating to the common stock issuable upon exercise of the Series 2023 Warrants is available. Under the terms of the underwriting agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective registration statement relating to the common stock issuable upon exercise of the Series 2023 Warrants until the expiration of the Series 2023 Warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our Company may be reduced or the Series 2023 Warrants may expire worthless.

The market price of our common stock is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock and our warrants is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

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

As of March 28, 2023, we have approximately 12,342,000 shares of common stock free trading or eligible for sale under rule 144 out of a total of approximately 17,053,893 outstanding common shares. Any increase in freely trading shares or the perception that such securities will or could come onto the market could have an adverse effect on the trading price of the securities. No prediction can be made as to the effect, if any, that sales of these securities, or the availability of such securities for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock and warrants may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities or impair our shareholders’ ability to sell on the open market. Additionally, any substantial increase of our shares that are eligible to be sold into the market in the near future could cause the market price of our common shares to drop significantly, even if our business is doing well.

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

In May 2022 and again in November 2022, our Audit Committee concluded, after discussion with the Company’s management and independent registered public accounting firm BF Borgers, CPA PC, that the previously issued financial statements during the Affected Period should no longer be relied upon due to:

•	The recording of compensation expense for warrants issued in an equity financing. The warrants were a direct offering cost and should have been recorded as a reduction in additional paid-in capital,

•	The recording of the sale of warrants for cash that should have increased additional paid-in capital and not other income,

•	The recording of a mark to market adjustment for stock sold to third parties. The Company recognized a gain as a part of other income and a decrease to additional paid-in capital, this entry was made in error as the Company was not a holder of an investment of its own stock,

•	The reduction of our net operating loss carryforward and related deferred tax assets; and

•	Various reclassifications throughout our balance sheet, statement of operations, stockholders’ equity and cash flows to better reflect the nature or classification of each transaction.

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We in the past identified significant deficiencies in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements.

We have concluded that we have not maintained effective internal control over financial reporting through the past three years ended December 31, 2022. The Company determined that it has deficiencies over financial statements recording in areas of recording revenue and expenses in proper cut off as well as proper classification of accounts. Significant deficiencies and material weaknesses in our internal control could have a material adverse effect on us. Due to these deficiencies, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We are working to remediate these deficiencies and material weaknesses. We are taking steps to enhance our internal control environment to establish and maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance.

Internal Controls Remediation Efforts

During fiscal 2022, we have worked to remediate the deficiencies and material weaknesses in our internal controls. We have taken steps to enhance our internal control environment to improve and maintain effective internal control over financial reporting and changes in corporate governance. In this regard, the Company is in the process of adopting several corporate governance policies, and will expand on its 2021 established Audit Committee and other committees of the Board of Directors. The Audit Committee, as a priority, initiated the process of segregating tasks and processes to ensure proper internal controls over financial reporting. In connection with this process the Company:

•	Hired additional staff, both internally and externally, to the Finance department, with sufficient GAAP and public company financial reporting experience. These hires began their duties in Q3 2022.
•	Hired a consultant, Refidential One, to assist in internal control review, risk assessment, process documentation, gap remediation, control testing and monitoring. Starting in February 2022, Refidential One, in accord with the Company, achieved the following results:
	o	Identified internal control issues brought forth by process walkthroughs and internal control testing.
	o	Successfully implemented remediations to address such internal control issues in 2022.
	o	Implemented monitoring activities to ensure these controls are effective, incorporated the testing of these controls in the second half of 2022, and will continue to test and monitor the controls in 2023 and beyond.

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

Our common stock (and our warrants) may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

Our common stock and warrants may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00) in the future. While our common stock and warrants are currently not considered “penny stock” since they are listed on the NasdaqCM, if we are unable to maintain that listing and our common stock and warrants are no longer listed on the NasdaqCM, unless we maintain a per-share price above $5.00, our common stock and warrants will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. As a result, you must rely on stock appreciation and a liquid trading market for any return on your investment. If an active and liquid trading market does not develop, you may be unable to sell your shares of common stock at or above the price in the recently completed offering at the time you would like to sell.

Our principal stockholders, directors and executive officers have a material level of control over us, which could delay or prevent a change in our corporate control favored by our other stockholders.

Currently, our principal stockholders, directors, and executive officers beneficially own, in the aggregate, approximately 27.4% of our outstanding common stock. The interests of our current directors and executive officers may differ from the interests of other stockholders. As a result, these current directors and officers could have the ability to exercise material influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets and material financing transactions;

•	election of directors;

•	adoption of or amendments to stock option plans; or

•	amendment of charter documents.

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

In addition, our board of directors could authorize the issuance of new series of preferred stock that is convertible into our common shares or may also authorize the sale of additional shares of authorized common stock, which could decrease the relative voting power of our common shares or result in dilution to our existing shareholders.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements, and the Nasdaq maintenance listing requirements, that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our management team is relatively inexperienced in complying with these requirements, and our management resources are limited, which may lead to errors in our accounting and financial statements, and which may impair our operations. This inexperience and lack of resources may also increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis or comply with NasdaqCM listing requirements, resulting in loss of market confidence and/or governmental or private actions against us, or delisting from NasdaqCM. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company is presently utilizing the office space of its Chief Financial Officer as its principal executive office located at 35 Torrington Lane, Shoreham, NY 11786. All employees of the Company are working remotely.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer

Common Stock

In the past, our Common Stock traded on the OTCQB under the symbol “MOBQ” on a limited basis. In October 2021, our Board of Directors approved the filing, and we submitted an application in compliance with the NASDAQ rules and regulations to list and trade our Company’s securities on the NasdaqCM. Trading commenced for our common stock and 2021 warrants on December 9, 2021. The following table sets forth the range of high and low closing sales prices of our Common Stock for the last two fiscal years.

Quarters Ended	High	Low
March 31, 2021	$10.95	$6.15
June 30, 2021	$9.50	$5.50
September 30, 2021	$10.25	$6.45
December 31, 2021	$9.50	$2.01
March 31, 2022	$2.80	$1.20
June 30, 2022	$2.75	$0.64
September 30, 2022	$2.47	$0.90
December 31, 2022	$1.59	$0.34

The closing sales price on March 28, 2023, was $0.194 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown, or commissions.

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

2021 Warrants

Our 2021 Warrants commenced trading on the NasdaqCM on December 9, 2021, under the symbol “MOBQW.” The high and low sales price of our warrants was $0.8093 and $0.025, respectively, for the period December 14, 2021, through March 29, 2023. The closing sales price on March 29, 2023, was $0.025 per warrant. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

Holders of Record

As of February 8, 2023, there were 136 active holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. As of February 1, 2023, the Company has a list consisting of 1,576 beneficial (“NOBO”) holders who do not object to having their names provided to the Company. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, New York NY.

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

RECENT SALES OF UNREGISTERED SECURITIES

(a) In fiscal 2021, we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

2021	Common stock	265,000 shares	Services rendered	Rule 506; Section 4(2)	Not applicable

2021	Common Stock	236,768 shares	Note conversion	Section 3(a)(9)	Not applicable

2021	Common Stock	49,384 shares	Warrant conversions cashless exercise	Section 3(a)(9)	Each warrant exercise. Price$5.395, Expiration date 9/17/2026

2021	Common Stock	375,000 shares	Series C Preferred Stock conversion	Section 3(a)(9)	(1)

2021	Common Stock	2,631,764 shares	Shares sold for cash	Rule 506; Section 4(2)	Not applicable

2021	Common Stock	92,900 shares	Original issue discount	Rule 506; Section 4(2)	Not applicable

2021	Common Stock	6,250 shares	Series AAA Preferred Stock conversion	Rule 506; Section 4(2)	Not applicable

________________

(1)	1,500 Series C Warrants were converted into 375,000 common shares and a like number of warrants, exercisable at $48.00 per share through September 2023.

(b) For fiscal 2022, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2022	Common Stock	50,000 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2022	Common Stock	1,878,440 shares 888,166 warrants	Note conversion of $2,412,500 of Secured debt and $150,000 of unsecured debt	Section 3(a)(9)	Secured debt converted at $1.25 and $1.50 per share and unsecured debt converted at $2.00 and $4.00 per share (1)(2)

2022	Common Stock	922,448 shares	$1,187,500 raised, no commissions paid	Rule 506, Section 4(2)	Not applicable

(1)	The secured investor converted $2,502,500 of principal into 1,368,333 common shares and warrants to purchase 684,166 shares of common stock at an exercise price of $4.00 per share through September 2029.
(2)	The secured investor converted $510,000 of principal into 408,000 common shares and warrants to purchase 204,000 shares of common stock at an exercise price of $4.00 per share through September 2029.

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the Investor), entered into a Securities Purchase Agreement (the Agreement), which closed on January 4, 2023, for the Investor to purchase from the Company (i) a senior secured 20% OID nine-month promissory note in an aggregate original principal amount of $1,437,500 (the Investor Note), and (ii) a five year warrant to purchase 2,613,636 shares of the Company’s common stock at an exercise price of $0.44 per share which is not exercisable until July 1, 2023 (the Investor Warrant). A total of 522,727 shares of Common Stock, or approximately 7.5% of the Company’s outstanding shares of Common Stock (post-issuance), were issued to the Investor as an incentive on the transaction, excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. A fee of $103,500 plus warrants to purchase 26,136 shares of Common Stock, exercisable at $0.484 per share, were issued to Spartan Capital Securities LLC. These warrants were subsequently cancelled on February 7, 2023. Approximately $163,000 of the loan proceeds were utilized to retire a small business loan originally in the principal amount of $150,000. The Investor Note will only become convertible into Common Stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Note matures and is payable on or before September 30, 2023, and it provides that the investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in the offering covered by this prospectus who hold the purchased Company securities at the time the prepayment demand is made unanimously consent to the prepayment. We expect we will rely on proceeds from future fundings or cashflow from operations to repay the Note on the maturity date or earlier at our option, or if the investor demands prepayment which is consented to. If we are unable to raise additional funding after the recently completed offering or do not generate sufficient cashflow to repay the Note when due, we will be in default under the Note if we do not pay it. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all of their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above described transaction contain certain piggy-back registration rights after the completion of our February 2023 offering. We have completed various other financings as described under the Notes to Consolidated Financial Statements. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended.

RECENT PURCHASES OF SECURITIES

In 2022 and 2021, we had no repurchases of our Common Stock, except as described above.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated for the fiscal year ended December 31, 2021, to give effect to the restatement of our financial statements, as more fully described in Note 3 to our financial statements entitled “Restatement of Financial Statements” contained in our Form 10-KA Amendment No.2 for the fiscal year ended December 31, 2021. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company’s operations are subject to significant risks and uncertainties including financial and operational risks including the potential risk of business failure.

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

Fair Value of Financial Instruments

The Company accounts for financial instruments at fair value, which as is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. There are three levels of inputs that may be used to measure fair value:

•	Level 1—Valuation based on quoted market prices in active markets for identical assets or liabilities in active markets;

•	Level 2—Valuation based on quoted prices in active markets for similar assets and liabilities; and

•	Level 3—Valuation based on unobservable inputs that are supported by little or no market activity, which require management’s best estimate of what market participants would use as fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. At December 31, 2022 and December 31, 2021, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s long-term debt approximates its carrying value based on current financing rates available to the Company.

The Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 1, Level 2, or Level 3 instruments.

Accounts Receivable

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

The allowance for doubtful accounts was approximately $1,091,000 and $821,000 at December 31, 2022 and 2021, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 Impairment or Disposal of Long-Lived Assets. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets and compares this to the carrying amounts of the assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) to align revenue recognition more closely with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

Identify the contract with a customer.

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

Identify the performance obligations in the contract.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2022 and 2021 contained a significant financing component.

Allocate the transaction price to performance obligations in the contract.

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

Each of the Company’s customer contracts is deemed to have a single performance obligation.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 Compensation – Stock Compensation using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, which is generally the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the Black-Scholes model for measuring the fair value of options and other equity instruments granted to both employees and non-employees.

When determining fair value of stock-based compensation, the Company considers the following assumptions incorporated into the Black-Scholes model:

•	Exercise price,

•	Expected dividends,

•	Expected volatility,

•	Risk-free interest rate; and

•	Expected life of option

Recent Accounting Pronouncements

We consider the applicability and impact of all new accounting pronouncements on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements, including the following pronouncements that may affect the Company, as issued by the Financial Accounting Standards Board (FASB) through the date these consolidated financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective, that when adopted, are likely to have a material impact on the consolidated financial statements of the Company.

Financial Instruments – Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for the Company for the fiscal year beginning after December 15, 2022, including interim periods within those fiscal years.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal year and interim periods beginning after December 15, 2022.

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: On September 30, 2022, the FASB issued ASU 2022-03 (ASU 2022-03), which clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security. The ASU also requires specific disclosures related to such an equity security, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. ASU 2022-03 clarifies that a “contractual restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). The ASU also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. For public business entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted.

Accounting for Convertible Instruments: In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

The Company adopted this pronouncement on January 1, 2022.

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

Results of Operations

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

The following table sets forth certain selected consolidated statement of operations data for the periods indicated in dollars. In addition, the period-to-period comparison may not be indicative of future performance.

	Year Ended
	December 31, 2022	December 31, 2021 (As Restated)
Revenues	$4,167,272	$2,672,615
Cost of revenues	2,295,404	1,954,383
Gross profit (loss)	1,871,868	718,232
General and administrative expenses	9,213,632	13,607,759
Loss from operations	$(7,341,764)	$(12,889,527)

We generated revenues of $4,167,272 in fiscal 2022 as compared to $2,672,615 for same period for fiscal 2021, an increase of $1,494,657. The nationwide economic impact of COVID-19 during the past twenty-four months severely reduced operations and we are now seeing a turnaround starting in the end of fiscal 2022 with a decreasing impact from COVID-19, although we have concerns regarding the overall US economy and a potential recession. The Company has developed several new features which we believe will help grow revenue in 2023 and beyond. We anticipate releasing one or more new products and services in 2023 that will address many of the changes that have affected the AdTech industry over the last year.

Cost of revenues was $2,295,404 or 55% of revenues in fiscal 2022 as compared to $1,954,383 or 73% of revenues in the same fiscal period of fiscal 2021. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales. During fiscal 2021, the Company incurred certain costs associated with populating the MobiExchange platform with “targeting data” and “audiences.” Such costs were not repeated or as substantial during fiscal 2022 thus resulting in higher overall margins associated with revenue for the MobiExchange services for fiscal 2022.

Gross profit was $1,871,868 or 45% of revenues for fiscal 2022 as compared to $718,232 in the same fiscal period of 2021 or 27% of revenues. The increased sales have resulted from increased efforts from our sales force and the recovery from COVID-19.

General and administrative expenses were $9,213,632 for fiscal 2022 compared to $13,607,759 (restated) in the comparable period of the prior year, a decrease of $4,394,127. Overall decrease in operating costs primarily related to decreases stock-based compensation of $4,551,619, computer support of $191,485, and professional fees of $247,823, offset by increase in license and permits of $194,422, commission of $325,812, and salaries and payroll taxes of $370,154.

The net loss from operations for fiscal 2022 was $7,341,764 as compared to $12,889,527 (restated) for the comparable period of the prior year. While our loss from operations decreased by $5,547,763 due to improved revenues over the comparable 12 months of fiscal 2021, the continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2022, and 2021.

We had cash of $220,854 at December 31, 2022. Cash used in operating activities for the year ended December 31, 2022, was $6,187,383. This resulted from a net loss of $8,062,328, partially offset by non-cash expenses, including depreciation and amortization of $609,963, stock-based compensation of $83,605, stock issued for service of $84,500, loss on debt extinguishment of $855,296, and inducement expense of $101,000. For the year ended December 31, 2022, cash used in investing activities was $8,004 related to the purchase of property and equipment. Cash provided by financing activities of $1,030,996 was the result of issuance of common stock, net of issuance costs, of $1,187,500, offset by repayments of notes payable totaling $156,504.

We had cash of $5,385,245 at December 31, 2021. Restated cash used in operating activities for the year ended December 31, 2021, was $6,717,324. This resulted from a restated net loss of $18,333,383, partially offset by non-cash expenses, including depreciation and amortization of $808,300, stock-based compensation of $4,635,224, stock issued for service of $1,158,026, and impairment expense of $3,600,000. For the year ended December 31, 2021, restated cash used in investing activities was $6,472 related to the purchase of property and equipment. Restated cash provided by financing activities of $11,506,859 was the result of proceeds received from the issuance of notes payable totaling $4,143,000 and repayments of notes payable totaling $2,840,337, as well as stock and warrants issued for cash, net of direct offering costs, of $10,204,196.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2023 and beyond until cash flow from our proximity marketing operations becomes substantial.

Recent Financings

On October 19, 2021, the Company filed a Form S-1 Registration Statement (File no. 333-260364) with the Securities and Exchange Commission to raise over $10 million dollars in an underwritten public offering. The next day the Company filed an application to list our common stock on the NasdaqCM under the symbol “MOBQ.” This offering was completed on December 13, 2021, and the Company retired the loans of Talos Victory Fund, LLC and Blue Lake Partners LLC out of the gross proceeds it received of approximately $10.3 million. Also, Talos Victory Fund, LLC and Blue Lake Partners, LLC converted all of their warrants on a cashless basis into 24,692 common shares and 24,692 common shares, respectively.

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the Investor), entered into a Securities Purchase Agreement (the Agreement), which closed on January 4, 2023, for the Investor to purchase from the Company (i) a senior secured 20% OID nine-month promissory note in an aggregate original principal amount of $1,437,500 (the Investor Note), and (ii) a five year warrant to purchase 2,613,636 shares of the Company’s common stock at an exercise price of $0.44 per share which is not exercisable until July 1, 2023 (the Investor Warrant). Proceeds from the Agreement were received in January 2023. A total of 522,727 shares of Common Stock, or approximately 7.5% of the Company’s outstanding shares of Common Stock (post-issuance), were issued to the Investor as an incentive on the transaction, excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. A fee of $103,500 plus warrants to purchase 26,136 shares of Common Stock, exercisable at $0.484 per share, were issued to Spartan Capital Securities LLC. These warrants were subsequently cancelled on February 7, 2023. Approximately $163,000 of the loan proceeds were utilized to retire a small business loan originally in the principal amount of $150,000. The Investor Note will only become convertible into Common Stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Note matures and is payable on or before September 30, 2023, and it provides that the investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in the offering covered by this prospectus who hold the purchased Company securities at the time the prepayment demand is made unanimously consent to the prepayment. We expect we will rely on proceeds from future fundings or cashflow from operations to repay the Note on the maturity date or earlier at our option, or if the investor demands prepayment which is consented to. If we are unable to raise additional funding after the recently completed offering or do not generate sufficient cashflow to repay the Note when due, we will be in default under the Note if we do not pay it. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all of their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above described transaction contain certain piggy-back registration rights after the completion of our February 2023 offering. We have completed various other financings as described under the Notes to Consolidated Financial Statements. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended.

February 2023 Public Offering

On February 13, 2023, Mobiquity Technologies, Inc. entered into an underwriting agreement (the Underwriting Agreement) with the Spartan Capital Securities, LLC (the Underwriter) relating to the public offering of 3,777,634 shares of common stock (the Shares) and pre-funded warrants to purchase 4,286,883 shares of common stock, accompanied by Series 2023 Warrants to purchase 12,096,776 shares of common stock (the February 2023 Offering). The offered securities are priced at a public offering price of $0.465 per combination of one share of common stock or pre-funded warrant, accompanied by one Series 2023 Warrant.

Each pre-funded warrant is exercisable at any time for the purchase of one share of common stock at an exercise price of $0.0001 per share. Each Series 2023 Warrant is exercisable for five years for the purchase of 1.5 shares of common stock at an exercise price of $0.465 per 1.5 shares. The Series 2023 Warrants also have an alternative cashless exercise permitting the holder to acquire 0.75 shares for each 1.5 shares any time after the earlier of (i) 30 days following the initial exercise date of February 14, 2023 and (ii) the date on which the aggregate trading volume of the Company's common stock beginning on the initial exercise date of the Series 2023 Warrants exceeds 36,290,322 shares. Additionally, the exercise price of both the pre-funded and Series 2023 warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like.

The Company also granted the Underwriters a 45-day option to purchase up to an additional 1,209,678 shares of common stock and/or pre-funded warrants in lieu of shares, and accompanying Series 2023 Warrants to purchase 1,814,517 shares of common stock at the public offering price less the underwriting discounts and commissions, to cover over-allotments, if any.

The net proceeds to the Company from the sale of the Shares and Warrants, after deducting the Underwriters’ discounts and commissions and estimated offering expenses payable by the Company, are expected to be approximately $2,950,000. The February 2023 Offering closed on February 16, 2023. The over-allotment has not been exercised and the Company cannot assure as to whether the Underwriters will exercise all or any part of the over-allotment option.

Additionally, the Registration Statement acted as a post-effective amendment to the Company’s registration statement on Form S-1 (File No. 333-260364) which registered, among other securities, five-year warrants, exercisable at $4.98 per share (the 2021 Warrants) and 2,807,937 shares issuable upon the exercise of the 2021 Warrants.

Between the closing of the February 2023 Offering and March 28, 2023, one or more investors holding pre-funded warrants converted their pre-funded warrants into 3,036,667 shares of common stock, and converted 806,451 of the Series 2023 Warrants into 403,226 shares of common stock.

Description of Series 2023 Warrants and Pre-Funded Warrants Sold in the February 2023 Offering

Series 2023 Warrants

General

The following is a brief summary of certain terms and conditions of the Series 2023 Warrants that were offered in the February 2023 Offering. The following description is subject in all respects to the provisions contained in the form of Series 2023 Warrant, the form of which was filed as an exhibit to the recently completed registration statement.

Exercisability

The Series 2023 Warrants are immediately exercisable at any time after their original issuance up to the date that is five years after their original issuance. Each of the Series 2023 Warrants will be exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and, at any time a registration statement registering the issuance of the shares of common stock underlying the Series 2023 Warrants under the Securities Act is effective and available for the issuance of such shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise. If a registration statement registering the issuance of the shares of common stock underlying the Series 2023 Warrants under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the Series 2023 Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Series 2023 Warrant. No fractional shares of common stock will be issued in connection with the exercise of a Series 2023 Warrant. In lieu of fractional shares, we will pay the holder an amount in cash equal to the fractional amount multiplied by the exercise price.

Alternative Cashless Exercise

On or after the earlier of (i) March 16, 2023 and (ii) the date on which the aggregate composite trading volume of the Company's common stock as reported by Bloomberg LP beginning on the initial exercise date of the Series 2023 Warrants exceeds 36,290,322 shares, a holder of Series 2023 Warrants may also provide notice and elect an “alternative cashless exercise” pursuant to which they would receive an aggregate number of shares equal the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.50. For purposes of clarity, one Series 2023 Warrant to purchase one and one-half shares would be exercisable for 0.75 shares under this alternative cashless exercise provision.

Exercise Limitation

A holder will not have the right to exercise any portion of the Series 2023 Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, upon election by a holder prior to the issuance of any warrants, 9.99%) of the number of shares of our shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, upon at least 61 days’ prior notice from the holder to us with respect to any increase in such percentage.

Exercise Price

The exercise price per one and one-half shares of common stock purchasable upon exercise of the Series 2023 Warrants is $0.465. The exercise price of the Series 2023 Warrants may also be reduced to any amount and for any period of time at the sole discretion of our board of directors. The exercise price and number of shares of common stock issuable upon exercise will adjust in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our shares of common stock.

Redemption

On or after August 13, 2023, in the event that the NasdaqCM closing price of our common stock equals or exceeds $1.86 per share (i.e. 400% of the combined February 2023 Offering price per common share and Series 2023 Warrant) for a period of at least ten consecutive trading days, then, provided that a current registration statement covering the resale of the shares underlying the Series 2023 Warrants is in effect, the Company has the right to redeem the Series 2023 Warrants on ten days prior written notice at a redemption price of $0.001 per Series 2023 Warrant, subject to the warrant holder’s right to convert at any time through the close of business on the trading date prior to the redemption date.

Transferability

Subject to applicable laws, the Series 2023 Warrants may be offered for sale, sold, transferred or assigned without our consent.

Exchange Listing

We do not intend to apply for the listing of the Series 2023 Warrants offered in the aforementioned offering on any stock exchange. Without an active trading market, the liquidity of the Series 2023 Warrants will be limited.

Rights as a Stockholder

Except as otherwise provided in the Series 2023 Warrants or by virtue of such holder’s ownership of our shares of common stock, the holder of a Series 2023 Warrant does not have the rights or privileges of a holder of our shares of common stock, including any voting rights, until the holder exercises the warrant.

Fundamental Transactions

In the event of a fundamental transaction, as described in the Series 2023 Warrants and generally including, with certain exceptions, any reorganization, recapitalization or reclassification of our shares of common stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the acquisition of more than 50% of our outstanding shares of common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by our outstanding shares of common stock, the holders of the Series 2023 Warrants will be entitled to receive upon exercise of the warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the warrants immediately prior to such fundamental transaction. Additionally, as more fully described in the Series 2023 Warrant, in the event of certain fundamental transactions, the holders of the Series 2023 Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value of the Series 2023 Warrants on the date of consummation of such transaction.

Governing Law

The Series 2023 Warrants are governed by New York law.

Pre-Funded Warrants

General

The term “pre-funded” refers to the fact that the purchase price of the pre-funded warrants in the recently completed offering includes almost the entire exercise price that will be paid under the pre-funded warrants, except for a nominal remaining exercise price of $0.0001. The purpose of the pre-funded warrants is to enable investors that may have restrictions on their ability to beneficially own more than 4.99% (or, at the election of such purchaser, 9.99%) of our outstanding common stock following the consummation of the recently completed offering the opportunity to invest capital into the Company without triggering their ownership restrictions, by receiving pre-funded warrants in lieu of shares of our common stock which would result in such ownership of more than 4.99% or 9.99%, as applicable, and receiving the ability to exercise their option to purchase the shares underlying the pre-funded warrants at a nominal price at a later date.

The following is a brief summary of certain terms and conditions of the pre-funded warrants which were offered in our recently completed offering. The following description is subject in all respects to the provisions contained in the form of pre-funded warrant, the form of which was filed as an exhibit to the aforementioned registration statement.

Exercise Price

Pre-funded warrants have an exercise price of $0.0001 per share. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders.

Exercisability

The pre-funded warrants are exercisable at any time after their original issuance and until exercised in full. The pre-funded warrants will be exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and by payment in full of the exercise price in immediately available funds for the number of shares of common stock purchased upon such exercise. As an alternative to payment in immediately available funds, the holder may elect to exercise the pre-funded warrant through a cashless exercise, in which the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. No fractional shares of common stock will be issued in connection with the exercise of a pre-funded warrant.

Exercise limitations

The pre-funded warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of our common stock then outstanding (including for such purpose the shares of our common stock issuable upon such exercise). However, any holder may increase or decrease such beneficial ownership limitation upon notice to us, provided that such limitation cannot exceed 9.99%, and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered. Purchasers of pre-funded warrants in the recently completed offering may also elect prior to the issuance of the pre-funded warrants to have the initial exercise limitation set at 9.99% of our outstanding shares of common stock.

Transferability

Subject to applicable laws, the pre-funded warrants may be offered for sale, sold, transferred or assigned without our consent.

Exchange listing

There is no established trading market for the pre-funded warrants and we do not expect a market to develop. In addition, we do not intend to apply for the listing of the pre-funded warrants on any national securities exchange or other trading market. Without an active trading market, the liquidity of the pre-funded warrants will be limited.

Fundamental transactions

In the event of a fundamental transaction, as described in the pre-funded warrants and generally including any reorganization, recapitalization or reclassification of our common stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the acquisition of more than 50% of our outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by our outstanding common stock, upon consummation of such a fundamental transaction, the holders of the pre-funded warrants will be entitled to receive upon exercise of the pre-funded warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the pre-funded warrants immediately prior to such fundamental transaction without regard to any limitations on exercise contained in the pre-funded warrants.

No rights as a stockholder

Except as otherwise provided in the pre-funded warrant or by virtue of such holder’s ownership of shares of our common stock, the holder of a pre-funded warrant does not have the rights or privileges of a holder of our common stock, including any voting rights, until the holder exercises the pre-funded warrant. The pre-funded warrants will provide that holders have the right to participate in distributions or dividends paid on our common stock.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mobiquity Technologies, Inc.

Opinion on the Consolidated Financial Statement

We have audited the accompanying consolidated balance sheet of Mobiquity Technologies, Inc (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has an accumulated deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2022.

Palm Beach Gardens, FL

March 31, 2023
PCAOB ID 4048

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mobiquity Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mobiquity Technologies, Inc. as of December 31, 2021, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Restatement of December 31, 2021 Financial Statements

As discussed in the form 10-K the financial statements have been restated to correct certain misstatements.

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

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor from 2018 to 2022

Lakewood, CO

March 29, 2022, except for the effects of the restatement as to which the date is November 28, 2022

Mobiquity Technologies, Inc.

Consolidated Balance Sheets

	December 31,	December 31, 2021
	2022	(As Restated)

Current Assets
Cash	$220,854	$5,385,245
Accounts receivable, net	340,935	388,112
Prepaid and other current assets	59,200	11,700
Total Current Assets	620,989	5,785,057

Property and equipment, net	15,437	20,335

Goodwill	1,352,865	1,352,865
Intangible assets, net	646,284	1,247,019

Total Assets	$2,635,575	$8,405,276

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$2,302,807	$2,367,600
Contract liabilities	193,598	–
Long-term debt, current portion	–	656,504
Total Current Liabilities	2,496,405	3,024,104

Long Term Liabilities
Long-term debt, less current portion	150,000	2,462,500

Total Liabilities	2,646,405	5,486,604

Commitments and Contingencies (Note 9)

Stockholders' Equity (Deficit)
Preferred stock Series AA; $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding	–	–
Preferred stock Series AAA; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series C; $0.0001 par value, 1,500 shares authorized, no shares issued and outstanding	–	–
Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Common stock; $0.0001 par value, 100,000,000 shares authorized, 9,311,639 and 6,460,751 shares issued and outstanding	931	650
Treasury stock; $0.0001 par value 37,500 shares outstanding at December 31, 2022 and December 31, 2021	(1,350,000)	(1,350,000)
Additional paid-in capital	211,845,452	206,712,907
Accumulated deficit	(210,507,222)	(202,444,894)
Total Stockholders' Equity (Deficit)	(10,830)	2,918,672
Total Liabilities and Stockholders' Equity (Deficit)	$2,635,575	$8,405,276

See Notes to consolidated financial statements.

Mobiquity Technologies, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2022	2021 (As Restated)

Revenues	$4,167,272	$2,672,615

Cost of revenues	2,295,404	1,954,383

Gross profit	1,871,868	718,232

General and administrative expenses	9,213,632	13,607,759

Loss from operations	(7,341,764)	(12,889,527)

Other income (expense)
Interest expense	(152,393)	(1,417,268)
Loss on extinguishment of debt - related party	(855,296)	–
Impairment of intangible asset	–	(3,600,000)
Inducement expense	(101,000)	–
Interest income	2,303	–
Amortization of debt discount	–	(692,430)
Loss on disposal of fixed assets	(3,673)	–
Gain on settlement of liability	389,495	–
Gain on forgiveness of debt	–	265,842
Total other income - net	(720,564)	(5,443,856)

Net loss	$(8,062,328)	$(18,333,383)

Loss per share - basic and diluted	$(0.99)	$(5.47)

Weighted average number of shares outstanding - basic and diluted	8,143,126	3,351,335

See Notes to consolidated financial statements.

Mobiquity Technologies, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(As Restated)

	Series AAA Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Paid-in	Treasury Shares		Accumulated	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(As Restated)
Balance at December 31, 2021 (As Restated)	31,413	$3	–	$–	61,688	$6	6,460,751	$650	$206,712,907	37,500	$(1,350,000)	$(202,444,894)	$2,918,672
Stock issued for services	–	–	–	–	–	–	50,000	5	84,495	–	–	–	84,500
Stock issued for cash	–	–	–	–	–	–	922,448	87	1,187,413	–	–	–	1,187,500
Stock based compensation	–	–	–	–	–	–	–	–	83,605	–	–	–	83,605
Stock issued for conversion of long-term debt	–	–	–	–	–	–	1,878,440	189	3,777,032	–	–	–	3,777,221
Net loss	–	–	–	–	–	–	–	–	–	–	–	(8,062,328)	(8,062,328)
Balance at December 31, 2022	31,413	$3	–	$–	61,688	$6	9,311,639	$931	211,845,452	37,500	$(1,350,000)	$(210,507,222)	$(10,830)

	Series AAA Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Paid-in	Treasury Shares		Accumulated	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(As Restated)
Balance at December 31, 2020 (As Restated)	56,413	$6	1,500	$–	61,688	$6	2,803,685	$282	$188,347,902	37,500	$(1,350,000)	$(184,111,511)	$2,886,685
Stock issued for services	–	–	–	–	–	–	265,000	27	1,158,001	–	–	–	1,158,028
Stock issued for cash and warrants - net of offering costs of $974,000 (as restated)	–	–	–	–	–	–	2,631,764	263	10,203,934	–	–	–	10,204,197
Stock based compensation (as restated)	–	–	–	–	–	–	–	–	4,635,224	–	–	–	4,635,224
Conversion of convertible debt to common stock	–	–	–	–	–	–	236,768	24	1,347,132	–	–	–	1,347,156
Stock issued with debt recorded as debt discount	–	–	–	–	–	–	92,900	10	700,567	–	–	–	700,577
Warrants issued for interest expense (as restated)	–	–	–	–	–	–	–	–	320,188	–	–	–	320,188
Exercise of warrants for common stock (as restated)	–	–	–	–	–	–	49,384	5	(5)	–	–	–	–
Conversion of Series AAA preferred stock	(25,000)	(3)	–	–	–	–	6,250	1	2	–	–	–	–
Conversion of Series C preferred stock	–	–	(1,500)	–	–	–	375,000	38	(38)	–	–	–	–
Net loss (as restated)	–	–	–	–	–	–	–	–	–	–	–	(18,333,383)	(18,333,383)
Balance at December 31, 2021 (As Restated)	31,413	$3	–	$–	61,688	$6	6,460,751	$650	$206,712,907	37,500	$(1,350,000)	$(202,444,894)	$2,918,672

See Notes to consolidated financial statements.

Mobiquity Technologies, Inc.

Consolidated Statements of Cash Flows

(As Restated)

	Year Ended
	December 31,
	2022	2021 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(8,062,328)	$(18,333,383)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,228	7,565
Amortization of intangibles	600,735	800,735
Loss on disposal of fixed assets	3,674	–
Amortization of debt discount	–	780,079
Recognition of share based compensation	83,605	4,635,224
Loss on debt extinguishment - related party	855,296	–
Gain on settlement of liability	(389,495)	–
Stock issued for services	84,500	1,158,026
Warrants issued for interest expense	–	320,188
Impairment of intangibles asset	–	3,600,000
Gain on forgiveness of PPP loan	–	(265,842)
Inducement expense	101,000	–
Increase in allowance for bad debt	270,254	434,390
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(223,079)	876,217
Prepaid expenses and other assets	(47,500)	43,788
Increase (decrease) in accounts payable and accrued expenses	333,129	(774,311)
Increase in contract liabilities	193,598	–
Net cash used in operating activities	(6,187,383)	(6,717,324)

Cash Flows from Investing Activities
Purchases of property and equipment	(8,004)	(6,472)
Net cash used in investing activities	(8,004)	(6,472)

Cash Flows from Financing Activities
Proceeds from the issuance of notes payable - net	–	4,143,000
Common stock issued for cash	1,187,500	–
Repayment on notes payable	(156,504)	(2,840,337)
Proceeds from stock and warrants issued for cash - net of offering costs	–	10,204,196
Net cash provided by financing activities	1,030,996	11,506,859

Net (decrease) increase in cash	(5,164,391)	4,783,063

Cash - beginning of year	5,385,245	602,182

Cash - end of year	$220,854	$5,385,245

Supplemental disclosure of cash flow Information
Cash paid for interest	$145,052	$424,616
Cash paid for taxes	$2,420	$2,065

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for conversion of long-term debt and accrued interest	$2,820,925	$1,347,156
Cashless exercise of warrants for common stock	$–	$5

See Notes to consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Mobiquity Technologies, Inc. was incorporated in the State of New York and has the following subsidiaries:

Company Name	State of Incorporation
Mobiquity Networks, Inc.	New York
Advangelists, LLC	Delaware

Mobiquity Networks, Inc.

Mobiquity Networks, Inc. is a wholly owned subsidiary of Mobiquity Technologies, Inc., commencing operations in January 2011. Mobiquity Networks started and developed as a mobile advertising technology company focused on driving foot-traffic throughout its indoor network and has evolved and grown into a next generation data intelligence company. Mobiquity Networks, Inc. operates our data intelligence platform business.

Advangelists, LLC

Advangelists LLC is a wholly owned subsidiary of Mobiquity Technologies, Inc., acquired through a merger transaction in December 2018, and operates our ATOS platform business.

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2022, the Company had:

•	Net loss of $8,062,328 and
•	Net cash used in operations was $6,187,383

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Additionally, at December 31, 2022, the Company had:

•	Accumulated deficit of $210,507,222
•	Stockholders’ deficit of $10,830, and
•	Working capital deficit of $1,875,416

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $220,854 at December 31, 2022.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the year ended December 31, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

Without sufficient revenues from operations, if the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. In addition to the gross proceeds of $1,437,500 received in conjunction with the Securities Purchase Agreement with Walleye Opportunities master Fund Ltd. in January 2023, and the $2,950,000 in total net proceeds expected to be received in conjunction with the February 2023 Offering (see Note 10), the Company may explore obtaining additional capital financing, and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued, as the Company will need additional capital to meet its financial obligations. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

•	Execution of business plan focused on technology development and improvement,
•	Seek out equity and/or debt financing to obtain the capital required to meet the Company’s financial obligations, in addition to the gross proceeds of $1,437,500 received in January 2023 noted above. There is no assurance, however, that lenders and investors will continue to advance capital to the Company or that the new business operations will be profitable.
•	Continuing to explore and execute prospective partnering, distribution and acquisition opportunities,
•	Identifying unique market opportunities that represent potential positive short-term cash flow.

Coronavirus (“COVID-19”) Pandemic

During the year ended December 31, 2022, the Company’s financial results and operations were adversely impacted by the COVID-19 pandemic. The Company is a data location company with a specialty to drive traffic to retail stores. In the prior two (2) years, the Company suffered from the effects of the pandemic due to lack of traffic to retail stores related to mandated stay-at-home restrictions and the Company drastically curtailed its operations. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The pandemic also had an effect on the Company’s ability attain new customers or retain existing customers, and to collect on its outstanding accounts receivable, resulting in an increase of its allowance for doubtful accounts in fiscal 2022 of approximately $324,000. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including stock-based compensation and deferred tax asset valuation allowance, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks and the potential of overall business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and net earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s service offerings. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Fair Value of Financial Instruments

The Company accounts for financial instruments at fair value, which as is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. There are three levels of inputs that may be used to measure fair value:

•	Level 1—Valuation based on quoted market prices in active markets for identical assets or liabilities in active markets;

•	Level 2—Valuation based on quoted prices in active markets for similar assets and liabilities; and

•	Level 3—Valuation based on unobservable inputs that are supported by little or no market activity, which require management’s best estimate of what market participants would use as fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. At December 31, 2022 and December 31, 2021, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s long-term debt approximates its carrying value based on current financing rates available to the Company.

The Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 1, Level 2, or Level 3 instruments.

Cash and Cash Equivalents and Concentrations of Risk

For purposes of presentation in the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2022 and December 31, 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows.

For fiscal 2022 and 2021, sales of our products to one and two customers generated approximately 39% and 31% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on our results of operations and financial condition.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Accounts Receivable

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Three and six of our customers combined accounted for approximately 82% and 55% of outstanding accounts receivable at December 31, 2022 and 2021, respectively.

The Company had net accounts receivable of $340,935, $388,112, and $1,698,719 at December 31, 2022, 2021 and 2020, respectively.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for doubtful accounts. The Company provides its allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

The allowance for doubtful accounts was approximately $1,091,000 and $821,000 at December 31, 2022 and 2021, respectively. This allowance relates to receivables generated in previous years for which collection is uncertain, based in part, as a result of many customers being adversely impacted by COVID-19.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets and compares this to the carrying amounts of the assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During the year ended December 31, 2021, the Company identified potential impairment triggering events related to the reduction in its projected revenue from adverse economic conditions caused by the COVID-19 pandemic and uncertainty for recovery given the volatility of the capital markets. The Company performed an impairment assessment of its ATOS Platform intangible asset in December 2021 and determined that the carrying value of the asset exceeded its fair value by an estimate of $3,600,000. The charge was recognized in the fourth quarter of 2021, which resulted in the asset being written down to a net book value of zero.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in current results of operations.

Goodwill

The Company’s goodwill represents the excess of the consideration transferred for the acquisition of Advangelists, LLC in December 2018 over the fair value of the underlying identifiable net assets acquired. Goodwill is not amortized but instead, it is tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge in an amount equal to the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit during the fiscal quarter in which the determination is made.

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of December 31, 2022, and 2021. No impairment of goodwill was recognized by the Company for fiscal 2022 or 2021.

Intangible Assets

In December 2018, the Company acquired the majority of its intangible assets through its acquisition of Advangelists LLC, which included customer relationships and the ATOS platform technology. The Company amortizes its identifiable definite-lived intangible assets over an estimated period of 5 years. See Note 3 for further details.

Derivative Financial Instruments

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (ASC 480), Distinguishing Liabilities from Equity and FASB ASC Topic No. 815, (ASC 815) Derivatives and Hedging.

Terms of financial instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. As of December 31, 2022 and 2021, the Company had no derivative liabilities.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Debt Issuance Costs

Debt issuance costs paid to lenders, or third parties are amortized to interest expense in the consolidated statements of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. There were no unamortized debt issuance costs remaining at December 31, 2022 and 2021.

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

Identify the contract with a customer.

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

Identify the performance obligations in the contract.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2022 and 2021 contained a significant financing component.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Allocate the transaction price to performance obligations in the contract.

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

The Company satisfies performance obligations at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Under both managed services arrangements or self-service arrangements, the Company’s promised services under the contracts include identification, bidding and purchasing of advertisement opportunities. The Company also generally has discretion in establishing the pricing of the ads. Since the Company is controlling the promise to deliver the contracted services, the Company is considered the principal in all arrangements for revenue recognition purposes.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of December 31, 2022, there were $193,598 in contract liabilities outstanding that we expect to recognize as revenue in our next fiscal year. There were no upfront payments received as of December 31, 2021.

Revenues

All revenues recognized were derived from internet advertising for the years ended December 31, 2022, and 2021.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations.

The Company did not incur advertising costs during the year ended December 31, 2022, and recognized $1,454 in such costs during the year ended December 31, 2021.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Stock-Based Compensation

The Company accounts for our stock-based compensation, including stock options and common stock warrants, under ASC 718 Compensation – Stock Compensation, using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the requisite service period for employee awards, which is usually the vesting period, and when the goods are obtained or services are received, for nonemployee awards. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also applies to transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards.

The fair value of stock-based compensation is generally determined using the Black-Scholes valuation model as of the date of the grant or the date at which the performance of the services is completed (measurement date).

When determining fair value of stock-based compensation, the Company considers the following assumptions in the Black-Scholes model:

•	Exercise price,
•	Expected dividends,
•	Expected volatility,
•	Risk-free interest rate; and
•	Expected life of option

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, Income Taxes (ASC 740). Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as gain or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2022 and 2021, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2022 and 2021. Open tax years subject to examination by the Internal Revenue Service generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdictions generally remain open for up to four years from the filing date.

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

Reclassification

For financial statement presentation purposes, the Company reclassified amounts among certain stockholders’ equity accounts to reflect shares of outstanding Series AAA, Series C, and Series E preferred stock at their par value, with the offsetting amounts presented as additional paid-in capital. Previously, the preferred stock accounts included par value of the preferred stock shares outstanding plus additional paid-in capital associated with the outstanding stock. Amounts reclassified were $493,869, $15,000, and $4,935,040 for the Series AAA, Series C, and Series E preferred stock, respectively, and the effects of such reclassifications are reflected as of December 31, 2020 on the accompanying consolidated financial statements, where applicable. There was no net effect on total stockholders’ equity or net loss for any period as a result of these reclassifications.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Recent Issued Accounting Pronouncements

We consider the applicability and impact of all new accounting pronouncements on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board (FASB) through the date these consolidated financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective, that when adopted, will have a material impact on the consolidated financial statements of the Company.

Financial Instrument – Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the expected impact of adopting ASU 2016-13 on its consolidated financial statements and disclosures.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of ASU 2021-08 on its consolidated financial statements and related disclosures.

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: On September 30, 2022, the FASB issued ASU 2022-03 (ASU 2022-03), which clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security. The ASU also requires specific disclosures related to such an equity security, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. ASU 2022-03 clarifies that a “contractual restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). The ASU also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. For public business entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2022-03 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncement

Accounting for Convertible Instruments: In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from U.S. GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

We adopted this pronouncement on January 1, 2022; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 3: INTANGIBLE ASSETS

Definite-Lived Intangible Assets

The ATOS platform technology was acquired through the Company’s acquisition of Advangelists, LLC in 2018 and 2019 and is described as follows:

•	The platform creates an automated marketplace of advertisers and publishers on digital media outlets to host online auctions to facilitate the sale of ad time slots (known as digital real estate) targeted at users while engaged on their connected TV, computer, or mobile device, and

•	gives advertisers the capability to understand and interact with their audiences and engage them in a meaningful way by the using ads in both image and video formats (known as rich media) to increase their customer base and foot traffic to their physical locations.

The other definite-lived intangible asset is a customer relationship asset also acquired through the Advangelists, LLC acquisition. Customer relationship intangible assets are being amortized over their estimated useful lives of five years. The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are also reviewed for impairment or obsolescence when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

	Useful Lives	December 31, 2022	December 31, 2021

Customer relationships	5 years	$3,003,676	$3,003,676
Less accumulated amortization		(2,357,392)	(1,756,657)
Net carrying value		$646,284	$1,247,019

The ATOS platform was determined to be fully impaired as of December 31, 2021. During the years ended December 31, 2022 and 2021, the Company recognized $600,735 and $800,735 of amortization expense, respectively, related to intangible assets, which is included in general and administrative expenses on the consolidated statements of operations.

Future amortization of definite-lived intangible assets, for years ending December 31, is as follows:

2023	$569,796
2024	76,488
Total	$646,284

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 4 – DEBT

Following is a summary of debt outstanding at December 31:

	December 31, 2022	December 31, 2021
Convertible Notes Payable - Related Party (a)	$–	$2,562,500
Convertible Notes Payable (b)	–	250,000
Small Business Administration (c)	150,000	150,000
Notes Payable – Accounts Receivable Factoring (d)	–	156,504
Total Debt	150,000	3,119,004
Current portion of debt	–	656,504
Long-term portion of debt	$150,000	$2,462,500

(a)	From September through March 2021, the Company issued to Dr. Gene Salkind, a director of the Company, along with an affiliate of Dr. Salkind, a total of $2,562,500 in 15% Senior Secured Convertible Promissory Notes (the Salkind Notes). The Salkind Notes had the following terms, as amended:

•	The Salkind Notes were convertible at any time at a conversion rate of $32.00 (subsequently amended in April 2021 to $4.00).

•	The Company could require the Salkind Notes to be converted at any time that the trailing thirty (30) day volume weighted average price per share (as more particularly described in the Salkind Notes) of the Company’s common stock is above $4.00 per share (as amended).

•	Upon conversion of the Salkind Notes, the Company was to issue warrants for the purchase of common stock of the Company. The number of common shares granted under the warrants was equivalent to 50% of the total shares issued under the principal converted. The warrants are immediately exercisable at a price of $4.00 (as amended) per share through September 2029.

•	The Salkind Notes were secured by assets of the Company and its subsidiaries.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The Salkind Notes contained customary events of default, which, if uncured, entitle the holders to accelerate payment of the principal and all accrued and unpaid interest under the promissory notes.

During 2021, the Company made $137,500 in cash payments on the total principal outstanding at the time of $2,700,000.

During fiscal 2022, the holders converted the remaining $2,562,500 of outstanding debt through two separate conversion transactions at mutually and Board approved reduced conversion prices of $1.50 and $1.25 per share, respectively, which also resulted in additional warrants being issued related to the 50% warrant coverage and based on the total shares issued. In connection with these conversions, a total of 1,776,333 restricted common shares were issued and warrants to purchase 888,166 restricted common shares at an exercise price of $4.00 per share exercisable through September 2029 were granted. The Company determined that these conversions resulted in debt extinguishment accounting under Accounting Standards Codification 470-50, Debt Modifications and Extinguishments. As a result, the Company recorded a total loss on debt extinguishment for fiscal 2022 of $855,296, which represented the excess of the debt reacquisition price over its carrying value at the time of the conversions. Accrued and unpaid interest on the Salkind Notes of $235,563 remains outstanding at December 31, 2022 and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet which can be converted at the amended conversion rate of $4.00.

(b)

During 2021, the Company issued multiple unsecured Convertible Promissory Notes for total debt proceeds of $250,000 to several private investors who are otherwise unaffiliated shareholders of the Company (Convertible Notes).

A total of $150,000 of non-interest bearing Convertible Notes were issued to a single debt holder with an initial conversion price of $6.00 per share, along with a total origination fee consisting of 7,500 shares of restricted common stock. During the year ended December 31, 2022, the debt holder converted the $150,000 of debt principal at a reduced conversion rate of $2.00 per share under an induced conversion arrangement that included an explicit time limit for conversion. The conversion resulted in the issuance of 75,000 shares of common stock and recognition of $101,000 in inducement expense on the accompanying consolidated statement of operations for the year ended December 31, 2022.

A total of $100,000 in 10% Convertible Notes were issued to three individuals with a maturity date of July 1, 2022. The 10% Convertible Notes contained an automatic conversion feature, effectively converting all outstanding and unpaid principal on the maturity date at a conversion rate of $4.00 per share. On July 1, 2022, $100,000 of convertible note principal, and accrued interest of $8,425, were converted into 27,107 common shares at the $4.00 conversion rate. Upon conversion, the $108,425 of principal and accrued interest was reclassified to stockholders’ equity.

(c)	In June 2020, the Company received an Economic Injury Disaster Loan of $150,000 from the Small Business Administration (SBA) which carries a thirty-year term, and interest at 3.7% per annum, with a maturity date in July of 2050. The loan is to be repaid in monthly installments, including principal and interest, of $731, beginning twelve months from the date of the loan. Total accrued and unpaid interest on the debt was $13,594 at December 31, 2022 and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The total principal outstanding has been presented as long-term liabilities as payments required to be made in 2023 will be applied to accrued interest.

(d)	In July 2021, Business Capital Providers, Inc. purchased certain future receivables from the Company at a discount under agreements dated July of 2021. All loans have been repaid in full as of December 31, 2022.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Gain on Forgiveness of Debt – PPP Loan

In May of 2020, the Company applied and received Small Business Administration (SBA) Cares Act loans due to the COVID-19 Pandemic. Each loan carried a five-year term and bore interest at 1.00% per annum (PPP Loan). The window to use the funds for the SBA specific purposes was a twenty-four-week period. If the funds were used for the allotted expenses the PPP Loans are to be forgiven in full. During the second quarter of 2021, the Company applied for and received forgiveness on the PPP Loan of $265,842, which was recognized as gain on forgiveness of debt on the accompanying consolidated statement of operations for the year ended December 31, 2021.

NOTE 5: INCOME TAXES

The Company has federal net operating loss carryforwards (“NOL’s) of $58,838,282 and $45,775,954 at December 31, 2022 and 2021, respectively, which may be available to reduce future taxable income indefinitely.

The tax effects of temporary differences which give rise to deferred tax assets are summarized as follows:

	December 31,
	2022	2021
Deferred tax assets
Net operating losses	$13,433,000	$11,421,000
Accounts receivable	286,000	205,000
Valuation allowance	(13,585,000)	(10,540,000)
Net deferred tax assets	134,000	1,086,000

Deferred tax liabilities
Property and equipment	(134,000)	(1,086,000)
Net deferred tax assets	$–	$–

The change in the Company’s valuation allowance was an increase of $3,045,000 and a decrease of $881,000 for the years ended December 31, 2022 and 2021, respectively, primarily related to the increase in net operating losses.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022		2021
Federal income tax at statutory rates	(21.00%	)	(21.00%	)
Change in deferred tax asset valuation allowance	25.00%		4.00%
Other	(4.00%	)	17.00%
Income taxes at effective rates	0.00%		0.00%

NOTE 6: STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 105,000,000 shares, comprised of 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, $0.0001 par value.

Of the 5,000,000 shares of preferred stock authorized, the Board of Directors has designated the following:

•	1,500,000 shares as Series AA Preferred Stock, none outstanding
•	1,250,000 shares as Series AAA Preferred Stock, 31,413 shares outstanding
•	1,250 shares as Series AAAA Preferred Stock, all previously outstanding shares of which have been redeemed or converted
•	1,500 shares as Series C Preferred Stock, none outstanding
•	2 shares as Series B Preferred Stock, all previously outstanding shares of which have been redeemed or converted
•	70,000 shares as Series E Preferred Stock, 61,688 shares outstanding

Rights Under Preferred Stock

The Company’s classes of preferred stock include the following provisions:

Optional Conversion Rights

•	Series AA preferred stock – one share convertible into 50 shares of common stock
•	Series AAA preferred stock – one share convertible into 100 shares of common stock
•	Series C preferred stock – one share convertible into 100,000 shares of commons stock
•	Series E preferred stock – one share at a rate of Stated Value, as defined, divided by $0.08, convertible commencing January 31, 2020

Redemption Rights

Series E preferred stock is redeemable at any time upon 30 days written notice by the Company and the holders, at a rate of 100% of the Stated Value, as defined.

Warrant Coverage

Series C preferred stock carries 100% warrant coverage upon preferred stock conversion, warrants exercisable through September 20, 2023 at an exercise price of $0.12.

No further voting, dividend or liquidation preference rights exist as of December 31, 2022 on any class of preferred stock.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Shares Issued for Services

Prior to 2021, the Company entered into a consulting agreement with Sterling Asset Management (Sterling) to provide business advisory services. Compensation paid to Sterling under the agreement was in the form of common stock. For the year ended December 31, 2021, the Company issued 7,500 shares of common stock to Sterling under this agreement. On May 28, 2021, the Company entered into a new contract with Sterling to provide assistance and recommendations to help build strategic partnerships and to provide the Company with advice regarding revenue opportunities, mergers and acquisitions. Under the new six-month contract, Sterling received 2,500 restricted common shares each month of the agreement (a total of 15,000 shares) and $75,000 in cash payments. The total fair value of the 22,500 shares of common stock compensation issued to Sterling for the year ended December 31, 2021 was $177,675.

On December 13, 2021, the Company entered into a consulting agreement with 622 Capital LLC to provide business advisory services over a term of six months. The consultant received 100,000 shares of restricted common stock upon execution of the agreement, which were fair valued at $321,000.

In December 2021, the Company entered into a consulting agreement with Alchemy Advisory LLC to provide business advisory services over a term of six months. The consultant received 100,000 shares of restricted common stock upon execution of the agreement, which were fair valued at $321,000.

On December 29, 2021, the Company entered into a consulting agreement with Pastel Holdings Inc. to provide business advisory services over a term of eighteen months commencing January 1, 2022. The Company is required to pay a $5,000 per month consulting fee during the term of the agreement and to issue five-year warrants for the purchase of 15,000 common shares at an exercise price of $4.565 per share. The total fair value of the warrants issued during the year ended December 31, 2022 was approximately $16,000.

In March 2022, the Company entered into a consulting agreement with John Columbia, Inc. to provide business advisory services. As compensation under the agreement, the Company issued 50,000 shares of common stock, fair valued at $1.69 per share, for a total of $84,500 in exchange for services rendered, as well as monthly payments of $20,000 over the term of the agreement, recognized as general and administrative services on the accompanying consolidated statement of operations for the year ended December 31, 2022.

Common Stock Issued for Cash

During 2021, the Company issued a total of 149,836 shares of its common stock under various subscription agreements with individual private accredited investors for a per share purchase price of $6.00 and cash proceeds totaling $898,990. The agreements had similar terms and were for the purchase of shares of common stock for cash.

On October 19, 2021, the Company filed a Form S-1 Registration Statement (File no. 333-260364) with the Securities and Exchange Commission to raise over $10 million dollars in an underwritten public offering. The next day the Company filed an application to list our common stock on the NASDAQ Capital Market under the symbol “MOBQ.” This offering was completed on December 13, 2021, and the Company retired the loans of Talos Victory Fund, LLC and Blue Lake Partners LLC out of the gross proceeds it received of approximately $10.3 million. All warrants issued to Talos and Blue Lake were converted on a cashless exercise basis into 24,692 common shares and 24,692 common shares, respectively. The Company issued a total of 2,481,928 common shares for total gross proceeds of $6,968,168, and 2,807,937 warrants (2021 Warrants) in connection with the public offering with the warrants exercisable at $4.98 per share. The Company also issued 5-year warrants to purchase 74,458 common shares to the underwriters exercisable at $5.1875 per share.

During the year ended December 31, 2022, the Company issued 922,448 shares of common stock at $1.25 per share for total cash proceeds of $1,187,500 under thirteen individual stock subscription agreements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Common Stock Issued Upon Conversion of Debt

During 2021, sixteen of the holders of the Convertible Notes converted $1,810,507 of outstanding principal and accrued interest into a total of 223,665 shares of common stock at conversion prices ranging from $4.81 to $7.25 per share.

During the fourth quarter of 2021, Business Capital Providers assigned one of its Merchant Agreements and related debt described above to non-affiliated third parties, which subsequently converted $89,100 in outstanding indebtedness into 13,103 common shares pursuant to their terms.

During 2022, as discussed in Note 4, a total of $2,562,500 of related party Convertible Notes principal outstanding was converted into a total of 1,776,333 shares of common stock at conversion prices of $1.25 and $1.50 per share under two individual conversions. The conversions resulted in the Company recognizing $855,296 in loss on debt extinguishment and additional paid-in capital as a result of 567,854 additional common stock warrants issued by the Company upon conversion of the debt and the reduction of the conversion price.

During 2022, as discussed in Note 4, the remaining $250,000 in outstanding principal under the Convertible Notes was converted into 102,107 shares of common stock at conversion prices of $2.00 and $4.00 per share under four individual conversions. Conversion of $150,000 in such principal was considered an inducement transaction under U.S. GAAP resulting in the recording of additional $101,000 in inducement expense and additional paid-in capital. The balance of $100,000 in debt principal, plus $8,425 in accrued interest, was converted during 2022 into 27,107 shares of common stock at the conversion rate of $4.00 per share. Therefore, the $108,425 of principal and accrued interest was reclassified to stockholders’ equity upon conversion.

Common Stock Issued in Conjunction with Debt Issuance

During 2021, the Company issued several convertible debt promissory notes under subscription agreements with accredited investors. The agreements called for the issuance of shares of restricted common stock to the debt holders upon issuance of the debt in exchange for a reduced debt financing rate. The total shares issued under the convertible debt promissory notes was 92,900. The fair value of the shares ranged from $6.00 to $9.38 per share for a total of $700,581.

Common Stock Issued Upon Exercise of Warrants

During 2021, two warrant holders exercised warrants under a cashless exercise provision, resulting in the issuance 49,384 shares of common stock. No warrants were exercised during 2022.

Conversion of Preferred Stock

During 2021, a shareholder of our Series AAA Preferred Stock converted 25,000 shares, valued at $375,000, to 6,250 shares of our common stock.

During 2021, the single holder of our Series C Preferred Stock converted 1,500 shares, valued at $15,000, to 375,000 shares of our common stock. Pursuant to the Series C Preferred Stock conversion terms, the shareholder was granted 375,000 warrants upon conversion at an exercise price of $48.00 with an expiration date of September 2023.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 7 – STOCK OPTION PLANS AND WARRANTS

Stock Options

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 5,000 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 10,000 shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 10,000 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 25,000 shares. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 25,000 shares (the “2016 Plan”) and approved moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019 the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 75,000 shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 150,000 shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 1,100,000 post-split shares. The 2021 Plan required stockholder approval by October 13, 2022, to be able to grant incentive stock options under the 2021 Plan. The 2005 Plan, 2009 Plan, 2016 Plan, 2018 Plan, 2019 Plan and 2021 Plan are collectively referred to as the “Plans.”

In December of 2021, the Company granted a total of 810,000 option awards to employees or directors of the Company from the 2021 Plan. The options are immediately exercisable at an exercise price of $4.57 per share for a period of ten years expiring in December 2031.

In March of 2022, Anne S. Provost was elected to the board of directors and was granted 25,000 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $4.57, and expiration of December 2031.

In April of 2022, Dean Julia was granted 12,500 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $1.55, and expiration of April 2031.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 “Stock Compensation”. Previously, such assumptions were determined based on historical data. The weighted average assumptions incorporated into calculating the fair values of options granted during fiscal 2022 and 2021 are as follows:

	Years Ended December 31
	2022	2021
Expected volatility	194%	116%
Expected dividend yield	–	–
Risk-free interest rate	2.14%-2.55%	1.28%
Expected life (in years)	6.75	10

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2021	302,849	$45.85	4.65	$–
Granted	835,000	19.85	2.90	–
Cancelled and expired	(1,940)	–	–	–
Outstanding, December 31, 2021	1,135,909	16.69	8.39	–

Granted	37,500	3.56	8.72	–
Cancelled and expired	(10,688)	21.77	–	–
Outstanding, December 31, 2022	1,162,721	$16.22	7.44	$–

Options exercisable, December 31, 2022	1,154,483	$16.16	7.43	$–

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The weighted-average grant-date fair value of options granted during fiscal 2022, was $1.09.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2022 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices, that were lower than the $0.54 closing price of the Company's common stock on December 31, 2022, of which there were none.

The Company’s results for fiscal 2022 and 2021 include employee share-based compensation expense totaling $67,541 and $4,635,224 respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses.

As of December 31, 2022, the unamortized compensation cost related to unvested stock option awards is $13,542, expected to be recognized in fiscal year 2023.

Warrants

On December 29, 2021 the Company entered into a 12 month consulting agreement starting in January 2022 with Pastel Holdings Inc (“Pastel”) to provide business advisory services. Pastel will provide assistance and recommendations to help build strategic partnerships and provide the Company with advice regarding revenue opportunities, mergers and acquisitions. Pastel receives 15,000 warrants of the Company’s common stock over the first twelve months of this agreement, all of which were issued during 2022. The warrants shall have a term of five years and shall be exercisable at $4.565 per share. A $5,000 per month consulting fee will be paid, in addition to the warrants, commencing on January 1, 2022. The total fair value of the warrants issued to Pastel totaled $16,064 and was recognized as general and administrative expense on the accompanying consolidated statement of operations.

During fiscal 2022, the Company issued 888,166 warrants in connection with the conversion of secured convertible notes to a related party (see Note 4), with an exercise price of $4.00 per share, immediately exercisable through September 2029.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2022, and 2021 are as follows:

	Years Ended December 31,
	2022	2021
Expected volatility	163%-198%	176%
Expected dividend yield	–	–
Risk-free interest rate	1.62%-4.25%	1.14%
Expected term (in years)	3.00-5.00	5.83

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2021,	471,557	$52.529	6.31	$–
Granted	3,439,157	9.46	4.30	–
Exercised	(102,262)	–	–	–
Expired	(6,250)	–	–	–
Outstanding, December 31, 2021	3,800,202	15.19	4.68	–

Granted	903,166	4.01	8.61	–
Expired	(19,568)	22.73	–	–
Outstanding, December 31, 2022	4,683,800	$13.01	4.73	$–

NOTE 8: EARNINGS (LOSS) PER SHARE

Pursuant to ASC 260, Earnings Per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented.

Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The following potentially dilutive equity securities outstanding as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Convertible notes payable and accrued interest	58,891	768,204
Stock options	1,162,721	1,135,909
Warrants	4,683,800	3,800,202
Total common stock equivalents	5,905,412	5,704,315

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

We are not a party to any pending material legal proceedings. The following matters were settled in the past two fiscal years.

Washington Prime Group, Inc. (“WPG”), a successor in interest to Simon Property Group, L.P., commenced an action in the Marion Superior Court, County of Marion, State of Indiana against the Company in February 2020 alleging default on 36 commercial leases which the Company had entered into in 36 separate shopping mall locations across the United States for the placement of Mobiquity’s Bluetooth messaging system equipment in the shopping malls to send advertisements through to shoppers’ phones as they walked through mall common areas. WPG alleged damages from unpaid rent of $892,332. WPG sought a judgment from the court to collect the claimed unpaid rent plus attorneys’ fees and other costs of collection. The Company disputed the claim. On September 18, 2020, the parties entered into a settlement agreement with respect to this lawsuit. Under the settlement agreement, Mobiquity paid WPG $100,000 in five $20,000 monthly installments ending in January 2021 and mutual general releases were exchanged.

In December 2019, Carter, Deluca & Farrell LP, a law firm, commenced an action in the Supreme Court of New York, County of Nassau, against the Company seeking $113,654 in past due legal fees allegedly owed. The Company disputed the amount owed to that firm. On March 13, 2021, the Company entered into a settlement agreement with the law firm and paid them $60,000 to settle the lawsuit.

In July 2020, Fyber Monetization, an Israeli company in the business of digital advertising, commenced an action against the Company’s wholly owned subsidiary Advangelists LLC in the Magistrate’s Court in Tel Aviv, Israel. In its statement of claim, Fyber alleged that Advangelists owes Fyber license fees of $584,945 invoiced in June through November 3, of 2019 under a February 1, 2017, license agreement for the use of Fyber’s RTB technology and e-commerce platform which connects digital advertising media buyers and media sellers. In March 2022, this lawsuit was settled with the Company paying $120,000 to Plaintiff and recognizing a gain on settlement of liability of $389,495 on the accompanying consolidated statement of operations.

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

On January 4, 2022, Don Walker (“Trey”) Barrett III accepted the position of Chief Operations and Strategy Officer of Mobiquity Technologies, Inc. On March 23, 2022, the Company reported the termination of the Employment Agreement of Donald (Trey) Barrett III as Chief Operations and Strategy Officer. On April 12, 2022, Mr. Barrett commenced an arbitration against the Company before the American Arbitration Association alleging among other things that the Company terminated Mr. Barrett without cause in breach of the Employment Agreement. On August 12, 2022, the Company and Mr. Barrett reached a settlement in which, among other things, the Company and Mr. Barrett mutually deemed that the termination was not for-cause, the Company agreed to pay Mr. Barrett a sum which is not material to the business or financial condition of the Company, and Mr. Barrett’s non-competition restrictive covenant was canceled. The amount was paid in full settlement of the liability as of September 30, 2022, and the expense is included in general and administrative expenses on the accompanying consolidated statement of operations.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Nasdaq Listing Requirements

Our common stock and 2021 Warrants are listed on the NasdaqCM. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On January 13, 2023, we received a letter from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq’s Listing Rules, the Company has a 180-day grace period, until July 12, 2023, during which the Company may regain compliance if the bid price of its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

If we do not regain compliance with the bid price requirement, we may be eligible for an additional 180-calendar day compliance period so long as we satisfy the criteria for initial listing on the NasdaqCM and the continued listing requirement for market value of publicly held shares and we provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. A reverse stock split requires the approval of our shareholders, and we cannot assure that we will receive the requisite shareholder vote to allow us to effectuate a stock split. In the event we are not eligible for the second grace period, the Nasdaq staff will provide written notice that our Common Stock is subject to delisting; however, we may request a hearing before the Nasdaq Hearings Panel, which request, if timely made, would stay any further suspension or delisting action by the Nasdaq pending the conclusion of the hearing process and expiration of any extension that may be granted by the Hearings Panel.

On January 4, 2023, we received a deficiency notification from the Listing Qualifications Department of The NasdaqCM notifying the Company of its noncompliance with the NasdaqCM Listing Rule 5620(a) to hold an annual meeting of shareholders within no later than one year after the end of the Company’s fiscal year end. Under NasdaqCM Rules the Company now has 45 calendar days to submit a plan to regain compliance and can grant up to 180 calendar days from the fiscal year end, or until June 29, 2023, to regain compliance.

On December 14, 2022, we received a deficiency letter from the Listing Qualifications Department of The NasdaqCM notifying the Company of its noncompliance with the NasdaqCM Listing Rule 5550(b)(1) for the NasdaqCM, which requires that a listed company’s stockholders’ equity be at least $2.5 million. In accordance with NasdaqCM rules, the Company has 45 calendar days from the date of the notification to submit a plan to regain compliance with NasdaqCM Listing Rule 5550(b)(1). The Company intends to submit a compliance plan within 45 days of the date of the notification and will evaluate available options to resolve the deficiency and regain compliance. If the Company’s compliance plan is accepted, the Company may be granted up to 180 calendar days from December 14, 2022, to evidence compliance.

In order to maintain the listing of its common stock on The NasdaqCM, the Company must demonstrate compliance with Listing Rule 5550(b)(1) which requires the Company to maintain: (1) Stockholders’ equity of at least $2.5 million; or (2) Market Value of Listed Securities of at least $35 million. The Company’s plan of compliance outlined a plan for compliance with the stockholders’ equity standard requirement by completing the recently completed offering. (see Note 10). As the net proceeds of the recently completed offering was approximately $2,950,000, which is lower than the amount anticipated, the Company will likely need to raise additional capital and to amend its plan of compliance.

The Company intends to regain compliance with each of the applicable continued listing requirements of The NasdaqCM prior to the end of the compliance periods set forth in the Hearings Panel decision. However, until Nasdaq has reached a final determination that the Company has regained compliance with all of the applicable continued listing requirements, there can be no assurances regarding the continued listing of the Company’s common stock and 2021 Warrants on Nasdaq. If our common stock and 2021 Warrants cease to be listed for trading on the NasdaqCM, we would expect that our Common Stock and 2021 Warrants would be traded on one of the three tiered marketplaces of the OTC Markets Group. If Nasdaq were to delist our common stock and 2021 Warrants, it would be more difficult for our stockholders to dispose of our common stock or 2021 Warrants and more difficult to obtain accurate price quotations on our common stock or 2021 Warrants. The delisting of the Company’s common stock and 2021 Warrants from Nasdaq would have a material adverse effect on the Company’s access to capital markets, and any limitation on market liquidity or reduction in the price of its common stock as a result of that delisting would adversely affect the Company’s ability to raise capital on terms acceptable to the Company, if at all.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 10: SUBSEQUENT EVENTS

Securities Purchase Agreement

On December 30, 2022, we and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the “Investor”), entered into a Securities Purchase Agreement (the “Agreement”) for the Investor to purchase from the Company (i) a senior secured 20% OID nine-month promissory note in an aggregate original principal amount of $1,437,500 (the “Investor Note”), and (ii) a five year warrant to purchase 2,613,636 shares of the Company’s common stock at an exercise price of $.44 per share which is not exercisable until July 1, 2023 (the “Investor Warrant”). Proceeds from the Agreement were received by the Company in January 2023. A total of 522,727 shares of Common Stock, or approximately 5.3% of the Company’s outstanding shares of Common Stock, were issued to the Investor as an incentive on the transaction, excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. A fee of $103,500 plus warrants to purchase 26,136 shares of Common Stock exercisable at $0.484 per share were issued to Spartan Capital Securities LLC. These warrants were subsequently cancelled on February 7, 2023. Approximately $163,000 of the loan proceeds were utilized to retire a small business loan originally in the principal amount of $150,000. The Investor Note will only become convertible into Common Stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Note matures and is payable on or before September 30, 2023, and it provides that the investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in the offering covered by this prospectus who hold the purchased Company securities at the time the prepayment demand is made unanimously consent to the prepayment. We expect we will rely on proceeds from future fundings or cashflow from operations to repay the Note on the maturity date or earlier at our option, or if the investor demands prepayment which is consented to. If we are unable to raise additional funding after the recently completed offering or do not generate sufficient cashflow to repay the Note when due, we will be in default under the Note if we do not pay it. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all of their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above described transaction contain certain piggy-back registration rights after the completion of our February 2023 offering. We have completed various other financings as described under the Notes to Consolidated Financial Statements. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended.

On January 5, 2023, the Company paid $163,885 to the Small Business Administration to pay off the Company’s SBA loan.

February 2023 Public Offering

On February 13, 2023, the Company entered into an underwriting agreement (the Underwriting Agreement) with the Spartan Capital Securities, LLC (the Underwriter) relating to the public offering of 3,777,634 shares of common stock and pre-funded warrants to purchase 4,286,883 shares of common stock (the Shares), accompanied by Series 2023 Warrants to purchase 12,096,776 shares of common stock (the February 2023 Offering). The offered securities are priced at a public offering price of $0.465 per combination of one share of common stock or pre-funded warrant, accompanied by one Series 2023 Warrant.

Each pre-funded warrant is exercisable at any time to purchase one share of common stock at an exercise price of $0.0001 per share. Each Series 2023 Warrant is exercisable for five years to purchase 1.5 shares of common stock at an exercise price of $0.465 per 1.5 shares. The Series 2023 Warrants also have an alternative cashless exercise permitting the holder to acquire 0.75 shares for each 1.5 shares any time after the earlier of (i) 30 days following the initial exercise date of February 14, 2023 and (ii) the date on which the aggregate trading volume of the Company’s common stock beginning on the initial exercise date of the Series 2023 Warrants exceeds 36,290,322 shares. Additionally, the exercise price of both warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like.

The Company also granted the Underwriter a 45-day option to purchase up to an additional 1,209,678 shares and/or pre-funded warrants in lieu of shares, and accompanying Series 2023 Warrants to purchase 1,814,517 shares at the public offering price less the underwriting discounts and commissions, to cover over-allotments, if any.

The net proceeds to the Company from the sale of the Shares and Warrants, after deducting the Underwriters’ discounts and commissions and estimated offering expenses payable by the Company, are expected to be approximately $2,950,000. The February 2023 Offering closed on February 16, 2023. The over-allotment has not been exercised and the Company cannot assure as to whether the Underwriters will exercise all or any part of the over-allotment option.

Between the closing of the February 2023 Offering and March 28, 2023, one or more investors holding pre-funded warrants converted their pre-funded warrants into 3,036,667 shares of common stock and converted 806,451 of the Series 2023 Warrants into 403,226 shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(1) Previous Independent Auditors:

a.	On June 28, 2022, the Board of Directors dismissed BF Borgers CPA PC (“BF”) as the Company’s independent accountants.

b.	BF’s report on the financial statements for the years ended December 31, 2021, and 2020, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

c.	The Audit Committee of our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period ending March 31, 2022, there have been no disagreements with BF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BF, would have caused them to make reference thereto in their report on the financial statements. Through the interim period June 27, 2022 (the date of dismissal of the former accountant), there have been no disagreements with BF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF would have caused them to make reference thereto in their report on the financial statements.

d.	We have authorized BF Borgers CPA PC to respond fully to the inquiries of the successor accountant.

e.	During the interim period through June 28, 2022, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

(2) New Independent Accountants:

a.	On June 29, 2022, the Company engaged D. Brooks & Associates CPAs as its new registered independent public accountant. During the years ended December 31, 2021, and 2022, and prior to June 29, 2022 (the date of the new engagement), we did not consult with D. Brooks & Associates CPAs regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by D. Brooks & Associates CPAs in either case where written or oral advice provided by D. Brooks & Associates CPAs would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2022, and quarterly since this date. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022 and quarterly since this date, due solely to the material weakness in our internal control over financial reporting primarily related to the accounting for direct offering costs paid in an equity financing, the sale of warrants and the mark to market of our common stock sold to third parties as described below in “Management’s Report on Internal Control over Financial Reporting.”

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021, and quarterly since this date. There were significant changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described below. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2022.

Internal Controls Remediation Efforts

During fiscal 2022, we have worked to remediate the deficiencies and material weaknesses in our internal controls. We have taken steps to enhance our internal control environment to improve and maintain effective internal control over financial reporting and changes in corporate governance. In this regard, the Company is in the process of adopting several corporate governance policies, and will expand on its 2021 established Audit Committee and other committees of the Board of Directors. The Audit Committee, as a priority, initiated the process of segregating tasks and processes to ensure proper internal controls over financial reporting. In connection with this process the Company:

•	Hired additional staff, both internally and externally, to the Finance department, with sufficient GAAP and public company financial reporting experience. These hires began their duties in Q3 2022.
•	Hired a consultant, Refidential One, to assist in internal control review, risk assessment, process documentation, gap remediation, control testing and monitoring. Starting in February 2022, Refidential One, in accord with the Company, achieved the following results:

o     Identified internal control issues brought forth by process walkthroughs and internal control testing.

o	Successfully implemented remediations to address such internal control issues in 2022.
o	Implemented monitoring activities to ensure these controls are effective, incorporated the testing of these controls in the second half of 2022, and will continue to test and monitor the controls in 2023 and beyond.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position and tenure of our directors.

Name	Age	Position(s)	Served as a Director Since
Dean L. Julia	55	Chief Executive Officer, President, Treasurer, Director, Co-Founder	1998
Dr. Gene Salkind, M.D.	70	Chairman of the Board	2019
Peter L. Zurkow*	69	Director	2021
Anne S. Provost	58	Director	2022
Nate Knight	72	Director	2023

_______

*Mr. Zurkow has resigned from the Board of Directors as of the close of business on March 31, 2023 for personal reasons.

Directors

Our Board currently consists of five members. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

The following biographical descriptions set forth certain information with respect to each director:

Dean L. Julia. Mr. Julia works at Mobiquity Technologies, Inc. where he has served as its Chief Executive Officer since December 2000. Mr. Julia co-founded Mobiquity in 1998. Mr. Julia is responsible for establishing our overall strategy and fostering key relationships with technology partners and developers. Mr. Julia also works at Mobiquity Networks, Inc., Mobiquity’ s wholly owned subsidiary, since its formation in 2011. Mr. Julia is responsible for the integration of the sales and intellectual property departments of Mobiquity. From September 1996 through February 1998, Mr. Julia served as President and Chief Executive Officer of DLJ Consulting, a financial intermediary consultant for public and private companies. Mr. Julia has served on the board since its inception. Mr. Julia is a graduate of Hofstra University with a Bachelor of Business Administration in 1990. Except for Mobiquity Technologies, Inc., Mr. Julia does not hold, and has not previously held, any directorships in any publicly traded reporting companies.

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

Nate Knight, age 72, is an accomplished business leader with over 30 years of experience as a public accountant, served as an independent director and Chief Financial Officer of United Heath Products, a publicly traded company, from 2013 to 2020. During his tenure, he brought extensive expertise and knowledge to the company's financial operations. Additionally, from 1973 to 2004, Mr. Knight owned and operated his own accounting business, further honing his financial acumen. Prior to joining United Heath Products, he worked as an internal auditor at Prime Alliance Bank from 2004 to 2010.

Board Committees

Audit Committee

The Board has established an Audit Committee currently consisting of Ms. Provost (Chairman) and Messrs. Zurkow and Wright. The Audit Committee’s primary functions are to oversee and review: the integrity of the Company’s consolidated financial statements and other financial information furnished by the Company, the Company’s compliance with legal and regulatory requirements, the Company’s systems of internal accounting and financial controls, the independent auditor’s engagement, qualifications, performance, compensation and independence, related party transactions, and compliance with the Company’s Code of Business Conduct and Ethics.

Each member of the Audit Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of Nasdaq. The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board determined that Ms. Provost and Mr. Zurkow is an “audit committee financial expert,” as defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Stock Market.

Compensation Committee

The Compensation Committee of the Board of Directors is currently composed of the following three non-employee directors: Mr. Knight (Chairman) and Mr. Zurkow and Ms. Provost. None of these Compensation Committee members was an officer or employee of the Company during the year. Each member of the Compensation Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of Nasdaq. The responsibilities of the Compensation Committee include overseeing the evaluation of executive officers (including the Chief Executive Officer) of the Company, determining the compensation of executive officers of the Company, and overseeing the management of risks associated therewith. The Compensation Committee determines and approves the Chief Executive Officer’s compensation. The Compensation Committee also administers the Company’s equity-based plans and makes recommendations to the board with respect to actions that are subject to approval of the board regarding such plans. The Compensation Committee also reviews and makes recommendations to the board with respect to the compensation of directors. The Compensation Committee monitors the risks associated with the Company’s compensation policies and practices as contemplated by Item 402(s) of Regulation S-K.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors is currently composed of Messrs. Zurkow (Chairman) and Knight and Ms. Provost. None of these members was an officer or employee of the Company during the year. Each member of the Nominating and Corporate Governance Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of NasdaqCM. The Nominating and Corporate Governance Committee nominates individuals to be elected to the board of directors by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered.

Executive Officers

The following table sets forth certain information regarding our current executive officers:

NAME	AGE	POSITION

Dean L. Julia	55	Chief Executive Officer/President/Treasurer/Director/Co-Founder
Paul Bauersfeld	59	Chief Technology Officer
Sean J. McDonnell, CPA	62	Chief Financial Officer
Sean Trepeta	55	President of Mobiquity Networks /Secretary of the Company
Deepanker Katyal	37	Chief Executive Officer of Advangelists

Our executive officers are elected by, and serve at the discretion of, our Board. The business experience for the past five years, and in some instances, for prior years, of each of our executive officers is as follows:

Dean L. Julia. For Mr. Julia’s biography, please see the section entitled “Directors.”

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

Sean Trepeta. Mr. Trepeta works at our wholly owned subsidiary, Mobiquity Networks, Inc. where he has served as President since January 2011. He is also the Secretary of the Company since November 2021. From 2007 to 2011, he worked at Varsity Networks where he served as its President. From 1998 to 2007, Mr. Trepeta worked at OPEX Communications, Inc., a telecommunication service provider specializing in traditional long-distance, wireless, and dedicated services, where he served as its President. From 1996 to 1998 he worked at U.S. Buying Group, Inc., where he served as Vice President of Sales and Marketing and was responsible for developing a small business-buying program, which included value added services such as overnight shipping, office supplies, and computer software products, as well as a full line of telecommunications services. Mr. Trepeta also developed and implemented the agent and carrier divisions of U.S. Buying Group. Mr. Trepeta brings 25 years of knowledge and experience in sales and marketing to our Company to help us grow sales and develop marketing strategies. Mr. Trepeta is a graduate of the State University of New York at Cortland with a B.S. in Education in 1990. Mr. Trepeta served on our Board of Directors from December 2011 to December 2021, at which time he resigned in order to accommodate our Board restructure from three directors five directors including three independent directors when our common stock became listed on the NASDAQ Capital Market. Mr. Trepeta does not hold any directorships in any publicly traded reporting companies.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2022, to the best of the knowledge of the Company’s directors and officers, no form 3’s, form 4’s or form 5’s were filed late, except for a Form 5 for Dean Julia.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2022, and 2021 by:

•	each person who served as the principal executive officer of the company during fiscal year 2022 and 2021;

•	the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2022, and 2021 with compensation during fiscal years 2022 and 2021 of $100,000 or more; and

•	those two individuals, if any, who would have otherwise been in included in bullet point above but for the fact that they were not serving as an executive of the company as of December 31, 2022.

Name and Principal		Salary	Bonus	Stock	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)(2)(3)	($)
Dean L. Julia	2022	$346,154	$–	$–	$–	$59,605	$405,759
CEO of the Company	2021	$286,615	$–	$–	$925,200	$58,590	$1,270,405

Deepanker Katyal	2022	$387,666	$–	$–	$–	$40,086	$427,752
CEO of Advangelists	2021	$324,616	$–	$–	$–	$39,702	$364,318

Paul Bauersfeld	2022	$288,462	$–	$–	$–	$31,800	$320,262
Chief Technology Officer	2021	$238,846	$–	$–	$514,000	$27,365	$780,211

(1)    The options and restricted stock awards presented in this table for fiscal years 2021 and 2021 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2022. The number of shares of common stock referred to in this “Executive Compensation” section gives effect to the one-for 400 share reverse stock split that we effectuated on September 9, 2020, unless the context clearly indicates otherwise.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean L. Julia	12,250	–	–	$20.00	01/24/23	–	–	–	–
(1)	12,500	–	–	$28.00	11/20/23	–	–	–	–
	62,500	–	–	$60.00	4/2/29	–	–	–	–
	12,500	–	–	$60.00	4/1/2030	–	–	–	–
	12,500	–	–	$60.00	4/1/2031	–	–	–	–
	225,000	–	–	$4.565	12/08/31	–	–	–	–
	25,000	–	–	$4.565	12/8/2031	–	–	–	–
	12,500	–	–	$1.55	4/1/2031	–	–	–	–
Deepanker Katyal	128,517	–	–	$56.00	12/6/28	–	–	–	–
(1)	25,000	–	–	$36.00	09/13/24	–	–	–	–
	12,500	–	–	$36.00	09/13/25	–	–	–	–
Paul Bauersfeld	10,000	–	–	$20.00	01/24/23	–	–	–	–
(1)	7,500	–	–	$28.00	11/20/23	–	–	–	–
	25,000	–	–	$60.00	04/2/29	–	–	–	–
	125,000	–	–	$4.565	12/08/31	–	–	–	–

(1)	All options contain cashless exercise provisions.

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

Deepanker Katyal

Deepanker Katyal is employed as Chief Executive Officer of our wholly owned subsidiary, Advangelists, LLC under employment agreement with Advangelists with a term of one year which commenced on January 4, 2022. This2022 agreement superseded Mr. Katyal’s prior Employment Agreement dated December 7, 2018 as amended on September 13, 2019. The term of Mr. Katyal’s 2022employment agreement expired on January 4, 2023. His employment continues on at at-will basis on the same substantive terms as his 2022 employment agreement. Mr. Katyal’s annual base salary is $400,000. Mr. Katyal’s employment agreement also provides the following compensation: commissions equal to 10% of the net revenues derived from all New Katyal Managed Accounts (as defined in the agreement – being accounts directly introduced by Mr. Katyal or assigned to Employee in writing by the Manager of the Company).

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

Director Compensation

Currently, one director of the Company is an executive officer of the Company. He receives compensation as an officer as described above under the heading “Executive Compensation” and as a Director. All Board members received Options under our 2021 Compensation Plan as described elsewhere in the Annual Report on Form 10-K/A No.2. On March 18, 2022, the board of directors approved the payment of $1,000 per month to be paid to each member of the board of directors for serving on the board and any committees thereof. Future compensation of board members/committee members are at the discretion of the board.

Employee Benefit and Consulting Services Compensation Plans

On January 3, 2005, our company established the 2005 Employee Benefit and Consulting Services Compensation Plan covering 5,000 shares, which 2005 Plan was ratified by our shareholders in February 2005. On August 12, 2005, the company’s stockholders approved a 5,000-share increase in the 2005 Plan to 10,000 shares. On August 28, 2009, the Board adopted the 2009 Employee Benefit and Consulting Services Compensation Plan identical to the 2005 Plan covering 10,000 shares. In September 2013, the Company’s stockholders ratified a board amendment to increase the number of shares covered by the 2009 Plan to 25,000 shares.In February 2015, the Board approved an increase in the number of shares covered by the 2009 Plan from 25,000 shares to 50,000 shares, subject to shareholder approval within one year. However, shareholder approval was not obtained within the requisite time period, and the Board established the 2016 Employee Benefit and Consulting Services Compensation Plan covering 25,000 shares which is otherwise identical to the 2005 and 2009 Plans. All options granted under the 2009 Plan, which exceed the Plan limits, have been moved to the 2016 Plan. In December 2018, the Company approved the 2018 Employee Benefit and Consulting Services Compensation Plan identical to the other Plans described above, except for the number of shares covered by the Plan is 75,000. The 2018 Plan was ratified by shareholders in February 2019. On April 2, 2019, the Board approved the 2019 Employee Benefit and Consulting Services Compensation Plan identical to the other Plans described above, except for the number of shares covered by the Plan is 150,000. Approval of the 2019 Plan was not approved by the shareholders within one year in order to grant incentive stock options under said Plan, and it remains unratified by our shareholders. On October 13, 2021, the Board approved the Employee Benefit and Consulting Services Compensation Plan identical to the 2019 Plan except that the number of shares underlying the Plan is 1,100,000. The 2021 Plan was not approved by the shareholders within one year in order to grant incentive stock options under said Plan. We refer to the 2005, 2009, 2016, 2018, 2019 and 2021 Plans as the “Plans”.

Administration

A Committee of the Board shall determine at any time and from time to time after the Effective Date of the Plan: (i) the Eligible Participants; (ii) the number of shares of Common Stock issuable directly or to be granted pursuant to the Option which an Eligible Participant may exercise; (iii) the price per share at which each Option may be exercised, including the form of consideration to be paid, or the value per share if a direct issue of stock; and (iv) the terms on which each Option may be granted. Such determination, may from time to time be amended or altered at the sole discretion of the Committee. Options granted to officers and/or directors of the Company shall be granted by the Board, or by the Committee, if the Committee is composed of all members who are Non-Employee Directors.

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

Common Stock Award

Common stock awards are shares of common stock that will be issued to a recipient pursuant to the terms of grant. Only a small number of shares have been granted under the Plans.

Awards

As of December 31, 2022, the Company has granted a total of 1,136,597 options under the Plans and a total of 26,124 options outside the Plans, or a total of options to purchase 1,162,721 shares of the Company’s Common Stock with a weighted average exercise price of $16.16 per share. The board has granted options with varying terms. The Company has also granted to various officers, directors and employees of Advangelists, warrants to purchase an aggregate of 166,017 shares at varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2022, on the known benefits provided to certain persons and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options/Warrants	Average Exercise Price ($) per Share	Value of Unexercised Options/ Warrants at Dec. 31, 2022 (1)
Dean L. Julia	374,750	$18.69	$–
Sean McDonnell	28,000	$6.58	$–
Sean Trepeta	166,750	$14.79	$–
Paul Bauersfeld	167,500	$14.81	$–
Deepanker Katyal	166,017	$51.48	$–
Executive Officers as a group	903,017	$22.90	$–
Gene Salkind	1,321,604	$17.28	$–
Three Independent Directors as a group	75,000	$4.57	$–

(1)    Value is normally calculated by multiplying (a) the difference between the market value per share at period end (i.e. $0.54 based upon a last sale on December 30, 2022 and the option exercise price by (b) the number of shares of Common Stock underlying the option.

Eligibility

Our officers, employees, directors, and consultants of Mobiquity and our subsidiaries are eligible to be granted stock options, and common stock awards.

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

Nate Knight Options

On March 16, 2023, Michael A. Wright resigned from the Board and was replaced by Nate Knight. Mr. Knight has been granted under the Company’s 2021 plan five year vested non-statutory options to purchase 25,000 common shares at an exercise price of $.22 per share exercisable at any time after the date of grant. He will also receive the same cash consideration per month that is paid to other Board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our voting stock as of March 28, 2023, based upon 17,051,893 common shares outstanding and by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

•	each “named executive officer” of the Company;

•	each of our directors; and

•	all executive officers and directors as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Mobiquity Technologies, Inc. at the address set forth herein. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or the conversion of such person’s outstanding Preferred Stock) within 60 days after March 28, 2023, are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The percentage of shares owned as of March 28, 2023, is based upon 17,051,893 shares of Common Stock outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock	Number of Shares Underlying Convertible Preferred Stock, Notes Options and Warrants	Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Directors and Executive Officers
Paul Bauersfeld	250	167,500	167,750	*
Dean L. Julia	4,884	374,750	379,634	2.2
Sean Trepeta	2,525	166,750	169,275	*
Sean McDonnell	417	28,000	28,417	*
Deepanker Katyal	–	166,017	166,017	*
Nate Knight	–	25,000	25,000	*
Gene Salkind	2,992,354	1,321,604	4,313,958	23.5
Anne S. Provost	–	25,000	25,000	*
Peter Zurkow	–	25,000	25,000	*
All Officers and directors as a group (nine persons)	3,000,430	2,299,621	5,300,051	27.4

* Less than one percent.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We describe below all transactions and series of similar transactions, other than compensation arrangements, during our last three fiscal years, to which we were a party or will be a party in which:

•	the amounts exceeded or will exceed $120,000; and

•	any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and named executive officers are described herein under “Executive Compensation.”

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

Related Party Debt Financing

On September 13, 2019, Dr. Gene Salkind, who is a director of the Company, and an affiliate of Dr. Salkind subscribed for 15% Senior Secured Convertible Promissory Notes and loaned the Company an aggregate of $2,300,000. These notes were amended and restated on December 31, 2019, by Amended and Restated 15% Senior Secured Convertible Promissory Notes which deferred interest payments from the date of the original notes to December 31, 2020, and added an aggregate interim payment of $250,000 payable on December 31, 2020, that covered the deferred interest payments. These notes were again amended and restated on April 1, 2021, by the Second Amended and Restated 15% Senior Secured Convertible Promissory Notes which reflected an additional principal amount of $150,000 loaned by Dr. Salkind, and amended the interim payment date to December 31, 2021, and the conversion price from $32 to $4 per share. The notes were secured by the assets of the Company and its subsidiaries. The total amount loaned under the notes, as amended, and restated, including the principal amount and the interim payment amount was $2,700,000.

The notes, as amended and restated, bore annual interest at 15% which was payable monthly in cash or, at the Salkind lenders’ option, in shares of the Company’s common stock. The principal amount under the Notes was due on September 30, 2029, and the interim payment was payable on December 31, 2021, unless, the Notes werE converted into shares of our common stock and warrants as described below.

The outstanding principal plus any accrued and unpaid interest, and the interim payment under the notes, were convertible into shares of Company common stock at a conversion price of $4 per share and warrants to purchase one share of the Company’s common stock for every two shares of common stock issuable upon conversion of the Notes, at an exercise price of $48 per share. The warrant exercise price was amended to $4.00 per share. The notes contained customary events of default, which, if uncured, entitled the holders to accelerate payment of the principal and all accrued and unpaid interest under the notes.

In the second quarter of 2020, we halted required interest payments under the September 2019 and June 30, 2021, Notes to Dr. Salkind and his affiliate due to economic hardships stemming from a downturn in our business and the related decline of our revenue resulting from the COVID 19 pandemic. Dr. Salkind and his affiliate had not declared a default under the Notes due to the non-payment of interest. They had the right to declare the Notes in default at any time due to uncured non-payment. On December 17, 2021, the Company paid Dr. Salkind and his affiliate an aggregate of $400,000 in accrued interest and paid down principal of $137,500 to reduce the outstanding principal to $2,562,500 and unpaid interest to $256,850.

Shares and warrants issued upon conversion of debt:

During the year ended December 31, 2022, Dr. Gene Salkind and his affiliate converted Notes in the aggregate amount of principal and accrued interest of $2,562,500 in exchange for 1,776,333 shares of common stock (at reduced conversion prices between $1.25 and $1.50 per share) as well as warrants to purchase 888,166 shares of common stock at an exercise price of $4.00 per share through September 2029.

During the year ended December 31, 2022, a non-affiliated lender also converted $150,000 of debt into 75,000 shares of common stock at a reduced exercise price. The Company recorded an inducement expense of $101,000.

During the year ended December 31, 2022, the three remaining convertible notes of non-affiliated lenders automatically converted $100,000 of outstanding debt and accrued interest of $8,425 into 27,107 shares of common stock at a conversion price of $4.00 per share.

Notes to the Financial Statements and Other Disclosures

The disclosures contained in this Form 10-K, in particular in the notes to our consolidated financial statements describe various other transactions between the Company’s and its officers, directors and principal shareholders.

Item 14. Principal Accountant Fees and Services.

On July 16, 2018, the Company engaged BF Borgers CPA PC as our registered independent public accountants. Their fees are described in the table below.

	Year Ended December 31,
	2022	2021
Audit fees	$54,000	$48,600
Audit- related fees	55,000	32,400
Tax fees	–	–
All other fees	66,000	37,800
Total fees	$175,000	$118,800

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

New Auditor

On June 29, 2022, the Company engaged D. Brooks & Associates CPAs as its new registered independent public accountant. For the period June 29, 2022, through December 31, 2022, the company paid D. Brooks & Associates CPAs an aggregate of $46,888 for its review of the quarterly financial statements and other Exchange Act matters for the periods ended June 30, 2022, and September 30, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8 FINANCIAL STATEMENTS as the financial statements of the Company for the years ended December 31, 2022, and 2021:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Notes to Consolidated Financial Statements

Item 16. EXHIBITS

Exhibit
Number	Exhibit Title
1.0	Form of Underwriting Agreement (Incorporated by reference to S-1/A dated February 9, 2023.)
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022 with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)

3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019**
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amended By-Laws (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.19	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.20	November 2021 Amendment to By-Laws**
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019**
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019**
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019(Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019**
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019**
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant**
4.16	Form of 2021Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company**

4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)**
4.18	Form of Representative’s Warrant***
4.19	Form of Series 2023 Warrant (Incorporated by reference to S-1/A dated February 9, 2023.)
4.20	Form of Pre-funded Warrant***
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)**
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)**
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)**
4.24	Promissory Note dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye***
4.26	Warrant dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated December 7, 2018 – Deepanker Katyal (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.5	Amendment No. 1 to Employment Agreement, dated as of September 13, 2019, by and between Advangelists, LLC and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019)
10.6	Class B Preferred Stock Redemption Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal (Incorporated by reference to Form 8-K dated September 13, 2019)
10.7	Merchant Agreement dated April 29, 2021, 2021 by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc.**
10.8	Merchant Agreement dated July 28, 2021 by and between Mobiquity Technologies, Inc. and Business Capital Providers, Inc.**
10.9	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.10	Employment Agreement dated January 4, 2022 – Don Walker (“Trey”) Barrett, III (Incorporated by reference to Form 8-K filed with the SEC on January 6, 2022)
10.11	Security Agreement and Subsidiary Guarantee with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)

99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan**
107	Filing Fee Table ***
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

_______________

*	Filed herewith

**	Previously filed under Form S-1 Registration Statement, File No. 333-260364.

***	Previously filed

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

March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dean L. Julia	Principal Executive Officer and Director	March 31, 2023
Dean L. Julia

/s/Anne S. Provost	Director	March 31, 2023
Anne S. Provost

Director
Peter Zurkow

/s/Sean J. McDonnell, CPA	Principal Financial Officer	March 31, 2023
Sean J. McDonnell

/s/Nate Knight	Director	March 31, 2023
Nate Knight

/s/Gene Salkind	Chairman of the Board	March 31, 2023
Gene Salkind

Dean L. Julia, Anne S. Provost, Peter Zurkow, Nate Knight and Dr. Gene Salkind represent all the current members of the Board of Directors.

