Form 10-Q
period 2023-03-31
Mobiquity Technologies, Inc.
filed 2023-05-15
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

The number of shares outstanding of the registrant’s common stock, as of May 8, 2023, was 24,601,583.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022

Assets
Current Assets
Cash	$2,182,330	$220,854
Accounts receivable, net	158,485	340,935
Prepaid and other current assets	11,700	59,200
Total Current Assets	2,352,515	620,989

Property and equipment, net	13,410	15,437

Goodwill	1,352,865	1,352,865
Intangible assets, net	496,100	646,284
Capitalized software development costs	501,075	–

Total Assets	$4,715,965	$2,635,575

Liabilities and Stockholders' Equity (deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,427,823	$2,067,244
Accrued interest - related party	235,563	235,563
Contract liabilities	187,916	193,598
Debt, current portion, net of debt discount	664,029	–
Total Current Liabilities	2,515,331	2,496,405

Long Term Liabilities
Debt, less current portion	–	150,000
Total Long-Term Liabilities	–	150,000

Total Liabilities	2,515,331	2,646,405

Stockholders' Equity
AA and AAA preferred stock; $0.0001 par value, 2,750,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series C; $0.0001 par value, 1,500 shares authorized, no shares and outstanding	–	–
Preferred stock Series E; $80 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Common stock; $0.0001 par value, 100,000,000 shares authorized, 17,051,893 and 9,311,639 shares issued and outstanding	1,706	931
Treasury stock $0.0001 par value 37,500 shares outstanding at December 31, 2022 and December 31, 2021	(1,350,000)	(1,350,000)
Additional paid in capital	215,772,945	211,845,452
Accumulated deficit	(212,224,026)	(210,507,222)
Total Stockholders' Equity (Deficit)	2,200,634	(10,830)
Total Liabilities and Stockholders' Equity	$4,715,965	$2,635,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	Unaudited
	2023	2022

Revenues	$132,224	$542,169

Cost of revenues	62,808	306,127

Gross profit	69,416	236,042

General and administrative expenses	1,425,747	2,077,724

Loss from operations	(1,356,331)	(1,841,682)

Other income (expense)
Interest expense	(361,237)	(120,697)
Interest income	764	–
Loss on debt extinguishment, net	–	(477,665)
Total other income - net	(360,473)	(598,362)

Net loss	$(1,716,804)	$(2,440,044)

Loss per share - basic	$(0.10)	$(0.37)
Loss per share - diluted	$(0.10)	$(0.37)

Weighted average number of shares outstanding - basic	17,052,505	6,529,566
Weighted average number of shares outstanding - diluted	17,052,505	6,529,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Series AAA Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance, at December 31, 2022	31,413	$3	61,688	$6	9,311,639	$931	$211,845,452	37,500	$(1,350,000)	$(210,507,222)	$(10,830)
Incentive common stock shares and warrants issued with debt	–	–	–	–	522,727	53	708,411	–	–	–	708,464
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	3,777,634	378	3,207,122	–	–	–	3,207,500
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	3,439,893	344	(344)	–	–	–	–
Stock based compensation	–	–	–	–	–	–	12,304	–	–	–	12,304
Net Loss	–	–	–	–	–	–	–	–	–	(1,716,804)	(1,716,804)
Balance, at March 31, 2023	31,413	3	61,688	6	17,051,893	1,706	215,772,945	37,500	(1,350,000)	(212,224,026)	2,200,634

	Series AAA Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
December 31, 2021 (restated)	31,413	$3	61,688	$6	6,460,751	$650	$206,712,907	37,500	$(1,350,000)	$(202,444,894)	$2,918,672
Stock issued for services	–	–	–	–	50,000	5	84,495	–	–	–	84,500
Stock based compensation	–	–	–	–	–	–	34,416	–	–	–	34,416
Conversion of convertible debt to common stock and warrants	–	–	–	–	1,443,333	145	2,680,020	–	–	–	2,680,165
Net Loss	–	–	–	–	–	–	–	–	–	(2,440,044)	(2,440,044)
Balance, at March 31, 2022 (restated)	31,413	$3	61,688	$6	7,954,084	$800	$209,511,838	37,500	$(1,350,000)	$(204,884,938)	$3,277,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(1,716,804)	$(2,440,044)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,027	2,341
Amortization of intangibles	150,184	150,184
Amortization of debt discounts	360,993	–
Stock-based compensation	12,304	34,416
Provision for doubtful accounts	19,843	–
Loss on debt extinguishment - related party	–	477,665
Stock issued for services	–	84,500
Changes in operating assets and liabilities
Accounts receivable	162,607	167,988
Prepaid expenses and other assets	47,500	–
Accounts payable and accrued expenses	(639,421)	(629,276)
Contract liabilities	(5,682)	–
Net cash used in operating activities	(1,606,449)	(2,152,226)

Investing Activities
Purchase of property and equipment	–	(4,146)
Increase in software development costs	(501,075)	–
Net cash used in investing activities	(501,075)	(4,146)

Financing Activities
Proceeds from the issuance of debt, net of discounts and debt issuance costs	1,011,500	–
Issuance of common stock and pre-funded warrants, net of issuance costs	3,207,500	–
Repayment on notes payable	(150,000)	(134,164)
Net cash provided by financing activities	4,069,000	(134,164)

Net change in cash	1,961,476	(2,290,536)

Cash - beginning of period	220,854	5,385,245

Cash - end of period	$2,182,330	$3,094,709

Supplemental disclosure of cash flow information
Cash paid for interest	$245	$118,398
Cash paid for taxes	$294	$300

Supplemental disclosure of non-cash investing and financing activities:
Issuance of incentive shares with debt recorded as debt discount	$122,426	$–
Warrants issued with debt recorded as debt discount	$586,038	$–
Common stock issued under cashless warrant exercises	$344	$–
Conversion of convertible debt to common stock	$–	$2,229,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Mobiquity Technologies, Inc. was incorporated in the State of New York and has the following subsidiaries:

Mobiquity Networks, Inc.

Mobiquity Networks, Inc. is a wholly owned subsidiary of Mobiquity Technologies, Inc., commencing operations in January 2011 and incorporated in the State of New York. Mobiquity Networks started and developed as a mobile advertising technology company focused on driving foot-traffic throughout its indoor network and has evolved and grown into a next generation data intelligence company. Mobiquity Networks, Inc. operates our data intelligence platform business.

Advangelists, LLC

Advangelists LLC is a wholly owned subsidiary of Mobiquity Technologies, Inc., acquired through a merger transaction in December 2018, incorporated in the State of Delaware, and operates our ATOS platform business.

Liquidity, Going Concern and Management’s Plans

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, for the three months ended March 31. 2023, the Company is reporting the following:

•	Net loss of $1,716,804; and
•	Net cash used in operations of $1,606,449

Additionally, at March 31, 2023, the Company is reporting the following:

•	Accumulated deficit of $212,224,026
•	Stockholders’ equity of $2,200,634, and
•	Working capital deficit of $162,816

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $2,182,330 on March 31, 2023.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the three months ended March 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

Coronavirus (“COVID-19”) Pandemic

During the year ended December 31, 2022, the Company’s financial results and operations were adversely impacted by the COVID-19 pandemic. The Company is a data location company with a specialty to drive traffic to retail stores. In the prior two (2) years, the Company suffered from the effects of the pandemic due to lack of traffic to retail stores related to mandated stay-at-home restrictions and the Company drastically curtailed its operations. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The pandemic also had an effect on the Company’s ability to attain new customers or retain existing customers, and to collect on its outstanding accounts receivable, resulting in an increase of its allowance for doubtful accounts in fiscal 2022, and the quarter ended March 31, 2023, of approximately $324,000 and $20,000, respectively. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

During the three months ended March 31, 2023, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (U.S. GAAP) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Fair Value of Financial Instruments

The Company accounts for financial instruments at fair value, which as is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. There are three levels of inputs that may be used to measure fair value:

•	Level 1—Valuation based on unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access;

•	Level 2—Valuation based on observable quoted prices for similar assets and liabilities in active markets; and

•	Level 3—Valuation based on unobservable inputs that are supported by little or no market activity, which require management’s best estimate of what market participants would use as fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On March 31, 2023, and December 31, 2022, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

On March 31, 2023, and December 31, 2022, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Company (FDIC), which is $250,000. As of March 31, 2023, and December 31, 2022, the Company had not experienced any losses on cash balances in excess of the FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows. At March 31, 2023, the Company exceeded FDIC insured limits by approximately $1,925,000, and did not exceed the limits at December 31, 2022.

For the three months ended March 31, 2023, and year ended December 31, 2022, sales of our products to two and four customers generated approximately 55% and 52% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on our consolidated results of operations and financial condition.

Accounts Receivable

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Four and six of our customers combined accounted for approximately 53% and 42% of outstanding accounts receivable at March 31, 2023 and December 31, 2022, respectively.

The Company had net accounts receivable of $158,485 and $340,935 at March 31, 2023 and December 31, 2022, respectively.

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

The allowance for doubtful accounts was approximately $1,111,000 and $1,091,000 at March 31, 2023 and December 31, 2022, respectively. This allowance relates to receivables generated in previous years for which collection is uncertain, based in part, as a result of many customers being adversely impacted by COVID-19.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of Accounting Standards Codification (ASC) 360-10-35-15 Impairment or Disposal of Long-Lived Assets. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets and compares this to the carrying amounts of the assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments were recognized by the Company for the quarter ended March 31, 2023 and the year ended December 31, 2022.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in current results of operations.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of March 31, 2023 and December 31, 2022. No impairment of goodwill was recognized by the Company for the quarter ended March 31, 2023 or fiscal year 2022.

Intangible Assets

The majority of the Company’s intangible assets consist of customer relationship and the ATOS platform technology obtained through its acquisition of Advangelists LLC. The Company amortizes its identifiable definite-lived intangible assets over an estimated useful life of 5 years. See Note 3 for further details.

Software Development Costs

In accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, the Company records the cost of planning, designing, and establishing the technological feasibility of computer software intended for resale as research and development costs and charges those costs to operations when incurred and are included in general and administrative expenses on the condensed consolidated statements of operations. After technological feasibility has been established, the costs of producing a marketable product and product masters are capitalized and amortized on a straight-line basis over the estimated useful life of the software, which is expected to be five years, beginning at the date of general release to customers. The Company began capitalizing costs associated with the development of its Ad Tech Operating System for Publishers platform in January 2023 when technological feasibility was deemed to have been established. Total software development costs capitalized for the quarter ended March 31, 2023 were $501,075. The platform is expected to be released to customers in the second quarter of 2023. No amortization has been recognized on the software development costs as of March 31, 2023.

Derivative Financial Instruments

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (ASC 480), Distinguishing Liabilities from Equity and FASB ASC Topic No. 815, (ASC 815) Derivatives and Hedging.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from U.S. GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance was adopted by the Company as of January 1, 2022.

Terms of financial instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and ASU 2020-06 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. As of March 31, 2023 and December 31, 2022, the Company had no derivatives classified as liabilities.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discount or debt issuance costs and amortized to interest expense in the condensed consolidated statements of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the condensed consolidated balance sheet. For the quarter ended March 31, 2023, the Company recorded $360,993 in interest expense associated with debt discounts and debt issuance costs incurred on debt issued during the quarter. The unamortized debt discounts remaining at March 31, 2023 was $773,471. See Note 4 regarding the accounting for debt discounts and debt issuance costs during the quarter ended March 31, 2023. There was no amortization of debt discounts for the year ended December 31, 2022 or unamortized debt discounts outstanding at December 31, 2022.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2023 and December 31, 2022 contained a significant financing component.

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

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligations and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of March 31, 2023 and December 31, 2022, there were $187,916 and $193,598, respectively in contract liabilities outstanding that we expect to recognize as revenue in our next fiscal year.

Revenues

All revenues recognized were derived from internet advertising for the quarter ended March 31, 2023, and the year ended December 31, 2022.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations.

The Company incurred $259 in such costs during the quarter ended March 31, 2023 and did not incur any advertising costs during the year ended December 31, 2022.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2023 and December 31, 2022, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the condensed consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2023 and 2022. Open tax years subject to examination by the Internal Revenue Service generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdictions generally remain open for up to four years from the filing date.

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

Reclassifications

Certain reclassifications were made to the 2022 condensed consolidated financial statements to conform to 2023 presentation.

Recent Issued Accounting Pronouncements

We consider the applicability and impact of all new accounting pronouncements on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board (FASB) through the date these condensed consolidated financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective, that when adopted, will have a material impact on the condensed consolidated financial statements of the Company.

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

Recently Adopted Accounting Pronouncements

Financial Instrument – Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023 and the adoption of the guidance did not have a significant impact on its condensed consolidated financial statements and disclosures.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company adopted ASU 2021-08 on January 1, 2023 and the adoption of the guidance did not have a significant impact on its condensed consolidated financial statements and disclosures.

NOTE 3 – INTANGIBLE ASSETS

Definite-Lived Intangible Asset

The definite-lived intangible asset is a customer relationship asset also acquired through the Advangelists, LLC acquisition. The customer relationship intangible asset is being amortized over its estimated useful life of five years. The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are also reviewed for impairment or obsolescence when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

	Useful Lives	March 31, 2023	December 31, 2022

Customer relationship	5 years	$3,003,676	$3,003,676
Less accumulated amortization		(2,507,576)	(2,357,392)
Net carrying value		$496,100	$646,284

During each of the three months ended March 31, 2023 and 2022, the Company recognized $150,184 in amortization expense related to the customer relationship intangible asset, which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Future amortization of the customer relationship asset, for years ending December 31, is as follows:

2023	$450,552
2024	45,548
Total	$496,100

NOTE 4 – DEBT

Following is a summary of debt outstanding at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Small Business Administration Loan (a)	$–	$150,000
Note payable (b)	1,437,500	–
Total debt	1,437,500	150,000
Less: unamortized debt discounts	(773,471)	–
Current portion of debt, net of debt discounts	664,029	–
Long-term portion of debt	$–	$150,000

(a)	In June 2020, the Company received an Economic Injury Disaster Loan of $150,000 from the Small Business Administration (SBA) which carries a thirty-year term, and interest at 3.7% per annum, with a maturity date in July of 2050. The loan is to be repaid in monthly installments, including principal and interest, of $731, beginning twelve months from the date of the loan. Total accrued and unpaid interest on the debt was $13,594 at December 31, 2022 and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The total principal outstanding has been presented as long-term liabilities as payments required to be made in 2023 will be applied to accrued interest. On January 5, 2023, the Company paid $163,885 to the Small Business Administration to pay off all outstanding principal and accrued interest on the Company’s SBA loan.

(b)

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the “Investor”), entered into a Securities Purchase Agreement (the “Agreement”) for the Investor to purchase from the Company (i) a senior secured 20% original issue discount (OID) nine-month promissory note in an aggregate gross principal amount of $1,437,500, less the 20% OID of $287,500, for a net subscription amount of $1,150,000 (the “Investor Note”), and (ii) a five year warrant to purchase 2,613,636 shares of the Company’s common stock at an exercise price of $0.44 per share, exercisable commencing July 1, 2023 and expiring December 30, 2027 (the “Investor Warrant”). The transaction closed, and proceeds from the Agreement were received by the Company in January 2023. If at any time commencing July 1, 2023, the Company issues, sells, or announces for sale, any shares of its common stock (Subsequent Equity Sale) for a per share price less than the exercise price of the Investor Warrant in effect immediately prior to such Subsequent Equity Sale, the exercise price of the Investor Warrant shall be reduced to an amount equal to the issuance price of the Subsequent Equity Sale.

In conjunction with the Agreement, the Company issued 522,727 shares of common stock, or approximately 5.3% of the Company’s outstanding shares, to the Investor as an incentive on the transaction (Incentive Shares). Excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant are not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. Total issuance fees of $138,500 associated with the closing of the Agreement were paid by the Company to Spartan Capital Securities LLC and the Investor’s counsel, resulting in net proceeds of $1,011,500. Approximately $164,000 of the loan proceeds were utilized to repay the outstanding principal and accrued interest under the SBA loan (see above).

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and is payable on or before September 30, 2023, and it provides that the Investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the Agreement, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all of their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 offering (see Note 5).

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the Agreement, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Agreement. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received (after deducting fees paid to lender) under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the Agreement. The fair values of the Investor Warrant, the Incentive Shares, the OID of $287,500, and the $138,500 in debt issuance costs paid, were recorded as debt discounts and debt issuance costs totaling $1,134,466, and are presented net against the debt principal outstanding on the accompanying condensed consolidated balance sheet at March 31, 2023. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matures on September 30, 2023. For the quarter ended March 31, 2023, $360,993 in amortization on the debt discounts was recognized as interest expense on the accompanying condensed consolidated statement of operations, and remaining unamortized debt discounts at March 31, 2023 were $773,471.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

No further voting, dividend or liquidation preference rights exist as of March 31, 2023 on any class of preferred stock.

February 2023 Public Offering

On February 13, 2023, the Company entered into an underwriting agreement (the Underwriting Agreement) with Spartan Capital Securities, LLC (the Underwriter) relating to a public offering of 3,777,634 shares of common stock and pre-funded warrants to purchase 4,286,883 shares of common stock (the Shares), for net proceeds of $3,207,500 (the February 2023 Offering). In conjunction with the February 2023 Offering, which closed on February 16, 2023, the investors also received other Warrants to purchase 12,096,776 shares of common stock (Series 2023 Warrants). The offered Shares were priced at $0.465 per combination of one share of common stock or one pre-funded warrant, accompanied by one Series 2023 Warrant.

Each pre-funded warrant is exercisable at any time, until fully exercised, to purchase one share of common stock at an exercise price of $0.0001 per share. Each Series 2023 Warrant is exercisable for five years to purchase 1.5 shares of common stock at a cash exercise price of $0.465 per warrant share. The Series 2023 Warrants contain an alternative cashless exercise provision permitting the holder to acquire 0.75 shares of common stock for every 1.5 warrant shares any time after the earlier of (i) 30 days following the initial exercise date of February 14, 2023 and (ii) the date on which the aggregate trading volume of the Company’s common stock, beginning on the initial exercise date of the Series 2023 Warrants, exceeds 36,290,322 shares. Additionally, the exercise price of both the pre-funded warrants and the Series 2023 Warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like.

Pursuant to the terms of the Underwriter agreement, and as partial consideration to the Underwriter, the Company issued a warrant for the purchase of 403,226 shares of common stock, exercisable from February 14, 2023 through February 14, 2028, at an initial exercise price of $0.5115 per share. The Company also granted the Underwriter a 45-day option to purchase up to an additional 1,209,678 shares and/or pre-funded warrants in lieu of shares, and accompanying Series 2023 Warrants to purchase 1,814,517 shares at the public offering price less the underwriting discounts and commissions, to cover over-allotments, if any. No additional shares or pre-funded warrants were purchased by the Underwriter. The Company paid a cash fee to the Underwriter equal to 8% of the gross proceeds raised in the February 2023 Offering, plus a reimbursement of Underwriter fees totaling $242,500.

Between the closing of the February 2023 Offering and March 31, 2023, one or more investors holding pre-funded warrants converted their pre-funded warrants into 3,036,667 shares of common stock and elected the alternative cashless exercise provision for the Series 2023 Warrant exercise of 806,451 shares of the Series 2023 Warrants, resulting in the issuance of 403,226 shares of common stock. Pre-funded warrants and Series 2023 Warrants remaining outstanding and exercisable at March 31, 2023 were 1,250,216 and 11,290,325, respectively.

Subsequent to March 31, 2023, the remaining 1,250,216 shares of pre-funded warrants were exercised, resulting in the issuance of 1,250,216 shares of common stock in April 2023. Also, subsequent to March 31, 2023, an additional 8,870,969 shares of the Series 2023 Warrants were exercised under the alternative cashless exercise provision, resulting in the issuance of 4,435,485 shares of common stock in April 2023.

Shares Issued for Services

During the quarter ended March 31, 2022, the Company issued 50,000 shares of common stock, at $1.69 per share for $84,500 in exchange for services rendered. No shares were issued during the March 31, 2023, quarter ended.

Shares issued upon conversion of debt:

During the quarter ended March 31, 2022, Dr. Gene Salkind, his wife, and a trust converted an aggregate of $2,052,500 of secured debt in exchange for 1,368,333 shares of common stock as well as warrants to purchase 684,166 shares of common stock at an exercise price of $4.00 per share through September 2029. The Company recorded a loss on debt extinguishment of $491,915 related to the conversion.

The Company also converted $150,000 of debt into 75,000 shares of common stock, having a fair value of $135,750, resulting in a gain on debt extinguishment of $14,250. No shares were issued during the quarter ended March 31, 2023.

NOTE 6 – STOCK OPTION PLANS AND WARRANTS

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

In March of 2023, Nate Knight was granted 25,000 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $0.22, and expiration of March 2028.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. The weighted average assumptions made in calculating the fair values of options granted during the quarters ended March 31, 2023, and 2022 are as follows:

	Quarter Ended March 31
	2023	2022
Expected volatility	165.43%	79.95%
Expected dividend yield	–	–
Risk-free interest rate	3.73%	2.14%
Expected term (in years)	5	10

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2023	1,162,722	$16.22	7.44	$–
Granted	25,000	$0.22	4.98	–
Exercised	–	–	–	–
Cancelled & expired	(48,375)	–	–	–
Outstanding, March 31, 2023	1,139,347	$15.69	7.46	$–
Options exercisable, March 31, 2023	1,131,124	$15.63	7.45	$–

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was $0.22.

The aggregate intrinsic value of options outstanding and options exercisable on March 31, 2023, is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices lower than the $0.18 closing price of the Company's common stock on March 31, 2023. Stock-based compensation expense was $12,304 and $34,416 for the quarters ended March 31, 2023 and 2022, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

As of March 31, 2023, the unamortized compensation cost related to unvested stock option awards is $5,688 and is expected to be recognized during the remainder of fiscal 2023.

Warrants

During the three months ended March 31, 2023, the Company issued a total of 19,400,521 common stock warrants, of which 2,613,636 were issued in connection with the 20% OID Promissory note (see Note 4). The warrants issued in connection with the 20% OID Promissory note are exercisable commencing July 1, 2023 through December 30, 2027. An additional 16,786,885 were issued in connection with the public offering of February 2023, including 4,286,883 of pre-funded warrants (see Note 5) with a five-year contractual term, expiring February 14, 2028.

The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2023, and 2022 are as follows:

	Quarters Ended March 31,
	2023	2022
Expected volatility	172.63%	75.87%
Expected dividend yield	–	–
Risk-free interest rate	3.85%	2.03%
Expected term (in years)	5.00	6.25

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2023	4,683,800	$13.01	4.73	$–
Granted	19,400,521	$0.24	2.83	$212,537
Exercised*	(3,843,118)	$0.47	–	$–
Outstanding, March 31, 2023	20,241,203	$3.34	4.74	$212,537
Warrants exercisable, March 31, 2023	17,627,567	$4.09	4.77	$212,537

*	Includes 3,036,667 of pre-funded warrants with a purchase price of $0.47, paid upon grant of warrants issued in the February 2023 Offering.

NOTE 7: EARNINGS (LOSS) PER SHARE

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

The following potentially dilutive equity securities outstanding as of March 31, 2023, and December 31, 2022, are as follows:

	March 31, 2023	December 31, 2022
Convertible notes payable and accrued interest	–	58,891
Stock options	1,139,347	1,162,721
Warrants	20,241,203	4,682,551
Total common stock equivalents	21,380,550	5,904,163

NOTE 8 – LITIGATION

The Company may be involved in lawsuits in the normal course of business. Management cannot predict the outcome of the lawsuits or estimate the amount of any loss that may result. Accordingly, no provision for any contingent liabilities that may result has been made in the financial statements. Management believes that losses resulting from these matters, if any, would not have a material adverse effect on the financial position or results of operations of the Company. See further discussion at Note 10.

NOTE 9 –NASDAQ LISTING REQUIREMENTS

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

In order to maintain the listing of its common stock on The NasdaqCM, the Company must demonstrate compliance with Listing Rule 5550(b)(1) which requires the Company to maintain: (1) Stockholders’ equity of at least $2.5 million; or (2) Market Value of Listed Securities of at least $35 million. The Company’s plan of compliance outlined a plan for compliance with the stockholders’ equity standard requirement by completing the recently completed February 2023 Offering. (see Note 5). As the net proceeds of the recently completed offering was approximately $3,207,500, which is lower than the amount anticipated, the Company will likely need to raise additional capital and to amend its plan of compliance.

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

NOTE 10 – SUBSEQUENT EVENTS

In April 2023, the Compensation Committee of the Company’s Board of Directors approved the following transactions:

Equity Transactions

•	Grant of 100,000 shares of restricted common stock to Gene Salkind, Chairman of the Board, for services previously rendered, based on a per share value of $0.167. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 50,000 shares of restricted common stock each to the Company’s CEO and another member of the Board of Directors for services as directors of the Company. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 30,000 shares of common stock to Mr. Salkind as payment for accrued and unpaid interest of approximately $5,000 based on a per share value of $0.167.
•	Grant of 71,856 shares of restricted common stock to the Company’s legal counsel as payment for accrued and unpaid services valued at $12,000 and $0.167 per share. Such shares are restricted from transfer until February 13, 2024.
•	Issuance of 1,562,133 shares of restricted common stock at a per share value of $0.17 as payment and full settlement of outstanding accounts payable with a total carrying amount of $265,563.
•	Grant of 25,000 stock options to a member of the Board of Directors in April 2023 with a term of five years and exercise price of $0.22 per share.

The effects on the Company’s consolidated financial statements included an increase in stockholders’ equity of $282,573.

Subsequent to March 31, 2023, the remaining 1,250,216 shares of pre-funded warrants were exercised, resulting in the issuance of 1,250,216 shares of common stock in April 2023. Also, subsequent to March 31, 2023, an additional 8,870,969 shares of the Series 2023 Warrants were exercised under the alternative cashless exercise provision, resulting in the issuance of 4,435,485 shares of common stock in April 2023.

Litigation

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into six years ago in April 2017 which terminated Mr. Trepeta’s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 Million in damages. Based on the Company’s initial internal review of the situation, the Company believes the claims lack merit and it intends to vigorously defend same. Due to uncertainties inherent in litigation, the Company cannot predict the outcome of this matter at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company.

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2022 which includes our audited financial statements for the year ended December 31, 2022 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying condensed consolidated financial statements as of March 31, 2023, and 2022 includes the accounts of Mobiquity Technologies, Inc. (the “Company”) and its wholly owned subsidiaries.

This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

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

Our Company

We are a next-generation advertising technology, data compliance and intelligence company which operates through our three proprietary software platforms in the programmatic advertising industry.

The Programmatic Advertising Industry

Programmatic advertising refers to the automated buying and selling of digital ad space. In contrast to manual advertising, which relies on human interaction and negotiation between publishers and marketers, programmatic ad buying harnesses technology to purchase digital display space. This use of software and algorithms helps streamline ad buying processes, which is why programmatic has become one of the most indispensable digital marketing tools worldwide. According to Statista, in 2021, global programmatic ad spends reached an estimated 418.4 billion U.S. dollars, with spending set to surpass 493 billion by 2022. The United States remains the leading programmatic advertising market worldwide.

Our Mission

Our mission is to help enterprises in the programmatic industry become more efficient and effective regarding the monetization of advertising, audience segments and data compliance. We do this by offering three proprietary solutions: Our ATOS platform for brands and agencies, our data intelligence platform for audience segments and targeting, and our publisher platform for privacy compliance and publisher monetization.

Our Opportunity

Due to the recent changes to Privacy Laws, such as GDPR and CCPA, along with Apple and Google’s removal of Identifiers, we believe Publishers are facing two significant issues: increasing costs due to privacy compliance laws and decreasing revenue, due to the lack of audience targeting. We believe there is a major paradigm shift occurring in the market, where user data and the targeting intelligence to use it must shift from middlemen directly to the content publishers. Publishers must own their first party data and manage their audiences’ segments in-house. We believe that irrespective of whether a publisher chooses to work with us or not, they need to find a solution that allows advertisers to buy directly from them.

Our Solutions

Programmatic Advertising Platform

Our advertising technology operating system (or ATOS) platform is a single-vendor end-to-end solution that blends artificial intelligence (or AI) and machine learning (or ML)-based optimization technology that automatically serves advertising and manages digital advertising campaigns. Our ATOS platform engages with approximately 10 billion advertisement opportunities per day.

As an automated programmatic ecosystem, ATOS increases speed and performance, by providing dynamic technology that scales in real-time. It is this proprietary cloud-based architecture that keeps costs down and allows us to pass along savings to our customers. Also, by offering more of the features inherent in a digital advertising campaign, and removing the need for third-party integration of those features, we believe that our ATOS platform can be substantially more time efficient and cost efficient than other Demand-Side Platforms (or DSPs). Our ATOS platform also decreases the effective cost basis for users by integrating all the necessary capabilities at no additional cost as compared to the costs to outsource these capabilities to one or more providers in a fragmented ecosystem. DSP and bidding technologies, AdCop™ Fraud Protection, rich media and ad serving, attribution, reporting dashboard and DMP are all included in our ATOS platform.

Data Intelligence Platform

Our data intelligence platform provides precise data and insights on consumer’s real-world behavior and trends for use in marketing and research. Our management believes, based our experience in the industry, that we provide one of the most accurate and scaled solution for data collection and analysis, utilizing multiple internally developed proprietary technologies.

We provide our data intelligence platform to our customers on a managed services basis, and also offer a self-service alternative through our MobiExchange product, which is a software-as-a-service (or SaaS) fee model. MobiExchange is a data-focused technology solution that enables users to rapidly build actionable data and insights for its own use. MobiExchange’s easy-to-use, self-service tools allow anyone to reduce the complex technical and financial barriers typically associated with turning offline data, and other business data, into actionable digital products and services. MobiExchange provides out-of-the box private labeling, flexible branding, content management, user management, user communications, subscriptions, payment, invoices, reporting, gateways to third party platforms, and help desk, among other things.

Publisher Platform for Monetization and Compliance

Our content publisher platform is a single-vendor ad tech operating system that allows publishers to better monetize their opt-in user data and advertising inventory. The platform includes tools for: consent management, audience building, a direct advertising interface and inventory enhancement. Our publisher platform provides content publishers the functionality to use its user identifier data to create inventories of profiled data segments and to target audiences with advertising using that data, in a data privacy compliant manner.

Our Revenue Sources

We target publishers, brands, advertising agencies and other advertising technology companies as our audience for our three platform products. Our sales and marketing strategy is focused on providing a de-fragmented operating system that facilitates a considerably more efficient and effective way for advertisers and publishers to transact with each other. Our goal is to become the programmatic display advertising industry standard for small and medium sized advertisers. We generate revenue from our platforms through two verticals:

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

Fair Value of Financial Instruments

The Company accounts for financial instruments at fair value, which as is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. There are three levels of inputs that may be used to measure fair value:

•	Level 1—Valuation based on unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access;

•	Level 2—Valuation based on observable quoted prices for similar assets and liabilities in active markets; and

•	Level 3—Valuation based on unobservable inputs that are supported by little or no market activity, which require management’s best estimate of what market participants would use as fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On March 31, 2023 and December 31, 2022, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2023, and December 31, 2022 contained a significant financing component.

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

Recent Issued Accounting Pronouncements

We consider the applicability and impact of all new accounting pronouncements on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board (FASB) through the date these condensed consolidated financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective, that when adopted, will have a material impact on the condensed consolidated financial statements of the Company.

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

Recently Adopted Accounting Pronouncements

 Financial Instrument – Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023 and the adoption of the guidance did not have a significant impact on its condensed consolidated financial statements and disclosures.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company adopted ASU 2021-08 on January 1, 2023 and the adoption of the guidance did not have a significant impact on its condensed consolidated financial statements and disclosures.

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

Results of Operations

Quarter Ended March 31, 2023, versus Quarter Ended March 31, 2022

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	March 31,2023	March 31, 2022
Revenues	$132,224	$542,169
Cost of revenues	62,808	306,127
Gross profit	69,416	236,042
General and administrative expenses	1,425,747	2,077,724
Loss from operations	$(1,356,331)	$(1,841,682)

We generated revenues of $132,224 in the first quarter of 2023 compared to $542,169 in the same period for 2022, a decrease in revenues of $409,945. The nationwide economic impact of COVID-19 during the past twenty-four months severely reduced operations. The Company has developed several new features which we believe will help grow revenue in 2023 and beyond. We anticipate releasing one or more new products and services in early 2023 that will address many of the changes that have affected the AdTech industry over the last year.

Cost of revenues was $62,808 or 47.5% of revenues in the first quarter of 2023 as compared to $306,127 or 56.4% of revenues in the same fiscal period of 2022. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross profit was $69,416 or 52.5% of revenues for the first quarter of 2023 as compared to $236,042 in the same period of 2022 or 43.6% of revenues.

General and administrative expenses were $1,425,747 for the first quarter of fiscal 2023 compared to $2,077,724 in the comparable period of the prior year, a decrease of $651,977. Decreased operating costs primarily related to a decrease in stock-based compensation expense of approximately $19,950, computer expense of approximately $370,088, capitalization of $501,075 in software development costs, offset by an increase in professional fees of approximately $285,000.

The loss from operations for the first quarter of 2023 was $1,356,331 as compared to $1,841,682 for the comparable period of the prior year. While our loss from operations decreased by approximately $485,000 due to capitalization of software development costs as well as improved operations over the comparable first quarter of 2022, the continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended December 31, 2022, and 2021.

The Company had cash of $2,182,330 on March 31, 2023. Cash used in operating activities for the three months ended March 31, 2023, was $1,606,449. This resulted primarily from a net loss of $1,716,804 offset by stock-based compensation of $12,304, amortization of intangibles $150,184, amortization of debt discount of $360,993, decrease in accounts receivable of $162,607 decrease in accounts payable and accrued expenses of $639,421, decrease in contract liabilities of $5,682, increase in provision of doubtful accounts of $19,843, and decrease in prepaid expenses and other assets of $47,500. Cash flows used in investing activities were primarily related to increased software development costs of $501,075. Cash flows provided by financing activities of $4,069,000 resulted from cash paid on debt of $150,000 offset by net proceeds received from the issuance of long-term debt of $1,011,500 and net proceeds of $3,207,500 from the issuance of common stock and pre-funded warrants.

The Company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our company that have been satisfied. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2023 and beyond until cash flow from our proximity marketing operations becomes substantial.

Other Debt Transactions

In June 2020, the Company received an Economic Injury Disaster Loan of $150,000 from the Small Business Administration (SBA) which carries a thirty-year term, and interest at 3.7% per annum, with a maturity date in July of 2050. The loan is to be repaid in monthly installments, including principal and interest, of $731, beginning twelve months from the date of the loan. Total accrued and unpaid interest on the debt was $13,594 at December 31, 2022 and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The total principal outstanding has been presented as long-term liabilities as payments required to be made in 2023 will be applied to accrued interest. On January 5, 2023, the Company paid $163,885 to the Small Business Administration to pay off principal and accrued interest on the Company’s SBA loan.

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the “Investor”), entered into a Securities Purchase Agreement (the “Agreement”) for the Investor to purchase from the Company (i) a senior secured 20% original issue discount (OID) nine-month promissory note in an aggregate gross principal amount of $1,437,500, less the 20% OID of $287,500, for a net subscription amount of $1,150,000 (the “Investor Note”), and (ii) a five year warrant to purchase 2,613,636 shares of the Company’s common stock at an exercise price of $0.44 per share, exercisable commencing July 1, 2023 and expiring December 30, 2027 (the “Investor Warrant”). Proceeds from the Agreement were received by the Company in January 2023.

In conjunction with the Agreement, the Company issued 522,727 shares of common stock, or approximately 5.3% of the Company’s outstanding shares, to the Investor as an incentive on the transaction (Incentive Shares). Excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant are not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. Total issuance fees of $138,500 associated with the closing of the Agreement were paid by the Company to Spartan Capital Securities LLC and the Investor’s counsel. Approximately $163,000 of the loan proceeds were utilized to repay the outstanding principal and accrued interest under the SBA loan.

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and is payable on or before September 30, 2023, and it provides that the Investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the Agreement, who hold the purchased Company securities at the time the prepayment demand, is made unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all of their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 offering (see Note 5).

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the Agreement, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Agreement. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the Agreement. The fair values of the Investor Warrant, the Incentive Shares, the OID, and the $138,500 in debt issuance costs paid, were recorded as debt discounts totaling $1,134,466, and are presented net against the debt principal outstanding on the accompanying condensed consolidated balance sheet at March 31, 2023. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matures on September 30, 2023. For the quarter ended March 31, 2023, $360,993 in amortization on the debt discounts was recognized as interest expense on the accompanying condensed consolidated statement of operations, and remaining unamortized debt discounts at March 31, 2023 were $773,473.

February 2023 Public Offering

On February 13, 2023, the Company entered into an underwriting agreement (the Underwriting Agreement) with Spartan Capital Securities, LLC (the Underwriter) relating to a public offering of 3,777,634 shares of common stock and pre-funded warrants to purchase 4,286,883 shares of common stock (the Shares), for net proceeds of $3,207,500 (the February 2023 Offering). In conjunction with the February 2023 Offering, which closed on February 16, 2023, the investors also received other Warrants to purchase 12,096,776 shares of common stock (Series 2023 Warrants). The offered Shares were priced at $0.465 per combination of one share of common stock or one pre-funded warrant, accompanied by one Series 2023 Warrant.

Each pre-funded warrant is exercisable at any time, until fully exercised, to purchase one share of common stock at an exercise price of $0.0001 per share. Each Series 2023 Warrant is exercisable for five years to purchase 1.5 shares of common stock at a cash exercise price of $0.465 per warrant share. The Series 2023 Warrants contain an alternative cashless exercise provision permitting the holder to acquire 0.75 shares of common stock for every 1.5 warrant shares any time after the earlier of (i) 30 days following the initial exercise date of February 14, 2023 and (ii) the date on which the aggregate trading volume of the Company’s common stock, beginning on the initial exercise date of the Series 2023 Warrants, exceeds 36,290,322 shares. Additionally, the exercise price of both the pre-funded warrants and the Series 2023 Warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like.

Pursuant to the terms of the Underwriter agreement, and as partial consideration to the Underwriter, the Company issued a warrant for the purchase of 403,226 shares of common stock, exercisable from February 14, 2023 through February 14, 2028, at an initial exercise price of $0.5115 per share. The Company also granted the Underwriter a 45-day option to purchase up to an additional 1,209,678 shares and/or pre-funded warrants in lieu of shares, and accompanying Series 2023 Warrants to purchase 1,814,517 shares at the public offering price less the underwriting discounts and commissions, to cover over-allotments, if any. No additional shares or pre-funded warrants were purchased by the Underwriter. The Company paid a cash fee to the Underwriter equal to 8% of the gross proceeds raised in the February 2023 Offering, plus a reimbursement of Underwriter fees totaling $242,500.

Between the closing of the February 2023 Offering and March 31, 2023, one or more investors holding pre-funded warrants converted their pre-funded warrants into 3,036,667 shares of common stock and elected the alternative cashless exercise provision for the exercise of 806,451 shares of the Series 2023 Warrants, resulting in the issuance of 403,226 shares of common stock. Pre-funded warrants and Series 2023 Warrants remaining outstanding and exercisable at March 31, 2023 were 1,250,216 and 11,290,325, respectively.

Subsequent to March 31, 2023, the remaining 1,250,216 shares of pre-funded warrants were exercised, resulting in the issuance of 1,250,216 shares of common stock in April 2023. Also, subsequent to March 31, 2023, an additional 8,870,969 shares of the Series 2023 Warrants were exercised under the alternative cashless exercise provision, resulting in the issuance of 4,435,485 shares of common stock in April 2023.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2022, and quarterly since that date. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size.

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

There were changes in the Company's internal control over financial reporting during the most recently completed fiscal year, which includes the integration of the new staff, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Continuing Internal Controls Remediation Efforts

During fiscal 2022 the Company had identified control gaps and deficiencies. The Company has worked to remediate the gaps, deficiencies and material weaknesses in its internal controls. The Board of Directors and The Audit Committee, as a priority, initiated these remediation activities to ensure the Company has proper internal controls over financial reporting and corporate governance. These steps will continue in fiscal 2023. To demonstrate these controls are effective, the Company has instituted independent monitoring and testing of these aforementioned controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into six years ago in April 2017 which terminated Mr. Trepeta’s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 Million in damages. Based on the Company’s initial internal review of the situation, the Company believes the claims lack merit and it intends to vigorously defend same. Due to uncertainties inherent in litigation, the Company cannot predict the outcome of this matter at this time.

ITEM 1A. RISK FACTORS

Incorporated by reference are the risk factors contained in our Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. CHANGES IN SECURITIES.

(a) For fiscal 2022, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

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

b) From January 1, 2023, through March 31,2023, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2022	Common Stock	50,000 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – March 2022	Common Stock	1,443,333 shares 684,166 warrants	Note conversion of $2,502,500 of Secured debt and $150,000 of unsecured debt	Section 3(a)(9)	Secured debt converted at $1.50 per share and unsecured debt converted at $2.00 per share (1)

Jan – March 2023	Common Stock	3,777,634 shares 12,351,400 warrants	Shares sold for cash	Rule506;Section 4(2)	Not applicable

Jan – March 2023	Common Stock	522,727 shares	Original issue discount	Rule506;Section 4(2)	Not applicable

Jan – March 2023	Common Stock	3,439,893 shares	Warrant conversion	Section 3(a)(9)	Each warrant exercise price $0.465

_________________

(1)	The secured investor converted $2,502,500 of principal into 1,368,333 common shares and warrants to purchase 684,166 shares of common stock at an exercise price of $4.00 per share through September 2029.
(2)	The secured investor converted $510,000 of principal into 408,000 common shares and warrants to purchase 204,000 shares of common stock at an exercise price of $4.00 per share through September 2029.

In the three months ended March 31, 2023 and, 2022, there were no repurchases by the Company of its Common Stock.

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

______________

*	Filed herewith

**	Previously filed under Form S-1 Registration Statement, File No. 333-260364.

***	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: May 15, 2023	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: May 15, 2023	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

