Form 10-Q
period 2023-06-30
Mobiquity Technologies, Inc.
filed 2023-07-25
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

The number of shares outstanding of the registrant’s common stock, as of July 7, 2023, was 38,611,261.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technologies, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)

Assets
Current Assets
Cash	$1,598,160	$220,854
Accounts receivable, net	101,666	340,935
Prepaid and other current assets	11,700	59,200
Total Current Assets	1,711,526	620,989

Property and equipment, net	10,692	15,437

Goodwill	1,352,865	1,352,865
Intangible assets, net	345,916	646,284
Capitalized software development costs, net	842,575	–

Total Assets	$4,263,574	$2,635,575

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,128,260	$2,067,244
Accrued interest - related party	–	235,563
Contract liabilities	189,790	193,598
Debt, current portion, net of debt discount	–	–
Total Current Liabilities	1,318,050	2,496,405

Long Term Liabilities
Debt, less current portion	–	150,000
Total Long-Term Liabilities	–	150,000

Total Liabilities	1,318,050	2,646,405

Stockholders' Equity
AA preferred stock; $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding	–	–
AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series C; $0.0001 par value, 1,500 shares authorized, no shares issued and outstanding	–	–
Preferred stock Series E; $80 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Preferred stock Series F; $0.0001 par value, 1 share authorized, 1 share issued and outstanding	–	–
Common stock; $0.0001 par value, 100,000,000 shares authorized, 31,436,261 and 9,311,639 shares issued and outstanding	3,145	931
Treasury stock $0.0001 par value 37,500 shares outstanding at June 30, 2023 and December 31, 2022	(1,350,000)	(1,350,000)
Additional paid in capital	218,625,335	211,845,452
Accumulated deficit	(214,332,965)	(210,507,222)
Total Stockholders' Equity (Deficit)	2,945,524	(10,830)
Total Liabilities and Stockholders' Equity (Deficit)	$4,263,574	$2,635,575

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technologies, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$131,515	$1,920,954	$263,739	$2,463,123

Cost of revenues	$104,089	673,769	166,897	979,896

Gross profit	27,426	1,247,185	96,842	1,483,227

Operating expenses
General and administrative expenses	1,364,170	2,103,260	2,637,704	4,479,322
Depreciation and amortization	173,809	152,705	326,022	305,232
Total operating expenses	1,537,979	2,255,965	2,963,726	4,784,554

Loss from operations	(1,510,553)	(1,008,780)	(2,866,884)	(3,301,327)

Other income (expense)
Interest expense	(382,159)	(23,270)	(743,396)	(143,967)
Loss on debt extinguishment, net	(396,323)	(828,496)	(396,323)	(855,296)
Inducement expense	–	(101,000)	–	(101,000)
Interest income	791	574	1,555	574
Loss on disposal of fixed assets	(695)	–	(695)	–
Gain on settlement of liability	–	389,495	–	389,495
Total other expense, net	(778,386)	(562,697)	(1,138,859)	(710,194)

Net loss before income taxes	(2,288,939)	(1,571,477)	(4,005,743)	(4,011,521)

Income tax benefit	180,000	–	180,000	–

Net loss	(2,108,939)	(1,571,477)	(3,825,743)	(4,011,521)

Loss per share - basic	(0.09)	(0.20)	(0.21)	(0.50)
Loss per share - diluted	(0.09)	(0.20)	(0.21)	(0.50)

Weighted average number of shares outstanding - basic	24,088,671	7,963,151	18,374,200	8,048,558
Weighted average number of shares outstanding - diluted	24,088,671	7,963,151	18,374,200	8,048,558

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technologies, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

For the Three and Six Months Ended June 30, 2023 and June 30, 2022

	Series F Preferred Stock		Series AAA Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance, at December 31, 2022	–	–	31,413	$3	61,688	$6	9,311,639	$931	$211,845,452	37,500	$(1,350,000)	$(210,507,222)	$(10,830)
Incentive common stock shares and warrants issued with debt	–	–	–	–	–	–	522,727	53	708,411	–	–	–	708,464
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	3,777,634	378	3,207,122				3,207,500
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	–	–	3,439,893	344	(344)	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	12,304	–	–	–	12,304
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(1,716,804)	(1,716,804)
Balance, at March 31, 2023	–	–	31,413	3	61,688	6	17,051,893	1,706	215,772,945	37,500	(1,350,000)	(212,224,026)	2,200,634
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	5,625,000	563	2,527,436	–	–	–	2,527,999
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	–	–	6,895,379	689	(689)	–	–	–	–
Common stock issued for services rendered	–	–	–	–	–	–	478,326	48	80,362	–	–	–	80,410
Common stock issued for conversion of interest	–	–	–	–	–	–	1,385,663	139	235,424	–	–	–	235,563
Stock based compensation	–	–	–	–	–	–	–	–	9,757	–	–	–	9,757
Series F preferred stock issued for cash	1	–	–	–	–	–	–	–	100	–	–	–	100
Net Loss	–	–	–	–	–	–	–	–		–	–	(2,108,939)	(2,108,939)
Balance, at June 30, 2023	1	–	31,413	3	61,688	6	31,436,261	3,145	218,625,335	37,500	(1,350,000)	(214,332,965)	2,945,524

	Series F Preferred Stock		Series AAA Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
December 31, 2021 (restated)	–	–	31,413	$3	61,688	$6	6,460,751	$650	$206,712,907	37,500	$(1,350,000)	$(202,444,894)	$2,918,672
Stock issued for services	–	–	–	–	–	–	50,000	5	84,495	–	–	–	84,500
Stock based compensation	–	–	–	–	–	–	–	–	34,416	–	–	–	34,416
Conversion of convertible debt to common stock and warrants	–	–	–	–	–	–	1,443,333	145	2,680,020	–	–	–	2,680,165
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(2,440,044)	(2,440,044)
Balance, at March 31, 2022 (restated)	–	–	31,413	$3	61,688	$6	7,954,084	$800	$209,511,838	37,500	$(1,350,000)	$(204,884,938)	$3,277,709
Stock based compensation	–	–	–	$–	–	$–	–	$–	$509,338	–	$–	$–	509,338
Convertible notes converted to common stock and warrants related party	–	–	–	$–	–	$–	408,000	$41	$988,590	–	$–	$–	988,631
Net Loss	–	–	–	$–	–	$–	–	$–	$–	–	$–	$(1,571,477)	(1,571,477)
Balance, at June 30, 2022	–	–	31,413	3	61,688	6	8,362,084	841	211,009,766	37,500	(1,350,000)	(206,456,415)	3,204,201

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(3,825,743)	$(4,011,521)

Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for uncollectible receivables	46,458	–
Depreciation	4,050	4,863
Loss on disposal of asset	695	–
Amortization of intangible assets	300,368	300,367
Amortization of capitalized software development costs	21,604	–
Amortization of debt discount	738,141	–
Stock issued for services	–	84,500
Loss on debt extinguishment - related party	–	855,296
Loss on debt extinguishment	396,323	–
Gain on settlement of liability	–	(389,495)
Stock-based compensation	22,061	543,754
Inducement expense	–	101,000
Income tax benefit	(180,000)	–
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	192,811	(214,480)
(Increase) decrease prepaid expenses and other assets	47,500	(10,125)
Decrease in accounts payable and accrued expenses	(678,574)	(318,919)
Contract liabilities	(3,808)	–
Net cash used in operating activities	(2,918,114)	(3,054,760)

Investing Activities
Purchase of property and equipment	–	(8,004)
Increase in software development costs	(864,179)	–
Net cash used in investing activities	(864,179)	(8,004)

Financing Activities
Proceeds from the issuance of debt, net of discounts and debt issuance costs	1,011,500	–
Repayment on notes payable	(1,587,500)	(156,504)
Issuance of common stock and pre-funded warrants, net of issuance costs	5,735,499	–
Proceeds from the issuance of Series F preferred stock	100	–
Net cash provided by (used in) financing activities	5,159,599	(156,504)

Net change in cash	1,377,306	(3,219,268)

Cash - beginning of period	220,854	5,385,245

Cash - end of period	$1,598,160	$2,165,977

Supplemental disclosure of cash flow Information
Cash paid for interest	$18,489	$141,806
Cash paid for taxes	$294	$325

Supplemental disclosure of non-cash investing and financing activities:
Issuance of incentive shares with debt recorded as debt discount	$122,426	$–
Warrants issued with debt recorded as debt discount	$586,038	$–
Common stock issued under cashless warrant exercises	$1,033	$–
Common stock issued for accrued interest	$235,563	$–
Common stock issued for settlement of accounts payable	$80,410	$–
Conversion of debt to common stock and warrants	$–	$2,712,500

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As reflected in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2023, the Company is reporting the following:

•	Net loss of $3,825,743; and
•	Net cash used in operations of $2,918,114

Additionally, at June 30, 2023, the Company is reporting the following:

•	Accumulated deficit of $214,332,965
•	Stockholders’ equity of $2,945,524, and
•	Working capital of $393,476.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $1,598,160 on June 30, 2023.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the six months ended June 30, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

Coronavirus (“COVID-19”) Pandemic

During the year ended December 31, 2022, the Company’s financial results and operations were adversely impacted by the COVID-19 pandemic. The Company is a data location company with a specialty to drive traffic to retail stores. In the prior two (2) years, the Company suffered from the effects of the pandemic due to lack of traffic to retail stores related to mandated stay-at-home restrictions and the Company drastically curtailed its operations. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The pandemic also had an effect on the Company’s ability to attain new customers or retain existing customers, and to collect on its outstanding accounts receivable, resulting in an increase of its allowance for doubtful accounts in fiscal 2022, and the six months ended June 30, 2023, of approximately $324,000 and $46,000, respectively. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

During the three months and six months ended June 30, 2023, the Company’s financial results and operations were not otherwise materially adversely impacted by the COVID-19 pandemic.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (U.S. GAAP) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

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

Fair Value of Financial Instruments

The Company accounts for financial instruments at fair value, which is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. There are three levels of inputs that may be used to measure fair value:

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On June 30, 2023, and December 31, 2022, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

On June 30, 2023, and December 31, 2022, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Company (FDIC), which is $250,000. As of June 30, 2023, and December 31, 2022, the Company had not experienced any losses on cash balances in excess of the FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows. At June 30, 2023, the Company exceeded FDIC insured limits by approximately $1,350,000, and did not exceed the limits at December 31, 2022.

For the six months ended June 30, 2023, and fiscal year 2022, sales of our products to two and three customers, respectively, generated approximately 76% and 52% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on our consolidated results of operations and financial condition.

Accounts Receivable

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Four of our customers combined accounted for approximately 54% and 42% of outstanding accounts receivable at June 30, 2023 and December 31, 2022, respectively.

The Company had net accounts receivable of $101,666, $340,935, and $388,112 on June 30, 2023, December 31, 2022, and December 31, 2021, respectively.

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

The allowance for doubtful accounts was approximately $1,138,000 and $1,091,000 at June 30, 2023 and December 31, 2022, respectively. This allowance relates to receivables generated in previous years for which collection is uncertain, based in part, as a result of many customers being adversely impacted by COVID-19.

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

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments were recognized by the Company for the six months ended June 30, 2023, and the year ended December 31, 2022.

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

Goodwill

The Company’s goodwill represents the excess of the consideration transferred for the acquisition of Advangelists, LLC in December 2018 over the fair value of the underlying identifiable net assets acquired. Goodwill is not amortized but instead, tested for impairment at least annually. In the event that management determines that the value of goodwill has become impaired, the Company will record a charge in an amount equal to the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit during the fiscal quarter in which the determination is made.

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of June 30, 2023, and December 31, 2022. No impairment of goodwill was recognized by the Company for the six months ended June 30, 2023 or 2022.

Intangible Assets

The majority of the Company’s intangible assets consist of customer relationship and the ATOS platform technology obtained through its acquisition of Advangelists LLC. The Company amortizes its identifiable definite-lived intangible assets over an estimated period of 5 years. See Note 3 for further details.

Software Development Costs

In accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, the Company records the cost of planning, designing, and establishing the technological feasibility of computer software intended for resale as research and development costs and charges those costs to operations when incurred and are included in general and administrative expenses on the condensed consolidated statements of operations. After technological feasibility has been established, the costs of producing a marketable product and product masters are capitalized and amortized on a straight-line basis over the estimated useful life of the software, which is five years, beginning at the date of general release to customers. The Company began capitalizing costs associated with the development of its Ad Tech Operating System for Publishers platform in January 2023 when technological feasibility was deemed to have been established. Total software development costs capitalized for the six months ended June 30, 2023, were $864,179. The platform was released to customers in May 2023. Amortization of $21,604 has been recognized on the software development costs as of June 30, 2023.

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

Terms of financial instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and ASU 2020-06 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in the results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. As of June 30, 2023, and December 31, 2022, the Company had no derivatives classified as liabilities.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discount or debt issuance costs and amortized to interest expense in the condensed consolidated statements of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the condensed consolidated balance sheet. For the six months ended June 30, 2023, the Company recorded $738,141 in interest expense associated with the amortization of debt discounts and debt issuance costs incurred on debt issued during the quarter. There are no unamortized debt discounts remaining at June 30, 2023 as a result of full debt settlement during the quarter ended June 30, 2023. See Note 4 regarding the accounting for debt discounts and debt issuance costs during the six months ended June 30, 2023. There was no amortization of debt discounts for the year ended December 31, 2022 or unamortized debt discounts outstanding at December 31, 2022.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2023, and December 31, 2022 contained a significant financing component.

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

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligations and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of June 30, 2023, and December 31, 2022, there were $189,790 and $193,598, respectively in contract liabilities outstanding that we expect to recognize as revenue within the following fiscal year.

Revenues

All revenues recognized were derived from internet advertising for the six months ended June 30, 2023, and the year ended December 31, 2022.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations.

The Company incurred $259 in such costs during the six months ended June 30, 2023, and did not incur any advertising costs during the year ended December 31, 2022.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2023, and December 31, 2022, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the condensed consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended June 30, 2023, and 2022. Open tax years subject to examination by the Internal Revenue Service generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdictions generally remain open for up to four years from the filing date. During the quarter ended June 30, 2023, the Company recognized $180,000 in income tax benefit as a result of the noncash settlement of an income tax obligation assumed through its acquisition of Advangelists, LLC.

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

Reclassifications

Certain reclassifications were made to the 2022 consolidated financial statements to conform to 2023 presentation, including presenting contract liabilities on its own financial statement line on the balance sheet.

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

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: On September 30, 2022, the FASB issued ASU 2022-03 (ASU 2022-03), which clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security. The ASU also requires specific disclosures related to such an equity security, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. ASU 2022-03 clarifies that a “contractual restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). The ASU also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. For public business entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2022-03 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

Financial Instrument – Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023, and the adoption of the guidance did not have a significant impact on its consolidated financial statements and disclosures.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company adopted ASU 2021-08 on January 1, 2023, and the adoption of the guidance did not have a significant impact on its consolidated financial statements and disclosures.

NOTE 3 – INTANGIBLE ASSETS

Definite-Lived Intangible Asset

The Company’s definite-lived intangible assets consist of capitalized software development costs and a customer relationship asset also acquired through the Advangelists, LLC acquisition. The intangible assets are being amortized over their estimated useful lives of five years. The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are also reviewed for impairment or obsolescence when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

	Useful Lives	June 30, 2023	December 31, 2022

Customer relationship	5 years	$3,003,676	$3,003,676
Less accumulated amortization		(2,657,760)	(2,357,392)
Net carrying amount		$345,916	$646,284

Software development costs	5 years	864,179	–
Less accumulated amortization		(21,604)	–
Net carrying value		$842,575	$–

During the six months ended June 30, 2023 and 2022, the Company recognized $300,368 and $300,367 in amortization expense related to other intangible assets, respectively, and $21,604 and $0 in amortization related to capitalized software development costs, respectively, which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Future amortization of intangible assets, for years ending December 31, is as follows:

2023	$355,846
2024	249,324
2025	172,836
2026	172,836
2027	172,836
Thereafter	64,813
Total	$1,188,491

NOTE 4 – DEBT

Small Business Administration Loan

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

Investor Note Payable

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the Investor), entered into a Securities Purchase Agreement (the Agreement) for the Investor to purchase from the Company (i) a senior secured 20% original issue discount (OID) nine-month promissory note in an aggregate gross principal amount of $1,437,500, less the 20% OID of $287,500, for a net subscription amount of $1,150,000 (the Investor Note), and (ii) a five year warrant to purchase 2,613,636 shares of the Company’s common stock at an exercise price of $0.44 per share, exercisable commencing July 1, 2023 and expiring December 30, 2027 (the Investor Warrant). Proceeds from the Agreement were received by the Company in January 2023. If at any time commencing July 1, 2023, the Company issues, sells, or announces for sale, any shares of its common stock (Subsequent Equity Sale) for a per share price less than the exercise price of the Investor Warrant in effect immediately prior to such Subsequent Equity Sale, the exercise price of the Investor Warrant shall be reduced to an amount equal to the issuance price of the Subsequent Equity Sale.

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

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and is payable on or before September 30, 2023, and it provides that the Investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the Agreement, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all of their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 Offering (see Note 5). On June 30, 2023, the secured debt was paid in full through the proceeds of our June 2023 Offering. See Note 5.

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the Agreement, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Agreement. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received (after deducting fees paid to lender) under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the Agreement. The fair values of the Investor Warrant, the Incentive Shares, the OID of $287,500, and the $138,500 in debt issuance costs paid, were recorded as debt discounts and debt issuance costs totaling $1,134,466. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matures on September 30, 2023. For the three and six months ended June 30, 2023, $377,149 and $738,143, respectively, in amortization on the debt discounts was recognized as interest expense on the accompanying condensed consolidated statement of operations. The remaining unamortized debt discounts at June 30, 2023 of $396,323 were written off as loss on debt extinguishment upon full settlement of the Investor Note in conjunction with proceeds received from the June 2023 Offering. See Note 5.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 105,000,000 shares, comprised of 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, $0.0001 par value.

Of the 5,000,000 shares of preferred stock authorized, the Board of Directors has designated the following:

•	1,500,000 shares as Series AA Preferred Stock, none outstanding
•	1,250,000 shares as Series AAA Preferred Stock, 31,413 shares outstanding
•	1,500 shares as Series C Preferred Stock, none outstanding
•	70,000 shares as Series E Preferred Stock, 61,688 shares outstanding
•	One share of Series F Preferred Stock, currently outstanding.

Rights Under Preferred Stock

The Company’s classes of preferred stock include the following provisions:

Optional Conversion Rights

•	Series AA preferred stock – one share convertible into 50 shares of common stock
•	Series AAA preferred stock – one share convertible into 100 shares of common stock
•	Series C preferred stock – one share convertible into 100,000 shares of commons stock
•	Series E preferred stock – one share at a rate of Stated Value, as defined, divided by $0.08, convertible commencing January 31, 2020

Redemption Rights

Series E preferred stock is redeemable at any time upon 30 days’ written notice by the Company and the holders, at a rate of 100% of the Stated Value, as defined.

Warrant Coverage

Series C preferred stock carries 100% warrant coverage upon preferred stock conversion, warrants exercisable through September 20, 2023, at an exercise price of $0.12.

Series F Preferred Stock

Each Share of Series F Preferred Stock will not have rights as a security holder except for certain voting rights in connection with the Company’s Special Meeting of Stockholders held on July 21, 2023. In this regard, the Series F Preferred Stock will not have voting rights other than 70 million votes per share on the reverse stock split proposal, which proposal is contained in a proxy statement which has been submitted to shareholders. The Series F Preferred Stock share voted together with the outstanding shares of common stock of the Corporation as a single class exclusively with respect to the reverse stock split and was not entitled to vote on any other matter. The vote of the share of Series F Preferred Stock (or fraction thereof) was required to be cast in the same proportions as shares of common stock (excluding any shares of common stock that were not voted) were voted on the reverse stock split. The Series F Preferred Stock shall be redeemed (a) at any time if and when ordered by the Board of Directors in its sole discretion, or (b) automatically upon the effectiveness of the amendment to the Company’s Certificate of Incorporation implementing the reverse stock split. Dean Julia, the Chief Executive Officer, President and Treasurer, and a Director of the Company, has purchased the share of Series F Preferred Stock, which took effect upon the filing of an amendment to the Company’s Restated Certificate of Incorporation, creating the Series F Preferred Stock.

No further voting, dividend or liquidation preference rights exist as of June 30, 2023, on any class of preferred stock.

February 2023 Public Offering

On February 13, 2023, the Company entered into an underwriting agreement (the Underwriting Agreement) with Spartan Capital Securities, LLC (the Underwriter) relating to a public offering of 3,777,634 shares of common stock and pre-funded warrants to purchase 4,286,883 shares of common stock (the Shares), for net proceeds of $3,207,500 (the February 2023 Offering). In conjunction with the February 2023 Offering, which closed on February 16, 2023, the investors also received other Warrants to purchase 12,096,776 shares of common stock (Series 2023 Warrants) on a cash basis or up to 6,048,389 shares on a cashless basis. The offered Shares were priced at $0.465 per combination of one share of common stock or one pre-funded warrant, accompanied by one Series 2023 Warrant.

Each pre-funded warrant is exercisable at any time, until fully exercised, to purchase one share of common stock at an exercise price of $0.0001 per share. Each Series 2023 Warrant is exercisable for five years to purchase 1.5 shares of common stock at a cash exercise price of $0.465 per warrant share. The Series 2023 Warrants contain an alternative cashless exercise provision permitting the holder to acquire 0.75 shares of common stock for every 1.5 warrant shares any time after the earlier of (i) 30 days following the initial exercise date of February 14, 2023, and (ii) the date on which the aggregate trading volume of the Company’s common stock, beginning on the initial exercise date of the Series 2023 Warrants, exceeds 36,290,322 shares. Additionally, the exercise price of both the pre-funded warrants and the Series 2023 Warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like.

Pursuant to the terms of the Underwriter agreement, and as partial consideration to the Underwriter, the Company issued a warrant for the purchase of 403,226 shares of common stock, exercisable from February 14, 2023, through February 14, 2028, at an initial exercise price of $0.5115 per share. The Company also granted the Underwriter a 45-day option to purchase up to an additional 1,209,678 shares and/or pre-funded warrants in lieu of shares and accompanying Series 2023 Warrants to purchase 1,814,517 shares at the public offering price less the underwriting discounts and commissions, to cover over-allotments, if any. No additional shares or pre-funded warrants were purchased by the Underwriter. The Company paid a cash fee to the Underwriter equal to 8% of the gross proceeds raised in the February 2023 Offering, plus a reimbursement of Underwriter fees totaling $242,500.

Between the closing of the February 2023 Offering and June 30, 2023, investors holding pre-funded warrants converted all their pre-funded warrants into 4,286,883 shares of common stock and elected the alternative cashless exercise provision for the Series 2023 Warrants, resulting in the issuance of 6,048,389 shares of common stock. As of June 30, 2023, all the aforementioned pre-funded warrants and 2023 Warrants were exercised.

June 2023 Public Offering

On June 30, 2023, Mobiquity Technologies, Inc. closed on a public offering selling an aggregate of 5,625,000 shares of common stock (and 24,375,000 common stock equivalents in the form of pre-funded warrants to purchase 24,375,000 common shares) to investors pursuant to Securities Purchase Agreements at a public offering price of $0.10 per share (or $0.0999 per pre-funded warrant) (the June 2023 Offering), for total gross proceeds of $3,000,000. Placement agent fees and other offering costs totaled $472,001 and were recorded net of gross proceeds in the accompanying consolidated statement of stockholders’ equity during the quarter ended June 30, 2023. Each pre-funded warrant is exercisable at any time to purchase one share of common stock at an exercise price of $0.0001 per share. Additionally, the exercise price of pre-funded warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like. Spartan Capital Securities, LLC acted as the Company’s exclusive placement agent of the June 2023 Offering pursuant to a Placement Agent Agreement. The net proceeds to the Company from the sale of the shares and pre-funded warrants, after deducting the Placement Agent commissions and offering expenses payable by the Company, was approximately $2,528,000. The Company used $1,437,500 of the proceeds received from the June 2023 Offering to fully satisfy its Senior Secured 20% OID Promissory Note to Walleye Opportunities Master Fund Ltd. See Note 4. The Company plans to use the remaining funds for working capital. In July 2023, the Company also issued 7,175,000 shares of common stock upon conversion of 7,175,000 pre-funded warrants, bringing the number of outstanding common shares to 38,611,261.

Other 2023 Stock Transactions

In April 2023, the Board of Directors or the Compensation Committee of the Company’s Board of Directors approved the following transactions:

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

Shares prices used in the above transaction were based on the market price of the Company’s common stock on the consummation dates of the transactions.

Shares Issued for Services

During the six months ended June 30, 2022, and June 30, 2023, the Company issued 50,000 shares of common stock, at $1.69 per share for $84,500 in exchange for services rendered. During the six months of June 30, 2023, the Company issued 478,326 shares of common stock at $0.17 per share for $80,410 in exchange for services rendered.

Shares Issued Upon Conversion of Debt

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

In April of 2022 and April 2023, Dean Julia was granted 12,500 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $1.55 and $0.22 and expiration of April 2031 and April 2032, respectively.

In March and April 2023, Nate Knight and Byron Booker were each granted 25,000 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $0.22, and expiration of March 2028 and April 2028, respectively.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. The weighted average assumptions made in calculating the fair values of options granted during the quarters ended June 30, 2023, and 2022 are as follows:

	Six Months Ended June 30
	2023	2022
Expected volatility	166.87%	79.95%
Expected dividend yield	-	–
Risk-free interest rate	3.54%	2.14%
Expected term (in years)	6.67	10

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2023	1,162,722	$16.22	7.44	$–
Granted	62,500	$0.22	5.75	–
Exercised	–	–	–	–
Cancelled & expired	(48,375)	–	–	–
Outstanding, June 30, 2023	1,176,847	$15.20	7.18	$–
Options exercisable, June 30, 2023	1,176,847	$15.20	7.17	$–

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023, was $0.16.

The aggregate intrinsic value of options outstanding and options exercisable on June 30, 2023, is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices lower than the $0.11 closing price of the Company's common stock on June 30, 2023. Stock-based compensation expense was $9,757 and $22,061 for the three and six months ended June 30, 2023, respectively, and $509,338 and $543,754 for the three and six months ended June 30, 2022, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

As of June 30, 2023, the unamortized compensation cost related to unvested stock option awards is $1,644, with $468 expected to be recognized during the remainder of fiscal 2023, $940 in fiscal 2024 and $236 in fiscal 2025.

Warrants

During the six months ended June 30, 2023, the Company issued a total of 43,775,521 common stock warrants, of which 2,613,636 were issued in connection with the 20% OID Promissory note (see Note 4). The warrants issued in connection with the 20% OID Promissory note are exercisable commencing July 1, 2023, through December 30, 2027. 16,786,885 were issued in connection with the public offering of February 2023, including 4,286,883 of pre-funded warrants (see Note 5) with a five-year contractual term, expiring February 14, 2028. On June 30, 2023, an additional 24,375,000 pre-funded warrants were issued with a five-year term in conjunction with the June 2023 Offering. During July 2023, all pre-funded warrants issued under the June 2023 Offering were exercised.

The weighted average assumptions made in calculating the fair value of warrants granted during the six months ended June 30, 2023, and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
Expected volatility	172.63%	75.87%
Expected dividend yield	–	–
Risk-free interest rate	3.85%	2.03%
Expected term (in years)	5.00	6.25

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2023	4,683,800	$13.01	4.73	$–
Granted	43,775,521	$0.09	3.1043	$246,188
Exercised*	(16,383,659)	$0.47	–	$–
Expired	–	$–	–	$–
Outstanding, June 30, 2023	32,075,662	$2.02	4.83	$246,188
Warrants exercisable, June 30, 2023	32,075,662	$2.02	4.83	$246,188

*	Includes 4,286,883 of pre-funded warrants with a purchase price of $0.47, paid upon grant of warrants in February 2023. Also includes 12,096,776 warrants exercised under a cashless exercise provision resulting in the issuance of 6,048,388 common shares.

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

The following potentially dilutive equity securities outstanding as of June 30, 2023, and December 31, 2022, are as follows:

	June 30, 2023 (Unaudited)	December 31, 2022
Convertible notes payable and accrued interest	–	58,891
Stock options	1,176,847	1,162,721
Warrants	32,075,662	4,682,551
Total common stock equivalents	33,252,509	5,904,163

NOTE 8 – LITIGATION

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered six years ago in April 2017 which terminated Mr. Trepeta’ s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’ s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 Million in damages. Based on the Company’s initial internal review of the situation, the Company believes the claims lack merit and it intends to vigorously defend same. Due to uncertainties inherent in litigation, the Company cannot predict the outcome of this matter at this time.

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

On January 4, 2023, we received a deficiency notification from the Listing Qualifications Department of The NasdaqCM notifying the Company of its noncompliance with the NasdaqCM Listing Rule 5620(a) to hold an annual meeting of shareholders within no later than one year after the end of the Company’s fiscal year end. Under NasdaqCM Rules the Company had 45 calendar days to submit a plan to regain compliance and can grant up to 180 calendar days from the fiscal year end, or until June 29, 2023, to regain compliance. In May 2023, this deficiency was cured.

On December 14, 2022, we received a deficiency letter from the Listing Qualifications Department of The NasdaqCM notifying the Company of its noncompliance with the NasdaqCM Listing Rule 5550(b)(1) for the NasdaqCM, which requires that a listed company’s stockholders’ equity be at least $2.5 million. In accordance with NasdaqCM rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance with NasdaqCM Listing Rule 5550(b)(1). The Company submitted a compliance plan to resolve the deficiency and regain compliance and the Company was granted up to May 30, 2023, to evidence compliance. As the Company was not in compliance on that date, the Company received a notice of delisting and is currently appealing this notice with a hearing date scheduled for July 27, 2023.

The Company intends to regain compliance with each of the applicable continued listing requirements of The NasdaqCM prior to the end of the compliance periods set forth in the Hearings Panel decision or on appeal at one or more hearings. However, until Nasdaq has reached a final determination that the Company has regained compliance with all of the applicable continued listing requirements, there can be no assurances regarding the continued listing of the Company’s common stock and 2021 Warrants on Nasdaq. If our common stock and 2021 Warrants cease to be listed for trading on the NasdaqCM, we would expect that our Common Stock and 2021 Warrants would be traded on one of the three tiered marketplaces of the OTC Markets Group. If Nasdaq were to delist our common stock and 2021 Warrants, it would be more difficult for our stockholders to dispose of our common stock or 2021 Warrants and more difficult to obtain accurate price quotations on our common stock or 2021 Warrants. The delisting of the Company’s common stock and 2021 Warrants from Nasdaq would have a material adverse effect on the Company’s access to capital markets, and any limitation on market liquidity or reduction in the price of its common stock as a result of that delisting would adversely affect the Company’s ability to raise capital on terms acceptable to the Company, if at all.

NOTE 10 – SUBSEQUENT EVENTS

As discussed in Note 5, in July 2023, the Company also issued 7,175,000 shares of common stock upon conversion of 7,175,000 pre-funded warrants, bringing the number of outstanding common shares to 38,611,261.

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

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying condensed consolidated financial statements as of June 30, 2023, and 2022 includes the accounts of Mobiquity Technologies, Inc. (the “Company”) and its wholly owned subsidiaries.

This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2023.

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

As an automated programmatic ecosystem, ATOS increases speed and performance, by providing dynamic technology that scales in real-time. It is this proprietary cloud-based architecture that keeps costs down and allows us to pass along savings to our customers. Also, by offering more of the features inherent in a digital advertising campaign and removing the need for third-party integration of those features, we believe that our ATOS platform can be substantially more time efficient and cost efficient than other Demand-Side Platforms (or DSPs). Our ATOS platform also decreases the effective cost basis for users by integrating all the necessary capabilities at no additional cost as compared to the costs to outsource these capabilities to one or more providers in a fragmented ecosystem. DSP and bidding technologies, AdCop™ Fraud Protection, rich media and ad serving, attribution, reporting dashboard and DMP are all included in our ATOS platform.

Data Intelligence Platform

Our data intelligence platform provides precise data and insights on consumer’s real-world behavior and trends for use in marketing and research. Our management believes, based on our experience in the industry, that we provide one of the most accurate and scaled solution for data collection and analysis, utilizing multiple internally developed proprietary technologies.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On June 30, 2023, and December 31, 2022, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2023, and December 31, 2022, contained a significant financing component.

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

The Company satisfies performance obligations either overtime or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

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

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: On September 30, 2022, the FASB issued ASU 2022-03 (ASU 2022-03), which clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security. The ASU also requires specific disclosures related to such an equity security, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. ASU 2022-03 clarifies that a “contractual restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). The ASU also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. For public business entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2022-03 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

 Financial Instrument – Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023, and the adoption of the guidance did not have a significant impact on its condensed consolidated financial statements and disclosures.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company adopted ASU 2021-08 on January 1, 2023, and the adoption of the guidance did not have a significant impact on its condensed consolidated financial statements and disclosures.

Plan of Operation

Mobiquity intends to hire several new sales and sales support individuals to help generate additional revenue using the Advangelists platform and the Mobiquity Networks MobiExchange. Mobiquity’s sales team will focus on Advertising Agencies, Brands, and publishers to help increase both supply and demand across the Advangelists platform while providing unique data segments utilizing MobiExchange. Together the Advangelists platform and MobiExchange platform create multiple revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s, Publishers, and Brands. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model in which the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, where the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. Additional revenue can be generated by offering data segments and digital audiences through MobiExchange for use in omnichannel marketing programs that include but not limited to programmatic advertising email marketing and SMS. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists and Mobiquity Networks.

Results of Operations

Quarter Ended June 30, 2023, versus Quarter Ended June 30, 2022

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	June 30, 2023	June 30, 2022
Revenues	$131,515	$1,920,954
Cost of revenues	104,089	673,769
Gross profit	27,426	1,247,185
General and administrative expenses	1,537,979	2,255,965
Loss from operations	$(1,510,553)	$(1,008,780)

We generated revenues of $131,515 in the second quarter of 2023 compared to $1,920,954 in the same period for 2022, a decrease in revenues of $1,789,439. The decrease from the prior period can be directly attributed to the lack of political revenue during the first six months of 2023. We anticipate an increase in political revenue during the second half of 2023, to correspond to the upcoming primary elections. Additionally, the Company has developed several new features which we believe will help grow revenue beginning in the third quarter of 2023 and beyond. We anticipate releasing one or more new products and services in mid-2023 that will address many of the changes that have affected the AdTech industry over the last year.

Cost of revenues was $104,089 or 79.1% of revenues in the first quarter of 2023 as compared to $673,769 or 35.1% of revenues in the same fiscal period of 2022. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross profit was $27,426 or 20.9% of revenues for the second quarter of 2023 as compared to $1,247,185 in the same period of 2022 or 64.9% of revenues.

General and administrative expenses were $1,537,979 for the second quarter of fiscal 2023 compared to $2,255,965 in the comparable period of the prior year, a decrease of $717,986. Decreased operating costs primarily related to a decrease in stock-based compensation expense of approximately $499,581, computer expense of approximately $122,526 and professional fees of approximately $244,000.

The loss from operations for the second quarter of 2023 was $1,510,553 as compared to $1,008,780 for the comparable period of the prior year. While our loss from operations increased by approximately $502,000 of the continuing operations over the comparable second quarter of 2022, the continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Six months Ended June 30, 2023, versus Six months Ended June 30, 2022

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Six months Ended
	June 30, 2023	June 30, 2022
Revenues	$263,739	$2,463,123
Cost of revenues	166,897	979,896
Gross profit	96,842	1,483,227
General and administrative expenses	2,963,726	4,784,554
Loss from operations	$(2,866,884)	$(3,301,327)

We generated revenues of $263,739 in the first six months of 2023 compared to $2,463,123 in the same period for 2022, a decrease in revenues of $2,199,384. The nationwide economic impact of COVID-19 during the past twenty-four months severely reduced operations. The Company has developed several new features which we believe will help grow revenue in 2023 and beyond. We released new ATOS4P product in May 2023, that will address many of the changes that have affected the AdTech industry over the last year.

Cost of revenues was $166,897 or 63.3% of revenues in the first six months of 2023 as compared to $979,896 or 39.8% of revenues in the same fiscal period of 2022. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross profit was $96,842 or 36.7% of revenues for the first six months of 2023 as compared to $1,483,227 in the same period of 2022 or 60.2% of revenues.

General and administrative expenses were $2,963,726 for the first six months of fiscal 2023 compared to $4,784,554 in the comparable period of the prior year, a decrease of $1,820,828. Decreased operating costs primarily related to a decrease in stock-based compensation expense of $521,693, computer expense of $492,614, professional fees of $168,332, salaries of $461,789, and commissions of $162,342.

The loss from operations for the first six months of 2023 was $2,866,884 as compared to $3,301,327 for the comparable period of the prior year. Our loss from operations decreased by approximately $434,000 due to capitalization of software development costs. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2022.

The Company had cash and cash equivalents of $1,598,160 at June 30, 2023. Cash used in operating activities for the six months ended June 30, 2023, was $2,918,114. This resulted primarily from a net loss of $3,825,743 offset by stock-based compensation of $22,061, amortization of intangibles of $321,972, amortization of debt discount of $738,141, decrease in accounts receivable of $192,811 and $858,574 decrease in accounts payable and accrued expenses, and decrease in prepaid expenses and other assets of $47,500. Cash used in investing activities results from an increase in capitalized software development costs of $864,179. Cash flow used in financing activities of $5,159,599 resulted primarily from cash paid on loans of $1,587,500, net proceeds from the issuance of debt $1,011,500, and the issuance of common stock and pre-funded warrants of $5,735,499.

The Company had cash and cash equivalents of $2,165,977 at June 30, 2022. Cash used in operating activities for the six months ended June 30, 2022, was $3,054,760. This resulted primarily from a net loss of $4,011,521 offset by stock-based compensation of $543,754, amortization of intangible assets of $300,367, common stock issued for services of $84,500, increase in accounts receivable of $214,480 and $318,919 decrease in accounts payable and accrued expenses, gain on settlement of liability $389,495, loss on debt extinguishment of $855,296, and an inducement expense of $101,000. Cash used in investing activities results from the purchase of property and equipment of $8,004. Cash flow used in financing activities of $156,504 resulted from cash paid on long-term debt.

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

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and is payable on or before September 30, 2023, and it provides that the Investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the Agreement, who hold the purchased Company securities at the time the prepayment demand, is made unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all of their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 offering (see Note 5). This secured loan was paid off on June 30, 2023, upon the closing of the June 2023 Offering described herein.

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the Agreement, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Agreement. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the Agreement. The fair values of the Investor Warrant, the Incentive Shares, the OID, and the $138,500 in debt issuance costs paid, were recorded as debt discounts totaling $1,134,466, and are presented net against the debt principal outstanding on the accompanying condensed consolidated balance sheet at June 30, 2023. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matures on September 30, 2023. For the quarter ended June 30, 2023, $377,149 in amortization on the debt discounts was recognized as interest expense on the accompanying condensed consolidated statement of operations, and the remaining unamortized debt discounts of $396,323 were written off as loss on debt extinguishment upon full settlement of the Investor Note in conjunction with proceeds received from the June 2023 Offering.

February 2023 Public Offering

On February 13, 2023, the Company entered into an underwriting agreement (the Underwriting Agreement) with Spartan Capital Securities, LLC (the Underwriter) relating to a public offering of 3,777,634 shares of common stock and pre-funded warrants to purchase 4,286,883 shares of common stock (the Shares), for net proceeds of $3,207,500 (the February 2023 Offering). In conjunction with the February 2023 Offering, which closed on February 16, 2023, the investors also received other Warrants to purchase 12,096,776 shares of common stock (Series 2023 Warrants) on a cash basis or up to 6,048,389 shares on a cashless basis. The offered Shares were priced at $0.465 per combination of one share of common stock or one pre-funded warrant, accompanied by one Series 2023 Warrant.

Each pre-funded warrant is exercisable at any time, until fully exercised, to purchase one share of common stock at an exercise price of $0.0001 per share. Each Series 2023 Warrant is exercisable for five years to purchase 1.5 shares of common stock at a cash exercise price of $0.465 per warrant share. The Series 2023 Warrants contain an alternative cashless exercise provision permitting the holder to acquire 0.75 shares of common stock for every 1.5 warrant shares any time after the earlier of (i) 30 days following the initial exercise date of February 14, 2023, and (ii) the date on which the aggregate trading volume of the Company’s common stock, beginning on the initial exercise date of the Series 2023 Warrants, exceeds 36,290,322 shares. Additionally, the exercise price of both the pre-funded warrants and the Series 2023 Warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like.

Pursuant to the terms of the Underwriter agreement, and as partial consideration to the Underwriter, the Company issued a warrant for the purchase of 403,226 shares of common stock, exercisable from February 14, 2023, through February 14, 2028, at an initial exercise price of $0.5115 per share. The Company also granted the Underwriter a 45-day option to purchase up to an additional 1,209,678 shares and/or pre-funded warrants in lieu of shares and accompanying Series 2023 Warrants to purchase 1,814,517 shares at the public offering price less the underwriting discounts and commissions, to cover over-allotments, if any. No additional shares or pre-funded warrants were purchased by the Underwriter. The Company paid a cash fee to the Underwriter equal to 8% of the gross proceeds raised in the February 2023 Offering, plus a reimbursement of Underwriter fees totaling $242,500.

Between the closing of the February 2023 Offering and June 30, 2023, investors holding pre-funded warrants converted all their pre-funded warrants into 4,286,883 shares of common stock and elected the alternative cashless exercise provision for the Series 2023 Warrants, resulting in the issuance of 6,048,389 shares of common stock. As of June 30, 2023, all the aforementioned pre-funded warrants and 2023 Warrants were exercised.

June 2023 Public Offering

On June 30, 2023, Mobiquity Technologies, Inc. closed on a public offering selling an aggregate of 5,625,000 shares of common stock (and 24,375,000 common stock equivalents in the form of pre-funded warrants to purchase 24,375,000 common shares) to investors pursuant to Securities Purchase Agreements at a public offering price of $0.10 per share (or $0.0999 per pre-funded warrant) (the June 2023 Offering), for total gross proceeds of $3,000,000. Placement agent fees and other offering costs totaled $472,001 and were recorded net of gross proceeds in the condensed consolidated statement of stockholders’ equity during the quarter ended June 30, 2023. Each pre-funded warrant is exercisable at any time to purchase one share of common stock at an exercise price of $0.0001 per share. Additionally, the exercise price of pre-funded warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like. Spartan Capital Securities, LLC acted as the Company’s exclusive placement agent of the June 2023 Offering pursuant to a Placement Agent Agreement. The net proceeds to the Company from the sale of the shares and pre-funded warrants, after deducting the Placement Agent commissions and offering expenses payable by the Company, was approximately $2,528,000. The Company used $1,437,500 of the proceeds received from the June 2023 Offering to fully satisfy its Senior Secured 20% OID Promissory Note to Walleye Opportunities Master Fund Ltd. See Note 4. The Company plans to use the remaining funds for working capital. In July 2023, the Company also issued 7,175,000 shares of common stock upon conversion of 7,175,000 pre-funded warrants, bringing the number of outstanding common shares to 38,611,261.

Other 2023 Stock Transactions

In April 2023, the Board of Directors or the Compensation Committee of the Company’s Board of Directors approved the following transactions:

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2022, and quarterly since that date. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size.

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

We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, the management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Continuing Internal Controls Remediation Efforts

During fiscal 2022 the Company identified control gaps and deficiencies. The Company has worked to remediate the gaps, deficiencies, and material weaknesses in its internal controls. The Board of Directors and The Audit Committee, as a priority, initiated these remediation activities to ensure the Company has proper internal controls over financial reporting and corporate governance. These steps will continue in fiscal 2023. To demonstrate these controls are effective, the Company has instituted independent monitoring and testing of these aforementioned controls.

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

ITEM 1A. RISK FACTORS

Incorporated by reference are the risk factors contained in our Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. CHANGES IN SECURITIES.

(a) For fiscal 2022, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers		Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan – June 2022	Common Stock	50,000 shares	Services rendered		Rule 506, Section 4(2)	Not applicable

Jan – June 2022	Common Stock	1,443,333 shares 684,166 warrants	Note conversion of $2,502,500 of Secured debt and $150,000 of unsecured debt		Section 3(a)(9)	Secured debt converted at $1.25 and $1.50 per share and unsecured debt converted at $2.00 and $4.00 per share (1)(2)

Jan – June 2022	Common Stock	408,000 shares and 204,000 warrants	Note conversion of $510,000	Section 3(a)(9)		Secured debt converted at $1.25 per share (2)

______________

(1)	The secured investor converted $2,502,500 of principal into 1,368,333 common shares and warrants to purchase 684,166 shares of common stock at an exercise price of $4.00 per share through September 2029.
(2)	The secured investor converted $510,000 of principal into 408,000 common shares and warrants to purchase 204,000 shares of common stock at an exercise price of $4.00 per share through September 2029.

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the Investor), entered into a Securities Purchase Agreement (the Agreement), which closed on January 4, 2023, for the Investor to purchase from the Company (i) a senior secured 20% OID nine-month promissory note in an aggregate original principal amount of $1,437,500 (the Investor Note), and (ii) a five year warrant to purchase 2,613,636 shares of the Company’s common stock at an exercise price of $0.44 per share which is not exercisable until July 1, 2023 (the Investor Warrant). A total of 522,727 shares of Common Stock, or approximately 7.5% of the Company’s outstanding shares of Common Stock (post-issuance), were issued to the Investor as an incentive on the transaction, excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. A fee of $103,500 plus warrants to purchase 26,136 shares of Common Stock, exercisable at $0.484 per share, were issued to Spartan Capital Securities LLC. These warrants were subsequently cancelled on February 7, 2023. Approximately $163,000 of the loan proceeds were utilized to retire a small business loan originally in the principal amount of $150,000. The Investor Note will only become convertible into Common Stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Note matures and is payable on or before September 30, 2023, and it provides that the investor may demand prepayment after March 31, 2023, and before the maturity date, provided that the purchasers of securities in the offering covered by this prospectus who hold the purchased Company securities at the time the prepayment demand is made unanimously consent to the prepayment. We expect we will rely on proceeds from future fundings or cashflow from operations to repay the Note on the maturity date or earlier at our option, or if the investor demands prepayment which is consented to. If we are unable to raise additional funding after the recently completed offering or do not generate sufficient cashflow to repay the Note when due, we will be in default under the Note if we do not pay it. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all of their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 offering. We have completed various other financings as described under the Notes to Consolidated Financial Statements. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended.

b) From January 1, 2023, through June 30,2023, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – June 2023	Common Stock	10,335,272	Warrant conversion	Section 3(a)(9)	Each warrant exercise price $0.465

Jan. – June 2023	Common stock	478,326 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan – June 2023	Common Stock	9,402,634 shares 36,726,400 warrants	Shares sold for cash	Rule506;Section 4(2)	Not applicable

Jan – June 2023	Common Stock	522,727 shares	Original issue discount	Rule506;Section 4(2)	Not applicable

Jan – June 2023	Common Stock	1,385,663 shares	Interest conversion	Rule506;Section	Not applicable

_________________

(1)	The secured investor converted $2,502,500 of principal into 1,368,333 common shares and warrants to purchase 684,166 shares of common stock at an exercise price of $4.00 per share through September 2029.
(2)	The secured investor converted $510,000 of principal into 408,000 common shares and warrants to purchase 204,000 shares of common stock at an exercise price of $4.00 per share through September 2029.

In the six months ended June 30, 2023, and 2022, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Title
1	Placement Agent Agreement*****
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022 with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)

3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019 ***
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019***
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019***
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019***
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant****
4.19	Form of Series 2023 Warrant****
4.20	Form of Pre-funded Warrant (February 2023)****
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)

4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Form of Placement Agent Warrant*****
4.29	Amendment dated February 13, 2023 to Promissory Note dated December 30, 2022 issued to Walleye*****
4.30	Sales Purchase Agreement*****
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
10.6	Form of Escrow Agreement for the Offering*****
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)

101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

_______________

*	Filed herewith.
**	To be filed by amendment
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364
****	Previously filed under Form S-1 Registration Statement File No.333-269293
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: July 25, 2023	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: July 25, 2023	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

