Form 10-Q
period 2023-09-30
Mobiquity Technologies, Inc.
filed 2023-11-14
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

The number of shares outstanding of the registrant’s common stock, as of November 13, 2023, was 2,738,333.

On August 7, 2023, the Company effected a 1-for-15 reverse stock split of its common stock, with all fractional common shares rounded up to the nearest whole number. All share and per share amounts in this form 10-Q have been retroactively restated to give effect to the reverse stock split.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current Assets
Cash	$140,939	$220,854
Accounts receivable, net	129,146	340,935
Prepaid and other current assets	11,700	59,200
Total Current Assets	281,785	620,989

Property and equipment, net	8,938	15,437

Goodwill	1,352,865	1,352,865
Intangible assets, net	195,733	646,284
Capitalized software development costs, net	1,442,232	–
Total Assets	$3,281,553	$2,635,575

Liabilities and Stockholders' Equity (deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,540,423	$2,067,244
Accrued interest - related party	–	235,563
Contract liabilities	189,643	193,598
Total Current Liabilities	1,730,066	2,496,405

Long Term Liabilities
Debt, less current portion	–	150,000
Total Liabilities	1,730,066	2,646,405

Stockholders' Equity

AA preferred stock; $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding	–	–

AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3

Preferred stock Series C; $0.0001 par value, 1,500 shares authorized, no shares issued and outstanding	–	–

Preferred stock Series E; $80 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6

Common stock; $0.0001 par value, 100,000,000 shares authorized, 2,574,098 and 620,776 shares issued and outstanding	257	62

Treasury stock, at cost, $0.0001 par value 2,500 shares outstanding at September 30, 2023 and December 31, 2022	(1,350,000)	(1,350,000)
Additional paid in capital	218,628,457	211,846,321
Accumulated deficit	(215,727,236)	(210,507,222)
Total Stockholders' Equity (Deficit)	1,551,487	(10,830)
Total Liabilities and Stockholders' Equity (Deficit)	$3,281,553	$2,635,575

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$177,271	$904,223	$441,010	$3,367,346

Cost of revenues	114,174	936,824	281,071	1,916,720

Gross profit (loss)	63,097	(32,601)	159,939	1,450,626

Operating expenses
General and administrative expenses	1,262,988	2,087,624	3,900,693	6,066,446
Depreciation and amortization	195,148	152,364	521,170	457,596
Total operating expenses	1,458,136	2,239,988	4,421,863	6,524,042

Loss from operations	(1,395,039)	(2,272,589)	(4,261,924)	(5,073,416)

Other income (expense)
Interest expense	–	(4,664)	(743,396)	(148,631)
Loss on debt extinguishment, net	–	–	(396,322)	(855,296)
Inducement expense		–	–	(101,000)
Interest income	768	746	2,323	1,320
Loss on disposal of fixed assets	–	(3,673)	(695)	(3,673)
Gain on settlement of liability	–	–	–	389,495
Total other income and expenses - net	768	(7,591)	(1,138,090)	(717,785)

Net loss before income taxes	(1,394,271)	(2,280,180)	(5,400,014)	(5,791,201)

Income tax benefit	–	–	180,000	–

Net loss	$(1,394,271)	$(2,280,180)	$(5,220,014)	$(5,791,201)

Loss per share - basic	(0.38)	(3.90)	(2.53)	(11.17)
Loss per share - diluted	(0.38)	(3.90)	(2.53)	(11.17)

Weighted average number of shares outstanding - basic	3,703,314	585,407	2,067,264	518,283
Weighted average number of shares outstanding - diluted	3,703,314	585,407	2,067,264	518,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and September 30, 2022

	Series F Preferred Stock		Series AAA Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance, at December 31, 2022	–	$–	31,413	$3	61,688	$6	620,776	$62	$211,846,321	2,500	$(1,350,000)	$(210,507,222)	$(10,830)
Incentive common stock shares and warrants issued with debt	–	–	–	–	–	–	34,849	3	708,460	–	–	–	708,463
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	251,843	25	3,207,475				3,207,500
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	–	–	229,329	23	(23)	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	12,304	–	–	–	12,304
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(1,716,804)	(1,716,804)
Balance, at March 31, 2023	–	–	31,413	3	61,688	6	1,136,797	113	215,774,537	2,500	(1,350,000)	(212,224,026)	2,200,633
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	375,001	38	2,527,961	–	–	–	2,527,999
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	–	–	459,696	46	(46)	–	–	–	–
Common stock issued for services rendered	–	–	–	–	–	–	31,891	3	80,408	–	–	–	80,411
Common stock issued for conversion of interest	–	–	–	–	–	–	92,378	9	235,554	–	–	–	235,563
Stock based compensation	–	–	–	–	–	–	–	–	9,757	–	–	–	9,757
Series F preferred stock issued for cash	1	–	–	–	–	–	–	–	100	–	–	–	100
Net Loss	–	–	–	–	–	–	–	–		–	–	(2,108,939)	(2,108,939)
Balance, at June 30, 2023	1	–	31,413	3	61,688	6	2,095,763	209	218,628,271	2,500	(1,350,000)	(214,332,965)	2,945,524
Common stock issued under exercise of pre-funded warrants	–	–	–	–	–	–	478,335	48	(48)	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	234	–	–	–	234
Redemption of Series F preferred stock	(1)	–	–	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(1,394,271)	(1,394,271)
Balance, at September 30, 2023	–	$–	31,413	$3	61,688	$6	2,574,098	$257	$218,628,457	2,500	$(1,350,000)	$(215,727,236)	$1,551,487

	Series F Preferred Stock		Series AAA Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
December 31, 2021 (restated)	–	$–	31,413	$3	61,688	$6	430,717	$43	$206,713,514	2,500	$(1,350,000)	$(202,444,894)	$2,918,672
Stock issued for services	–	–	–	–	–	–	3,334	–	84,500	–	–	–	84,500
Stock based compensation	–	–	–	–	–	–	–	–	34,416	–	–	–	34,416
Conversion of convertible debt to common stock and warrants	–	–	–	–	–	–	96,223	10	2,680,155	–	–	–	2,680,165
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(2,440,044)	(2,440,044)
Balance, at March 31, 2022 (restated)	–	–	31,413	3	61,688	6	530,274	53	209,512,585	2,500	(1,350,000)	(204,884,938)	3,277,709
Stock based compensation	–	–	–	–	–	–	–	–	1,479	–	–	–	1,479
Convertible notes converted to common stock and warrants related party	–	–	–	–	–	–	27,200	3	988,628	–	–	–	988,631
Warrants issued for services	–	–	–	–	–	–	–	–	7,359	–	–	–	7,359
Net Loss	–	–	–	–	–	–	–	–	–	–	–	(1,070,977)	(1,070,977)
Balance, at June 30, 2022	–	–	31,413	3	61,688	6	557,474	56	210,510,051	2,500	(1,350,000)	(205,955,915)	3,204,201
Common stock issued for cash	–	–	–	–	–	–	58,830	6	1,137,494	–	–	–	1,137,500
Stock based compensation	–	–	–	–	–	–	–	–	25,954	–	–	–	25,954
Warrants issued for services	–	–	–	–	–	–	–	–	3,203	–	–	–	3,203
Note and warrant conversion	–	–	–	–	–	–	1,808	–	108,425	–	–	–	108,425
Net loss	–	–	–	–	–	–	–	–		–	–	(2,280,180)	(2,280,180)
Balance, at September 30, 2022	–	$–	31,413	$3	61,688	$6	618,112	$62	$211,785,127	2,500	$(1,350,000)	$(208,236,095)	$2,199,103

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,220,014)	$(5,791,201)

Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for uncollectible receivables	46,458	–
Depreciation	5,806	7,045
Loss on disposal of fixed asset	695	3,673
Amortization of intangibles	450,551	450,551
Amortization of capitalized software development costs	64,813	–
Amortization of debt discount	738,142	–
Stock issued for services	–	84,500
Loss on debt extinguishment - related party	–	855,296
Loss on debt extinguishment	396,322	–
Gain on settlement of liability	–	(389,495)
Stock issued with short-term convertible notes	–	12,724
Stock-based compensation	22,295	59,687
Inducement expense	–	101,000
Income tax benefit	180,000	–
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	165,331	(592,362)
(Increase) decrease prepaid expenses and other assets	47,500	(10,125)
Decrease in accounts payable and accrued expenses	(626,415)	(294,284)
Decrease in contract liabilities	(3,953)	–
Net cash used in operating activities	(3,732,469)	(5,502,991)

Cash flows from investing activities
Purchase of property and equipment	–	(8,004)
Increase in software development costs	(1,507,045)	–
Net cash used in investing activities	(1,507,045)	(8,004)

Cash flows from financing activities
Proceeds from the issuance of long-term debt, net of discounts and debt issuance costs	1,011,500	–
Common stock issued for cash, net	–	1,137,500
Repayment on long-term debt	(1,587,500)	(156,504)
Issuance of common stock and pre-funded warrants, net of issuance costs	5,735,499	–
Proceeds form the issuance of Series F preferred stock	100	–
Net cash provided by financing activities	5,159,599	980,996

Net change in cash	(79,915)	(4,529,999)
Cash - beginning of period	220,854	5,385,245
Cash - end of period	$140,939	$855,246

Supplemental disclosure of cash flow Information
Cash paid for interest	$18,848	$145,052
Cash paid for taxes	$294	$2,420

Supplemental disclosure of non-cash investing and financing activities:
Issuance of incentive shares with debt recorded as debt discount	$122,426	$–
Warrants issued with debt recorded as debt discount	$586,038	$–
Common stock issued under cashless warrant exercises	$117	$–
Common stock issued for accrued interest	$235,563	$–
Common stock issued for settlement of accounts payable	$80,410	$–
Conversion of debt to common stock and warrants	$–	$2,812,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2023, the Company is reporting the following:

•	Net loss of $5,220,014; and
•	Net cash used in operations of $3,732,469.

Additionally, at September 30, 2023, the Company is reporting the following:

•	Accumulated deficit of $215,727,236
•	Stockholders’ equity of $1,551,487, and
•	Working capital deficit of $1,448,281.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $140,939 on September 30, 2023.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the nine months ended September 30, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

Coronavirus (“COVID-19”) Pandemic

During the year ended December 31, 2022, the Company’s financial results and operations were adversely impacted by the COVID-19 pandemic. The Company is a data location company with a specialty to drive traffic to retail stores. In the prior two (2) years, the Company suffered from the effects of the pandemic due to lack of traffic to retail stores related to mandated stay-at-home restrictions and the Company drastically curtailed its operations. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The pandemic also had an effect on the Company’s ability to attain new customers or retain existing customers, and to collect on its outstanding accounts receivable, resulting in an increase of its allowance for doubtful accounts in the fourth quarter of fiscal 2022. The Company recorded an increase in its allowance for doubtful accounts of approximately $46,000 for the nine months ended September 30, 2023. No adjustment to the allowance for doubtful accounts was recognized for the nine months ended September 30, 2022. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

During the three months and nine months ended September 30, 2023, the Company’s financial results and operations were not otherwise materially adversely impacted by the COVID-19 pandemic.

Reverse Stock Split

On August 7, 2023, the Company effected a 1-for-15 reverse stock split of its common stock, with all fractional common shares rounded up to the nearest whole number. All share and per share amounts in this form 10-Q have been retroactively restated to give effect to the reverse stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On September 30, 2023, and December 31, 2022, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

On September 30, 2023, and December 31, 2022, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Company (FDIC), which is $250,000. As of September 30, 2023, and December 31, 2022, the Company had not experienced any losses on cash balances in excess of the FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows. At September 30, 2023 and December 31, 2022, the Company did not exceed FDIC insured limits.

For the nine months ended September 30, 2023 and 2022, sales of our products to three and two customers, respectively, generated approximately 76% and 48% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on our consolidated results of operations and financial condition.

Accounts Receivable

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Three of our customers combined accounted for approximately 43% and 42% of outstanding accounts receivable at September 30, 2023 and December 31, 2022, respectively.

The Company had net accounts receivable of $129,146 and $340,935 on September 30, 2023, and December 31, 2022, respectively.

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

The allowance for doubtful accounts was approximately $1,138,000 and $1,091,000 September 30, 2023, and December 31, 2022, respectively. This allowance relates to receivables generated in previous years for which collection is uncertain, based in part, as a result of many customers being adversely impacted by COVID-19.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations. For the nine months ended September 30, 2023, we recognized $46,458 in bad debt expense. No expense was recognized for the nine months ended September 30, 2022.

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

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments were recognized by the Company for the nine months ended September 30, 2023 and 2022.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of September 30, 2023, and December 31, 2022. No impairment of goodwill was recognized by the Company for the nine months ended September 30, 2023 or 2022.

Intangible Assets

The Company’s intangible assets consist of customer relationships obtained through its acquisition of Advangelists LLC and software development costs. The Company amortizes its identifiable definite-lived intangible assets over an estimated period of 5 years. See Note 3 for further details.

In accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, the Company records the cost of planning, designing, and establishing the technological feasibility of computer software intended for resale as research and development costs and charges those costs to operations when incurred and are included in general and administrative expenses on the condensed consolidated statements of operations. After technological feasibility has been established, the costs of producing a marketable product and product masters are capitalized and amortized on a straight-line basis over the estimated useful life of the software, which is five years, beginning at the date of general release to customers. The Company began capitalizing costs associated with the development of its Ad Tech Operating System for Publishers platform (ATOS4P) in January 2023 when technological feasibility was deemed to have been established. Total software development costs capitalized for the ATOS4P platform for the nine months ended September 30, 2023, were $864,179. The ATOS4P platform was released to customers in May 2023 at which time capitalization of costs were discontinued and amortization on capitalized costs commenced. Amortization of $64,813 has been recognized on the ATOS4P software development costs as of September 30, 2023.

During the quarter ended September 30, 2023, the Company began capitalizing costs associated with an enhancement to the ATOS4P platform referred to as AdHere as technological feasibility on the enhancement had been established. Total software development costs associated with the AdHere enhancement were $642,866 for the quarter ended September 30, 2023. Release of AdHere to the general public is expected to occur during the quarter ended December 31, 2023, at which time capitalization of additional costs will discontinue, and amortization of capitalized costs will commence.

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

Terms of financial instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and ASU 2020-06 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in the results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. As of September 30, 2023, and December 31, 2022, the Company had no derivatives classified as liabilities.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discount or debt issuance costs and amortized to interest expense in the consolidated statements of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the nine months ended September 30, 2023, the Company recorded $738,142 in interest expense associated with the amortization of debt discounts and debt issuance costs incurred on debt issued during the period. There are no unamortized debt discounts remaining at September 30, 2023 as a result of full debt settlement during the quarter ended June 30, 2023. See Note 4 regarding the accounting for debt discounts and debt issuance costs during the nine months ended September 30, 2023. There was no amortization of debt discounts for the nine months ended September 30, 2022 or unamortized debt discounts outstanding at December 31, 2022.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2023, and December 31, 2022, contained a significant financing component.

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

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligations and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of September 30, 2023, and December 31, 2022, there were $189,643 and $193,598, respectively in contract liabilities outstanding that we expect to recognize as revenue within the following fiscal year.

Revenues

All revenues recognized were derived from internet advertising for the nine months ended September 30, 2023, and the year ended December 31, 2022.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations, and are considered de minimis.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2023, and December 31, 2022, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended September 30, 2023, and 2022. Open tax years subject to examination by the Internal Revenue Service generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdictions generally remain open for up to four years from the filing date. During the nine months ended September 30, 2023, the Company recognized $180,000 in income tax benefit as a result of the noncash settlement of an income tax obligation assumed through its acquisition of Advangelists, LLC.

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

	Useful Lives	September 30, 2023	December 31, 2022

Customer relationship	5 years	$3,003,676	$3,003,676
Less accumulated amortization		(2,807,943)	(2,357,392)
Net carrying amount		$195,733	$646,284

Software development costs	5 years	1,507,045	–
Less accumulated amortization		(64,813)	–
Net carrying amount		$1,442,232	$–

During the nine months ended September 30, 2023, and 2022, the Company recognized $450,551 and $300,367 in amortization expense related to other intangible assets, respectively, and $64,813 and $0 in amortization related to capitalized software development costs, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

Future amortization of software development costs and other intangible assets, for years ending December 31, is as follows:

	Software Development Costs	Other Intangible Assets
2023	$75,352	$119,245
2024	301,409	76,488
2025	301,409	–
2026	301,409	–
2027	301,409	–
Thereafter	161,244	–
Total	$1,442,232	$195,733

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

Investor Note Payable

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the Investor), entered into a Securities Purchase Agreement (the Agreement) for the Investor to purchase from the Company (i) a senior secured 20% original issue discount (OID) nine-month promissory note in an aggregate gross principal amount of $1,437,500, less the 20% OID of $287,500, for a net subscription amount of $1,150,000 (the Investor Note), and (ii) a five year warrant to purchase 174,242 shares of the Company’s common stock at an exercise price of $6.60 per share, exercisable commencing July 1, 2023 and expiring December 30, 2027 (the Investor Warrant). Proceeds from the Agreement were received by the Company in January 2023. If at any time commencing July 1, 2023, the Company issues, sells, or announces for sale, any shares of its common stock (Subsequent Equity Sale) for a per share price less than the exercise price of the Investor Warrant in effect immediately prior to such Subsequent Equity Sale, the exercise price of the Investor Warrant shall be reduced to an amount equal to the issuance price of the Subsequent Equity Sale.

In conjunction with the Agreement, the Company issued 34,849 shares of common stock, or approximately 5.3% of the Company’s outstanding shares at the time, to the Investor as an incentive on the transaction (Incentive Shares). Excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant are not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. Total issuance fees of $138,500 associated with the closing of the Agreement were paid by the Company to Spartan Capital Securities LLC and the Investor’s counsel, resulting in net proceeds of $1,011,500. Approximately $163,000 of the loan proceeds were utilized to repay the outstanding principal and accrued interest under the SBA loan (see above).

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and was payable on or before September 30, 2023, and it provided that the Investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the Agreement, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all of their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 Offering (see Note 5). On June 30, 2023, the secured debt was paid in full through the proceeds of our June 2023 Offering. See Note 5.

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the Agreement, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Agreement. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received (after deducting fees paid to lender) under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the Agreement. The fair values of the Investor Warrant, the Incentive Shares, the OID of $287,500, and the $138,500 in debt issuance costs paid, were recorded as debt discounts and debt issuance costs totaling $1,134,466. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the six months ended June 30, 2023, $738,141 in amortization on the debt discounts was recognized as interest expense on the accompanying consolidated statement of operations. The remaining unamortized debt discounts at June 30, 2023 of $396,323 were written off as loss on debt extinguishment for the quarter ended June 30, 2023, upon full settlement of the Investor Note in conjunction with proceeds received from the June 2023 Public Offering. See Note 5.

NOTE 5 – STOCKHOLDERS’ EQUITY

On August 7, 2023, the Company effected a 1-for-15 reverse stock split of its common stock, with all fractional common shares rounded up to the nearest whole number.

The Company’s authorized capital stock consists of 105,000,000 shares, comprised of 100,000,000 shares of common stock (post-split), par value $0.0001, and 5,000,000 shares of preferred stock, $0.0001 par value.

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

Warrant Coverage

Series C preferred stock carries 100% warrant coverage upon preferred stock conversion, warrants exercisable through September 30, 2023, at an exercise price of $720 per share, post-split.

Series F Preferred Stock

At June 30, 2023, there was one share of outstanding Series F Preferred Stock outstanding. Each Share of Series F Preferred Stock will not have rights as a security holder except for certain voting rights in connection with the Company’s Special Meeting of Stockholders held on July 21, 2023. In this regard, the Series F Preferred Stock will not have voting rights other than 70 million votes per share on the reverse stock split proposal, which proposal is contained in a proxy statement which has been submitted to shareholders. The Series F Preferred Stock share voted together with the outstanding shares of common stock of the Corporation as a single class exclusively with respect to the reverse stock split and was not entitled to vote on any other matter. The vote of the one share of outstanding Series F Preferred Stock (or fraction thereof) was required to be cast in the same proportions as shares of common stock (excluding any shares of common stock that were not voted) were voted on the reverse stock split. The Series F Preferred Stock was redeemed (a) at any time if and when ordered by the Board of Directors in its sole discretion, or (b) automatically upon the effectiveness of the amendment to the Company’s Certificate of Incorporation implementing the reverse stock split. Dean Julia, the Chief Executive Officer, President and Treasurer, and a Director of the Company, had purchased the one share of Series F Preferred Stock, which took effect upon the filing of an amendment to the Company’s Restated Certificate of Incorporation, creating the Series F Preferred Stock. In conjunction with the effectiveness of the amendment to the Company’s Certificate of Incorporation, and the effective date of a 1-for-15 reverse common stock split on July 21, 2023, the single share of Series F Preferred Stock was redeemed in full at a price of $0.01 (its Stated Value).

No further voting, dividend or liquidation preference rights exist as of September 30, 2023, on any class of preferred stock.

February 2023 Public Offering

On February 13, 2023, the Company entered into an underwriting agreement (the Underwriting Agreement) with Spartan Capital Securities, LLC (the Underwriter) relating to a public offering of 251,842 shares of common stock and pre-funded warrants to purchase 285,792 shares of common stock (the Shares), for net proceeds of $3,207,500 (the February 2023 Offering). In conjunction with the February 2023 Offering, which closed on February 16, 2023, the investors also received other Warrants to purchase 806,452 shares of common stock (Series 2023 Warrants) on a cash basis or up to 403,226 shares on a cashless basis. The offered Shares were priced at $6.975 per combination of one share of common stock or one pre-funded warrant, accompanied by one Series 2023 Warrant.

Each pre-funded warrant is exercisable at any time, until fully exercised, to purchase one share of common stock at an exercise price of $0.0015 per share. Each Series 2023 Warrant is exercisable for five years to purchase 0.1 shares of common stock at a cash exercise price of $6.975 per warrant share. The Series 2023 Warrants contain an alternative cashless exercise provision permitting the holder to acquire 0.05 shares of common stock for every 0.1 warrant shares any time after the earlier of (i) 30 days following the initial exercise date of February 14, 2023, and (ii) the date on which the aggregate trading volume of the Company’s common stock, beginning on the initial exercise date of the Series 2023 Warrants, exceeds 2,419,355 shares. Additionally, the exercise price of both the pre-funded warrants and the Series 2023 Warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like.

Pursuant to the terms of the Underwriter agreement, and as partial consideration to the Underwriter, the Company issued a warrant for the purchase of 26,882 shares of common stock, exercisable from February 14, 2023, through February 14, 2028, at an initial exercise price of $7.6725 per share. This warrant was cancelled by the underwriter on or about June 30, 2023 in connection with the completion of the June 2023 public offering described below. The Company also granted the Underwriter a 45-day option to purchase up to an additional 80,645 shares and/or pre-funded warrants in lieu of shares and accompanying Series 2023 Warrants to purchase 120,968 shares at the public offering price less the underwriting discounts and commissions, to cover over-allotments, if any. No additional shares or pre-funded warrants were purchased by the Underwriter. The Company paid a cash fee to the Underwriter equal to 8% of the gross proceeds raised in the February 2023 Offering, plus a reimbursement of Underwriter fees totaling $242,500.

Between the closing of the February 2023 Offering and June 30, 2023, investors holding pre-funded warrants converted all their pre-funded warrants into 285,792 shares of common stock and elected the alternative cashless exercise provision for the Series 2023 Warrants, resulting in the issuance of 403,226 shares of common stock. As of June 30, 2023, all the aforementioned pre-funded warrants and 2023 Warrants were exercised.

June 2023 Public Offering

On June 30, 2023, Mobiquity Technologies, Inc. closed on a public offering selling an aggregate of 375,000 shares of common stock (and 1,625,000 common stock equivalents in the form of pre-funded warrants to purchase 1,625,000 common shares) to investors pursuant to Securities Purchase Agreements at a public offering price of $1.50 per share (or $1.4985 per pre-funded warrant) (the June 2023 Offering), for total gross proceeds of $3,000,000. Placement agent fees and other offering costs totaled $472,001 and were recorded net of gross proceeds in the accompanying consolidated statement of stockholders’ equity during the quarter ended June 30, 2023. Each pre-funded warrant is exercisable at any time to purchase one share of common stock at an exercise price of $0.0015 per share. Additionally, the exercise price of pre-funded warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like. Spartan Capital Securities, LLC acted as the Company’s exclusive placement agent of the June 2023 Offering pursuant to a Placement Agent Agreement. The net proceeds to the Company from the sale of the shares and pre-funded warrants, after deducting the Placement Agent commissions and offering expenses payable by the Company, was approximately $2,528,000. The Company used $1,437,500 of the proceeds received from the June 2023 Offering to fully satisfy its Senior Secured 20% OID Promissory Note to Walleye Opportunities Master Fund Ltd. See Note 4. The Company plans to use the remaining funds for working capital. In July 2023, the Company also issued 478,334 shares of common stock upon exercise of 478,334 pre-funded warrants, bringing the number of outstanding common shares to 2,588,333.

Other 2023 Stock Transactions

In April 2023, the Board of Directors or the Compensation Committee of the Company’s Board of Directors approved the following transactions:

•	Grant of 6,667 shares of restricted common stock to Gene Salkind, Chairman of the Board, for services previously rendered, based on a per share value of $2.505. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 3,333 shares of restricted common stock each to the Company’s CEO and another member of the Board of Directors for services as directors of the Company. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 2,000 shares of common stock to Mr. Salkind as payment for accrued and unpaid interest of approximately $5,000 based on a per share value of $2.505.
•	Grant of 4,790 shares of restricted common stock to the Company’s legal counsel as payment for accrued and unpaid services valued at $12,000 and $2.505 per share. Such shares are restricted from transfer until February 13, 2024.
•	Issuance of 104,142 shares of restricted common stock at a per share value of $2.55 as payment and full settlement of outstanding accounts payable with a total carrying amount of $265,563.

Shares prices used in the above transaction were based on the market price of the Company’s common stock on the consummation dates of the transactions.

Shares Issued for Services

During the nine months ended September 30, 2022, the Company issued 3,333 shares of common stock, at $25.35 per share for $84,500 in exchange for services rendered. During the nine months of September 30, 2023, the Company issued 31,891 shares of common stock at $2.52 per share for $80,410 in exchange for services rendered.

Shares Issued Upon Conversion of Debt

During the nine months ended September 30, 2022, Dr. Gene Salkind, his wife, and a trust converted an aggregate of $2,052,500 of secured debt in exchange for 91,222 shares of common stock as well as warrants to purchase 45,611 shares of common stock at an exercise price of $60.00 per share through September 2029. The Company recorded a loss on debt extinguishment of $491,915 related to the conversion for the nine months ended September 30, 2022.

The Company also converted $150,000 of debt into 5,000 shares of common stock, having a fair value of $135,750, resulting in a gain on debt extinguishment of $14,250.

NOTE 6 – STOCK OPTION PLANS AND WARRANTS

Stock Options

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 334 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 667 shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 667 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 1,667 shares. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 1,667 shares (the “2016 Plan”) and approved moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019 the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 5,000 shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 10,000 shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 73,334 post-split shares. The 2021 Plan required stockholder approval by October 13, 2022, to be able to grant incentive stock options under the 2021 Plan. The 2005 Plan, 2009 Plan, 2016 Plan, 2018 Plan, 2019 Plan and 2021 Plan are collectively referred to as the “Plans.”

In March of 2022, Anne S. Provost was elected to the board of directors and was granted 1,667 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $68.55, and expiration of December 2031.

In April of 2022 and April 2023, Dean Julia was granted 834 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $23.25 and $3.30 and expiration of April 2031 and April 2032, respectively.

In March and April 2023, Nate Knight and Byron Booker were each granted 1,667 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $3.30, and expiration of March 2028 and April 2028, respectively.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. The weighted average assumptions made in calculating the fair values of options granted during the quarters ended September 30, 2023, and 2022 are as follows:

	Nine Months Ended September 30
	2023	2022
Expected volatility	166.87%	79.95%
Expected dividend yield	–	–
Risk-free interest rate	3.54%	2.14%
Expected term (in years)	6.67	10.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2023	78,226	$243.30	7.44	$–
Granted	4,167	$3.30	5.30	–
Exercised	–	–	–	–
Cancelled & expired	(3,243)	–	–	–
Outstanding, September 30, 2023	79,150	$227.83	6.92	$–
Options exercisable, September 30, 2023	79,136	$227.84	6.92	$–

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023, was $3.30.

The aggregate intrinsic value of options outstanding and options exercisable on September 30, 2023, is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the shares that had exercise prices lower than the $0.67 closing price of the Company's common stock on September 30, 2023. Stock-based compensation expense was $234 and $22,295 for the three and nine months ended September 30, 2023, respectively, and $7,854 and $59,687 for the three and nine months ended September 30, 2022, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of September 30, 2023, the unamortized compensation cost related to unvested stock option awards is $1,410, with $234 expected to be recognized during the remainder of fiscal 2023, $940 in fiscal 2024 and $236 in fiscal 2025.

Warrants

During the nine months ended September 30, 2023, the Company issued a total of 2,649,551 common stock warrants. Total warrant shares issued included 174,242 shares issued in January 2023 in connection with the 20% OID Promissory note (see Note 4) which are exercisable commencing July 1, 2023, through December 30, 2027. In February 2023, 850,308 warrant shares were issued in connection with the February 2023 Public Offering, including 285,792 of pre-funded warrants (see Note 5) with a five-year contractual term, expiring February 14, 2028. On June 30, 2023, an additional 1,625,000 pre-funded warrants were issued with a five-year term in connection with the June 2023 Public Offering. During July 2023, 478,333 pre-funded warrants issued under the June 2023 Public Offering were exercised.

The weighted average assumptions made in calculating the fair value of warrants granted during the nine months ended September 30, 2023, and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
Expected volatility	172.63%	75.87%
Expected dividend yield	–	–
Risk-free interest rate	3.85%	2.03%
Expected term (in years)	5.00	6.25

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2023	312,254	$195.15	4.73	$–
Granted	2,649,551	$1.16	2.38	$–
Exercised*	(1,301,760)	$–	–	$–
Expired	(32,357)	$–	–	$–
Outstanding, September 30, 2023	1,627,688	$25.00	4.62	$–
Warrants exercisable, September 30, 2023	1,627,688	$25.00	4.62	$–

*	Includes 285,792 of pre-funded warrants with a purchase price of $6.98, paid upon grant of warrants in February 2023 and 478,333 of pre-funded warrants with a purchase price of $1.50, paid upon grant of warrant in June 2023. Also includes warrants exercised under a cashless exercise provision resulting in the issuance of 537,634 common shares.

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

The following potentially dilutive equity securities outstanding as of September 30, 2023, and December 31, 2022, are as follows:

	September 30, 2023 (Unaudited)	December 31, 2022
Convertible notes payable and accrued interest	–	3,926
Stock options	79,150	78,226
Warrants	1,627,688	312,254
Total common stock equivalents	1,706,838	394,406

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

On January 13, 2023, we received a letter from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq’s Listing Rules, the Company had a 180-day grace period, until July 12, 2023, during which the Company failed to regain compliance with the bid price of its common stock closing at $1.00 per share or more for a minimum of ten consecutive business days. As the Company was not in compliance on that date, the Company received a notice of delisting and appealed this notice with a hearing date on July 27, 2023. After the hearing, Nasdaq extended the date of compliance with NasdaqCM Listing Rule 5550(a)(2) to November 14, 2023.

In response to the market price of the Company’s stock, on July 21, 2023, the Company effected a 1-for-15 reverse stock split of its common stock, effectively increasing its per share bid price at the time to above $1.00. Subsequent to the revers stock split, the per share bid price has fallen below the $1.00 minimum threshold. If we do not regain compliance with the bid price requirement, we may be eligible for an additional 180-calendar day compliance period so long as we satisfy the criteria for initial listing on the NasdaqCM and the continued listing requirement for market value of publicly held shares. In the event we are not eligible for the third grace period, the Nasdaq staff will provide written notice that our Common Stock is subject to delisting; however, we may request a hearing before the Nasdaq Hearings Panel, which request, if timely made, would stay any further suspension or delisting action by the Nasdaq pending the conclusion of the hearing process and expiration of any extension that may be granted by the Hearings Panel.

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

On December 14, 2022, we received a deficiency letter from the Listing Qualifications Department of The NasdaqCM notifying the Company of its noncompliance with the NasdaqCM Listing Rule 5550(b)(1) for the NasdaqCM, which requires that a listed company’s stockholders’ equity be at least $2.5 million. In accordance with NasdaqCM rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance with NasdaqCM Listing Rule 5550(b)(1). The Company submitted a compliance plan to resolve the deficiency and regain compliance and the Company was granted up to May 30, 2023, to evidence compliance. As the Company was not in compliance on that date, the Company received a notice of delisting and appealed this notice with a hearing date on July 27, 2023. After the hearing, Nasdaq extended the date of compliance with NasdaqCM Listing Rule 5550(b)(1) to November 14, 2023.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2023, the following material events occurred:

Salkind Consulting Agreement

The Company’s compensation committee has approved a one year consulting agreement to issue up to 150,000 restricted shares of common stock to Gene Salkind, Chairman of the Board.

October 2023 Loan

As of October 10, 2023, an entity related to Gene Salkind provided a $300,000 unsecured loan to the Company repayable in full on November 30, 2023, with interest at the annual rate of 15% (the October 2023 Loan). Mr. Salkind, as holder, has the right to convert the October 2023 Loan into either; (i) restricted Common Stock at a conversion price of $0.70 per share or, (ii) into shares under the terms of any private equity offering completed by the Company prior to the maturity date.

In conjunction with the issuance of the Series G Preferred Stock described below, Mr. Salkind elected to convert the $300,000 October 2023 Loan principal in full, along with $3,945 in accrued interest, into 60,789 shares of Series G Preferred Stock based on the $5.00 per share price associated with the November 2023 Series G Preferred Stock offering.

Merchant Agreement

In November 2023, the Company entered into an agreement for the purchase and sale of future receivables (Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $200,000 in funding (the Purchase Price). The Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of $272,000 is paid. In connection with the Merchant Agreement, and as additional consideration, the Company has agreed to issue shares of its Common Stock to the financial institution in an amount equal to 5% of the Purchase Price. The number of shares issued is equal to 5% of the Purchase Price divided by the average closing per share price of the Common Stock for the previous twenty (20) days from the signed date of the Merchant Agreement.

Series G Preferred Stock Authorization and Offering

On November 6, 2023, a Unanimous Written Consent of the Board of Directors was executed, effectively designating 500,000 shares of the Company’s authorized and unissued shares of preferred stock, $0.0001 per share, as Series G Preferred Stock, having such preferences, rights, limitations, and designations as set forth in an amendment to the Company’s Amended and Restated Certificate of Incorporation (the Charter Amendment), as authorized to be filed with the New York Department of State.

Effective November 7, 2023, the Company closed on three Subscription Agreements for the sale of a combined 300,789 shares of its newly designated Series G Preferred Stock to parties associated with Gene Salkind (Preferred Shareholders), for total proceeds of $1,200,000 plus conversion of principal and accrued interest from the October 2023 Loan of $303,495, resulting in an increase in shareholders’ equity of $1,503,495. Each share of the Series G Preferred Stock is convertible by the Preferred Shareholders at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.50 per Common Share (Conversion Ratio). The Series G Preferred Stock will automatically convert at the same Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $5.00 per share for ten (10) consecutive trading days.

The Company will pay annualized dividends equal to twenty percent (20%) of the subscription price of the Series G Preferred Stock, payable monthly commencing January 2, 2024, in either cash or shares of Common Stock, at the option of the Preferred Shareholders. Should the cash option be elected, the Company may determine that such dividend shall be paid through the issuance of a one-year fifteen percent (15%) promissory note, secured by all assets of the Company.

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

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of September 30, 2023 and the periods then ended include the accounts of Mobiquity Technologies, Inc. (the “Company”) and its wholly owned subsidiaries.

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

Our Revenue Sources

We target publishers, brands, advertising agencies and other advertising technology companies as our audience for our three platform products. Our sales and marketing strategy is focused on providing a de-fragmented operating system that facilitates a considerably more efficient and effective way for advertisers and publishers to transact with each other. Our goal is to become the programmatic display advertising industry standard for small and medium sized advertisers. We generate revenue from our platforms through two verticals:

•	The first is licensing one or more of our platforms as a white-label product for use by advertising agencies, demand-side platforms (or DSP’s), brands and publishers. Under the white-label scenario, the user licenses a platform from us and is responsible for running its own business operations and is billed a percentage of amounts spent on advertising run through the platform.

•	The third revenue stream is a managed services model, in which, the user is billed a higher percentage of revenue run through a platform, but all services are managed by us.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates, and those estimates may be material.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On September 30, 2023, and December 31, 2022, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2023, and December 31, 2022, contained a significant financing component.

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

Plan of Operation

Mobiquity intends to hire several new sales and sales support individuals to help generate additional revenue using the Advangelists platform, our new Publisher Platform, and the Mobiquity Networks MobiExchange. Mobiquity’s sales team will focus on Advertising Agencies, Brands, and publishers to help increase both supply and demand across the Advangelists platform while providing unique data segments utilizing MobiExchange. Together the Advangelists platform and MobiExchange platform create multiple revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s, Publishers, and Brands. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model in which the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, where the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. Additional revenue can be generated by offering data segments and digital audiences through MobiExchange for use in omnichannel marketing programs that include but not limited to programmatic advertising email marketing and SMS. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists and Mobiquity Networks. New sales and support individuals are also needed to generate revenue for our new Publisher Platform. The target audiences for this platform will be website publishers, application publishers, Connected TV (CTV) publishers and Supply-Side Platform (SSP) operators.

Results of Operations

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended
	September 30, 2023	September 30, 2022
Revenues	$177,271	$904,223
Cost of revenues	114,174	936,824
Gross profit	63,097	(32,601)
Operating expenses	1,458,136	2,239,988
Loss from operations	$(1,395,039)	$(2,272,589)

We generated revenues of $177,271 in the third quarter of 2023 compared to $904,223 in the same period for 2022, a decrease in revenues of $726,952. The decrease from the prior period can be directly attributed to the lack of political revenue during the first nine months of 2023 and the downturn in sectors we focused on such as cryptocurrency and automotive. We anticipate an increase in political revenue during the fourth quarter of 2023, to correspond to the upcoming primary 2024 elections. Additionally, the Company has developed several new features which we believe will help grow revenue beginning in the fourth quarter of 2023 and beyond. We anticipate releasing one or more new products and services in the fourth quarter of 2023 that will address many of the changes that have affected the AdTech industry over the last year.

Cost of revenues was $114,174 or 64% of revenues in the third quarter of 2023 as compared to $936,824 or 104% of revenues in the same fiscal period of 2022. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of sales.

Gross profit was $63,097 or 36% of revenues for the third quarter of 2023 as compared to a loss of $32,601 in the same period of 2022 or (4%) of revenues.

Total operating expenses were $1,458,136 for the third quarter of fiscal 2023 compared to $2,239,988 in the comparable period of the prior year, a decrease of $781,852. The decrease in operating costs was primarily related to a decrease in salaries expense of approximately $440,000, computer expense of approximately $131,000, inducement fees of $101,000 and professional fees of approximately $64,000.

The loss from operations for the third quarter of 2023 was $1,395,039 as compared to $2,272,589 for the comparable period of the prior year. While our loss from operations increased by approximately $878,000 of the continuing operations over the comparable third quarter of 2022, the continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Nine Months Ended
	September 30, 2023	September 30, 2022
Revenues	$441,010	$3,367,346
Cost of revenues	281,071	1,916,720
Gross profit	159,939	1,450,626
Operating expenses	4,421,863	6,524,042
Loss from operations	$(4,261,924)	$(5,073,416)

We generated revenues of $441,010 in the first nine months of 2023 compared to $3,367,346 for the same period of 2022, a decrease of $2,926,336. The decrease can be directly attributed to the lack of political revenue during the first nine months of 2023 and the downturn in sectors we focused on such as cryptocurrency and automotive. The Company has developed several new features which we believe will help grow revenue in 2024 and beyond.

Cost of revenues was $281,071 or 64% of revenues in the first nine months of 2023 as compared to $1,916,720 or 57% of revenues in the same fiscal period of 2022. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $159,939 or 36% of revenues for the first nine months of 2023 as compared to $1,450,626 in the same period of 2022 or 43% of revenues.

Operating expenses were $4,421,863 for the first nine months of fiscal 2023 compared to $6,524,042 in the comparable period of the prior year, a decrease of $2,102,179. The decrease in operating costs was primarily related to a decrease in computer expenses of approximately $632,000, professional fees of approximately $233,000, salaries of approximately $902,000, and commissions of approximately $207,000.

The loss from operations for the first nine months of 2023 was $4,261,924 as compared to $5,073,416 for the comparable period of the prior year. Our loss from operations decreased by approximately $811,000, primarily due to capitalization of software development costs, coupled with decreases in other operating expenses as noted above. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

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

On January 13, 2023, we received a letter from The Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq’s Listing Rules, the Company had a 180-day grace period, until July 12, 2023, during which the Company failed to regain compliance with the bid price of its common stock closing at $1.00 per share or more for a minimum of ten consecutive business days. As the Company was not in compliance on that date, the Company received a notice of delisting and appealed this notice with a hearing date on July 27, 2023. After the hearing, Nasdaq extended the date of compliance with NasdaqCM Listing Rule 5550(a)(2) to November 14, 2023.

In response to the market price of the Company’s stock, on August 7, 2023, the Company effected a 1-for-15 reverse stock split of its common stock, effectively increasing its per share bid price at the time to above $1.00. Subsequent to the revers stock split, the per share bid price has fallen below the $1.00 minimum threshold. If we do not regain compliance with the bid price requirement, we may be eligible for an additional 180-calendar day compliance period so long as we satisfy the criteria for initial listing on the NasdaqCM and the continued listing requirement for market value of publicly held shares. In the event we are not eligible for the third grace period, the Nasdaq staff will provide written notice that our Common Stock is subject to delisting; however, we may request a hearing before the Nasdaq Hearings Panel, which request, if timely made, would stay any further suspension or delisting action by the Nasdaq pending the conclusion of the hearing process and expiration of any extension that may be granted by the Hearings Panel.

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

On December 14, 2022, we received a deficiency letter from the Listing Qualifications Department of The NasdaqCM notifying the Company of its noncompliance with the NasdaqCM Listing Rule 5550(b)(1) for the NasdaqCM, which requires that a listed company’s stockholders’ equity be at least $2.5 million. In accordance with NasdaqCM rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance with NasdaqCM Listing Rule 5550(b)(1). The Company submitted a compliance plan to resolve the deficiency and regain compliance and the Company was granted up to May 30, 2023, to evidence compliance. As the Company was not in compliance on that date, the Company received a notice of delisting and appealed this notice with a hearing date on July 27, 2023. After the hearing, Nasdaq extended the date of compliance with NasdaqCM Listing Rule 5550(b)(1) to November 14, 2023.

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

Pro Forma Effects of the October 2023 Loan Conversion and Series G Preferred Stock Issuance

As of the date of this filing, the Company has total stockholders’ equity in excess of $2,500,000 as required for continued listing on NASDAQ. The following unaudited pro forma stockholders’ equity table presents the consolidated stockholders’ equity section of the Company’s balance sheet as if the conversion of the October 2023 Loan, and the November 2023 offering of the Series G Preferred Stock, as discussed in NOTE 10 to the consolidated financial statements, had occurred on January 1, 2023:

Mobiquity Technology, Inc.

Unaudited Pro Forma Consolidated Stockholders' Equity

As of September 30, 2023

	September 30, 2023	Transaction		September 30, 2023
	(Historical)	Adjustments		(Pro Forma)
Stockholders’ Equity
AA preferred stock	$–	$–		$–
AAA preferred stock	3	–		3
Preferred stock Series C	–	–		–
Preferred stock Series E	6	–		6
Preferred stock Series G	–	30	(1)	30
Common stock	257	–		257
Treasury stock	(1,350,000)	–		(1,350,000)
Additional paid-in capital	218,628,457	1,503,465	(2)	220,131,922
Accumulated deficit	(215,727,236)	–		(215,727,236)
Total Stockholders' Equity	$1,551,487	$1,503,495		$3,054,982

______________________

(1)	Reflects issuance of 300,789 shares of Series G Preferred Stock, per share par value of $0.0001.
(2)	Reflects cash proceeds of $1,200,000 for issuance of 240,000 shares of Series G Preferred Stock, plus $303,495 in additional paid-in capital resulting from conversion of the October 2023 Loan and accrued interest, less par value associated with shares issued of $30.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2022.

The Company had cash of $140,939 at September 30, 2023. Cash used in operating activities for the nine months ended September 30, 2023, was $3,732,469. This resulted primarily from a net loss of $5,220,014 offset by stock-based compensation of $22,295, amortization of $515,364, increase in accounts receivable of $165,331, a decrease in accounts payable and accrued expenses of $626,413, loss on debt extinguishment of $396,322, amortization of debt discount $738,142, and an income tax benefit of $180,000. Cash used in investing activities was related to the development of new software of $1,507,045. Cash flows provided by financing activities of $5,159,599 was related to repayment of debt of $1,587,500 offset by net proceeds received from the sale of common stock and pre-funded warrants of $5,735,499 and proceeds from the issuance of debt of $1,011,500.

The Company had cash of $855,246 at September 30, 2022. Cash used in operating activities for the nine months ended September 30, 2022, was $5,502,991. This resulted primarily from a net loss of $5,791,201 offset by stock-based compensation of $59,687, amortization of $450,551, common stock issued for services of $84,500, an increase in accounts receivable of $592,362, a decrease in accounts payable and accrued expenses of $294,284, non-cash gain on settlement of liability $389,495, and inducement expense of $101,000. Cash used in investing activities was related to the purchase of property and equipment of $8,004. Cash flows provided by financing activities of $980,996 was related to repayment of debt of $156,504 offset by net proceeds received from the sale of common stock of $1,137,500.

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

Other Debt Transactions

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the Investor), entered into a Securities Purchase Agreement (the Agreement) for the Investor to purchase from the Company (i) a senior secured 20% original issue discount (OID) nine-month promissory note in an aggregate gross principal amount of $1,437,500, less the 20% OID of $287,500, for a net subscription amount of $1,150,000 (the Investor Note), and (ii) a five year warrant to purchase 174,242 shares of the Company’s common stock at an exercise price of $6.60 per share, exercisable commencing July 1, 2023 and expiring December 30, 2027 (the Investor Warrant). Proceeds from the Agreement were received by the Company in January 2023.

In conjunction with the Agreement, the Company issued 34,849 shares of common stock, or approximately 5.3% of the Company’s outstanding shares, to the Investor as an incentive on the transaction (Incentive Shares). Excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant are not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. Total issuance fees of $138,500 associated with the closing of the Agreement were paid by the Company to Spartan Capital Securities LLC and the Investor’s counsel, resulting in net proceeds of $1,011,500. Approximately $163,000 of the loan proceeds were utilized to repay the outstanding principal and accrued interest under the SBA loan.

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

February 2023 Public Offering

On February 13, 2023, the Company entered into an underwriting agreement (the Underwriting Agreement) with Spartan Capital Securities, LLC (the Underwriter) relating to a public offering of 251,842 shares of common stock and pre-funded warrants to purchase 285,792 shares of common stock (the Shares), for net proceeds of $3,207,500 (the February 2023 Offering). In conjunction with the February 2023 Offering, which closed on February 16, 2023, the investors also received other Warrants to purchase 806,452 shares of common stock (Series 2023 Warrants) on a cash basis or up to 403,226 shares on a cashless basis. The offered Shares were priced at $6.975 per combination of one share of common stock or one pre-funded warrant, accompanied by one Series 2023 Warrant.

Each pre-funded warrant is exercisable at any time, until fully exercised, to purchase one share of common stock at an exercise price of $0.0015 per share. Each Series 2023 Warrant is exercisable for five years to purchase 0.1 shares of common stock at a cash exercise price of $6.975 per warrant share. The Series 2023 Warrants contain an alternative cashless exercise provision permitting the holder to acquire 0.05 shares of common stock for every 0.1 warrant shares any time after the earlier of (i) 30 days following the initial exercise date of February 14, 2023, and (ii) the date on which the aggregate trading volume of the Company’s common stock, beginning on the initial exercise date of the Series 2023 Warrants, exceeds 2,419,355 shares. Additionally, the exercise price of both the pre-funded warrants and the Series 2023 Warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like.

Pursuant to the terms of the Underwriter agreement, and as partial consideration to the Underwriter, the Company issued a warrant for the purchase of 26,882 shares of common stock, exercisable from February 14, 2023, through February 14, 2028, at an initial exercise price of $7.6725 per share. This warrant was cancelled by the underwriter on or about June 30, 2023, in connection with the completion of the June 2023 public offering described below. The Company also granted the Underwriter a 45-day option to purchase up to an additional 80,645 shares and/or pre-funded warrants in lieu of shares and accompanying Series 2023 Warrants to purchase 120,968 shares at the public offering price less the underwriting discounts and commissions, to cover over-allotments, if any. No additional shares or pre-funded warrants were purchased by the Underwriter. The Company paid a cash fee to the Underwriter equal to 8% of the gross proceeds raised in the February 2023 Offering, plus a reimbursement of Underwriter fees totaling $242,500.

Between the closing of the February 2023 Offering and June 30, 2023, investors holding pre-funded warrants converted all their pre-funded warrants into 285,792 shares of common stock and elected the alternative cashless exercise provision for the Series 2023 Warrants, resulting in the issuance of 403,226 shares of common stock. As of June 30, 2023, all the aforementioned pre-funded warrants and 2023 Warrants were exercised.

June 2023 Public Offering

On June 30, 2023, Mobiquity Technologies, Inc. closed on a public offering selling an aggregate of 375,000 shares of common stock (and 1,625,000 common stock equivalents in the form of pre-funded warrants to purchase 1,625,000 common shares) to investors pursuant to Securities Purchase Agreements at a public offering price of $1.50 per share (or $1.4985 per pre-funded warrant) (the June 2023 Offering), for total gross proceeds of $3,000,000. Placement agent fees and other offering costs totaled $472,001 and were recorded net of gross proceeds in the accompanying consolidated statement of stockholders’ equity during the quarter ended June 30, 2023. Each pre-funded warrant is exercisable at any time to purchase one share of common stock at an exercise price of $0.0015 per share. Additionally, the exercise price of pre-funded warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like. Spartan Capital Securities, LLC acted as the Company’s exclusive placement agent of the June 2023 Offering pursuant to a Placement Agent Agreement. The net proceeds to the Company from the sale of the shares and pre-funded warrants, after deducting the Placement Agent commissions and offering expenses payable by the Company, was approximately $2,528,000. The Company used $1,437,500 of the proceeds received from the June 2023 Offering to fully satisfy its Senior Secured 20% OID Promissory Note to Walleye Opportunities Master Fund Ltd. See Note 4. The Company plans to use the remaining funds for working capital. In July 2023, the Company also issued 478,334 shares of common stock upon exercise of 478,334 pre-funded warrants, bringing the number of outstanding common shares to 2,588,333.

Other 2023 Stock Transactions

In April 2023, the Board of Directors or the Compensation Committee of the Company’s Board of Directors approved the following transactions:

•	Grant of 6,667 shares of restricted common stock to Gene Salkind, Chairman of the Board, for services previously rendered, based on a per share value of $2.505. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 3,333 shares of restricted common stock each to the Company’s CEO and another member of the Board of Directors for services as directors of the Company. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 2,000 shares of common stock to Mr. Salkind as payment for accrued and unpaid interest of approximately $5,000 based on a per share value of $2.505.
•	Grant of 4,790 shares of restricted common stock to the Company’s legal counsel as payment for accrued and unpaid services valued at $12,000 and $2.505 per share. Such shares are restricted from transfer until February 13, 2024.
•	Issuance of 104,142 shares of restricted common stock at a per share value of $2.55 as payment and full settlement of outstanding accounts payable with a total carrying amount of $265,563.

Shares prices used in the above transaction were based on the market price of the Company’s common stock on the consummation dates of the transactions.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of September 30,2023 and quarterly since that date. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size.

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

Continuing Internal Controls Remediation Efforts

During fiscal 2022 the Company identified control gaps and deficiencies. The Company has worked to remediate the gaps, deficiencies, and material weaknesses in its internal controls. The Board of Directors and The Audit Committee, as a priority, initiated these remediation activities to ensure the Company has proper internal controls over financial reporting and corporate governance. These steps will continue in fiscal 2023. To demonstrate these controls are effective, the Company has instituted independent monitoring and testing of these aforementioned controls. These procedures continued to be applied during fiscal 2023. Management has decided to defer the allocation of the additional talent necessary for the full implementation of the planned remediations until fiscal 2024. The Company has instituted detective controls as well as independent monitoring and testing of these aforementioned controls, which gives management comfort that reporting represents the financial results of the Company in all material respects.

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

ITEM 2. CHANGES IN SECURITIES.

(a) From January 1, 2022, through September 30, 2023, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – September 2022	Common Stock	6,667 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan. – March 2022	Common Stock	96,222 shares 45,611 warrants	Note conversion of $2,502,500 of Secured debt and $150,000 of unsecured debt	Section 3(a)(9)	Secured debt converted at $1.50 per share and unsecured debt converted at $2.00 per share (1)

April – June 2022	Common Stock	27,200 shares and 13,600 warrants	Note conversion of $510,000	Section 3(a)(9)	Secured debt converted at $1.25 per share (2)

July – September 2022	Common Stock	58,830 shares	$1,137,500 raised, no commissions paid	Rule 506, Section 4(2)	Not applicable

_________________

(1)

The secured investor converted $2,502,500 of principal into 91,222 common shares and warrants to purchase 136,833 shares of common stock at an exercise price of $60.00 per share through September 2029.

(2)	The secured investor converted $510,000 of principal into 27,200 common shares and warrants to purchase 13,600 shares of common stock at an exercise price of $60.00 per share through September 2029.

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the Investor), entered into a Securities Purchase Agreement (the Agreement) for the Investor to purchase from the Company (i) a senior secured 20% original issue discount (OID) nine-month promissory note in an aggregate gross principal amount of $1,437,500, less the 20% OID of $287,500, for a net subscription amount of $1,150,000 (the Investor Note), and (ii) a five year warrant to purchase 174,242 shares of the Company’s common stock at an exercise price of $6.60 per share, exercisable commencing July 1, 2023 and expiring December 30, 2027 (the Investor Warrant). Proceeds from the Agreement were received by the Company in January 2023. If at any time commencing July 1, 2023, the Company issues, sells, or announces for sale, any shares of its common stock (Subsequent Equity Sale) for a per share price less than the exercise price of the Investor Warrant in effect immediately prior to such Subsequent Equity Sale, the exercise price of the Investor Warrant shall be reduced to an amount equal to the issuance price of the Subsequent Equity Sale.

In conjunction with the Agreement, the Company issued 34,849 shares of common stock, or approximately 5.3% of the Company’s outstanding shares, to the Investor as an incentive on the transaction (Incentive Shares). Excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant are not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. Total issuance fees of $138,500 associated with the closing of the Agreement were paid by the Company to Spartan Capital Securities LLC and the Investor’s counsel, resulting in net proceeds of $1,011,500. Approximately $163,000 of the loan proceeds were utilized to repay the outstanding principal and accrued interest under the SBA loan (see above).

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

(b) From January 1, 2023, through September 30,2023, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – Sept 2023	Common Stock	1,167,360 shares	Warrant conversion	Section 3(a)(9)	Each warrant exercise price $6.975

Jan. – Sept 2023	Common stock	31,891 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan – Sept 2023	Common Stock	626,844 shares 2,448,427 warrants	Shares sold for cash	Rule 506;Section 4(2)	Not applicable

Jan – Sept 2023	Common Stock	34,849 shares	Original issue discount	Rule 506;Section 4(2)	Not applicable

Jan – Sept 2023	Common Stock	92,378 shares	Interest conversion	Rule 506;Section	Not applicable

_________________

(1)	The secured investor converted $2,502,500 of principal into 91,222 common shares and warrants to purchase 45,611 shares of common stock at an exercise price of $60.00 per share through September 2029.
(2)	The secured investor converted $510,000 of principal into 27,200 common shares and warrants to purchase 13,600 shares of common stock at an exercise price of $60.00 per share through September 2029.

In the nine months ended September 30, 2023, and 2022, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Title
1	Placement Agent Agreement*****
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022 with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)

3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant's Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Third Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019 ***
4.6	Third Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019***
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019***
4.9	Third Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019***
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)

4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant****
4.19	Form of Series 2023 Warrant****
4.20	Form of Pre-funded Warrant (February 2023)****
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Form of Placement Agent Warrant*****
4.29	Amendment dated February 13, 2023 to Promissory Note dated December 30, 2022 issued to Walleye*****
4.30	Sales Purchase Agreement*****
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
10.6	Form of Escrow Agreement for the Offering*****
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Rule 13a-14(a) Certification in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant's Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)

101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

_______________

*	Filed herewith.
**	To be filed by amendment
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364
****	Previously filed under Form S-1 Registration Statement File No. 333-269293
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: November 14, 2023	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: November 14, 2023	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

