Form 10-K
period 2023-12-31
Mobiquity Technologies, Inc.
filed 2024-04-08
CIK 1084267

Table of Contents

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 001-41117

MOBIQUITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

New York	11-3427886
(State of jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

35 Torrington Lane Shoreham, NY	11786
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(516) 246-9422

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value, Common stock Purchase Warrants

____________________________________

(Title of each class)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     Yes  ☐    No  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the number of shares of Common Stock held by non-affiliates was approximately 2,268,300 shares based upon 2,574,084 shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $1.65 per share as of June 30, 2023) of the Company’s Common Stock held by non-affiliates was approximately $3,743,000.

The number of shares outstanding of the Registrant’s Common Stock as of March 25, 2024, was 5,156,333.

On August 7, 2023, we effected a one-for-15 reverse stock split. This Form 10-K gives retroactive effect to the reverse stock split as if the split had occurred prior to any reported transactions and prior to the dates on the financial statements included herein.

FORWARD-LOOKING STATEMENTS

We believe this annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations set forth under “Business” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and stockholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors.” In addition to the Risk Factors and other important factors discussed elsewhere in this annual report, you should understand that other risks and uncertainties and our public announcements and filings under the Securities Exchange Act of 1934, as amended could affect our future results and could cause results to differ materially from those suggested by the forward-looking statements.

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

Publisher Platform for Monetization and Compliance

Our Content publisher platform is a single-vendor ad tech operating system that allows publishers to better monetize their opt-in user data and advertising inventory. The platform includes tools for: consent management, audience building, a direct advertising interface and inventory enhancement. Due to the much publicized developments in privacy and data security laws and regulations (such as the European Union’s General Data Protection Regulation or GDPR and the California Consumer Privacy Act of 2018 or CCPA by way of example) along with Apple and Google’s removal of identifiers, we believe that content publishers are facing two material issues: increased costs due to privacy compliance rules, and decreased revenue due to the restrictions selling user identifier data to third parties. We believe this is causing a paradigm shift in the publishing market. Previously content publishers could provide user identifier information to demand-side platforms (or DSP’s) to create user profiles for audience targeting. Now both the user identifier data and the functionality to create profiled data segments from that identifier data (known as first party data) must be owned by the content publisher. Additionally, publishers must also manage the targeting of their audiences in-house utilizing this identifier and targeting data. We recently launched our SaaS publisher platform in response to these needs.

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

Our Strategy

 We are a cutting-edge AdTech company at the forefront of data-driven advertising, publisher compliance, and monetization solutions. With a commitment to innovation, we have positioned ourselves as a next-generation player in the industry, providing a comprehensive suite of services through our three proprietary technology platforms.

Advangelists Advertising Platform:

The Advangelists advertising platform is a cornerstone of Mobiquity’s offerings. This advanced platform leverages data analytics and cutting-edge technology to deliver targeted and effective advertising solutions. By harnessing the power of data, Advangelists enables advertisers to reach their desired audience with precision, maximizing the impact of their advertising and awareness campaigns.

MobiExchange Data Intelligence Platform:

Mobiquity’s MobiExchange is a data intelligence platform designed to empower businesses with valuable insights. This platform facilitates the seamless exchange of data, allowing clients to make informed decisions based on real-time information. MobiExchange plays a pivotal role in enhancing the effectiveness of advertising strategies by providing a robust foundation of data-driven intelligence.

AdHere Publisher Platform:

The AdHere Publisher platform addresses the critical aspect of publisher compliance and monetization. This platform empowers publishers to navigate the complex landscape of compliance requirements seamlessly. Additionally, it offers monetization opportunities for publishers, creating a win-win scenario where content creators can thrive while adhering to industry standards.

Integrated Revenue Streams:

One of the distinctive features of our company is its anticipated ability to generate revenue through three independent yet synergistic streams. Each platform - Advangelists, MobiExchange, and AdHere – is expected in 2024 to contribute to the overall financial success of the company. This integrated approach allows us to adapt to the evolving needs of the market and provide comprehensive solutions to its clients.

Versatile Collaboration:

Our platforms are designed to work independently, providing specialized solutions for specific needs. Simultaneously, the platforms seamlessly integrate with each other, offering clients the flexibility to create customized, end-to-end solutions that cater to diverse requirements. This versatility positions us as a dynamic and adaptable partner in the rapidly evolving landscape.

In summary, Mobiquity Technologies, Inc. is not merely an AdTech company; it combines innovation, data-driven precision, and versatility to redefine the standards of advertising, data intelligence, publisher compliance and monetization. With our proprietary platforms, our company continues to provide clients with the tools they need to thrive in the digital marketplace.

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

Employees and Contractors

As of January 31, 2024, we have 12 employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize several additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

Customers

For fiscal 2023 and 2022, sales of our products to two customers generated approximately 73% and 48% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice.

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

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2023, and 2022, we reported net losses of $6,533,117 and $8,062,328, respectively, and net cash used in operating activities of $4,362,868 and $6,187,383, respectively. As of December 31, 2023, we had an aggregate accumulated deficit of $217,040,339. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the foreseeable future. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern, and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the past several fiscal years. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if this offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We have substantial funds since formation to support our transformation from an integrated marketing company to a technology company. Since we might be unable to generate recurring or predictable revenue or cash flow to fund our operations, we will likely need to seek additional (perhaps substantial) equity or debt financing even following this offering to provide the capital required to maintain or expand our operations. We expect that we will also need additional funding for developing products and services, increasing our sales and marketing capabilities, and acquiring complementary companies, technologies, and assets (there being no such acquisitions which we have identified or are pursuing as of the date of this Prospectus), as well as for working capital requirements and other operating and general corporate purposes. We cannot predict our future capital needs with precision, and we may not be able to secure additional financing on terms satisfactory to us, if at all, which could lead to termination of our business. If we elect to raise additional funds or additional funds are required, we may seek to raise funds from time to time through public or private equity offerings, debt financings or other financing alternatives. Additional equity or debt financing may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing operational development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

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

Many of our competitors are substantially larger than we are and have significantly greater financial, technical, and marketing resources, and have established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

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

For the years ended December 31, 2023, and 2022, total sales of our products to two customers represented approximately 73% and 48% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. If we lose any of our customers, or any of them decide to scale back on purchases of our products, it will have a material adverse effect on our financial condition and prospects. Therefore, we must engage in continual sales efforts to maintain revenue, sustain our customer relationships, and expand our client base or our operating results will suffer. If a significant client fails to renew a contract or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business is not obtained to replace or supplement that which was lost. We may require additional financial resources to expand our internal and external sales capabilities, although we plan to use a portion of the net proceeds of this offering for this purpose. We cannot assure that we will be able to sustain our customer relationships and expand our client base. The loss of any of our current customers or our inability to expand our customer base will have a material adverse effect on our business plans and prospects.

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

We can provide no assurance that our third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be effective in protecting our systems and information.

In the ordinary course of business, we receive, process, use, and store digitally large amounts of data, including confidential, sensitive, proprietary, and personal information. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to us and our business operations. To this end, we have implemented policies designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them. While we have taken measures designed to protect the security of the confidential and personal information under our control, we cannot provide absolute assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.

Our cybersecurity program is managed by our Chief Technology Officer. Most of the information generated and collected by us is stored and maintained by third-party vendors and service providers, who have demonstrated their own cybersecurity protocols which our management believes to be adequate for protecting our digital files in their possession. Our CTO is responsible for assessing and managing cybersecurity risks. Our CTO has cybersecurity expertise. We have no formal cybersecurity policies and processes in place, however, the Board and management believe cybersecurity represents an important component of our overall approach to risk management and oversight.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Our Board of Directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. We intend to provide our Board of Directors with periodic updates on cybersecurity and information technology matters and related risk exposures from management. Most information is stored directly to Amazon Web Services platforms, which provide market-leading data security for their centralized servers. Our company follows best practices for security, indemnity and compliance.  All connections in and out of our remote services are done over secure connections, including https and Secure Shell (SSH) protocols. On occasion, limited amounts of information such as names and emails are exported from our systems solely for the purposes of accounting and filings and is not shared outside of our company and its contracted accounting consultants, which are under confidentiality agreements.

Cybersecurity threats have not materially affected our company, including its business strategy, results of operations or financial condition. Our company is not aware of any material security breach to date. Accordingly, our company has not incurred any expenses over the last two years relating to information security breaches.  The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that our third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be effective in protecting our systems and information.

 Risks Relating to this Offering and Ownership of Our Securities

Our common stock is subject to the “penny stock” rules. These penny stock rules make it difficult to resell securities classified as “penny stock.”

The Company’s common stock and warrants were recently delisted from the Nasdaq Capital Markets for failure to meet the continuing listing requirements. Since the Company’s common stock and warrants are quoted in the OTC Markets, our common stock and warrants are subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00, our common stock and warrants will continue to be a “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

The market price of our common stock is likely to remain highly volatile because of several factors, including a limited public float.

From December 2021 through December 6, 2023, our common stock traded on the Nasdaq Capital Market. Currently, our common stock and warrants trade under the symbols “MOBQ” and “MOBQW,” respectively, on the OTC markets. The market price of our common stock has been volatile in the past and the market price of our common stock and our warrants may be highly volatile in the future. You may not be able to resell shares of our common stock or warrants following periods of volatility because of the market’s adverse reaction to volatility.

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

As of March 25, 2024, we have 5,156,333 shares of common stock outstanding. The possibility that substantial amounts of common stock and warrants may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities or impair our shareholders’ ability to sell on the open market. Additionally, any substantial increase of our shares that are eligible to be sold into the market in the near future could cause the market price of our common shares to drop significantly, even if our business is doing well.

As part of our past restatement process, we have identified a material weakness in our internal control over financial reporting.

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

We have concluded that we had not maintained effective internal control over financial reporting through the three years ended December 31, 2022. The Company determined that it had deficiencies over financial statements recording in areas of recording revenue and expenses in proper cut off as well as proper classification of accounts. Significant deficiencies and material weaknesses in our internal control could have a material adverse effect on us. Due to these deficiencies, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We are continuing to remediate these deficiencies and material weaknesses. We are taking steps to enhance our internal control environment to establish and maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance.

Internal Controls Remediation Efforts

During fiscal 2023, we worked to remediate the deficiencies and material weaknesses in our internal controls. We have taken steps to enhance our internal control environment to improve and maintain effective internal control over financial reporting and changes in corporate governance. In this regard, the Company is in the process of adopting several corporate governance policies, and will expand on its 2021 established Audit Committee and other committees of the Board of Directors. The Audit Committee, as a priority, initiated the process of segregating tasks and processes to ensure proper internal controls over financial reporting. In connection with this process the Company:

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

While we are required to pay dividends on our newly issued Series H Preferred Stock, we do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. As a result, you must rely on stock appreciation and a liquid trading market for any return on your investment. If an active and liquid trading market does not develop, you may be unable to sell your shares of common stock at the time you would like to sell.

Our principal stockholders, directors and executive officers have a material level of control over us, which could delay or prevent a change in our corporate control favored by our other stockholders.

Currently, our principal stockholders, directors, and executive officers beneficially own, in the aggregate, more than 50% of our outstanding common stock (including derivative securities convertible into common stock). The interests of our current directors and executive officers may differ from the interests of other stockholders. As a result, these current directors and officers could have the ability to exercise material influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

As a public company, we are subject to numerous legal and accounting requirements, that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our management team is relatively inexperienced in complying with these requirements, and our management resources are limited, which may lead to errors in our accounting and financial statements, and which may impair our operations. This inexperience and lack of resources may also increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, resulting in loss of market confidence and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of business, we receive, process, use, and store digitally large amounts of data, including confidential, sensitive, proprietary, and personal information. Maintaining the integrity and availability of our information technology systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to us and our business operations. To this end, we have implemented policies designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing in them. While we have taken measures designed to protect the security of the confidential and personal information under our control, we cannot provide absolute assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.

Our cybersecurity program is managed by our Chief Technology Officer. Most of the information generated and collected by us is stored and maintained by third-party vendors and service providers, who have demonstrated their own cybersecurity protocols which our management believes to be adequate for protecting our digital files in their possession. Our CTO is responsible for assessing and managing cybersecurity risks. Our CTO has cybersecurity expertise. We have no formal cybersecurity policies and processes in place, however, the Board and management believe cybersecurity represents an important component of our overall approach to risk management and oversight.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Our Board of Directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. We intend to provide our Board of Directors with periodic updates on cybersecurity and information technology matters and related risk exposures from management. Most information is stored directly to Amazon Web Services platforms, which provide market-leading data security for their centralized servers. Our company follows best practices for security, indemnity and compliance.  All connections in and out of our remote services are done over secure connections, including https and Secure Shell (SSH) protocols. On occasion, limited amounts of information such as names and emails are exported from our systems solely for the purposes of accounting and filings and is not shared outside of our company and its contracted accounting consultants, which are under confidentiality agreements.

Cybersecurity threats have not materially affected our company, including its business strategy, results of operations or financial condition. Our company is not aware of any material security breach to date. Accordingly, our company has not incurred any expenses over the last two years relating to information security breaches.  The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that our third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be effective in protecting our systems and information.

Item 2. Properties

The Company is presently utilizing the office space of its Chief Financial Officer as its principal executive office located at 35 Torrington Lane, Shoreham, NY 11786. All employees of the Company are working remotely.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings, except as follows:

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into six years ago in April 2017 which terminated Mr. Trepeta’ s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’ s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 Million in damages. Based on the Company’s initial internal review of the situation, the Company believes the claims lack merit and it intends to vigorously defend same. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’s action was granted but Mr. Trepeta has filed a notice of appeal. Due to uncertainties inherent in litigation, the Company cannot predict the outcome of this matter at this time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer

Common Stock

In the past, our Common Stock traded on the OTCQB under the symbol “MOBQ” on a limited basis. From December 8, 2021 through December 6, 2023, our Common Stock traded on the NasdaqCM under the same symbol. On December 6, 2023, our Common Stock was delisted from trading due to the Company’s failure to meet the continued listing requirements of NasdaqCM. Subsequently, our Common Stock has continued to trade in the OTC Markets. The following table sets forth the range of high and low closing sales prices of our Common Stock for the last two fiscal years.

Quarters Ended	High	Low
March 31, 2022	$42.00	$18.00
June 30, 2022	$41.25	$9.60
September 30, 2022	$37.05	$13.50
December 31, 2022	$23.85	$5.10
March 31, 2023	$18.30	$2.70
June 30, 2023	$5.40	$1.65
September 30, 2023	$2.10	$0.64
December 31, 2023	$0.83	$0.11

The closing sales price on March 25, 2024, was $1.10 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown, or commissions.

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

2021 Warrants

Our 2021 Warrants commenced trading on the NasdaqCM on December 9, 2021, under the symbol “MOBQW.” The warrants are currently exercisable at $74.70. The closing sales price of the 2021 Warrants on March 25, 2024 was $0.00. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

Holders of Record

As of February 27, 2024, there were 114 active holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. As of February 15, 2024, the Company has a list consisting of 2,117 beneficial (“NOBO”) holders who do not object to having their names provided to the Company. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, New York NY.

DIVIDEND POLICY

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends on our capital stock in the foreseeable future. Since January 2, 2024, the Company is required to pay monthly cash dividends or common stock dividends to holders of our Series H Preferred Stock. In the event the Series H Preferred Stockholders elect to receive a monthly cash dividend, the Company may elect to deliver a secured one-year promissory note bearing interest at the rate of 15% per annum in lieu of paying cash. It is the present intention of management to utilize all available funds and future earnings for the development of the Company’s business. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. Our future ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities.

RECENT SALES OF UNREGISTERED SECURITIES

(a) For fiscal 2022, we had no sales or issuances of unregistered capital stock, except as referenced above and in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2022	Common Stock	3,333 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2022	Common Stock	125,229 shares Warrants to purchase 55,510 shares	Note conversion of $2,412,500 of Secured debt and $150,000 of unsecured debt	Section 3(a)(9)	Secured debt converted at $18.75 and $22.50 per share and unsecured debt converted at $30.00 and $60.00 per share (1)(2)

2022	Common Stock	61,497 shares	$1,187,500 raised, no commissions paid	Rule 506, Section 4(2)	Not applicable

(1)	The secured investor converted $2,502,500 of principal into 166,833 common shares and warrants to purchase 45,611 shares of common stock at an exercise price of $60.00 per share through September 2029.
(2)	The secured investor converted $510,000 of principal into 27,200 common shares and warrants to purchase 13,600 shares of common stock at an exercise price of $60.00 per share through September 2029.

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the Investor), entered into a Securities Purchase Agreement (the Agreement) for the Investor to purchase from the Company (i) a senior secured 20% original issue discount (OID) nine-month promissory note in an aggregate gross principal amount of $1,437,500, less the 20% OID of $287,500, for a net subscription amount of $1,150,000 (the Investor Note), and (ii) a five year warrant to purchase 174,242 shares of the Company’s common stock at an exercise price of $6.60 per share, exercisable commencing July 1, 2023 and expiring December 30, 2027 (the Investor Warrant). Proceeds from the Agreement were received by the Company in January 2023. If at any time commencing July 1, 2023, the Company issues, sells, or announces for sale, any shares of its common stock (Subsequent Equity Sale) for a per share price less than the exercise price of the Investor Warrant in effect immediately prior to such Subsequent Equity Sale, the exercise price of the Investor Warrant on one occasion only shall be reduced to an amount equal to the issuance price of the Subsequent Equity Sale.

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

(b) For fiscal 2023, we had no sales or issuances of unregistered capital stock, except as described below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2023	Common Stock	291, 891 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2023	Common Stock	626, 844 shares 2,448,427 warrants	Shares sold for cash	Rule 506, Section 4(2)	Warrant exercise price ranging from $1.50 to 6.975 per share

2023	Common Stock	34, 849 shares	Original issue discount	Section 3 (a)(9)	Not applicable

2023	Common Stock	2,314,026 shares	Warrant conversion	Section 3 (a)(9)	Each warrant exercise price $6.975

2023	Common Stock	92,378 shares	Interest conversion	Rule 506, Section 4(2)	Not applicable

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

•	Issuance of 31,891 shares of restricted common stock at a per share value of $2.52 as payment and full settlement of outstanding accounts payable with a total carrying amount of $80,411.

Shares prices used in the above transactions were based on the market price of the Company’s common stock on the consummation dates of the transactions. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended.

On October 6, 2023, Mobiquity Technologies, Inc. (the “Company”) entered into a one-year consulting contract with Gene Salkind MD, its Chairman of the Board to provide business consulting services to the Company. The Consultant received 150,000 shares of restricted common stock in consideration for his services under this agreement.  Further, on October 10, 2023, the Company received a $300,000 loan from the Marital Trust GST Subject U/W/O Leopold Salkind (the “October 2023 Loan”). This unsecured loan has a maturity date of November 30, 2023, with interest at the rate of 15% per annum. The note is payable in cash on the maturity date; however, the Trust has the right to convert into restricted common stock at a conversion price of $0.70 per share or to apply the loan proceeds to invest on the terms of any private financing completed by the Company prior to the maturity date. Exemption from registration for the aforesaid transactions is claimed under Section 4(2) of the Securities Act of 1933, as amended.

The Company’s Chairman of the Board, Gene Salkind and parties associated with him (the “Preferred Shareholders”), invested $1,503,495 into our newly created Series G Preferred Stock. In this respect, effective November 7, 2023, the Company closed on three Subscription Agreements for the sale of a combined 300,789 shares of its Series G Preferred Stock for total cash proceeds of $1,200,000, plus conversion of principal and accrued interest from the October 2023 Loan of $303,495, resulting in an increase in shareholders’ equity of $1,503,495. Each share of the Series G Preferred Stock is convertible by the Preferred Shareholders at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.50 per Common Share (Conversion Ratio). The Series G Preferred Stock will automatically convert at the same Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $5.00 per share for ten (10) consecutive trading days. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

On December 18, 2023, the Company’s Chairman of the Board, Gene Salkind and parties associated with him (the “Preferred Shareholders”), agreed to exchange all of their Series G Preferred Stock (i.e. 300,789 shares of Series G Preferred Stock) with an issuance value of $1,503,495 into our newly created 751,973 shares Series H Preferred Stock. Also our legal counsel agreed to exchange $33,000 of monies owed to the law firm for 16,500 shares of Series H Preferred Stock. Each share of the Series H Preferred Stock is convertible by the Preferred Shareholders at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.20 per Common Share (Conversion Ratio). The Series H Preferred Stock will automatically convert at the same Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $2.00 per share for ten (10) consecutive trading days or on December 31, 2026, whichever is earlier. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 3(a)(9) of the Securities Act of 1933, as amended.

In December 2023, the Company’s board of directors approved a 2023 Employee Benefit and Compensation Plan covering shares of common stock. On December 19, 2023, the Board approved granting five-year Non-Statutory Stock Options to purchase 1,800,000 shares of common stock, exercisable at $.20 per share to various officers, directors, employees and consultants. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

In December 2023, the Company entered into a one-year consulting contract with a non-affiliate person. In accordance with said contract, the consultant received a signing bonus of 100,000 shares of restricted common stock and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share.

RECENT PURCHASES OF SECURITIES

In 2023 and 2022, we had no repurchases of our Common Stock, except as described above.

Item 6. Selected Financial Data

The information required by Item 6 is not required by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-K. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results.

Our Company

We are a next-generation advertising technology, data compliance and intelligence company which operates through our three proprietary software platforms in the programmatic advertising industry.

The Programmatic Advertising Industry

Programmatic advertising refers to the automated buying and selling of digital ad space. In contrast to manual advertising, which relies on human interaction and negotiation between publishers and marketers, programmatic ad buying harnesses technology to purchase digital display space. This use of software and algorithms helps streamline ad buying processes, which is why programmatic has become one of the most indispensable digital marketing tools worldwide. In 2023, global programmatic ad spend reached an estimated 558 billion U.S. dollars, with spending set to surpass $700 billion by 2026. The United States remains the leading programmatic advertising market worldwide.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On December 31, 2023, and 2022, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for credit losses. The Company provides an allowance for credit losses based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2023 and 2022, contained a significant financing component or variable consideration terms.

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

Recent Issued Accounting Pronouncements

We consider the applicability and impact of all new accounting pronouncements on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board (FASB) through the date their consolidated financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective, that when adopted, will have a material impact on the consolidated financial statements of the Company.

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

Results of Operations

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Year Ended
	December 31, 2023	December 31, 2022
Revenues	$860,090	$4,167,272
Cost of revenues	480,160	2,295,404
Gross profit	379,930	1,871,868
Total operating expenses	5,928,678	9,213,632
Loss from operations	$(5,548,748)	$(7,341,764)

We generated revenues of $860,090 in fiscal 2023 compared to $4,167,272 for the same period of 2022, a decrease of $3,307,182. The decrease can be directly attributed to the lack of political revenue in 2023 and the downturn in sectors we focused on such as cryptocurrency and automotive. The Company has developed several new features which we believe will help grow revenue in 2024 and beyond.

Cost of revenues was $480,160 or 56% of revenues in fiscal 2023 as compared to $2,295,404 or 55% of revenues in fiscal 2022. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $379,930 or 44% of revenues for fiscal 2023 as compared to $1,871,868 in the same period of 2022 or 45% of revenues.

Operating expenses were $5,928,678 for fiscal 2023 compared to $9,213,632 in the prior year, a decrease of $3,284,954. The decrease in operating costs was primarily related to a decrease in computer expenses of approximately $756,000, professional fees of approximately $645,000, salaries of approximately $1,293,000, and commissions of approximately $461,000.

The loss from operations for fiscal 2023 was $5,548,748 as compared to $7,341,764 for the prior year. Our loss from operations decreased by approximately $1,793,000, driven in part by the approximately $1,500,000 decrease in gross profit discussed above, offset by a decrease in operating expenses of approximately $3,300,000. Approximately $2,000,000 of the decrease in operating expenses is related to the Company’s capitalization of net software development costs during 2023 related to the development of new products. These costs were primarily internal salaries for technological engineers, and external consultant costs. Similar projects were not under development during 2022. The Company also reported a decrease in commissions expense of approximately $540,000, computer and internet expenses of approximately $757,000, and professional fees of approximately $722,000, a portion of which related to capitalized software development consultant costs. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2023.

We had cash of $528,272 at December 31, 2023. Cash used in operating activities for the year ended December 31, 2023, was $4,395,868. This resulted from a net loss of $6,533,117, partially offset by non-cash expenses, including depreciation of property and equipment, and amortization of intangible assets, of $685,264, stock-based compensation of $306,929, stock issued for service of $148,464, loss on debt extinguishment of $396,322, and amortization of debt discount of $738,142. For the year ended December 31, 2023, cash used in investing activities was $2,157,930 related to the software development costs. Cash provided by financing activities of $6,861,216 was the result of issuance of common stock and prefunded warrants, net of issuance costs, of $5,735,499, issuance of preferred stock of $1,233,000, proceeds from the issuance of debt, net of issuance costs, of $1,511,500, offset by repayments of notes payable totaling $1,618,783.

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

Debt and Equity Transactions

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

In conjunction with the Agreement, the Company issued 34,849 shares of common stock, or approximately 5.3% of the Company’s outstanding shares at that time, to the Investor as an incentive on the transaction (Incentive Shares). Excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant are not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. Total issuance fees of $138,500 associated with the closing of the Agreement were paid by the Company to Spartan Capital Securities LLC and the Investor’s counsel, resulting in net proceeds of $1,011,500. Approximately $163,000 of the loan proceeds were utilized to repay the outstanding principal and accrued interest under an SBA loan.

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and is payable on or before September 30, 2023, and it provides that the Investor may demand prepayment after March 31, 2023, and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the Agreement, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 Offering (see Note 6 to the consolidated financial statements). On June 30, 2023, the secured debt was paid in full through the proceeds of our June 2023 Offering.

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the Agreement, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Agreement. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the Agreement. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the quarter ended June 30, 2023, $377,149 in amortization on the debt discounts was recognized as interest expense on the accompanying condensed consolidated statement of operations, and the remaining unamortized debt discounts of $396,322 were written off as loss on debt extinguishment upon full settlement of the Investor Note in conjunction with proceeds received from the June 2023 Offering.

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

Each pre-funded warrant is exercisable at any time, until fully exercised, to purchase one share of common stock at an exercise price of $0.0015 per share. Each Series 2023 Warrant is exercisable for five years to purchase 0.1 share of common stock at a cash exercise price of $6.975 per warrant share. The Series 2023 Warrants contain an alternative cashless exercise provision permitting the holder to acquire 0.05 share of common stock for every 0.1 warrant share any time after the earlier of (i) 30 days following the initial exercise date of February 14, 2023, and (ii) the date on which the aggregate trading volume of the Company’s common stock, beginning on the initial exercise date of the Series 2023 Warrants, exceeds 2,419,355 shares. Additionally, the exercise price of both the pre-funded warrants and the Series 2023 Warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like.

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

June 2023 Public Offering

On June 30, 2023, Mobiquity Technologies, Inc. closed on a public offering selling an aggregate of 375,000 shares of common stock (and 1,625,000 common stock equivalents in the form of pre-funded warrants to purchase 1,625,000 common shares) to investors pursuant to Securities Purchase Agreements at a public offering price of $1.50 per share (or $1.4985 per pre-funded warrant) (the June 2023 Offering), for total gross proceeds of $3,000,000. Placement agent fees and other offering costs totaled $472,001 and were recorded net of gross proceeds in the Company’s consolidated statement of stockholders’ equity during the quarter ended June 30, 2023. Each pre-funded warrant is exercisable at any time to purchase one share of common stock at an exercise price of $0.0015 per share. Additionally, the exercise price of pre-funded warrants is subject to customary adjustments for stock splits, stock dividends, reclassifications and the like. Spartan Capital Securities, LLC acted as the Company’s exclusive placement agent of the June 2023 Offering pursuant to a Placement Agent Agreement. The net proceeds to the Company from the sale of the shares and pre-funded warrants, after deducting the Placement Agent commissions and offering expenses payable by the Company, was approximately $2,528,000. The Company used $1,437,500 of the proceeds received from the June 2023 Offering to fully satisfy its Senior Secured 20% OID Promissory Note to Walleye Opportunities Master Fund Ltd. See Note 4 to the consolidated financial statements. The Company plans to use the remaining funds for working capital. In July 2023, the Company also issued 478,334 shares of common stock upon exercise of 478,334 pre-funded warrants, increasing the number of outstanding common shares to 2,588,333.

Other 2023 Equity Transactions

In April 2023, the Board of Directors or the Compensation Committee of the Company’s Board of Directors approved the following transactions:

•	Grant of 6,667 shares of restricted common stock to Gene Salkind, Chairman of the Board, for services previously rendered, based on a per share value of $2.505. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 3,333 shares of restricted common stock each to the Company’s CEO and another member of the Board of Directors for services as directors of the Company. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 2,000 shares of common stock to Mr. Salkind as payment for accrued and unpaid interest of approximately $5,000 based on a per share value of $2.505.
•	Grant of 4,791 shares of restricted common stock to the Company’s legal counsel as payment for accrued and unpaid services valued at $12,000 and $2.505 per share. Such shares are restricted from transfer until February 13, 2024.
•	Issuance of 104,143 shares of restricted common stock at a per share value of $2.55 as payment and full settlement of outstanding accounts payable with a total carrying amount of $265,564.

Shares prices used in the above transaction were based on the market price of the Company’s common stock on the consummation dates of the transactions.

On October 6, 2023, Mobiquity Technologies, Inc. (the “Company”) entered a one-year consulting contract with Gene Salkind MD, its Chairman of the Board to provide business consulting services to the Company. The Consultant received 150,000 shares of restricted common stock in consideration for his services under this agreement. Further, on October 10, 2023, the Company received a $300,000 loan from the Marital Trust GST Subject U/W/O Leopold Salkind (the “October 2023 Loan”). This unsecured loan has a maturity date of November 30, 2023, with interest at the rate of 15% per annum. The note is payable in cash on the maturity date; however, the Trust has the right to convert into restricted common stock at a conversion price of $0.70 per share or to apply the loan proceeds to invest on the terms of any private financing completed by the Company prior to the maturity date. Exemption from registration for the aforesaid transactions is claimed under Section 4(2) of the Securities Act of 1933, as amended.

Effective November 7, 2023, Mr. Gene Salkind and parties associated with him (the “Series G Preferred Shareholders”), invested $1,503,495 into the Company’s newly created Series G Preferred Stock, formalized through three Subscription Agreements for the sale of a combined 300,789 shares of Series G Preferred Stock for total cash proceeds of $1,200,000, plus the conversion of $300,000 in principal and $3,495 in accrued interest from the October 2023 Loan, resulting in an increase in shareholders’ equity of $1,503,495. Each share of the Series G Preferred Stock is convertible by the Series G Preferred Shareholders at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.50 per Common Share (Series G Conversion Ratio). The Series G Preferred Stock will automatically convert at the same Series G Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $5.00 per share for ten (10) consecutive trading days. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

On December 18, 2023, the Series G Preferred Shareholders agreed to exchange all 300,789 of the Series G Preferred Stock into 751,730 shares of the Company’s newly created Series H Preferred Stock. Also our legal counsel agreed to receive 16,500 shares of Series H Preferred Stock in exchange for $33,000 owed to the firm for legal services. Each share of the Series H Preferred Stock is convertible at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.20 per Common Share (Series H Conversion Ratio). The Series H Preferred Stock will automatically convert at the same Series H Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $2.00 per share for ten (10) consecutive trading days or on December 31, 2026, whichever is earlier. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 3(a)(9) of the Securities Act of 1933, as amended.

2023 Employee Benefit and Compensation Plan

In December 2023, the Company’s Board of Directors approved a 2023 Employee Benefit and Compensation Plan covering shares of common stock. On December 19, 2023, the Board of Directors approved granting five-year Non-Statutory Stock Options to purchase a maximum of 1,800,000 shares of common stock, exercisable at $0.20 per share to various officers, directors, employees and consultants. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

December 2023 Consulting Contract

In December 2023, the Company entered into a one-year consulting contract with an unrelated party. In accordance with said contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mobiquity Technologies, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and has incurred negative cash flows from operations and has an accumulated deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Note 2 “Goodwill” to the consolidated financial statements, the Company’s consolidated Goodwill balance was $1.4 million at December 31, 2023. Goodwill is tested for impairment by management at least annually at the reporting unit level. The determination of fair value of a reporting unit for the goodwill impairment test requires management to make significant estimates and assumptions related to forecasts of future revenues and assumptions used in a market approach valuation method such as comparable valuation multiples. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting unit or intangible assets and the resulting the impairment charges.

We identified the goodwill impairment assessment as a critical audit matter. Auditing management’s judgments regarding the assumptions discussed above involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluated the reasonableness of management’s revenue forecasts by comparing them to historical information, year to date current information and other supporting information, (b) evaluated the reasonableness of the comparable valuation multiples assumptions used in the market approach valuation method, (c) evaluated whether the valuation method used by management was appropriate and (e) recomputed the valuation amounts and impairment computations, as applicable. We agreed with management’s assessment for the year ended December 31, 2023 which concluded no impairment had occurred.

Determination of capitalized internal-use software development costs

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company capitalizes certain internal-use software costs related to new products as well as existing products when those costs will result in significant additional functionality. The Company’s capitalized internal-use software asset, net of accumulated amortization, was $2 million as of December 31, 2023. The Company capitalized $2.2 million of internal-use software costs during the year ended December 31, 2023.

We identified the determination of capitalized internal-use software development costs as a critical audit matter because of the degree of subjectivity involved in assessing which projects and costs met the capitalization criteria.

The primary procedures we performed to address this critical audit matter included the following. We reviewed the Company’s process to capitalize internal-use software development costs, including the determination of which software development projects met the capitalization criteria. We evaluated the Company’s current year software project capitalization conclusions and discussed the objective and status of the software projects with IT department management to assess those conclusions. We also assessed the reliability of the Company’s conclusions through confirmations and interviews with a sample of individual internal and external software developers regarding the nature of their development activities. We agreed with management’s assessment for the year ended December 31, 2023 which concluded capitalization was appropriate.

/s/ Assurance Dimensions

Assurance Dimensions
We have served as the Company’s auditor since 2023
Margate, Florida
April 8, 2024

PCAOB ID 5036

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

We have served as the Company’s auditor for 2022. D. Brooks and Associates CPAs, P.A.

Palm Beach Gardens, FL
March 31, 2023, except for the evaluation of the retroactive effect of the reverse stock split described in Note 1, which is as of April 8, 2024
PCAOB ID 4048

Mobiquity Technology, Inc.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

	2023	2022
Assets
Current Assets
Cash	$528,272	$220,854
Accounts receivable	1,192,538	1,432,179
Less: Allowance for credit losses	(1,157,910)	(1,091,244)
Accounts receivable, net	34,628	340,935
Prepaid and other current assets	149,635	59,200
Total Current Assets	712,535	620,989

Property and equipment, net	7,298	15,437
Goodwill	1,352,865	1,352,865
Intangible assets, net	76,488	646,284
Capitalized software development costs, net	2,049,908	–

Total Assets	$4,199,094	$2,635,575

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,626,914	$2,067,244
Accrued interest - related party	–	235,563
Contract liabilities	195,135	193,598
Debt, current portion	168,717	–
Total Current Liabilities	1,990,766	2,496,405

Long Term Liabilities
Debt, less current portion	–	150,000

Total Liabilities	1,990,766	2,646,405

Commitments and Contingencies (Note 9)

Stockholders' Equity (Deficit)
AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Preferred stock Series H; $0.0001 par value, 770,000 share authorized, 768,473 share issued and outstanding	78	–
Common stock; $0.0001 par value, 100,000,000 shares authorized, 3,994,926 and 620,776 shares issued and outstanding	400	62
Treasury stock, at cost, $0.0001 par value 2,500 shares outstanding	(1,350,000)	(1,350,000)
Additional paid-in capital	220,598,180	211,846,321
Accumulated deficit	(217,040,339)	(210,507,222)
Total Stockholders' Equity (Deficit)	2,208,328	(10,830)
Total Liabilities and Stockholders' Equity (Deficit)	$4,199,094	$2,635,575

See Notes to consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	2023	2022

Revenues	$860,090	$4,167,272

Cost of revenues	480,160	2,295,404

Gross profit	379,930	1,871,868

Operating expenses
General and administrative expenses	5,243,414	8,603,669
Depreciation and amortization	685,264	609,963
Total operating expenses	5,928,678	9,213,632

Loss from operations	(5,548,748)	(7,341,764)

Other income (expense)
Interest expense	(771,899)	(152,393)
Loss on debt extinguishment, net	(396,322)	(855,296)
Inducement expense	–	(101,000)
Interest income	2,506	2,303
Loss on disposal of fixed assets	(695)	(3,673)
Gain on settlement of liability	–	389,495
Total other expense - net	(1,166,410)	(720,564)

Net loss before income taxes	(6,715,158)	(8,062,328)

Income tax benefit	182,041	–

Net loss	$(6,533,117)	$(8,062,328)

Loss per share - basic	$(3.18)	$(14.85)
Loss per share - diluted	$(3.18)	$(14.85)

Weighted average number of shares outstanding - basic	2,055,059	542,875
Weighted average number of shares outstanding - diluted	2,055,059	542,875

See Notes to consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2022	61,688	$6	–	$–	–	$–	–	$–
Common stock and warrants issued for services	–	–	–	–	–	–	–	–
Common stock issued for settlement of accounts payable	–	–	–	–	–	–	–	–
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	–	–
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	–	–	–	–
Incentive common stock and warrants issued with long-term debt	–	–	–	–	–	–	–	–
Common stock issued for conversion of accrued interest	–	–	–	–	–	–	–	–
Issuance of common stock for share rounding as a result of reverse stock split	–	–	–	–	–	–	–	–
Issuance of preferred stock Series F for cash	–	–	1	–	–	–	–	–
Redemption of preferred stock Series F	–	–	(1)	–	–	–	–	–
Issuance of preferred stock Series G for cash and conversion of long-term debt and accrued interest	–	–	–	–	300,789	31	–	–
Conversion of preferred stock Series G to preferred stock Series H	–	–	–	–	(300,789)	(31)	751,973	76
Issuance of preferred stock Series H for cash	–	–	–	–	–	–	16,500	2
Stock based compensation	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at December 31, 2023	61,688	$6	–	$–	–	$–	768,473	$78

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2021 (As Restated)	61,688	$6	–	$–	–	$–	–	$–
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for cash, net of issuance costs	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Common stock issued for conversion of long-term debt	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, at December 31, 2022	61,688	$6	–	$–	–	$–	–	$–

(continued)

	Series AAA Preferred Stock		Common Stock		Paid-in	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, at December 31, 2022	31,413	$3	620,776	$62	$211,846,321	2,500	$(1,350,000)	$(210,507,222)	$(10,830)
Common stock and warrants issued for services	–	–	260,000	26	148,438	–	–	–	148,464
Common stock issued for settlement of accounts payable	–	–	31,891	2	80,409	–	–	–	80,411
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	626,844	63	5,735,436	–	–	–	5,735,499
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	2,314,026	233	(233)	–	–	–	–
Incentive common stock and warrants issued with long-term debt	–	–	34,849	4	708,460	–	–	–	708,464
Common stock issued for conversion of accrued interest	–	–	92,378	9	235,554	–	–	–	235,563
Issuance of common stock for share rounding as a result of reverse stock split	–	–	14,162	1	(1)	–	–	–	–
Issuance of preferred stock Series F for cash	–	–	–	–	100	–	–	–	100
Redemption of preferred stock Series F	–	–	–	–	(100)	–	–	–	(100)
Issuance of preferred stock Series G for cash and conversion of long-term debt and accrued interest	–	–	–	–	1,503,914	–	–	–	1,503,945
Conversion of preferred stock Series G to preferred stock Series H	–	–	–	–	(45)	–	–	–	–
Issuance of preferred stock Series H for cash	–	–	–	–	32,998	–	–	–	33,000
Stock based compensation	–	–	–	–	306,929	–	–	–	306,929
Net Loss	–	–	–	–	–	–	–	(6,533,117)	(6,533,117)
Balance, at December 31, 2023	31,413	$3	3,994,926	$400	$220,598,180	2,500	$(1,350,000)	$(217,040,339)	$2,208,328

	Series AAA Preferred Stock		Common Stock		Paid-in	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, at December 31, 2021 (As Restated)	31,413	$3	430,716	$43	$206,713,514	2,500	$(1,350,000)	$(202,444,894)	$2,918,672
Common stock issued for services	–	–	3,334	–	84,500	–	–	–	84,500
Common stock issued for cash, net of issuance costs	–	–	61,497	6	1,187,494	–	–	–	1,187,500
Stock based compensation	–	–	–	–	83,605	–	–	–	83,605
Common stock issued for conversion of long-term debt	–	–	125,229	13	3,777,208	–	–	–	3,777,221
Net loss	–	–	–	–		–	–	(8,062,328)	(8,062,328)
Balance, at December 31, 2022	31,413	$3	620,776	$62	$211,846,321	2,500	$(1,350,000)	$(210,507,222)	$(10,830)

See Notes to consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022

Cash flows from operating activities:
Net loss	$(6,533,117)	$(8,062,328)

Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	66,666	270,254
Depreciation	7,444	9,228
Loss on disposal of fixed asset	695	3,674
Amortization of intangible assets	569,796	600,735
Amortization of capitalized software development costs	108,024	–
Amortization of debt discount	738,142	–
Stock issued for services	148,464	84,500
Loss on debt extinguishment - related party	396,322	855,296
Gain on settlement of liability	–	(389,495)
Stock-based compensation	306,929	83,605
Inducement expense	–	101,000
Income tax benefit	180,000	–
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	239,641	(223,079)
(Increase) decrease prepaid expenses and other assets	(90,435)	(47,500)
Decrease in accounts payable and accrued expenses	(535,976)	333,129
Contract liabilities	1,537	193,598
Net cash used in operating activities	(4,395,868)	(6,187,383)

Cash flows from investing activities
Purchase of property and equipment	–	(8,004)
Payments for software development costs	(2,157,930)	–
Net cash used in investing activities	(2,157,930)	(8,004)

Cash flows from financing activities
Proceeds from the issuance of debt, net of discounts and debt issuance costs	1,511,500	–
Common stock issued for cash, net	–	1,187,500
Repayment on notes payable	(1,618,783)	(156,504)
Issuance of common stock and pre-funded warrants, net of issuance costs	5,735,499	–
Issuance of preferred stock Series G	1,200,000
Issuance of preferred stock Series H	33,000	–
Net cash provided by financing activities	6,861,216	1,030,996

Net change in cash	307,418	(5,164,391)

Cash - beginning of period	220,854	5,385,245

Cash - end of period	$528,272	$220,854

Supplemental disclosure of cash flow Information
Cash paid for interest	$43,406	$145,052
Cash paid for taxes	$6,185	$2,420

Supplemental disclosure of non-cash investing and financing activities:
Issuance of incentive shares with debt recorded as debt discount	$122,426	$–
Warrants issued with debt recorded as debt discount	$586,038	$–
Common stock issued under cashless warrant exercises	$233	$–
Common stock issued for accrued interest	$235,563	$–
Common stock issued for settlement of accounts payable	$80,411	$–
Common stock issued for conversion of long-term debt and accrued interest	$–	$2,820,925
Preferred stock Series H issued for settlement of accounts payable	$33,000	$–
Preferred stock Series G issued for conversion of long-term debt and accrued interest	$303,945	$–

See Notes to consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023, AND 2022

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

Reverse Stock Split

On August 7, 2023, we effected a one-for-15 reverse stock split. The financial statements and notes thereto give retroactive effect to the reverse stock split as if the split had occurred prior to the dates on the financial statements included herein.

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2023, the Company had:

•	Net loss of $6,533,117 and
•	Net cash used in operations was $4,395,868

Additionally, at December 31, 2023, the Company had:

•	Accumulated deficit of $217,040,339
•	Stockholders’ equity of $2,208,328, and
•	Working capital deficit of $1,278,231

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $528,272 at December 31, 2023.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the year ended December 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

Coronavirus (“COVID-19”) Pandemic

During the year ended December 31, 2022, the Company’s financial results and operations were adversely impacted by the COVID-19 pandemic. The Company is a data location company with a specialty to drive traffic to retail stores. In the prior two (2) years, the Company suffered from the effects of the pandemic due to lack of traffic to retail stores related to mandated stay-at-home restrictions and the Company drastically curtailed its operations. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The pandemic also had an effect on the Company’s ability to attain new customers or retain existing customers, and to collect on its outstanding accounts receivable, resulting in an increase of its allowance for doubtful accounts. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

During the year ended December 31, 2023, areas of the Company’s financial results and operations, other than credit losses, were not otherwise materially adversely impacted by the COVID-19 pandemic.

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

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of Company assets and liabilities, including the allowance for credit losses, stock-based compensation, the deferred tax asset valuation allowance, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The Company accounts for financial instruments at fair value, which as is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. There are three levels of inputs that may be used to measure fair value:

•	Level 1—Valuation based on quoted market prices in active markets that the Company can access for identical assets or liabilities;

•	Level 2—Valuation based on quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; and

•	Level 3—Valuation based on unobservable inputs that are supported by little or no market activity, which require management’s best estimate of what market participants would use as fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. At December 31, 2023 and December 31, 2022, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s long-term debt approximates its carrying value based on current financing rates available to the Company.

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

At December 31, 2023 and December 31, 2022, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2023 and December 31, 2022, the Company did not experience any losses on cash balances in excess of FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows.

For fiscal 2023 and 2022, sales of our products to two customers and one customer generated approximately 73% and 39% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on our results of operations and financial condition.

Accounts Receivable

Effective January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which significantly change how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model. Under the standard, disclosures are required to provide users of the consolidated financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in Topic 326 were trade accounts receivable. The impact of the adoption was not considered material to the consolidated financial statements.

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Five and six of our customers combined accounted for approximately 61% and 42% of outstanding accounts receivable at December 31, 2023 and 2022, respectively.

The Company had net accounts receivable, net, of $34,628, $340,935, and $388,112 at December 31, 2023, December 31, 2022, and January 1, 2022, respectively.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for credit losses. The Company provides its allowance for credit losses based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible losses are charged to operations when that determination is made.

The allowance for credit losses for accounts receivable and the related activity, for the year ended December 31, 2023, are as follows:

Balance, December 31, 2022	$1,091,244
Provision for credit losses	66,666
Balance, December 31, 2023	$1,157,910

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15“Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets and compares this to the carrying amounts of the assets.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of December 31, 2023, and 2022. No impairment of goodwill was recognized by the Company during fiscal 2023 or 2022.

Intangible Assets

In December 2018, the Company acquired the majority of its intangible assets through its acquisition of Advangelists LLC, which included customer relationships and the ATOS platform technology. The Company amortizes its identifiable definite-lived intangible assets over an estimated period of 5 years.

Capitalized Software Development Costs

In accordance with ASC 350-40, Internal Use Software, the Company capitalizes certain internal-use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage of software development, or other maintenance and development expenses that do not meet the qualification for capitalization, are expensed as incurred. Costs incurred in the application and development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel and related employee benefits expenses for employees or consultants directly associated with and who devote time to software projects and external direct costs of materials obtained in developing the software. These software developments and acquired technology are amortized on a straight-line basis over the estimated useful life of five years upon the initial release of the software or additional features. The Company reviews the software development costs for impairment when circumstances indicate their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess of carrying value over the fair value in its consolidated statements of operations. See Note 3 for further details.

Derivative Financial Instruments

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (ASC 480), Distinguishing Liabilities from Equity and FASB ASC Topic No. 815, (ASC 815) Derivatives and Hedging.

Terms of financial instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each reporting period, with any increase or decrease in the fair value being recorded in results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. As of December 31, 2023 and 2022, the Company had no derivative instruments.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discount or debt issuance costs and amortized to interest expense in the consolidated statements of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the year ended December 31, 2023, the Company recorded $738,142 in interest expense associated with the amortization of debt discounts and debt issuance costs incurred on debt issued during the period. There are no unamortized debt discounts remaining at December 31, 2023 as a result of full debt settlement during the quarter ended June 30, 2023. See Note 4 regarding the accounting for debt discounts and debt issuance costs during 2023. There was no amortization of debt discounts for the year ended December 31, 2022 or unamortized debt discounts outstanding at December 31, 2022.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2023, and 2022 contained a significant financing component or variable consideration terms.

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

The Company satisfies performance obligations at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Under both managed services arrangements or self-service arrangements, the Company’s promised services under the contracts include identification, bidding and purchasing of advertisement opportunities. The Company also generally has discretion in establishing the pricing of the ads. Since the Company is controlling the promise to deliver the contracted services, the Company is considered the principal in all arrangements for revenue recognition purposes. The performance obligations are satisfied, and revenue recognition, primarily upon publication of customer advertising content.

All revenues recognized were derived from internet advertising for the years ended December 31, 2023, and 2022.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of December 31, 2023 and 2022, there were $195,135 and $193,598, respectively, in contract liabilities outstanding. Contract liabilities are expected to be recognized as revenue within the year following December 31. There were no contract liabilities outstanding at January 1, 2022.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations. Advertising costs incurred were insignificant for the years ended December 31, 2023 and 2022.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2023, and 2022, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2023, and 2022. Open tax years subject to examination by the Internal Revenue Service generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdictions generally remain open for up to four years from the filing date.

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

Recent Issued Accounting Pronouncement

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

Recently Adopted Accounting Pronouncements

Financial Instrument – Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt ASU No. 2019-05 in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023, and the adoption of the guidance did not have a significant impact on the Company’s consolidated financial statements and disclosures.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). Under ASU 2021-08, an acquirer in a business combination must apply ASC 606 principles when recognizing and measuring acquired contract assets and contract liabilities. The provisions of ASU 2021-08 are applicable for the Company for fiscal years and interim periods beginning after December 15, 2022. The Company adopted ASU 2021-08 on January 1, 2023, and the adoption of the guidance did not have an impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3: INTANGIBLE ASSETS

Definite-Lived Intangible Assets

The Company’s definite-lived intangible assets consist of capitalized software development costs and a customer relationship asset acquired through the Advangelists, LLC acquisition in 2018. The intangible assets are being amortized over their estimated useful lives of five years. The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are also reviewed for impairment or obsolescence when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

	Useful Life	December 31, 2023	December 31, 2022

Customer relationships	5 years	$3,003,676	$3,003,676
Less accumulated amortization		(2,927,188)	(2,357,392)
Net carrying value, customer relationships		$76,488	$646,284

Software development costs	5 years	$2,157,932	$–
Less accumulated amortization		(108,024)	–
Net carrying value, software development costs		$2,049,908	$–

During the years ended December 31, 2023 and 2022, the Company recognized $569,796 and $600,735 of amortization expense, respectively, related to intangible assets. Amortization expense is included in general and administrative expenses on the consolidated statements of operations.

For the year ended December 31, 2023, the Company capitalized a total of approximately $2,158,000 of costs associated with the development of its new software enhancements, referred to as ATOS4P and AdHere, of which approximately $864,000 and $1,294,000 were capitalized to each project, respectively. The Company recognized $108,024 in amortization expense for the year ended December 31, 2023 related to capitalized software development costs associated with its ATOS4P product that is currently being marketed to the general public As of December 31, 2023, the Company has not commenced amortization of the costs associated with the AdHere technology as the product had not yet been released to the general public. The release of AdHere to the general public is expected to occur in the second quarter of 2024.

Future annual amortization of customer relationships and ATOS4P software development costs for products being marketed at December 31, 2023, is as follows:

	Software Development Costs	Customer Relationships
2024	$172,836	$76,488
2025	172,836	–
2026	172,836	–
2027	172,836	–
2028	64,813	–
Total	$756,156	$76,488

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

Investor Note Payable

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the Investor), entered into a Securities Purchase Agreement (the SPA) for the Investor to purchase from the Company (i) a senior secured 20% original issue discount (OID) nine-month promissory note in an aggregate gross principal amount of $1,437,500, less the 20% OID of $287,500, for a net subscription amount of $1,150,000 (the Investor Note), and (ii) a five year warrant to purchase 174,242 shares of the Company’s common stock at an exercise price of $6.60 per share, exercisable commencing July 1, 2023 and expiring December 30, 2027 (the Investor Warrant). Proceeds from the SPA were received by the Company in January 2023. Per terms of the SPA, if at any time commencing July 1, 2023, the Company issues, sells, or announces for sale, any shares of its common stock (Subsequent Equity Sale) for a per share price less than the exercise price of the Investor Warrant in effect immediately prior to such Subsequent Equity Sale, the exercise price of the Investor Warrant shall be reduced to an amount equal to the issuance price of the Subsequent Equity Sale.

In conjunction with the SPA, the Company issued 34,849 shares of common stock, or approximately 5.3% of the Company’s outstanding shares at the time, to the Investor as an incentive on the transaction (Incentive Shares). Excluding the above-referenced Investor Warrant, the shares of common stock exercisable pursuant to such Investor Warrant are not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. Total issuance fees of $138,500 associated with the closing of the SPA were paid by the Company to Spartan Capital Securities LLC and the Investor’s counsel, resulting in net proceeds of $1,011,500. Approximately $163,000 of the loan proceeds were utilized to repay the outstanding principal and accrued interest under the SBA loan (see above).

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and was payable on or before September 30, 2023, and it provided that the Investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the SPA, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all of their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of the Company’s February 2023 Offering. On June 30, 2023, the secured debt was paid in full through the proceeds of the Company’s June 2023 Offering. See Note 6.

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the SPA, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Agreement. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received (after deducting fees paid to lender) under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the SPA. The fair values of the Investor Warrant, the Incentive Shares, the OID of $287,500, and the $138,500 in debt issuance costs paid, were recorded as debt discounts and debt issuance costs totaling $1,134,466. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the six months ended June 30, 2023, $738,142 in amortization on the debt discounts was recognized as interest expense and is included on the accompanying consolidated statement of operations for the year ended December 31, 2023. The remaining unamortized debt discounts at June 30, 2023 of $396,322 were written off as loss on debt extinguishment as of June 30, 2023, upon full settlement of the Investor Note in conjunction with proceeds received from the June 2023 Public Offering. See Note 6.

Merchant Agreement

In November 2023, the Company entered into an agreement for the purchase and sale of future receivables (Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $200,000 in funding (the Purchase Price). The Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of $272,000 is paid. In connection with the Merchant Agreement, and as additional consideration, the Company has agreed to issue shares of its Common Stock to the financial institution in an amount equal to 5% of the Purchase Price. The number of shares issued is equal to 5% of the Purchase Price divided by the average closing per share price of the common stock for the previous twenty (20) days from the signed date of the Merchant Agreement. Approximately $25,000 in interest expense has been recognized under the Merchant Agreement for the year ended December 31, 2023. The balance of the Merchant Agreement funding is expected to be repaid in full during 2024.

Salkind October 2023 Loan

On October 10, 2023, the Company received a $300,000 loan from the Marital Trust GST Subject U/W/O Leopold Salkind (Salkind October 2023 Loan), a related party through the Company’s Board chair. This unsecured loan has a maturity date of November 30, 2023, with interest at the rate of 15% per annum. The note is payable in cash on the maturity date; however, the debt holder has the right to convert the loan into restricted common stock at a conversion price of $0.70 per share or to apply the loan repayment to invest on the terms of any private financing completed by the Company prior to the maturity date. Exemption from registration for the aforesaid transactions is claimed under Section 4(2) of the Securities Act of 1933, as amended. In November 2023, the Salkind October 2023 Loan principal outstanding of $300,000 plus accrued and unpaid interest, were converted into shares of the newly designated Series G Preferred Stock. See Note 6.

Following is a summary of debt outstanding at December 31:

	December 31, 2023	December 31, 2022
Small Business Administration Loan	$–	$150,000
Merchant Agreement	168,717	–
Total Debt	168,717	150,000
Current portion of debt	168,717	–
Long-term portion of debt	$–	$150,000

NOTE 5 – INCOME TAXES

The Company has federal net operating loss carryforwards (“NOL’s) of approximately $59,080,000 and $53,838,000 at December 31, 2023 and 2022, respectively, which may be available to reduce future taxable income indefinitely. During the year ended December 31, 2023, the Company recognized $180,000 in income tax benefit as a result of the noncash settlement of an income tax obligation assumed through its 2018 acquisition of Advangelists, LLC.

The tax effects of temporary differences which give rise to deferred tax assets are summarized as follows:

	December 31,
	2023	2022
Deferred tax assets
Net operating losses	$14,929,000	$13,433,000
Accounts receivable	302,000	286,000
Valuation allowance	(15,097,000)	(13,585,000)
Net deferred tax assets	134,000	134,000

Deferred tax liabilities
Property and equipment	(134,000)	(134,000)
Net deferred tax assets	$–	$–

The change in the Company’s valuation allowance was an increase of $1,512,000 and $3,045,000 for the years ended December 31, 2023 and 2022, respectively, primarily related to the increases in net operating losses.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023		2022
Federal income tax at statutory rates	(21.00%	)	(21.00%	)
Change in deferred tax asset valuation allowance	25.00%		25.00%
Other	(4.00%	)	(4.00%	)
Income taxes at effective rates	0.00%		0.00%

NOTE 6 – STOCKHOLDERS’ EQUITY

On August 7, 2023, the Company effected a 1-for-15 reverse stock split of its common stock, with all fractional common shares rounded up to the nearest whole number. The effects of this rounding resulted in the issuance of 14,162 additional shares of common stock at the time of the split.

The Company’s authorized capital stock consists of 105,000,000 shares, comprised of 100,000,000 shares of common stock, per share par value $0.0001, and 5,000,000 shares of preferred stock, per share par value $0.0001.

Of the 5,000,000 shares of preferred stock authorized, the Board of Directors has designated the following:

•	1,500,000 shares as Series AA Preferred Stock, none outstanding
•	1,250,000 shares as Series AAA Preferred Stock, 31,413 shares outstanding
•	1,250 shares as Series AAAA Preferred Stock, all previously outstanding shares of which have been redeemed or converted
•	1,500 shares as Series C Preferred Stock, none outstanding
•	2 shares as Series B Preferred Stock, all previously outstanding shares of which have been redeemed or converted
•	70,000 shares as Series E Preferred Stock, 61,688 shares outstanding
•	One share of Series F Preferred Stock, none outstanding
•	300,789 shares of Series G Preferred Stock, none outstanding
•	770,000 shares of Series H Preferred Stock, 768,473 outstanding

Rights Under Preferred Stock

The Company’s classes of preferred stock include the following provisions:

Optional Conversion Rights of Preferred Stock

•	Series AA – one share convertible into 3.33 shares of common stock
•	Series AAA – one share convertible into 6.67 shares of common stock
•	Series C – one share convertible into 6,667 shares of common stock
•	Series E – one share at a rate of its Stated Value, as defined, divided by $0.08, convertible commencing January 31, 2020
•	Series G – one share convertible into shares of common stock at a rate of its Stated Value ($5.00 at December 31, 2023) divided by $0.50 (Series G Conversion Ratio)
•	Series H – one share convertible into shares of common stock at a rate of its Stated Value ($2.00 at December 31, 2023) divided by $0.20 (Series H Conversion Ratio)

Redemption Rights

Series E preferred stock is redeemable at any time upon 30 days’ written notice by the Company and the shareholders, at a rate of 100% of the Stated Value, as defined.

Warrant Coverage

Series C preferred stock carries 100% warrant coverage upon preferred stock conversion, warrants exercisable through September 30, 2023, at an exercise price of $60 per share, per split.

Mandatory Conversion Right

Any outstanding shares of Series G Preferred Stock shall automatically convert into common stock based on the Series G Conversion Ratio in the event that the closing sales price of the Company’s common stock for ten (10) consecutive trading days closes over $5.00 per share.

Any outstanding shares of Series H Preferred Stock shall automatically convert into common stock based on the Series H Conversion Ratio at the earlier of (i) December 31, 2026, or (ii) at such time as the closing sale price of the Company’s common stock exceeds $2.00 per share for ten (10) consecutive trading days.

Mandatory Dividend

Commencing after the later of (i) the first day of the calendar month after the month in which the Series G share are issued or (ii) January 2, 2024, the holders of outstanding shares of Series G Preferred Stock shall receive a monthly dividend of 20% of the Stated Value per share. The dividend shall be paid at the election of the majority holder of the Series G Preferred Stock in cash or in common stock.

Commencing January 2, 2024, the holders of outstanding shares of Series H Preferred Stock shall receive a monthly dividend of 1% of the Stated Value per share. The dividend shall be paid at the election of the majority holder of the Series H Preferred Stock in cash or in common stock. If the election is for cash payment, the Company has the right to deliver a one-year secured note bearing interest at the rate of 15% per annum in lieu of paying cash.

Liquidation Preference

The Series G and Series H Preferred Stock have a liquidation preference of the Stated Value per share plus accrued and unpaid dividends.

Shares Issued for Services

In March 2022, the Company entered into a consulting agreement with John Columbia, Inc. to provide business advisory services. As compensation under the agreement, the Company issued 3,333 shares of common stock, fair valued at $25.35 per share, for a total of $84,500 in exchange for services rendered, as well as monthly payments of $20,000 over the term of the agreement, recognized as general and administrative services on the accompanying consolidated statement of operations.

On October 6, 2023, the Company entered into a one-year consulting contract with Mr. Gene Salkind, its Chairman of the Board, to provide business consulting services to the Company. Mr. Salkind received 150,000 shares of restricted common stock, valued at $103,500, in consideration for his services under this agreement.

In December 2023, the Company entered into a one-year consulting contract with an unrelated party. In accordance with said contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. In addition, the consultant is to receive monthly cash payments of $12,500 over the term of the agreement. The total value of the signing bonus, shares of restricted common stock, and warrants, totaling $64,000, was recorded as a prepaid asset on the accompanying consolidated balance sheet and is being amortized through general and administrative expenses over the one-year term of the agreement. As of the year ended December 31, 2023, the Company recognized $3,690 of expense associated with amortization of the prepaid asset with $60,310 remaining unamortized at December 31, 2023.

Common Stock Issued Upon Conversion of Debt

During 2022, a total of $2,562,500 of related party Convertible Notes principal outstanding was converted into a total of 118,422 shares of common stock at conversion prices of $18.75 and $22.50 per share under two individual conversions. The conversions resulted in the Company recognizing $855,296 in loss on debt extinguishment and additional paid-in capital as a result of 59,211 additional common stock warrants issued by the Company upon conversion of the debt and the reduction of the conversion price.

During 2022, the remaining $250,000 in outstanding principal under the Convertible Notes was converted into 6,807 shares of common stock at conversion prices of $30.00 and $60.00 per share under four individual conversions. Conversion of $150,000 in such principal was considered an inducement transaction under U.S. GAAP resulting in the recording of additional $101,000 in inducement expense and additional paid-in capital. The balance of $100,000 in debt principal, plus $8,425 in accrued interest, was converted during 2022 into 1,807 shares of common stock at the conversion rate of $60.00 per share. Therefore, the $108,425 of principal and accrued interest was reclassified to stockholders’ equity upon conversion.

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

In conjunction with the Agreement, the Company issued 34,849 shares of common stock, or approximately 5.3% of the Company’s outstanding shares at that time, to the Investor as an incentive on the transaction (Incentive Shares). Excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant are not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. Total issuance fees of $138,500 associated with the closing of the Agreement were paid by the Company to Spartan Capital Securities LLC and the Investor’s counsel, resulting in net proceeds of $1,011,500. Approximately $163,000 of the loan proceeds were utilized to repay the outstanding principal and accrued interest under an SBA loan.

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and is payable on or before September 30, 2023, and it provides that the Investor may demand prepayment after March 31, 2023, and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the Agreement, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 Offering (see Note 6 to the consolidated financial statements). As of June 30, 2023, the secured debt was paid in full through the proceeds of our June 2023 Offering.

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the Agreement, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Agreement. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the Agreement. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the quarter ended June 30, 2023, $377,149 in amortization on the debt discounts was recognized as interest expense on the accompanying condensed consolidated statement of operations, and the remaining unamortized debt discounts of $396,322 were written off as loss on debt extinguishment upon full settlement of the Investor Note in conjunction with proceeds received from the June 2023 Offering.

Common Stock Issued for Cash

During the year ended December 31, 2022, the Company issued 61,497 shares of common stock at $18.75 per share for total cash proceeds of $1,187,500 under thirteen individual stock subscription agreements.

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

Each pre-funded warrant is exercisable at any time, until fully exercised, to purchase one share of common stock at an exercise price of $0.0015 per share. Each Series 2023 Warrant is exercisable for five years to purchase 0.1 share of common stock at a cash exercise price of $6.975 per warrant share. The Series 2023 Warrants contain an alternative cashless exercise provision permitting the holder to acquire 0.05 share of common stock for every 0.1 warrant share any time after the earlier of (i) 30 days following the initial exercise date of February 14, 2023, and (ii) the date on which the aggregate trading volume of the Company’s common stock, beginning on the initial exercise date of the Series 2023 Warrants, exceeds 2,419,355 shares. Additionally, the exercise price of both the pre-funded warrants and the Series 2023 Warrants are subject to customary adjustments for stock splits, stock dividends, reclassifications and the like.

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

June 2023 Public Offering

On June 30, 2023, Mobiquity Technologies, Inc. closed on a public offering selling an aggregate of 375,000 shares of common stock (and 1,625,000 common stock equivalents in the form of pre-funded warrants to purchase 1,625,000 common shares) to investors pursuant to Securities Purchase Agreements at a public offering price of $1.50 per share (or $1.4985 per pre-funded warrant) (the June 2023 Offering), for total gross proceeds of $3,000,000. Placement agent fees and other offering costs totaled $472,001 and were recorded net of gross proceeds in the Company’s consolidated statement of stockholders’ equity during the quarter ended June 30, 2023. Each pre-funded warrant is exercisable at any time to purchase one share of common stock at an exercise price of $0.0015 per share. Additionally, the exercise price of pre-funded warrants is subject to customary adjustments for stock splits, stock dividends, reclassifications and the like. Spartan Capital Securities, LLC acted as the Company’s exclusive placement agent of the June 2023 Offering pursuant to a Placement Agent Agreement. The net proceeds to the Company from the sale of the shares and pre-funded warrants, after deducting the Placement Agent commissions and offering expenses payable by the Company, was approximately $2,528,000. The Company used $1,437,500 of the proceeds received from the June 2023 Offering to fully satisfy its Senior Secured 20% OID Promissory Note to Walleye Opportunities Master Fund Ltd. See Note 4 to the consolidated financial statements. The Company plans to use the remaining funds for working capital. In July 2023, the Company also issued 478,334 shares of common stock upon exercise of 478,334 pre-funded warrants, increasing the number of outstanding common shares to 2,588,333.

Other 2023 Stock Transactions

In April 2023, the Board of Directors or the Compensation Committee of the Company’s Board of Directors approved the following transactions:

•	Grant of 6,667 shares of restricted common stock to Gene Salkind, Chairman of the Board, for services previously rendered, based on a per share value of $2.505. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 3,333 shares of restricted common stock each to the Company’s CEO and another member of the Board of Directors for services as directors of the Company. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 2,000 shares of common stock to Mr. Salkind as payment for accrued and unpaid interest of approximately $5,000 based on a per share value of $2.505.
•	Grant of 4,791 shares of restricted common stock to the Company’s legal counsel as payment for accrued and unpaid services valued at $12,000 and $2.505 per share. Such shares are restricted from transfer until February 13, 2024.
•	Issuance of a total of 31,891 shares of restricted common stock at a per share value of $2.52 as payment and full settlement of outstanding accounts payable with a total carrying amount of $80,411.

Share prices used in the above transaction were based on the market price of the Company’s common stock on the consummation dates of the transactions.

Salkind October 2023 Loan Conversion and Series G Preferred Stock Issuance

Effective November 7, 2023, Mr. Gene Salkind and parties associated with him (the “Series G Preferred Shareholders”), invested $1,503,495 into the Company’s newly created Series G Preferred Stock, formalized through three Subscription Agreements for the sale of a combined 300,789 shares of Series G Preferred Stock for total cash proceeds of $1,200,000, plus the conversion of $300,000 in principal and $3,495 in accrued interest from the Salkind October 2023 Loan (see Note 4). Each share of the Series G Preferred Stock is convertible by the Series G Preferred Shareholders at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.50 per Common Share (Series G Conversion Ratio). The Series G Preferred Stock will automatically convert at the same Series G Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $5.00 per share for ten (10) consecutive trading days. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

Series H Preferred Stock Issuances

On December 18, 2023, the Series G Preferred Shareholders agreed to exchange all 300,789 of the Series G Preferred Stock into 751,730 shares of the Company’s newly created Series H Preferred Stock. Also our legal counsel agreed to exchange $33,000 of monies owed to the law firm for 16,500 shares of Series H Preferred Stock. Each share of the Series H Preferred Stock is convertible at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.20 per Common Share (Series H Conversion Ratio). The Series H Preferred Stock will automatically convert at the same Series H Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $2.00 per share for ten (10) consecutive trading days or on December 31, 2026, whichever is earlier. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 3(a)(9) of the Securities Act of 1933, as amended.

NOTE 7 – STOCK OPTION PLANS AND WARRANTS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 334 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 667 shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 667 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 1,667 shares. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 1,667 shares (the “2016 Plan”) and approved moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019 the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 5,000 shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 10,000 shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2021 Plan covers 73,334 shares. The 2021 Plan required stockholder approval by October 13, 2022, to be able to grant incentive stock options under the 2021 Plan. On April 17, 2023, the Board approved an Equity Participation Plan similar to the Plans described herein, except that this Plan also provides for the grant of Restricted Unit Awards (the “2023 EP Plan”). Under the 2023 EP Plan, which was approved by stockholders on May 15, 2023, a maximum of 166,667 shares may be granted under the 2023 EP Plan. On December 19, 2023, the Board approved the 2023 Plan identical to the 2018 Plan, except that the 2023 Plan covers 2,000,000 shares. The 2005 Plan, 2009 Plan, 2016 Plan, 2018 Plan, 2019 Plan, 2021 Plan, the 2023 EP Plan, and 2023 Plan are collectively referred to as the “Plans.”

In March of 2022, Anne S. Provost was elected to the board of directors and was granted 1,667 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $68.55, and expiration of December 2031.

In April of 2022 and April 2023, Dean Julia was granted 833 options each year from the Company’s 2021 Plan with immediate vesting, at an exercise price of $23.25 and $3.30 and expiration of April 2031 and April 2032, respectively.

In March and April 2023, Nate Knight and Byron Booker were each granted 1,667 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $3.30, and expiration of March 2028 and April 2028, respectively.

On December 19, 2023, the board approved, under the 2023 Plan, granting five-year Non-Statutory Stock Options to purchase 1,800,000 shares of common stock, immediately exercisable at $0.20 per share to various officers, directors, employees and consultants. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. The weighted average assumptions made in calculating the fair values of options granted during fiscal 2023 and 2022 are as follows:

	Year Ended December 31
	2023	2022
Expected volatility	165% -229%	194%
Expected dividend yield	–	–
Risk-free interest rate	3.43% – 4.15%	2.14% -2.55%
Expected term (in years)	5.00 – 10.00	6.75

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	76,439	$250.35	8.39	$–
Granted	2,500	$53.40	8.72	$–
Cancelled & expired	(713)	$326.55	–	$–
Outstanding, December 31, 2022	78,226	$243.30	7.44	$–

Granted	1,804,167	$0.21	4.97	$–
Cancelled & expired	(6,118)	$–	–	$–
Outstanding, December 31, 2023	1,876,275	$9.11	5.05	$252,000
Options exercisable, December 31, 2023	1,876,270	$9.12	5.05	$252,000

The weighted-average grant-date fair value of options granted during fiscal 2023, was $0.21.

The aggregate intrinsic value of options outstanding and options exercisable on December 31, 2023, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices lower than the $0.34 closing price of the Company’s common stock on December 31, 2023. Stock-based compensation expense related to stock options was $306,929 and $83,605 for the fiscal years ended December 31, 2023, and 2022, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of December 31, 2023, the unamortized compensation cost related to unvested stock option awards is $1,176, with $936 and $240 expected to be recognized during fiscal 2024 and 2025, respectively.

Warrants

During fiscal 2022, the Company issued 59,211 warrants in connection with the conversion of secured convertible notes to a related party, with an exercise price of $60.00 per share, immediately exercisable through September 2029. In addition, a total of 1,000 common stock warrants were issued to a contractor throughout 2022 under a service agreement.

During the fiscal year ended December 31, 2023, the Company issued a total of 2,849,551 common stock warrants. Total warrant shares issued included 174,242 shares issued in July 2023 in connection with the 20% OID Promissory note (see Note 4) which are exercisable commencing July 1, 2023, through December 30, 2027. In February 2023, 850,308 warrant shares were issued in connection with the February 2023 Public Offering, including 285,792 of pre-funded warrants (see Note 6) with a five-year contractual term, expiring February 14, 2028. On June 30, 2023, an additional 1,625,000 pre-funded warrants were issued with a five-year term in connection with the June 2023 Public Offering. During July 2023, 478,333 pre-funded warrants issued under the June 2023 Public Offering were exercised. In December 2023, the Company entered into a one-year consulting contract with an unrelated party. In accordance with said contract, the consultant received warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ended December 31, 2023 and 2022, are as follows:

	Year Ended December 31,
	2023	2022
Expected volatility	277%	163% - 198%
Expected dividend yield	–	–
Risk-free interest rate	4.71%	1.62% – 4.25%
Expected term (in years)	1.50	3.00 – 5.00

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	253,348	$227.85	4.68	$–
Granted	60,211	$60.15	8.61	$–
Cancelled & expired	(1,305)	$340.95	–	$–
Outstanding, December 31, 2022	312,254	$195.15	4.73	$–

Granted	2849,551	$3.36	4.25	$–
Exercised*	(2,448,427)	$3.36	–	$–
Expired	(60,019)	$–	–	$–
Outstanding, December 31, 2023	653,358	$58.54	4.20	$28,000
Warrants exercisable, December 31, 2023	653,358	$58.54	4.20	$28,000

*	Includes 285,792 of pre-funded warrants with a purchase price of $6.98 per share, paid upon grant of warrants in February 2023 and 478,333 of pre-funded warrants with a purchase price of $1.50 per share, paid upon grant of warrant in June 2023. Also includes warrants exercised under a cashless exercise provision resulting in the issuance of 537,634 common shares.

NOTE 8 – EARNINGS (LOSS) PER SHARE

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

The following potentially dilutive equity securities outstanding as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Convertible notes payable and accrued interest	–	3,926
Stock options	1,876,275	78,226
Warrants	653,358	312,254
Series AAA preferred stock	209,525	–
Series H preferred stock	7,684,730	–
Total common stock equivalents	10,423,888	394,406

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into six years ago in April 2017 which terminated Mr. Trepeta’ s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’ s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 Million in damages. Based on the Company’s initial internal review of the situation, the Company believes the claims lack merit and it intends to vigorously defend same. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’s action was granted but Mr. Trepeta has filed a notice of appeal. Due to uncertainties inherent in litigation, the Company cannot predict the outcome of this matter at this time.

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Common Stock for Settlement of Liabilities

In January 2024, the Company issued 100,000 shares of its common stock in full settlement of vendor liabilities outstanding at an amount equal to approximately $50,000. In March 2024, the Company issued 18,000 shares of its common stock in settlement of an outstanding vendor liabilities at an amount equal to $12,000 stock at per share prices ranging from $0.50 to $1.00.

Merchant Agreement

In February 2024, the Company entered into an agreement for the purchase and sale of future receivables (Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $150,000 in funding (the Purchase Price). The Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of approximately $179,000 is paid. In connection with the Merchant Agreement, and as additional consideration, the Company has agreed to issue shares of its Common Stock to the financial institution in an amount equal to 5% of the Purchase Price. The number of shares issued is equal to 5% of the Purchase Price divided by the average closing per share price of the common stock for the previous twenty (20) days from the signed date of the Merchant Agreement. The balance of the Merchant Agreement funding is expected to be repaid in full during 2024.

Promissory Notes

In February 2024, Dr. Salkind, Board Chair, loaned the Company $150,000 of short-term debt financing for working capital. The loan is payable on demand.

On March 13, 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount of $16,500. Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024 through the maturity date of January 15, 2025.

Solely upon an event of default, and at the option of the holder of the promissory note, all amounts outstanding under the promissory note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the note shall become due and payable at 150% of the outstanding principal amount of the note plus accrued and unpaid interest, plus any other amounts owed under the note.

Issuance of Common Stock for Cash

Between January and March 2024, the Company raised a total of $365,000 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 1,053,334 shares at per share prices ranging from $0.30 to $0.60.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(1) Previous Independent Auditors 2022:

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

(1) Previous Independent Auditors 2023:

a.	On June 5, 2023, the Board of Directors dismissed D. Brooks & Associates CPAs (“DB”) as the Company’s independent accountants.

b.	DB’s report on the financial statements for the year ended December 31, 2022, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

c.

The Audit Committee of our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period ending March 31, 2023, there have been no disagreements with DB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DB, would have caused them to make reference thereto in their report on the financial statements. Through the interim period June 5, 2023 (the date of dismissal of the former accountant), there have been no disagreements with DB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DB would have caused them to make reference thereto in their report on the financial statements.

d.	We have authorized DB to respond fully to the inquiries of the successor accountant.

e.	During the interim period through June 5, 2023, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

f.

The Company provided a copy of the foregoing disclosures to DB prior to the date of the filing of this Report and requested that DB furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

(2) New Independent Accountants:

a.

Subsequent to notifying D. Brooks & Associates CPAs of the firm’s dismissal, the Company engaged Assurance Dimensions , Inc. as its new registered independent public accountant. During the year ended December 31, 2022 and prior to June 5, 2023 (the date of the new engagement), we did not consult with Assurance Dimensions , Inc. regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Assurance Dimensions, Inc. in either case where  written or oral advice provided by Assurance Dimensions , Inc. would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of September 30,2023 and quarterly since that date. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size.

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

There were changes in the Company’s internal control over financial reporting during the most recently completed fiscal year, which includes the integration of the new staff, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Continuing Internal Controls Remediation Efforts

During fiscal 2022 the Company identified control gaps and deficiencies. The Company continues to mitigate and remediate the gaps, deficiencies, and material weaknesses in its internal controls. The Board of Directors and The Audit Committee, as a priority, initiated these remediation activities to ensure the Company has proper internal controls over financial reporting and corporate governance. The Company has instituted independent monitoring and testing of these aforementioned controls. These procedures were applied during fiscal 2023 and will continue in fiscal 2024, with mitigation and revision of controls continuing to be an ongoing process. Management has decided to defer the allocation of the additional talent necessary for the full implementation of the planned remediations until late fiscal 2024. The Company has instituted detective controls as well as independent monitoring and testing of these aforementioned controls, which gives management comfort that reporting represents the financial results of the Company in all material respects.

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

In December 2023, the Company’s board of directors approved a 2023 Employee Benefit and Compensation Plan covering shares of common stock. On December 19, 2023, the board approved granting five-year Non-Statutory Stock Options to purchase 1,800,000 shares of common stock, exercisable at $.20 per share to various officers, directors, employees and consultants. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

Issuance of Common Stock for Settlement of Liabilities and Common Stock Sales for Cash

Between January and March 2024, the Company raised $365,000 in cash and converted an additional $62,000 in vendor liabilities at prices ranging from $0.30 per share to $1.00 per share, bringing the number of outstanding shares of common stock to 5,156,333 shares. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended. No commissions were paid with respect to the aforementioned securities transactions.

Promissory Notes

In February 2024, Dr. Salkind, Board Chair, loaned the Company $150,000 of short-term debt financing for working capital. The loan is repayable upon demand.

On March 13, 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount of $16,500. Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024 through the maturity date of January 15, 2025. Solely upon an event of default, and at the option of the holder of the promissory note, all amounts outstanding under the promissory note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the note shall become due and payable at 150% of the outstanding principal amount of the note plus accrued and unpaid interest, plus any other amounts owed under the note. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended. Approximately $3,000 of fees were paid with respect to the securities transaction.

Merchant Agreement

In February 2024, the Company entered into an agreement for the purchase and sale of future receivables (Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $150,000 in funding (the Purchase Price). The Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of approximately $179,000 is paid. In connection with the Merchant Agreement, and as additional consideration, the Company has agreed to issue shares of its Common Stock to the financial institution in an amount equal to 5% of the Purchase Price. The number of shares issued is equal to 5% of the Purchase Price divided by the average closing per share price of the common stock for the previous twenty (20) days from the signed date of the Merchant Agreement. The balance of the Merchant Agreement funding is expected to be repaid in full during 2024.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position and tenure of our directors.

Name	Age	Position(s)	Served as a Director Since
Dean L. Julia	56	Chief Executive Officer, President, Treasurer, Director, Co-Founder	1998
Dr. Gene Salkind, M.D.	70	Chairman of the Board	2019
Anne S. Provost	60	Director	2022
Nate Knight	74	Director	2023
Byron Booker	51	Director	2023

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

Anne S. Provost is employed full-time with EIZO Rugged Solutions Inc. since November 2023 as their controller and will become the CFO in May 2024. She was previously employed with TNR Technical, Inc. in various capacities from 1996 to 2023. She served as its Chief Financial Officer since 2008 and was Acting President and COO from 2013 to 2015 and from 2022 to 2023. Prior to TNR, she worked as a Business Manager with the Orlando Business Journal. She graduated from the University of Central Florida in 1991 with a BSBA, Accounting. She completed her undergraduate degree while working full-time in the accounting departments of various Orlando law firms. In 2008, she obtained an Executive MBA from the University of Central Florida.

Nate Knight is an accomplished business leader with over 30 years of experience as a public accountant, served as an independent director and Chief Financial Officer of United Heath Products, a publicly traded company, from 2013 to 2020. During his tenure, he brought extensive expertise and knowledge to the company’s financial operations. Additionally, from 1973 to 2004, Mr. Knight owned and operated his own accounting business, further honing his financial acumen. Prior to joining United Heath Products, he worked as an internal auditor at Prime Alliance Bank from 2004 to 2010.

Byron Booker is the CEO of Lookhu Inc., a multi-channel streaming platform which he founded in 2014. He is a seasoned entrepreneur in the entertainment industry with extensive experience in live streaming, content licensing, video production, and music production, having secured deals with Sony ATV and Universal Music Group, in addition to working with renowned artists such as Chris Brown, Rihanna, P Diddy and Pit Bull. Mr. Booker’s most recent work includes the executive production of the visual album titled “Raydemption,” featuring celebrities such as Ray J, Princess Love, FloRida, Brandy, and Snoop Dogg. He has also produced successful films and live events alongside social media influencers Vitaly, Tim Delghetto, Tonio Skitz, and Kinsey Wolanski, featuring movie icons Danny Trejo and Tiny Lister, including the all-time record for any event at the South by Southwest film festival in 2013 with over 300,000 concurrent streams. He is also chairman of the Recording Artists Guild, an association of over 12,000 recording artists worldwide, which he founded in 2009. Mr. Booker received a bachelor’s degree in business studies from Dallas Baptist University.

Board Committees

Audit Committee

The Board has established an Audit Committee currently consisting of Ms. Provost (Chairman) and Messrs. Booker and Knight. The Audit Committee’s primary functions are to oversee and review: the integrity of the Company’s consolidated financial statements and other financial information furnished by the Company, the Company’s compliance with legal and regulatory requirements, the Company’s systems of internal accounting and financial controls, the independent auditor’s engagement, qualifications, performance, compensation and independence, related party transactions, and compliance with the Company’s Code of Business Conduct and Ethics.

Each member of the Audit Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of Nasdaq. The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board determined that Ms. Provost and Mr. Knight is each an “audit committee financial expert,” as defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Stock Market.

Compensation Committee

The Compensation Committee of the Board of Directors is currently composed of the following three non-employee directors: Mr. Knight (Chairman) and Mr. Booker and Ms. Provost. None of these Compensation Committee members was an officer or employee of the Company during the year. Each member of the Compensation Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of Nasdaq. The responsibilities of the Compensation Committee include overseeing the evaluation of executive officers (including the Chief Executive Officer) of the Company, determining the compensation of executive officers of the Company, and overseeing the management of risks associated therewith. The Compensation Committee determines and approves the Chief Executive Officer’s compensation. The Compensation Committee also administers the Company’s equity-based plans and makes recommendations to the board with respect to actions that are subject to approval of the board regarding such plans. The Compensation Committee also reviews and makes recommendations to the board with respect to the compensation of directors. The Compensation Committee monitors the risks associated with the Company’s compensation policies and practices as contemplated by Item 402(s) of Regulation S-K.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors is currently composed of Messrs. Booker (Chairman) and Knight and Ms. Provost. None of these members was an officer or employee of the Company during the year. Each member of the Nominating and Corporate Governance Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of NasdaqCM. The Nominating and Corporate Governance Committee nominates individuals to be elected to the board of directors by our stockholders. The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered.

Executive Officers

The following table sets forth certain information regarding our current executive officers:

NAME	AGE	POSITION
Dean L. Julia	56	Chief Executive Officer/President/Treasurer/Director/Co-Founder
Paul Bauersfeld	59	Chief Technology Officer
Sean J. McDonnell, CPA	62	Chief Financial Officer
Sean Trepeta	56	President of Mobiquity Networks /Secretary of the Company
Deepanker Katyal	37	Chief Executive Officer of Advangelists

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission’s regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2023, to the best of the knowledge of the Company’s directors and officers, no form 3’s, form 4’s or form 5’s was filed late, except for Nate Knight’s initial filings when he became a director in March 2023 and Mr. Julia’s certain Form 5’s relating to prior years filings.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2023, and 2022 by:

•	each person who served as the principal executive officer of the company during fiscal year 2023 and 2022;

•	the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2023, and 2022 with compensation during fiscal years 2023 and 2022 of $100,000 or more; and

•	those two individuals, if any, who would have otherwise been in included in bullet point above but for the fact that they were not serving as an executive of the company as of December 31, 2023.

Name and Principal		Salary	Bonus	Stock	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)(2)(3)	($)
Dean L. Julia	2022	$346,154	$–	$–	$--	$59,605	$405,759
CEO of the Company	2023	$328,746	$–	$–	$150,100	$51,461	$530,307

Deepanker Katyal	2022	$387,666	$–	$–	$–	$40,086	$427,752
CEO of Advangelists	2023	$357,692	$–	$–	$7,900	$17,083	$382,675

Paul Bauersfeld	2022	$288,462	$–	$–	$–	$31,800	$320,262
Chief Technology Officer	2023	$274,039	$–	$–	$23,700	$38,748	$336,487

Sean Trepeta	2022	$230,769	$–	$–	$–	$31,800	$262,569
President of Mobiquity Networks	2023	$–	$–	$–	$–	$–	$–

Sean McDonnell	2022	$137,500	$–	$–	$–	$–	$137,500
CFO of the Company	2023	$–	$–	$–	$–	$–	$–

(1)    The options and restricted stock awards presented in this table for fiscal years 2023 and 2022 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2023. The number of shares of common stock referred to in this “Executive Compensation” section gives effect to the one-for-fifteen share reverse stock split that we effectuated on August 7, 2023, unless the context clearly indicates otherwise.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean L.Julia	4,167	–	–	$900.00	4/2/29	–	–	–	–
(1)	833	–	–	$900.00	4/1/30	–	–	–	–
	833	–	–	$900.00	4/1/31	–	–	–	–
	15,000	–	–	$68.48	12/8/31	–	–	–	–
	1,667	–	–	$68.48	12/8/31	–	–	–	–
	833	–	–	$22.50	4/1/31	–	–	–	–
	833	–	–	$3.30	4/1/32	–	–	–	–
	950,000	–	–	$0.20	12/19/28	–	–	–	–
	25,000	–	–	$0.20	12/19/28	–	–	–	–
	667	–	–	$68.48	12/8/31	–	–	–	–
Deepanker Katyal	1,667	–	–	$540.00	9/13/24	–	–	–	–
(1)	833	–	–	$540.00	9/13/25	–	–	–	–
	50,000	–	–	$0.20	12/19/28	–	–	–	–
Paul Bauersfeld	1,667	–	–	$900.00	4/2/29	–	–	–	–
(1)	8,333	–	–	$68.48	12/8/31	–	–	–	–
	150,000	–	–	$0.20	12/19/28	–	–	–	–

Sean	1,667	–	–	$900.00	4/2/29	–	–	–	–
Trepeta	8,333	–	–	$68.48	12/8/31	–	–	–	–
	50,000	–	–	$0.20	12/19/28	–	–	–	–

Sean	1,667	–	–	$68.48	12/8/31	–	–	–	–
McDonnell (1)	50,000	–	–	$0.20	12/19/28	–	–	–	–

(1)	All options contain cashless exercise provisions.

Employment Agreements

In April of 2020, due to the COVID-19 pandemic all employees’ salaries were reduced by 40% and we terminated one employee. In October of 2020 the employees pay reduction was reduced to a 20% reduction where it stands through December 17, 2021, employees’ salaries were returned to full pay. In September of 2023, due to the downturn of business most employees’ salaries were reduced by 50% through November of 2023. In November of 2023 employees’ salaries were returned to full pay.

Dean Julia

Dean Julia is employed as the Company’s Chief Executive Officer under an employment agreement with an initial term of three years which commenced on April 2, 2019. In January 2022, his employment agreement automatically was renewed for a period of an additional two years. Mr. Julia’s annual base salary is $360,000. In addition to his base salary, Mr. Julia is entitled to a quarterly bonus of at least 1% of gross revenue for each completed fiscal quarter, so long as the Company’s gross revenue meets or exceeds 75% of management’s stated goal. The quarterly bonus may be paid either in cash, common stock or stock options, at Mr. Julia’s election. Should his employment agreement be terminated prior to the end of any fiscal year for any reason, other than for cause by the Company, a pro rata portion of the quarterly bonus shall be paid within 30 days of termination. The Company’s board of directors will determine a revenue target each year for the purpose of calculating the quarterly bonus in that year. Mr. Julia also received a signing bonus of vested 10-year options to purchase 62,500 shares, exercisable at $60 per share. Additionally, he is also entitled to 10-year options to purchase an additional 12,500 shares of common stock, exercisable at $60 per share, annually on April 1st of each year which commenced on April 1, 2020. Additionally, if the Company is acquired through a board of directors-approved change in control of at least 50% of the Company’s outstanding voting stock, or the sale of all or substantially all of the Company’s assets, Mr. Julia shall be entitled to receive a payment in-kind equal to 3% of the consideration paid in connection with that transaction. He is also entitled to paid disability insurance and term life insurance at an annual cost of not more than $15,000. Additionally, he is also entitled to receive health, dental and 401(k) benefits as is made available by the Company for its other senior officers, as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s certificate of incorporation and bylaws. Mr. Julia also has the use of a Company-leased or -owned automobile. Mr. Julia’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement. The Company may terminate Mr. Julia’s employment for cause, and Mr. Julia may terminate his employment at any time on three-months’ notice. Also, the Company may terminate Mr. Julia’s employment agreement on Mr. Julia’s death or disability – disability being unable to perform his essential functions for four consecutive months due to physical, mental of emotional incapacity resulting from sickness, disease, or injury. In each of these termination cases, the Company is obligated only to pay Mr. Julia amounts that were due or accrued prior to termination, plus, other than in a for-cause-termination, any pro-rata quarterly bonus described above.

Paul Bauersfeld

Paul Bauersfeld is employed as the Company’s Chief Technology Officer under an at-will employment agreement which commenced on April 2, 2019. Mr. Bauersfeld’s monthly salary is $25,000. Mr. Bauersfeld is entitled to a quarterly bonus of at least 1% of gross revenue for each completed fiscal quarter, so long as the Company’s gross revenue meets or exceeds management’s stated goal. The quarterly bonus may be paid either in cash, common stock or stock options, at Mr. Bauersfeld’s election. Should his employment agreement be terminated prior to the end of any fiscal year for any reason, other than for cause by the Company, a pro rata portion of the quarterly bonus shall be paid within 30 days of termination. The Company’s board of directors will determine a revenue target each year for the purpose of calculating the quarterly bonus in that year. Mr. Bauersfeld also received a signing bonus of 10-year options to purchase 25,000 shares, exercisable at $60 per share; 35% of which vested immediately, 35% of which vested on April 2, 2020 and 30% of which vested on April 2, 2021. Mr. Bauersfeld is entitled to participate in the Company’s health plans as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s certificate of incorporation and bylaws. Mr. Bauersfeld’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement. Although Mr. Bauersfeld’s employment agreement is at-will, the Company may terminate Mr. Bauersfeld’s employment for cause. In the event Mr. Bauersfeld’s employment agreement is terminated other than for cause by the Company, the Company will pay Mr. Bauersfeld severance pay equal to three months of his salary.

Sean Trepeta

Sean Trepeta is employed as President of our wholly owned subsidiary, Mobiquity Networks, Inc. under an at-will employment agreement which commenced on April 2, 2019. Mr. Trepeta’s monthly salary is $20,000. Mr. Trepeta is entitled to a quarterly bonus of at least 1% of gross revenue for each completed fiscal quarter, so long as the Company’s gross revenue meets or exceeds management’s stated goal. The quarterly bonus may be paid either in cash, common stock or stock options, at Mr. Trepeta’s election. Should his employment agreement be terminated prior to the end of any fiscal year for any reason, other than for cause by the Company, a pro rata portion of the quarterly bonus shall be paid within 30 days of termination. The Company’s board of directors will determine a revenue target each year for the purpose of calculating the quarterly bonus in that year. Mr. Trepeta also received a signing bonus of 10-year options to purchase 25,000 shares, exercisable at $60 per share; 35% of which vested immediately, 35% of which vested on April 2, 2020, and 30% of which vested on April 2, 2021. Mr. Trepeta is entitled to participate in the Company’s health plans as well as indemnification by the Company to the fullest extent permitted by law, and the Company’s certificate of incorporation and bylaws. Mr. Trepeta’s employment agreement contains customary non-competition and non-solicitation of Company customers or employees’ provisions during the term of the agreement. Although Mr. Trepeta’s employment agreement is at-will, the Company may terminate Mr. Trepeta’s employment for cause. In the event Mr. Trepeta’s employment agreement is terminated other than for cause by the Company, the Company will pay Mr. Trepeta severance pay equal to three months of his salary.

Deepanker Katyal

Deepanker Katyal is employed as Chief Executive Officer of our wholly owned subsidiary, Advangelists, LLC on at at-will basis on the same substantive terms as his January 4, 2022 Employment Agreement with Advangelists which expired on January 4, 2023. Mr. Katyal’s annual base salary is $400,000. Mr. Katyal’s employment agreement also provides the following compensation: commissions equal to 10% of the net revenues derived from all New Katyal Managed Accounts (as was defined in the employment agreement – being accounts directly introduced by Mr. Katyal or assigned to Employee in writing by the Manager of the Company).

Mr. Katyal is entitled to a monthly allowance of up to $550 per month to cover lease or purchase finance costs of an automobile during his employment. Mr. Katyal’s employment agreement provides for indemnification by the Company to the fullest extent permitted by the Company’s certificate of incorporation and bylaws, as well as participation in all benefit plans, programs, and perquisites as are generally provided by Advangelists to its employees, including medical, dental, life insurance, disability and 401(k) participation. Mr. Katyal’s employment agreement contains customary non-solicitation of Company customers or employees’ provisions during the term of the agreement and for one year after termination. The agreement provides for termination by Advangelists for cause upon 30 days’ prior written notice: and without cause after 60 days’ prior written notice. Mr. Kaytal’s employment agreement provides for assignment of ownership rights regarding intellectual property created by Mr. Katyal relating to the Company’s business.

Sean McDonnell

Sean McDonnell is employed as the Company’s Chief Financial Officer on a non-full-time basis as an employee at-will with no employment agreement. He has a monthly base salary of $11,000 and he is eligible to receive options and other bonuses at the discretion of the board.

Gene Salkind

The Company’s compensation committee has approved a one year consulting agreement to issue up to 150,000 restricted shares of common stock to Gene Salkind, Chairman of the Board.

Director Compensation

Currently, one director of the Company is an executive officer of the Company. He receives compensation as an officer as described above under the heading “Executive Compensation” and as a director. Also, our Chairman of the Board receives compensation pursuant to a consulting contract as described above. All Board members received Options under our Compensation Plans described below. On March 18, 2022, the board of directors approved the payment of $1,000 per month to be paid to each member of the board of directors for serving on the board and any committees thereof. Future compensation of board members/committee members are at the discretion of the board.

Employee Benefit and Consulting Services Compensation Plans

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 334 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 667 shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 667 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 1,667 shares. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 1,667 shares (the “2016 Plan”) and approved moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019 the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 5,000 shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 10,000 shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2021 Plan covers 73,334 shares. The 2021 Plan required stockholder approval by October 13, 2022, to be able to grant incentive stock options under the 2021 Plan. On April 17, 2023, the Board approved an Equity Participation Plan similar to the Plans described herein, except that this Plan also provides for the grant of Restricted Unit Awards (the “2023 EP Plan”). Under the 2023 EP Plan, which was approved by stockholders on May 15, 2023, a maximum of 166,667 shares may be granted under the 2023 EP Plan. On December 19, 2023, the Board approved the 2023 Plan identical to the 2018 Plan, except that the 2023 Plan covers 2,000,000 shares. The 2005 Plan, 2009 Plan, 2016 Plan, 2018 Plan, 2019 Plan, 2021 Plan, the 2023 EP Plan, and 2023 Plan are collectively referred to as the “Plans.”

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

On December 19, 2023, the board approved, under the 2023 Plan, granting five-year Non-Statutory Stock Options to purchase 1,800,000 shares of common stock, exercisable at $.20 per share to various officers, directors, employees and consultants. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

Administration

A Committee of the Board shall determine at any time and from time to time after the Effective Date of the Plan: (i) the Eligible Participants; (ii) the number of shares of Common Stock issuable directly or to be granted pursuant to the Option which an Eligible Participant may exercise; (iii) the price per share at which each Option may be exercised, including the form of consideration to be paid, or the value per share if a direct issue of stock; and (iv) the terms on which each Option may be granted. Such a determination may from time to time be amended or altered at the sole discretion of the Committee. Options granted to officers and/or directors of the Company shall be granted by the Board, or by the Committee, if the Committee is composed of all members who are Non-Employee Directors.

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

Common Stock Award

Common stock awards are shares of common stock that will be issued to a recipient pursuant to the terms of the grant. Only a small number of shares have been granted under the Plans.

Awards

As of December 31, 2023, the Company has granted a total of 1,850,151 options under the Plans and a total of 26,124 options outside the Plans, or a total of options to purchase 1,876,275 shares of the Company’s Common Stock with a weighted average exercise price of $9.11 per share. The Board has granted options with varying terms. The Company has also granted various officers, directors and employees of Advangelists, warrants to purchase an aggregate of 105,000 shares at varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2023, on the known benefits provided to certain people and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options/Warrants	Average Exercise Price ($) per Share	Value of Unexercised Options/ Warrants at Dec. 31, 2023 (1)
Dean L. Julia	999,833	$6.65	$–
Sean McDonnell	51,667	$2.40	$–
Sean Trepeta	60,000	$34.68	$–
Paul Bauersfeld	160,000	$13.13	$–
Deepanker Katyal	61,068	$140.12	$–
Executive Officers as a group	1,332,568	$14.65	$–
Gene Salkind	161,544	$23.10	$–
Three Independent Directors as a group	155,001	$1.00	$–

(1)    Value is normally calculated by multiplying (a) the difference between the market value per share at period end ($0.34 based upon a last sale on December 31, 2023), and the option exercise price by (b) the number of shares of Common Stock underlying the option.

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

Nate Knight Options

On March 16, 2023, Michael A. Wright resigned from the Board and was replaced by Nate Knight. Mr. Knight has been granted under the Company’s 2021 plan five year vested non-statutory options to purchase 1,667 common shares at an exercise price of $3.30 per share exercisable at any time after the date of grant. He will also receive the same cash consideration per month that is paid to other Board members.

Byron Booker Options

On April 4, 2023, Peter Zurkow resigned from the Board and was replaced by Byron Booker. Mr. Booker has been granted under the Company’s 2021 plan five year vested non-statutory options to purchase 1,667 common shares at an exercise price of $3.30 per share exercisable at any time after the date of grant. He will also receive the same cash consideration per month that is paid to other Board members.

2023 Equity Participation Plan

Purpose and Effective Date

The purpose of the 2023 Equity Participation (the “2023 EP Plan”) is to provide for the success and enhance the value of the Company by linking participants’ personal interests with those of the Company’s stockholders, and employees, by providing participants with an incentive for outstanding performance, and to motivate, attract and retain the services of participants upon whom the success of the Company depends. The 2023 EP Plan is flexible in that it provides for the grant of Incentive Stock Options, Non-statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and Stock Bonuses. The 2023 EP Plan became effective as of April 17, 2023 (the “Effective Date”) and was approved by stockholders on May 15, 2023.

Administration of the 2023 EP Plan

The 2023 EP Plan will be administered by the Compensation Committee of the Board of Directors of the Company which currently consists of Byron Booker, Nate Knight and Anne Provost, who are all outside independent directors, or by such other committee consisting of not less than two outside independent directors appointed by the Board of Directors (the “Committee”).

Shares Subject to the 2023 EP Plan

The 2023 EP Plan authorizes the grant of awards relating to 166,667 shares of the Company’s common stock.

If any corporate transaction occurs which causes a change in the capitalization of the Company, the Committee is authorized to make such adjustments to the number and class of shares of the Company’s common stock delivered, and the number and class and/or price of shares of the Company’s common stock subject to outstanding awards granted under the 2023 EP Plan, as it deems appropriate and equitable to prevent dilution or enlargement of the rights of the 2023 EP Plan participants (referred to as “Grantees” in the 2023 EP Plan).

Eligibility and Participation

Employees eligible to participate in the 2023 EP Plan include management and key employees of the Company and its subsidiaries, as determined by the Committee, including employees who are members of the Board. Directors who are not Company employees, and consultants who provide services to the Company that are not in connection with capital raising transactions or securities market promotion, also will be able to participate in the 2023 EP Plan. As of the Effective Date, it is anticipated that the approximate number of individuals who will be eligible to participate under the 2023 EP Plan will be at least 30.

Amendment and Termination of the 2023 EP Plan

In no event may any award under the 2023 EP Plan be granted on or after the tenth anniversary of the 2023 EP Plan’s Effective Date. The Board may amend, modify or terminate the 2023 EP Plan at any time; provided that no amendment requiring stockholder approval for the 2023 EP Plan to continue to comply with Sections 409A or 422 of the Internal Revenue Code of 1986, shall be effective unless approved by stockholders, and no amendment, termination or modification shall materially and adversely affect any outstanding award without the consent of the participant.

Awards Under the 2023 EP Plan

Stock Options.

The Committee may grant Incentive Stock Options (or ISOs) and Non Qualified Stock Options (or non ISOs) under the 2023 EP Plan. As described below, there are certain tax advantages to employees who receive ISOs; however, certain restrictions also apply to such grants. First, ISOs can be granted only to employees (not to non-employee directors or consultants), and the option exercise price for each ISO shall be at least equal to 100% of the fair market value of a share of the Company’s common stock on the date the ISO is granted (or 110% in the case of an individual who is a 10% or more owner of the Company). Second, an ISO may not be exercised later than 10 years after the date of grant (or 5 years in the case of 10% or more owners of the Company).

Options (ISOs and non ISOs) also may not be exercised later than 3 months (one year in the case of a termination of employment due to disability) after the Grantee’s termination of employment other than due to his or her death.

Lastly, common stock will be deemed to be acquired under an ISO only with respect to the first $100,000 worth of common stock (valued on the date of grant) first exercisable in any one calendar year. In other words, if under an ISO, the participant vests in the right to acquire more than $100,000 worth of shares of common stock in any one calendar year, the excess number of shares will not be deemed to have been acquired under a non ISO.

Options (ISOs and non ISOs) shall expire at such times as the Committee determines at the time of grant; provided, however, that no Option shall be exercisable later than the tenth anniversary of its grant. Options granted under the 2023 EP Plan shall be exercisable at such times and subject to such restrictions, vesting criteria and conditions as the Committee shall approve. Unless otherwise provided in the Award Agreement, if the employment of an employee by, or the services of a non-employee director for, or consultant or advisor to, the Company or a parent or subsidiary of the Company, terminate for any reasons, then his Option may be exercised at any time within three months after such termination.

The Option exercise price is payable in cash or by check; in shares of the Company’s common stock having a fair market value equal to the exercise price; if provided for in the option award agreement, by the Grantee’s check in an amount at least equal to the par value of the common stock being acquired, together with a promissory note; by share withholding; or by a combination of the foregoing. Alternatively, if provided for in the option award agreement, the Grantee may elect to have the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the Option being exercised.

Options may be transferred only under the laws of descent and distribution and, during the Grantee’s lifetime, shall be exercisable only by the Grantee or his or her legal representative. Additionally, non ISOs may be transferred in whole or in part during a Grantee’s lifetime, upon the approval of the Committee, to a Grantee’s family members through a gift or domestic relations order. Each option award agreement shall specify the Grantee’s (or his or her beneficiary’s) rights in the event of retirement, death or other termination of employment.

For the Option to qualify for the exception to the restrictions imposed on non-qualified deferred compensation under Section 409A of the Code, the exercise price (per share of common stock) of any Option must at all times be no less than the fair market value of one share of the underlying common stock determined on the date the Option is granted.

Options may be subject to time and other vesting requirements, such as the attainment of individual or Company-related performance goals and targets as may be provided in the Award Agreement.

Stock Appreciation Rights.

Stock Appreciation Rights (or SARs) may be granted under the 2023 EP Plan in such amounts and under such other terms and conditions as the Committee shall determine. The base value of a SAR shall be equal to the fair market value of a share of the Company’s common stock on the date of grant. The term of any SAR granted under the 2023 EP Plan shall be determined by the Committee, provided that the term of any SAR may not exceed ten years.

SARs may be exercised upon such terms and conditions as are imposed by the Committee and set forth under the SAR award agreement. Upon the exercise of an SAR, the Grantee will receive the difference between the fair market value of a share of the Company’s common stock on the date of exercise and the base value of the SAR multiplied by the number of shares with respect to which the SAR is exercised. Payment due upon exercise may be in cash or by check; in shares of the Company’s common stock having a fair market value equal to the base value; if provided for in the Award Agreement, by the Grantee’s check in an amount at least equal to the par value of the common stock being acquired, together with a promissory note; by share withholding; or by a combination of the foregoing. Alternatively, if provided for in the SAR award agreement, the Grantee may elect to have the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the base value of the SAR being exercised. The Company may, in its sole discretion, withhold from any such cash payment any amount necessary to satisfy the Company’s obligation for withholding taxes with respect to such payment.

SARs may be transferred only under the laws of descent and distribution and, during the Grantee’s lifetime, shall be exercisable only by the Grantee or his or her legal representative. Additionally, SARs may be transferred in whole or in part during a Grantee’s lifetime, upon the approval of the Committee, to a Grantee’s family members through a gift or domestic relations order. Each SAR award agreement shall specify the Grantee’s (or his or her beneficiary’s) rights in the event of retirement, death or other termination of employment.

SARs may be subject to time and other vesting requirements, such as the attainment of individual or Company-related performance goals and targets.

Restricted Stock.

Restricted Stock are shares of common stock awarded to a Grantee in amounts and subject to vesting criteria and other terms and conditions as determined by the Committee. The Committee may impose conditions and/or restrictions on the vesting of any shares of Restricted Stock as it deems advisable, including, among others, length of service, corporate performance, or attainment of individual or group performance goals. The Restricted Stock is subject to forfeiture back to the Company in the event the vesting requirements are not met. The period during which such requirements are in effect is referred to as the “restriction period”.

Restricted Stock may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated until the shares are vested.

During the restriction period, the Grantee will be the record owner of the Restricted Stock and will be entitled to receive all dividends and other distributions paid with respect to the shares while they are so restricted. However, any dividends or distributions, whether paid in shares of Company stock, cash or other property, paid during the restricted period will be held by the Company or third party custodian or trustee and will be subject to the same restrictions as the Restricted Stock.

A Grantee will forfeit all shares of Restricted Stock which do not vest, along with any dividends or distribution on those shares paid during the restriction period, back to the Company.

Restricted Stock Units.

Each Restricted Stock Unit (or RSU) represents a promise by the Company to deliver to the Grantee one share of common stock at a predetermined date in the future. RSUs may be granted in the amounts and subject to terms and conditions as determined by the Committee. The Committee may impose the conditions and/or restrictions for the vesting of RSUs as it deems advisable, which may be of the same nature and type as those which may be imposed on Restricted Stock as described above. RSUs are subject to forfeiture in the event the vesting requirements are not met.

Stock Bonus Grants.

Stock bonus grants are shares of common stock which may be awarded to a Grantee as a bonus in the amounts and subject to such terms and conditions as determined by the Committee which may be of the same nature and type as those which may be imposed on Restricted Stock as described above. The Committee will set performance and other goals for the attainment of stock bonuses, which, depending on the extent to which they are met during the performance periods established by the Committee, will determine the number of bonus stock shares that will be paid to the Grantee.

Prior to the date on which a stock bonus grant is required to be paid, the stock bonus grant will constitute an unfunded, unsecured promise by the Company to distribute common stock in the future.

Liquidation, Merger, or Consolidation of the Company

If the Board approves a plan of liquidation or a merger or consolidation which results in a change in 50% or more of the voting control of the Company, the Committee may, in its sole discretion, provide that an Option must be exercised within 20 days following the date of such notice or it will be terminated. In the event such notice is given, the Option shall become immediately exercisable in full.

Grant Information

As of December 31, 2023, no awards have been made under the 2023 EP Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our voting stock as of March 25, 2024, based upon common shares outstanding and by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

•	each “named executive officer” of the Company;

•	each of our directors; and

•	all executive officers and directors as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Mobiquity Technologies, Inc. at the address set forth herein. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or the conversion of such person’s outstanding Preferred Stock) within 60 days after March 25, 2024, are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The percentage of shares owned as of March 25, 2024, is based upon 5,156,333 shares of Common Stock outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock	Number of Shares Underlying Convertible Preferred Stock, Options and Warrants	Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Directors and Executive Officers
Paul Bauersfeld	50	160,000	160,050	*
Dean L. Julia	3,659	999,833	1,003,492	16.2
Sean Trepeta	2,525	60,000	62,525	*
Sean McDonnell	168	51,667	51,835	*
Deepankar Katyal	–	61,068	61,068	*
Nate Knight	–	51,667	51,667	*
Gene Salkind	548,535	7,681,274	8,229,809	64.1
Anne S. Provost	–	51,667	51,667	*
Byron Booker	–	51,667	51,667	*
All Officers and directors as a group (nine persons)	454,937	9,168,843	9,658,336	67.4

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

Salkind October 2023 Loan

On October 10, 2023, the Company received a $300,000 loan from the Marital Trust GST Subject U/W/O Leopold Salkind (the “October 2023 Loan”), a related party through the Company’s Board chair. This unsecured loan has a maturity date of November 30, 2023, with interest at the rate of 15% per annum. The note is payable in cash on the maturity date; however, the debt holder has the right to convert the loan into restricted common stock at a conversion price of $0.70 per share or to apply the loan repayment to invest on the terms of any private financing completed by the Company prior to the maturity date. Exemption from registration for the aforesaid transactions is claimed under Section 4(2) of the Securities Act of 1933, as amended. In November 2023, the October 2023 Loan principal outstanding of $300,000 plus accrued and unpaid interest, were converted into shares of the newly designated Series G Preferred Stock.

2023 Stock Transactions with Officers and/or Directors

In April 2023, the Board of Directors or the Compensation Committee of the Company’s Board of Directors approved the following transactions:

•	Grant of 6,667 shares of restricted common stock to Gene Salkind, Chairman of the Board, for services previously rendered, based on a per share value of $2.505. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 3,333 shares of restricted common stock each to the Company’s CEO and another member of the Board of Directors for services as directors of the Company. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 2,000 shares of common stock to Mr. Salkind as payment for accrued and unpaid interest of approximately $5,000 based on a per share value of $2.505.
•	Grant of 4,791 shares of restricted common stock to the Company’s legal counsel as payment for accrued and unpaid services valued at $12,000 and $2.505 per share. Such shares are restricted from transfer until February 13, 2024.
•	Issuance of 104,143 shares of restricted common stock at a per share value of $2.55 as payment and full settlement of outstanding accounts payable with a total carrying amount of $265,564.

Share prices used in the above transaction were based on the market price of the Company’s common stock on the consummation dates of the transactions.

Salkind October 2023 Loan Conversion and Series G Preferred Stock Issuance

Effective November 7, 2023, Mr. Gene Salkind and parties associated with him (the “Series G Preferred Shareholders”), invested $1,503,495 into the Company’s newly created Series G Preferred Stock, formalized through three Subscription Agreements for the sale of a combined 300,789 shares of Series G Preferred Stock for total cash proceeds of $1,200,000, plus the conversion of $300,000 in principal and $3,495 in accrued interest from the Salkind October 2023 Loan (see Note 4). Each share of the Series G Preferred Stock is convertible by the Series G Preferred Shareholders at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.50 per Common Share (Series G Conversion Ratio). The Series G Preferred Stock will automatically convert at the same Series G Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $5.00 per share for ten (10) consecutive trading days. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

Series H Preferred Stock Issuances

On December 18, 2023, the Series G Preferred Shareholders agreed to exchange all 300,789 of the Series G Preferred Stock into 751,730 shares of the Company’s newly created Series H Preferred Stock. Also our legal counsel agreed to exchange $33,000 of monies owed to the law firm for 16,500 shares of Series H preferred Stock. Each share of the Series H Preferred Stock is convertible at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.20 per Common Share (Series H Conversion Ratio). The Series H Preferred Stock will automatically convert at the same Series H Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $2.00 per share for ten (10) consecutive trading days or on December 31, 2026, whichever is earlier. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 3(a)(9) of the Securities Act of 1933, as amended.

In December 2023, the Company’s board of directors approved a 2023 Employee Benefit and Compensation Plan covering shares of common stock. On December 19, 2023, the Board approved granting five-year Non-Statutory Stock Options to purchase 1,800,000 shares of common stock, exercisable at $.20 per share to various officers, directors, employees and consultants. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

Notes to the Financial Statements and Other Disclosures

The disclosures contained in this Form 10-K, in particular in the notes to our consolidated financial statements describe various other transactions between the Company’s and its officers, directors and principal shareholders.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered for the audit of the Company’s consolidated financial statements and fees for other services. On July 16, 2018, the Company engaged BF Borgers CPA PC as our registered independent public accountants. Their fees are described in the table below. In 2022 we engaged D Brooks and Associates CPA’s PC starting for the second quarter of 2022 and Assurance Dimensions and Associates in the second quarter of 2023.

	Year Ended December 31,
	2023	2022
Audit fees	$51,000	$54,000
Audit- related fees	86,000	55,000
Tax fees	–	–
All other fees	25,822	66,000
Total fees	$162,822	$175,000

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

New Auditor

In June of 2023, the Company engaged Assurance Dimensions as its new registered independent public accounting firm. For the period June 2023 through December 31, 2023, we paid Assurance Dimensions for its review of the quarterly financial statements and other Exchange Act matters.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8 FINANCIAL STATEMENTS as the financial statements of the Company for the years ended December 31, 2023, and 2022:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Notes to Consolidated Financial Statements

Item 16. Exhibits

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)

Exhibit
Number	Exhibit Title
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022 with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019 ***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
3.23	Amendment to Certificate of Incorporation dated November 27, 2023*
3.24	Amendment to Certificate of Incorporation dated December 28, 2023*

Exhibit
Number	Exhibit Title
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019 ***
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019 ***
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019***
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019***
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant***
4.19	Form of Series 2023 Warrant***
4.20	Form of Pre-funded Warrant(Form 2023)***
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Amendment dated February 13, 2023 to Promissory Note dated December 30, 2022 issued to Walleye*****

Exhibit
Number	Exhibit Title
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye(Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with section 302of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with section 302of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant’s Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)
99.7	2023 Employee Benefit and Consulting Compensation Plan*
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

_______________

*	Filed herewith.
**	To be filed by amendment
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364.
****	Previously filed under Form S-1 Registration Statement File No.333-269293.
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572

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

April 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dean L. Julia	Principal Executive Officer and Director	April 8, 2024
Dean L. Julia

/s/Anne S. Provost	Director	April 8, 2024
Anne S. Provost

/s/ Byron Booker	Director	April 8, 2024
Byron Booker

/s/Sean J. McDonnell, CPA	Principal Financial Officer	April 8, 2024
Sean J. McDonnell

/s/Nate Knight	Director	April 8, 2024
Nate Knight

/s/Gene Salkind	Chairman of the Board	April 8, 2024
Gene Salkind

Dean L. Julia, Anne S. Provost, Byron Booker, Nate Knight and Dr. Gene Salkind represent all the current members of the Board of Directors.

