Form 10-Q
period 2024-03-31
Mobiquity Technologies, Inc.
filed 2024-05-20
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

(516) 246-9422

(Registrant's telephone number)

Not Applicable

(Former name, address, and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value and Common Stock Purchase Warrants

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

The number of shares outstanding of the registrant’s common stock, as of May 17, 2024, was 5,790,260.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Consolidated Balance Sheets

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets
Cash	$73,068	$528,272

Accounts receivable	1,245,325	1,192,538
Less: Allowance for credit losses	(1,201,573)	(1,157,910)
Accounts receivable, net	43,752	34,628

Prepaid and other current assets	107,761	149,635
Total Current Assets	224,581	712,535

Property and equipment, net	6,053	7,298

Goodwill	1,352,865	1,352,865
Intangible assets, net	19,122	76,488
Capitalized software development costs, net	2,518,520	2,049,908

Total Assets	$4,121,141	$4,199,094

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,822,317	$1,626,914
Accrued interest - related party	3,736	–
Contract liabilities	229,449	195,135
Debt, current portion, net	480,451	168,717
Total Current Liabilities	2,535,953	1,990,766

Total Liabilities	2,535,953	1,990,766

Commitments and Contingencies (Note 8)

Stockholders' Equity (Deficit)

AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3

Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6

Preferred stock Series H; $0.0001 par value, 770,000 share authorized, 768,473, share issued and outstanding	78	78

Common stock; $0.0001 par value, 100,000,000 shares authorized, 5,236,260 and 3,994,926 shares issued, 5,233,743 and 3,992,426 shares outstanding	524	400

Treasury stock, at cost, $0.0001 par value 2,517 and 2,500 shares outstanding	(1,350,006)	(1,350,000)
Additional paid-in capital	221,017,182	220,598,180
Accumulated deficit	(218,082,599)	(217,040,339)
Total Stockholders' Equity (Deficit)	1,585,188	2,208,328
Total Liabilities and Stockholders' Equity (Deficit)	$4,121,141	$4,199,094

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenues	$263,282	$132,224

Cost of revenues	211,269	62,808

Gross profit	52,013	69,416

Operating expenses
General and administrative expenses	999,293	1,273,534
Depreciation and amortization	101,818	152,213
Total operating expenses	1,101,111	1,425,747

Loss from operations	(1,049,098)	(1,356,331)

Other income (expense)
Interest expense	(57,087)	(361,237)
Interest income	4,601	764
Total other expense - net	(52,486)	(360,473)

Net loss before income taxes	(1,101,584)	(1,716,804)

Income tax benefit	59,324	–

Net loss	$(1,042,260)	$(1,716,804)

Loss per share - basic	(0.24)	(1.51)
Loss per share - diluted	(0.24)	(1.51)

Weighted average number of shares outstanding - basic	4,374,453	1,136,834
Weighted average number of shares outstanding - diluted	4,374,453	1,136,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series AAA Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2022	61,688	$6	–	$–	–	$–	–	$–	31,413	$3
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	–	–	–	–
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	–	–	–	–	–	–
Incentive common stock and warrants issued with long-term debt	–	–	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	–	–
Balance, at March 31, 2023	61,688	$6	–	$–	–	$–	–	$–	31,413	$3

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series AAA Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2023	61,688	$6	–	$–	–	$–	768,473	$78	31,413	$3
Common stock issued for services	–	–	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–	–	–
Repurchase of common stock held in Treasury	–	–	–	–	–	–	–	–	–	–
Accrued Series H Preferred Stock cash dividends	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–
Balance, at March 31, 2024	61,688	$6	–	$–	–	$–	768,473	$78	31,413	$3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

For the Three Months Ended March 31, 2024 and 2023 (Continued)

	Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance, at December 31, 2022	620,776	$62	$211,846,321	2,500	$(1,350,000)	$(210,507,222)	$(10,830)
Common stock and pre-funded warrants issued under public offering, net of issuance costs	251,843	25	3,207,475	–	–	–	3,207,500
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	229,327	23	(23)	–	–	–	–
Incentive common stock and warrants issued with long-term debt	34,849	4	708,460	–	–	–	708,464
Stock based compensation	–	–	12,304	–	–	–	12,304
Net Loss	–	–	–	–	–	(1,716,804)	(1,716,804)
Balance, at March 31, 2023	1,136,795	$114	$215,774,537	2,500	$(1,350,000)	$(212,224,026)	$2,200,634

	Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance, at December 31, 2023	3,994,926	$400	$220,598,180	2,500	$(1,350,000)	$(217,040,339)	$2,208,328
Common stock issued for services	118,000	12	64,988	–	–	–	65,000
Common stock issued for cash	1,123,334	112	399,888	–	–	–	400,000
Stock based compensation	–	–	234	–	–	–	234
Repurchase of common stock held in Treasury	–	–	–	17	(6)	–	(6)
Accrued Series H Preferred Stock cash dividends	–	–	(46,108)	–	–	–	(46,108)
Net loss	–	–	–	–	–	(1,042,260)	(1,042,260)
Balance, at March 31, 2024	5,236,260	$524	$221,017,182	2,517	$(1,350,006)	$(218,082,599)	$1,585,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,042,260)	$(1,716,804)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,245	2,027
Provision for credit losses	43,663	19,843
Amortization of intangible assets	57,366	150,184
Amortization of capitalized software development costs	43,207	–
Amortization of debt discount	53,351	360,993
Stock issued for services	65,000	–
Stock-based compensation	234	12,304
Income tax benefit	59,324	–
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(52,787)	162,607
(Increase) decrease prepaid expenses and other assets	41,874	47,500
Increase (decrease) in accounts payable and accrued expenses	93,707	(639,421)
Increase (decrease) in contract liabilities	34,314	(5,682)
Net cash used in operating activities	(601,762)	(1,606,449)

Cash flows from investing activities
Increase in software development costs	(511,819)	(501,075)

Cash flows from financing activities
Proceeds from the issuance of debt, net of discounts and debt issuance costs	394,350	1,011,500
Common stock issued for cash, net	400,000	–
Repayments on notes payable	(135,967)	(150,000)
Issuance of common stock and pre-funded warrants, net of issuance costs		3,207,500
Repurchase of treasury stock	(6)	–
Net cash provided by financing activities	658,377	4,069,000

Net change in cash	(455,204)	1,961,476

Cash - beginning of period	528,272	220,854

Cash - end of period	$73,068	$2,182,330

Supplemental disclosure of cash flow Information
Cash paid for interest	$53,067	$245
Cash paid for taxes	$–	$294

Supplemental disclosure of non-cash investing and financing activities:
Issuance of incentive shares with debt recorded as debt discount	$–	$122,426
Warrants issued with debt recorded as debt discount	$–	$586,038
Common stock issued under cashless warrant exercises	$–	$344
Accrual of Series H Preferred stock dividends	$46,108	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Mobiquity Networks, Inc.

Mobiquity Networks, Inc. is a wholly owned subsidiary of Mobiquity Technologies, Inc., commencing operations in May 2018. Mobiquity Networks started and developed as a mobile advertising technology company focused on driving foot-traffic throughout its indoor network and has evolved and grown into a next generation data intelligence company. Mobiquity Networks, Inc. operates our data intelligence platform business.

Advangelists, LLC

Advangelists LLC is a wholly owned subsidiary of Mobiquity Technologies, Inc., acquired through a merger transaction in December 2018, and operates our ATOS platform business.

Reverse Stock Split

On August 7, 2023, we effected a one-for-15 reverse stock split. The consolidated financial statements and notes thereto give retroactive effect to the reverse stock split as if the split had occurred prior to the dates on the consolidated financial statements included herein.

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2024, the Company had:

•	Net loss of $1,042,260 and
•	Net cash used in operations was $601,762

Additionally, at March 31, 2024, the Company had:

•	Accumulated deficit of $218,082,599
•	Stockholders’ equity of $1,585,188, and
•	Working capital deficit of $2,265,264

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $73,068 at March 31, 2024.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the year ended December 31, 2023, and the quarter ended March 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (U.S. GAAP) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 8, 2024.

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

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of Company assets and liabilities, including the allowance for credit losses, stock-based compensation, the deferred tax asset valuation allowance, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. At March 31, 2024 and December 31, 2023, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s long-term debt approximates its carrying value based on current financing rates available to the Company.

The Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 1, Level 2, or Level 3 instruments.

Cash and Cash Equivalents and Concentrations of Risk

For the purposes of presentation in the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

On March 31, 2024, and December 31, 2023, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2024 and December 31, 2023, the Company did not experience any losses on cash balances in excess of FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows.

For the quarters ended March 31, 2024, and 2023, sales of our products to three customers and two customers generated approximately 87% and 55% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on our results of operations and financial condition.

Accounts Receivable and Allowance for Credit Losses

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

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. four and five of our customers combined accounted for approximately 56% and 61% of outstanding accounts receivable at March 31, 2024 and December 31, 2023, respectively.

The Company had net accounts receivable, net, of $43,752 and $34,628 at March 31, 2024 and December 31, 2023, respectively.

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

The allowance for credit losses for accounts receivable and the related activity, for the three months ended March 31, 2024 is as follows:

Balance, December 31, 2023	$1,157,910
Provision for credit losses	43,663
Balance, March 31, 2024	$1,201,573

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

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was recognized by the Company for the three months ended March 31, 2024 and 2023.

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

Goodwill

The Company’s goodwill represents the excess of the consideration transferred for the acquisition of Advangelists, LLC in December 2018 over the fair value of the underlying identifiable net assets acquired. Goodwill is not amortized but instead, it is tested for impairment at least annually. If management determines that the value of goodwill has become impaired, the Company will record a charge in an amount equal to the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit during the fiscal quarter in which the determination is made.

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of March 31, 2024, and December 31, 2023. No impairment of goodwill was recognized by the Company during fiscal 2023 or the quarter ended March 31, 2024.

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

Terms of financial instruments are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each reporting period, with any increase or decrease in the fair value being recorded in the results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. As of March 31, 2024, and December 31, 2023, the Company had no derivative instruments.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discount or debt issuance costs and amortized to interest expense in the consolidated statements of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the three months ended March 31, 2024 and 2023, the Company recorded $53,351 and $360,993 in interest expense associated with the amortization of debt discounts and debt issuance costs incurred on debt issued during the periods. Unamortized debt discounts remaining at March 31, 2024 were approximately $82,000 and are expected to be fully amortized during 2024. See Note 4 regarding the accounting for debt discounts and debt issuance costs during 2024 and 2023.

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

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services (performance obligations), the Company must apply a judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation. Currently, the Company does not have any contracts that contain multiple performance obligations.

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts at December 31, 2023, and March 31, 2024, contained a significant financing component or variable consideration terms.

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

The Company satisfies performance obligations at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Under both managed services arrangements and self-service arrangements, the Company’s promised services under the contracts include identification, bidding and purchasing of advertisement opportunities. The Company also generally has discretion in establishing the pricing of the ads. Since the Company is controlling the promise to deliver the contracted services, the Company is considered the principal in all arrangements for revenue recognition purposes. The performance obligations are satisfied, and revenue recognition, primarily upon publication of customer advertising content.

All revenues recognized were derived from internet advertising for the quarters ended March 31, 2024, and 2023.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of March 31, 2024, and December 31, 2023, there were $229,449 and $195,135, respectively, in contract liabilities outstanding. Contract liabilities are expected to be recognized as revenue within the year following their respective period end.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations. Advertising costs incurred were insignificant for the quarters ended March 31, 2024, and 2023.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2024, and December 31, 2023, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the quarters ended March 31, 2024 and 2023. Open tax years subject to examination by the Internal Revenue Service generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdictions generally remain open for up to four years from the filing date.

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

Recently Adopted Accounting Pronouncements

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

NOTE 3: INTANGIBLE ASSETS

Definite-Lived Intangible Assets

The definite-lived intangible assets consist of capitalized software development costs and a customer relationship asset acquired through the Advangelists, LLC acquisition in 2018. The intangible assets are being amortized over their estimated useful lives of five years. The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are also reviewed for impairment or obsolescence when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

	Useful Lives	March 31, 2024	December 31, 2023

Customer relationship	5 years	$3,003,676	$3,003,676
Less accumulated amortization		(2,984,554)	(2,927,188)
Net carrying value		$19,122	$76,488

Software development costs	5 years	$2,669,751	$2,157,932
Less accumulated amortization		(151,231)	(108,024)
Net carrying value, software development costs		$2,518,520	$2,049,908

During the three months ended March 31, 2024, and 2023, the Company recognized $57,366 and $150,184 in amortization expense, respectively, related to the customer relationship intangible asset, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

During the three months ended March 31, 2024, the Company recognized $43,207 of amortization expense related to software development costs, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of March 31, 2024, the Company has capitalized a total of approximately $2,158,000 of costs associated with the development of its new software enhancements, referred to as ATOS4P and AdHere. Approximately $512,000 in costs were capitalized during the three months ended March 31, 2024 related to the AdHere enhancement specifically. The Company commenced marketing its ATOS4P enhancement to the general public during the second quarter of 2023.. As of March 31, 2024, the Company has not commenced amortization of the costs associated with the AdHere technology as the product had not yet been released to the general public. The release of AdHere to the general public is expected to occur in the second quarter of 2024.

Future annual amortization of customer relationships and ATOS4P software development costs for products being marketed at March 31, 2024, is as follows:

	Software Development Costs	Customer Relationships
2024	$129,627	$19,122
2025	172,836	–
2026	172,836	–
2027	172,836	–
2028	64,813	-
Total	$712,948	$19,122

The table above excludes capitalized costs associated with the AdHere enhancement as it is unknown what the annual amortization amounts will be at March 31, 2024.

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

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and was payable on or before September 30, 2023, and it provided that the Investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the SPA, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. On June 30, 2023, the secured debt was paid in full through the proceeds of the Company’s June 2023 Offering. See Note 5.

The aforementioned Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the SPA. The fair values of the Investor Warrant, the Incentive Shares, the OID of $287,500, and the $138,500 in debt issuance costs paid, were recorded as debt discounts and debt issuance costs totaling $1,134,466. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the quarter ended March 31, 2023, $360,993 in amortization on the debt discounts was recognized as interest expense and is included on the accompanying consolidated statement of operations for the quarter ended March 31, 2023.

Salkind Loans

On October 10, 2023, the Company received a $300,000 loan from the Marital Trust GST Subject U/W/O Leopold Salkind (Salkind October 2023 Loan), a related party through the Company’s Board chair. This unsecured loan has a maturity date of November 30, 2023, with interest at the rate of 15% per annum. The note is payable in cash on the maturity date; however, the debt holder has the right to convert the loan into restricted common stock at a conversion price of $0.70 per share or to apply the loan repayment to invest on the terms of any private financing completed by the Company prior to the maturity date. Exemption from registration for the aforesaid transactions is claimed under Section 4(2) of the Securities Act of 1933, as amended. In November 2023, the Salkind October 2023 Loan principal outstanding of $300,000 plus accrued and unpaid interest, were converted into shares of the newly designated Series G Preferred Stock. See Note 5.

In February 2024, Dr. Salkind, Board Chair, loaned the Company $150,000 of short-term debt financing for working capital. The unsecured loan is payable on demand and bears interest at 10% per annum, payable monthly.

Merchant Agreements

In November 2023, the Company entered into an agreement for the purchase and sale of future receivables (2023 Merchant Agreement) with a financial institution in exchange for $200,000 in funding (the 2023 Purchase Price). The 2023 Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of $272,000 is paid. The Company recorded a debt discount associated with the 2023 Merchant Agreement totaling $72,000 which is being amortized through interest expense over the expected term of the agreement of 170 days. The Company recognized $30,995 in interest expense associated with the amortization of the debt discount for the three months ended March 31, 2024. In connection with the 2023 Merchant Agreement, and as additional consideration, the Company has agreed to issue shares of its Common Stock to the financial institution in an amount equal to 5% of the Purchase Price. The number of shares issued is equal to 5% of the 2023 Purchase Price divided by the average closing per share price of the common stock for the previous twenty (20) days from the signed date of the 2023 Merchant Agreement. The balance of the 2023 Merchant Agreement funding is expected to be repaid in full during 2024.

In February 2024, the Company entered into an agreement for the purchase and sale of future receivables (2024 Merchant Agreement) with the same financial institution associated with the 2023 Merchant Agreement for the sale of future receivables in exchange for $150,000 in funding (the 2024 Purchase Price), less a $7,500 origination fee. The 2024 Purchase Price is to be repaid through daily payments representing 10% of future customer payments receivables until a total of approximately $205,350 is paid. The Company recorded a debt discount associated with the 2024 Merchant Agreement totaling $62,850 which is being amortized through interest expense over the expected term of the agreement of 170 days. The Company recognized $21,230 in interest expense associated with the amortization of the debt discount for the three months ended March 31, 2024. The balance of the 2024 Merchant Agreement funding is expected to be repaid in full during 2024.

2024 Promissory Note

On March 13, 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount (OID) of $16,500 (2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024, through the maturity date of January 15, 2025. In addition to the OID, the Company paid $8,150 in issuance costs associated with the 2024 Promissory Note, and recorded a debt discount totaling $24,650 which is being amortized over the repayment period of the principal through interest expense. The Company recognized $1,126 in interest expense for the three months ended March 31, 2024 associated with amortization of the debt discount on the 2024 Promissory Note. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the 2024 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the 2024 Promissory Note.

Following is a summary of debt outstanding at December 31, 2023 and March 31, 2024:

	March 31, 2024	December 31, 2023
Salkind Loan	$150,000	$–
2024 Promissory Note	126,500	–
Merchant Agreements	285,472	216,089
Total Debt	561,972	216,089
Less: Unamortized debt discounts	(81,521)	(47,372)
Current portion of debt	480,451	168,717

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

Of the 5,000,000 shares of preferred stock authorized, the Board of Directors has designated the following:

•	1,500,000 shares as Series AA Preferred Stock, none outstanding
•	1,250,000 shares as Series AAA Preferred Stock, 31,413 shares outstanding
•	1,250 shares as Series AAAA Preferred Stock, all previously outstanding shares of which have been redeemed or converted
•	1,500 shares as Series C Preferred Stock, none outstanding
•	2 shares as Series B Preferred Stock, all previously outstanding shares of which have been redeemed or converted
•	70,000 shares as Series E Preferred Stock, 61,688 shares outstanding
•	One share of Series F Preferred Stock, none outstanding
•	300,789 shares of Series G Preferred Stock, none outstanding
•	770,000 shares of Series H Preferred Stock, 768,473 outstanding

Rights Under Preferred Stock

The Company’s classes of preferred stock include the following provisions:

Optional Conversion Rights of Preferred Stock

•	Series AA – one share convertible into 3.33 shares of common stock
•	Series AAA – one share convertible into 6.67 shares of common stock
•	Series C – one share convertible into 6,667 shares of common stock
•	Series E – one share at a rate of its Stated Value, as defined, divided by $0.08, convertible commencing January 31, 2020
•	Series G – one share convertible into shares of common stock at a rate of its Stated Value ($5.00 at March 31, 2024) divided by $0.50 (Series G Conversion Ratio)
•	Series H – one share convertible into shares of common stock at a rate of its Stated Value ($2.00 at March 31, 2024) divided by $0.20 (Series H Conversion Ratio)

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

Commencing January 2, 2024, the holders of outstanding shares of Series H Preferred Stock shall receive a monthly dividend of 1% of the Stated Value per share. The dividend shall be paid at the election of the majority holder of the Series H Preferred Stock in cash or in common stock. If the election is for cash payment, the Company has the right to deliver a one-year secured note bearing interest at the rate of 15% per annum in lieu of paying cash. For the quarter ended March 31, 2024, the Company accrued for cash dividends totaling $46,108 to the Series H Preferred Stock shareholders. Settlement of the dividend liability is expected to take place during the quarter ending June 30, 2024.

Liquidation Preference

The Series G and Series H Preferred Stock have a liquidation preference of the Stated Value per share plus accrued and unpaid dividends.

Shares Issued for Services

On October 6, 2023, the Company entered a one-year consulting contract with Mr. Gene Salkind, its Chairman of the Board, to provide business consulting services to the Company. Mr. Salkind received 150,000 shares of restricted common stock, valued at $103,500, in consideration of his services under this agreement. The value of the shares issues is being amortized straight-line over the one-year term of the agreement. The Company recognized $25,875 in general and administrative expense related to this amortization for the quarter ended March 31, 2024.

In December 2023, the Company entered into a one-year consulting contract with an unrelated party. In accordance with the contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. In addition, the consultant is to receive monthly cash payments of $12,500 over the term of the agreement. The value of the signing bonus, shares of restricted common stock, and warrants, totaling $64,000, was recorded as a prepaid asset on the accompanying consolidated balance sheet and is being amortized through general and administrative expenses over the one-year term of the agreement. For the quarter ended March 31, 2024, the Company recognized $16,000 of expense associated with amortization of the prepaid asset with $44,310 remaining unamortized at March 31, 2024.

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

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and is payable on or before September 30, 2023, and it provides that the Investor may demand prepayment after March 31, 2023, and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the Agreement, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 Offering (see below). During the second quarter of 2023, the secured debt was paid in full through the proceeds of our June 2023 Offering.

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the Agreement, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Agreement. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the Agreement. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the period ended June 30, 2023, $377,149 in amortization on the debt discounts was recognized as interest expense on the accompanying consolidated statement of operations, and the remaining unamortized debt discounts of $396,322 were written off as loss on debt extinguishment upon full settlement of the Investor Note in conjunction with proceeds received from the June 2023 Offering.

February 2023 Offering

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

Pursuant to the terms of the Underwriter agreement, and as partial consideration to the Underwriter, the Company issued a warrant for the purchase of 26,882 shares of common stock, exercisable from February 14, 2023, through February 14, 2028, at an initial exercise price of $7.6725 per share. This warrant was cancelled by the underwriter on or about June 30, 2023, in connection with the completion of the June 2023 Offering described below. The Company also granted the Underwriter a 45-day option to purchase up to an additional 80,645 shares and/or pre-funded warrants in lieu of shares and accompanying Series 2023 Warrants to purchase 120,968 shares at the public offering price less the underwriting discounts and commissions, to cover over-allotments, if any. No additional shares or pre-funded warrants were purchased by the Underwriter. The Company paid a cash fee to the Underwriter equal to 8% of the gross proceeds raised in the February 2023 Offering, plus a reimbursement of Underwriter fees totaling $242,500.

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

June 2023 Offering

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

Other 2023 Stock Transactions

In April 2023, the Board of Directors or the Compensation Committee of the Company’s Board of Directors approved the following transactions:

•	Grant of 6,667 shares of restricted common stock to Gene Salkind, Chairman of the Board, for services previously rendered, based on a per share value of $2.505.
•	Grant of 3,333 shares of restricted common stock each to the Company’s CEO and another member of the Board of Directors for services as directors of the Company.
•	Grant of 2,000 shares of common stock to Gene Salkind as payment for accrued and unpaid interest of approximately $5,000 based on a per share value of $2.505.
•	Grant of 4,791 shares of restricted common stock to the Company’s legal counsel as payment for accrued and unpaid services valued at $12,000 and $2.505 per share.
•	Issuance of a total of 31,891 shares of restricted common stock at a per share value of $2.52 as payment and full settlement of outstanding accounts payable with a total carrying amount of $80,411.

Share prices used in the above transaction were based on the market price of the Company’s common stock on the consummation dates of the transactions.

Salkind October 2023 Loan Conversion and Series G Preferred Stock Issuance

Effective November 7, 2023, Mr. Gene Salkind and parties associated with him (the Series G Preferred Shareholders), invested $1,503,495 into the Company’s newly created Series G Preferred Stock, formalized through three Subscription Agreements for the sale of a combined 300,789 shares of Series G Preferred Stock for total cash proceeds of $1,200,000, plus the conversion of $300,000 in principal and $3,495 in accrued interest from the Salkind October 2023 Loan (see Note 4). Each share of the Series G Preferred Stock is convertible by the Series G Preferred Shareholders at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.50 per Common Share (Series G Conversion Ratio). The Series G Preferred Stock will automatically convert at the same Series G Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $5.00 per share for ten (10) consecutive trading days. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

Series H Preferred Stock Issuances

On December 18, 2023, the Series G Preferred Shareholders agreed to exchange all 300,789 of the Series G Preferred Stock into 751,730 shares of the Company’s newly created Series H Preferred Stock. Also, our legal counsel agreed to exchange $33,000 of monies owed to the law firm for 16,500 shares of Series H Preferred Stock. Each share of the Series H Preferred Stock is convertible at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.20 per Common Share (Series H Conversion Ratio). The Series H Preferred Stock will automatically convert at the same Series H Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $2.00 per share for ten (10) consecutive trading days or on December 31, 2026, whichever is earlier. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 3(a)(9) of the Securities Act of 1933, as amended.

Issuance of Common Stock for Settlement of Liabilities

In January 2024, the Company issued 100,000 shares of its common stock at a per share price of $0.53 in full settlement of vendor liabilities outstanding at an amount equal to $53,000. In March 2024, the Company issued 18,000 shares of its common stock in settlement of outstanding vendor liabilities at an amount equal to $12,000 stock at per share prices ranging from $0.50 to $1.00.

Issuance of Common Stock for Cash

Between January and March 2024, the Company raised a total of $400,000 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 1,123,334 shares at per share prices ranging from $0.30 to $0.60.

Treasury Stock

In the three months ended March 31, 2024, the Company repurchased 17 shares of common stock in the first quarter of March 31,2024 for an insignificant amount of money, recorded as treasury stock. There were no repurchases of the Company’s common stock for the year ended December 31, 2023.

NOTE 6 – STOCK OPTION PLANS AND WARRANTS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the 2005 Plan) for the granting of up to 334 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 667 shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 667 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 (the 2009 Plan). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 1,667 shares. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 1,667 shares (the 2016 Plan) and approved moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019 the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 5,000 shares (the 2018 Plan). On April 2, 2019, the Board approved the 2019 Plan identical to the 2018 Plan, except that the 2019 Plan covers 10,000 shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the 2021 Plan identical to the 2018 Plan, except that the 2021 Plan covers 73,334 shares. The 2021 Plan required stockholder approval by October 13, 2022, to be able to grant incentive stock options under the 2021 Plan. On April 17, 2023, the Board approved an Equity Participation Plan similar to the Plans described herein, except that this Plan also provides for the grant of Restricted Unit Awards (the 2023 EP Plan). Under the 2023 EP Plan, which was approved by stockholders on May 15, 2023, a maximum of 166,667 shares may be granted under the 2023 EP Plan. On December 19, 2023, the Board approved the 2023 Plan identical to the 2018 Plan, except that the 2023 Plan covers 2,000,000 shares. The 2005 Plan, 2009 Plan, 2016 Plan, 2018 Plan, 2019 Plan, 2021 Plan, the 2023 EP Plan, and 2023 Plan are collectively referred to as the “Plans.”

In April of 2022 and April 2023, Dean Julia was granted 833 options each year from the Company’s 2021 Plan with immediate vesting, at an exercise price of $23.25 and $3.30 and expiration of April 2031 and April 2032, respectively.

In March and April 2023, Nate Knight and Byron Booker, respectively, were each granted 1,667 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $3.30, and expiration of March 2028 and April 2028, respectively.

On December 19, 2023, the board approved, under the 2023 Plan, granting five-year Non-Statutory Stock Options to purchase 1,800,000 shares of common stock, immediately exercisable at $0.20 per share to various officers, directors, employees and consultants. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. No options were granted during the quarter ended March 31, 2024. The weighted average assumptions made in calculating the fair values of options granted during quarter ended March 31, 2023 are as follows:

Quarter Ended March 31, 2023
Expected volatility	165.43%
Expected dividend yield	–
Risk-free interest rate	3.73%
Expected term (in years)	5

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,876,275	$9.11	5.05	$252,000
Granted	–	$–	–	$–
Cancelled or expired	(551)	$–	–	$–
Outstanding, March 31, 2024	1,875,724	$8.67	5.18	$1,512,000
Options exercisable, March 31, 2024	1,875,721	$8.67	5.00	$1,512,000

The aggregate intrinsic value of options outstanding and options exercisable on March 31, 2024, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices lower than the $1.04 closing price of the Company’s common stock on March 31, 2024. Stock-based compensation expense related to stock options was $234 and $12,304 for the three months ended March 31, 2024, and 2023, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of March 31, 2024, the unamortized compensation cost related to unvested stock option awards is $932, with $702 and $230 expected to be recognized during fiscal 2024 and 2025, respectively.

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

No warrants were issued during the three months ended March 31, 2024. The weighted average assumptions made in calculating the fair value of warrants granted during the three months ended March 31, 2023, are as follows:

	Quarter Ended March 31,
	2024	2023
Expected volatility	–	172.63%
Expected dividend yield	–	–
Risk-free interest rate	–	3.85%
Expected term (in years)	–	5

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	653,357	$58.54	4.20	$28,000
Granted	–	$–	–	$–
Cancelled or expired	–	$–	–	$–
Outstanding, March 31, 2024	653,357	$58.54	3.47	$168,000
Warrants exercisable, March 31, 2024,	653,357	58.54	3.47	$168,000

NOTE 7 – EARNINGS (LOSS) PER SHARE

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

The following potentially dilutive equity securities outstanding as of March 31, 2024, and December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023
Convertible notes payable and accrued interest	–	–
Stock options	1,875,724	1,876,275
Warrants	653,358	653,358
Series AAA preferred stock	209,525	209,525
Series E preferred stock	10,281	10,281
Series H preferred stock	7,684,730	7,684,730
Total common stock equivalents	10,433,618	10,434,169

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into six years ago in April 2017 which terminated Mr. Trepeta’ s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’ s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 Million in damages. Based on the Company’s initial internal review of the situation, the Company believes the claims lack merit and it intends to vigorously defend same. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’ s action was granted but Mr. Trepeta has filed a notice of appeal. Due to uncertainties inherent in litigation, the Company cannot predict the outcome of this matter at this time.

NOTE 9 – SUBSEQUENT EVENTS

Merchant Agreement

In April 2024, the Company entered into an agreement for the purchase and sale of future receivables (Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $250,000 in funding (the Purchase Price). The Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of approximately $342,250 is paid. In connection with the Merchant Agreement, and as additional consideration, the Company has agreed to issue shares of its common stock to the financial institution in an amount equal to 5% of the Purchase Price. The number of shares issued is equal to 5% of the Purchase Price divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the signed date of the Merchant Agreement. The balance of the Merchant Agreement funding is expected to be repaid in full during 2024. This agreement superseded the Merchant Agreement executed in November 2023.

Promissory Notes

In April 2024, the Company issued a promissory note in the principal amount of $96,000 with an Original Issue Discount of $16,000. Interest is charged on the principal at 15% upon issuance of the promissory note, totaling $14,400, and is payable, along with principal, in ten individual payments of $11,040 commencing May 30, 2024 through the maturity date of March 31, 2025. Solely upon an event of default, and at the option of the holder of the promissory note, all amounts outstanding under the promissory note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the promissory note shall become due and payable at 150% of the outstanding principal amount of the promissory note plus accrued and unpaid interest, plus any other amounts owed under the promissory note.

Issuance of Common Stock for Cash

Between April 1, 2024 and May 17, 2024, the Company raised a total of $277,000 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 554,000 shares of common stock at a price of $0.50 per share price. The Company has also received subscriptions for additional $275,000 at the same price per share which are expected to be paid during the week of May 20, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company.

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2023 which includes our audited financial statements for the years ended December 31, 2023 and 2022 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of March 31, 2024, and 2023 includes the accounts of Mobiquity Technologies, Inc. (the “Company”) and its wholly owned subsidiaries.

This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2024.

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

Data Intelligence Platform

Our data intelligence platform provides precise data and insights on consumer’s real-world behavior and trends for use in marketing and research. Our management believes, based on our experience in the industry, that we provide one of the most accurate and scaled solutions for data collection and analysis, utilizing multiple internally developed proprietary technologies.

We provide our data intelligence platform to our customers on a managed services basis, and offer a self-service alternative through our MobiExchange product, which is a software-as-a-service (or SaaS) fee model. MobiExchange is a data-focused technology solution that enables users to rapidly build actionable data and insights for its own use. MobiExchange’s easy-to-use, self-service tools allow anyone to reduce the complex technical and financial barriers typically associated with turning offline data, and other business data, into actionable digital products and services. MobiExchange provides out-of-the box private labeling, flexible branding, content management, user management, user communications, subscriptions, payment, invoices, reporting, gateways to third party platforms, and help desk, among other things.

Publisher Platform for Monetization and Compliance

Our content publisher platform is a single-vendor ad tech operating system that allows publishers to better monetize their opt-in user data and advertising inventory. The platform includes tools for: consent management, audience building, a direct advertising interface and inventory enhancement. Our publisher platform provides content publishers with the functionality to use its user identifier data to create inventories of profiled data segments and to target audiences with advertising using that data, in a data privacy compliant manner.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On March 31, 2024, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

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

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: On September 30, 2022, the FASB issued ASU 2022-03 (ASU 2022-03), which clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security. The ASU also requires specific disclosures related to such an equity security, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. ASU 2022-03 clarifies that a “contractual restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). The ASU also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. For public business entities, ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2022-03, effective January 1, 2024, did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

Results of Operations

Quarter ended March 31, 2024, Compared to Quarter ended March 31, 2023

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	March 31, 2024	March 31, 2023
Revenues	$263,282	$132,224
Cost of revenues	211,269	62,808
Gross profit	52,013	69,416
Total operating expenses	1,101,111	1,425,747
Loss from operations	$(1,049,098)	$(1,356,331)

We generated revenues of $263,282 in the first quarter of 2024 compared to $132,224 for the same period of 2023, an increase of $131,058. The increase can be directly attributed to the uptick of political revenue in 2024. The Company has developed several new features which we believe will help grow revenue throughout the remainder of 2024.

Cost of revenues was $211,269 or 80% of revenues in the first quarter of 2024 as compared to $62,808 or 48% of revenues in the same fiscal period of 2023. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $52,013 or 20% of revenues for the first quarter of 2024 as compared to $69,416 in the same period of 2023 or 52% of revenues.

Operating expenses were $1,101,111 in the first quarter of 2024 compared to $1,425,747 in the comparable period of the prior year, a decrease of $324,636. The decrease in operating costs was primarily related to a decrease in professional fees of approximately $363,000 and license and fees of approximately $99,000.

The loss from operations for the first quarter of 2024 was $1,049,098 as compared to $1,356,331 for the comparable period of the prior year. Our loss from operations decreased by approximately $307,000, driven in part by professional fees and licenses and fees as stated above. Approximately $512,000 of the decrease in operating expenses is related to the Company’s capitalization of net software development costs during the first quarter of 2024 related to the development of new products. These costs were primarily internal salaries for technological engineers, and external consultant costs. Similar projects were under development during the second half of 2023. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2023.

The Company had cash of $73,068 on March 31, 2024. Cash used in operating activities for the three months ended March 31, 2024, was $601,762. This resulted primarily from a net loss of $1,042,260 offset by amortization of intangibles $100,573, stock issued for services of $65,000, increase in accounts receivable of $52,787, increase in accounts payable and accrued expenses of $93,707, increase in contract liabilities of $34,314, increase in provision for credit losses of $43,663, and decrease in prepaid expenses and other assets of $41,874. Cash flows used in investing activities were primarily related to increased software development costs of $511,819. Cash flows provided by financing activities of $658,377 resulted from cash paid on debt of $135,967 offset by net proceeds received from the issuance of long-term debt of $394,350 and net proceeds of $400,000 from the issuance of common stock.

The Company had cash of $2,182,330 on March 31, 2023. Cash used in operating activities for the three months ended March 31, 2023, was $1,606,449. This resulted primarily from a net loss of $1,716,804 offset by stock-based compensation of $12,304, amortization of intangibles $150,184, amortization of debt discount of $360,993, decrease in accounts receivable of $162,607 decrease in accounts payable and accrued expenses of $639,421, decrease in contract liabilities of $5,682, increase in provision for credit losses of $19,843, and decrease in prepaid expenses and other assets of $47,500. Cash flows used in investing activities were primarily related to increased software development costs of $501,075. Cash flows provided by financing activities of $4,069,000 resulted from cash paid on debt of $150,000 offset by net proceeds received from the issuance of long-term debt of $1,011,500 and net proceeds of $3,207,500 from the issuance of common stock and pre-funded warrants.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2024 and beyond until cash flow from our proximity marketing operations becomes substantial.

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

The aforementioned Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the SPA. The fair values of the Investor Warrant, the Incentive Shares, the OID of $287,500, and the $138,500 in debt issuance costs paid, were recorded as debt discounts and debt issuance costs totaling $1,134,466. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the six months ended June 30, 2023, $738,142 in amortization on the debt discounts was recognized as interest expense and is included on the accompanying consolidated statement of operations for the year ended December 31, 2023. The remaining unamortized debt discounts at June 30, 2023 of $396,322 were written off as loss on debt extinguishment as of June 30, 2023, upon full settlement of the Investor Note in conjunction with proceeds received from the June 2023 Public Offering.

2024 Promissory Notes

In March 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount (OID) of $16,500 (2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024, through the maturity date of January 15, 2025. In addition to the OID, the Company paid $8,150 in issuance costs associated with the 2024 Promissory Note, and recorded a debt discount totaling $24,650 which is being amortized over the repayment period of the principal through interest expense. The Company recognized $1,126 in interest expense for the three months ended March 31, 2024 associated with amortization of the debt discount on the 2024 Promissory Note. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the 2024 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the 2024 Promissory Note.

In April 2024, the Company issued a promissory note in the principal amount of $96,000 with an Original Issue Discount of $16,000. Interest is charged on the principal at 15% upon issuance of the promissory note, totaling $14,400, and is payable, along with principal, in ten individual payments of $11,040 commencing May 30, 2024 through the maturity date of March 31, 2025. Solely upon an event of default, and at the option of the holder of the promissory note, all amounts outstanding under the promissory note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the promissory note shall become due and payable at 150% of the outstanding principal amount of the promissory note plus accrued and unpaid interest, plus any other amounts owed under the promissory note.

Salkind Demand Loan

In February 2024, Dr. Salkind, Board Chair, loaned the Company $150,000 of short-term debt financing for working capital. The unsecured loan is payable on demand and bears interest at 10% per annum, payable monthly.

Merchant Agreements

In November 2023, the Company entered into an agreement for the purchase and sale of future receivables (2023 Merchant Agreement) with a financial institution in exchange for $200,000 in funding (the 2023 Purchase Price). The 2023 Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of $272,000 is paid. The Company recorded a debt discount associated with the 2023 Merchant Agreement totaling $72,000 which is being amortized through interest expense over the expected term of the agreement of 170 days. The Company recognized $30,995 in interest expense associated with the amortization of the debt discount for the three months ended March 31, 2024. In connection with the 2023 Merchant Agreement, and as additional consideration, the Company has agreed to issue shares of its Common Stock to the financial institution in an amount equal to 5% of the Purchase Price. The number of shares issued is equal to 5% of the 2023 Purchase Price divided by the average closing per share price of the common stock for the previous twenty (20) days from the signed date of the 2023 Merchant Agreement. The balance of the 2023 Merchant Agreement funding is expected to be repaid in full during 2024.

In February 2024, the Company entered into an agreement for the purchase and sale of future receivables (2024 Merchant Agreement) with the same financial institution associated with the 2023 Merchant Agreement for the sale of future receivables in exchange for $150,000 in funding (the 2024 Purchase Price), less a $7,500 origination fee. The 2024 Purchase Price is to be repaid through daily payments representing 10% of future customer payments receivables until a total of approximately $205,350 is paid. The Company recorded a debt discount associated with the 2024 Merchant Agreement totaling $62,850 which is being amortized through interest expense over the expected term of the agreement of 170 days. The Company recognized $21,230 in interest expense associated with the amortization of the debt discount for the three months ended March 31, 2024. The balance of the 2024 Merchant Agreement funding is expected to be repaid in full during 2024.

In April 2024, the Company entered into an agreement for the purchase and sale of future receivables (Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $250,000 in funding (the Purchase Price). The Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of approximately $342,250 is paid. In connection with the Merchant Agreement, and as additional consideration, the Company has agreed to issue shares of its common stock to the financial institution in an amount equal to 5% of the Purchase Price. The number of shares issued is equal to 5% of the Purchase Price divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the signed date of the Merchant Agreement. The balance of the Merchant Agreement funding is expected to be repaid in full during 2024. This agreement superseded the Merchant Agreement executed in November 2023.

February 2023 Offering

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

Pursuant to the terms of the Underwriter agreement, and as partial consideration to the Underwriter, the Company issued a warrant for the purchase of 26,882 shares of common stock, exercisable from February 14, 2023, through February 14, 2028, at an initial exercise price of $7.6725 per share. This warrant was cancelled by the underwriter on or about June 30, 2023, in connection with the completion of the June 2023 Offering described below. The Company also granted the Underwriter a 45-day option to purchase up to an additional 80,645 shares and/or pre-funded warrants in lieu of shares and accompanying Series 2023 Warrants to purchase 120,968 shares at the public offering price less the underwriting discounts and commissions, to cover over-allotments, if any. No additional shares or pre-funded warrants were purchased by the Underwriter. The Company paid a cash fee to the Underwriter equal to 8% of the gross proceeds raised in the February 2023 Offering, plus a reimbursement of Underwriter fees totaling $242,500.

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

June 2023 Offering

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

2023 Employee Benefit and Compensation Plan

In December 2023, the Company’s Board of Directors approved a 2023 Employee Benefit and Compensation Plan covering shares of common stock. On December 19, 2023, the Board of Directors approved granting five-year Non-Statutory Stock Options to purchase a maximum of 1,800,000 shares of common stock, exercisable at $0.20 per share to various officers, directors, employees, and consultants. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

December 2023 Consulting Contract

In December 2023, the Company entered a one-year consulting contract with an unrelated party. In accordance with said contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share.

Issuance of Common Stock for Settlement of Liabilities

In January 2024, the Company issued 100,000 shares of its common stock in full settlement of vendor liabilities outstanding at an amount equal to approximately $50,000. In March 2024, the Company issued 18,000 shares of its common stock in settlement of outstanding vendor liabilities at an amount equal to $12,000 stock at per share prices ranging from $0.50 to $1.00.

Issuance of Common Stock for Cash

Between January and March 2024, the Company raised a total of $400,001 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 1,123,334 shares at per share prices ranging from $0.30 to $0.60.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of each fiscal year and quarter. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size.

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

ITEM 1A. RISK FACTORS

Incorporated by reference are the risk factors contained in our Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

(a) For fiscal 2023, we had no sales or issuances of unregistered capital stock, except as described below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2023	Common Stock	291,891 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2023	Common Stock	626, 844 shares 2,448,427 warrants	Shares sold for cash	Rule 506, Section 4(2)	Warrant exercise price ranging from $1.50 to 6.975 per share

2023	Common Stock	34, 849 shares	Original issue discount	Section 3 (a)(9)	Not applicable

2023	Common Stock	2,314,026 shares	Warrant conversion	Section 3 (a)(9)	Each warrant exercise price $6.975

2023	Common Stock	92,378 shares	Interest conversion	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	118,000 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	1,123,334 shares	Shares sold for cash	Rule 506, Section 4(2)	Not applicable

In April 2023, the Board of Directors or the Compensation Committee of the Company’s Board of Directors approved the following transactions:

•	Grant of 6,667 shares of restricted common stock to Gene Salkind, Chairman of the Board, for services previously rendered, based on a per share value of $2.505. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 3,333 shares of restricted common stock each to the Company’s CEO and another member of the Board of Directors for services as directors of the Company. Such shares are restricted from transfer until February 13, 2024.
•	Grant of 2,000 shares of common stock to Mr. Salkind as payment for accrued and unpaid interest of approximately $5,000 based on a per share value of $2.505.
•	Grant of 4,790 shares of restricted common stock to the Company’s legal counsel as payment for accrued and unpaid services valued at $12,000 and $2.505 per share. Such shares are restricted from transfer until February 13, 2024.
•	Issuance of 31,891 shares of restricted common stock at a per share value of $2.52 as payment and full settlement of outstanding accounts payable with a total carrying amount of $80,411.

Share prices used in the above transactions were based on the market price of the Company’s common stock on the consummation dates of the transactions. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended.

On October 6, 2023, the Company entered a one-year consulting contract with Gene Salkind MD, its Chairman of the Board to provide business consulting services to the Company. The Consultant received 150,000 shares of restricted common stock in consideration for his services under this agreement.  Further, on October 10, 2023, the Company received a $300,000 loan from the Marital Trust GST Subject U/W/O Leopold Salkind (the October 2023 Loan). This unsecured loan has a maturity date of November 30, 2023, with interest at the rate of 15% per annum. The note is payable in cash on the maturity date; however, the Trust has the right to convert into restricted common stock at a conversion price of $0.70 per share or to apply the loan proceeds to invest on the terms of any private financing completed by the Company prior to the maturity date. Exemption from registration for the aforesaid transactions is claimed under Section 4(2) of the Securities Act of 1933, as amended.

The Company’s Chairman of the Board, Gene Salkind and parties associated with him (the Preferred Shareholders), invested $1,503,495 into our newly created Series G Preferred Stock. In this respect, effective November 7, 2023, the Company closed on three Subscription Agreements for the sale of a combined 300,789 shares of its Series G Preferred Stock for total cash proceeds of $1,200,000, plus conversion of principal and accrued interest from the October 2023 Loan of $303,495, resulting in an increase in shareholders’ equity of $1,503,495. Each share of the Series G Preferred Stock is convertible by the Preferred Shareholders at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.50 per Common Share (Conversion Ratio). The Series G Preferred Stock will automatically convert at the same Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $5.00 per share for ten (10) consecutive trading days. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

On December 18, 2023, the Preferred Shareholders, agreed to exchange all of their Series G Preferred Stock (300,789 shares of Series G Preferred Stock) with an issuance value of $1,503,495 into our newly created 751,973 shares Series H Preferred Stock. Also, our legal counsel agreed to exchange $33,000 of monies owed to the law firm for 16,500 shares of Series H Preferred Stock. Each share of the Series H Preferred Stock is convertible by the Preferred Shareholders at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.20 per Common Share (Conversion Ratio). The Series H Preferred Stock will automatically convert at the same Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $2.00 per share for ten (10) consecutive trading days or on December 31, 2026, whichever is earlier. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 3(a)(9) of the Securities Act of 1933, as amended.

In December 2023, the Company’s board of directors approved a 2023 Employee Benefit and Compensation Plan covering shares of common stock. On December 19, 2023, the Board approved granting five-year Non-Statutory Stock Options to purchase 1,800,000 shares of common stock, exercisable at $.20 per share to various officers, directors, employees, and consultants. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

In December 2023, the Company entered a one-year consulting contract with a non-affiliate person. In accordance with said contract, the consultant received a signing bonus of 100,000 shares of restricted common stock and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share.

December 2023 Consulting Contract

In December 2023, the Company entered into a one-year consulting contract with an unrelated party. In accordance with said contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share. Exemption from registration is claimed under section 4(2) of the Securities Exchange Act of 1933, as amended.

Issuance of Common Stock for Settlement of Liabilities

In January 2024, the Company issued 100,000 shares of its common stock in full settlement of vendor liabilities outstanding at an amount equal to approximately $50,000. In March 2024, the Company issued 18,000 shares of its common stock in settlement of an outstanding vendor liabilities at an amount equal to $12,000 stock at per share prices ranging from $0.50 to $1.00. Exemption from registration is claimed under section 3(9) of the Securities Exchange Act of 1933, as amended.

Issuance of Common Stock for Cash

Between January and March 2024, the Company raised a total of $365,000 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 1,053,334 shares at per share prices ranging from $0.30 to $0.60. Exemption from registration is claimed under section 4(2) of the Securities Exchange Act of 1933, as amended.

Treasury Stock

In the three months ended March 31, 2024, the Company repurchased 17 shares of common stock in the first quarter of March 31,2024 for an insignificant amount of money, recorded as treasury stock. There were no repurchases of the Company’s common stock for the year ended December 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021, by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.10	Securities Purchase Agreement dated September 20, 2021, by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022, with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019 ***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***

Exhibit
Number	Exhibit Title
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
3.23	Amendment to Certificate of Incorporation dated November 2023**
3.24	Amendment to Certificate of Incorporation dated December 2023**
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019, from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019 ***
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019 ***
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019***
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019***
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021, issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021, issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant***
4.19	Form of Series 2023 Warrant***
4.20	Form of Pre-funded Warrant (Form 2023)***
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022, issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022, issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Amendment dated February 13, 2023, to Promissory Note dated December 30, 2022 issued to Walleye*****

Exhibit
Number	Exhibit Title
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with section 302of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with section 302of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant’s Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)
99.7	2023 Employee Benefit and Consulting Compensation Plan**
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

_______________

*	Filed herewith.
**	Filed with form 10-K for fiscal year ended December 31, 2023
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364.
****	Previously filed under Form S-1 Registration Statement File No.333-269293.
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: May 20, 2024	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: May 20, 2024	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

