Form 10-Q
period 2024-06-30
Mobiquity Technologies, Inc.
filed 2024-08-12
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

The number of shares issued of the registrant’s common stock, as of August 8, 2024, was 16,006,363.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Consolidated Balance Sheets

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets
Cash	$23,892	$528,272
Accounts receivable	222,397	1,192,538
Less: Allowance for credit losses	(44,545)	(1,157,910)
Accounts receivable, net	177,852	34,628
Prepaid and other current assets	246,287	149,635
Total Current Assets	448,031	712,535

Property and equipment, net	6,628	7,298
Goodwill	1,352,865	1,352,865
Intangible assets, net	–	76,488
Capitalized software development costs, net	2,937,867	2,049,908

Total Assets	$4,745,391	$4,199,094

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,986,570	$1,626,914
Accrued interest - related party	14,408	–
Contract liabilities	31,412	195,135
Debt, current portion, net	660,292	168,717
Total Current Liabilities	2,692,682	1,990,766

Total Liabilities	2,692,682	1,990,766

Commitments and Contingencies (Note 9)

Stockholders' Equity

AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Preferred stock Series H; $0.0001 par value, 770,000 shares authorized, 768,473, shares issued and outstanding	78	78
Common stock; $0.0001 par value, 100,000,000 shares authorized, 7,600,014 and 3,994,926 shares issued, 7,597,497 and 3,992,426 shares outstanding	761	400
Treasury stock, at cost, $0.0001 par value 2,517 and 2,500 shares outstanding	(1,350,006)	(1,350,000)
Additional paid-in capital	222,329,613	220,598,180
Stock Subscription Receivable	(100,000)	–
Accumulated deficit	(218,827,746)	(217,040,339)
Total Stockholders' Equity	2,052,709	2,208,328
Total Liabilities and Stockholders' Equity	$4,745,391	$4,199,094

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$266,892	$131,515	$530,174	$263,739

Cost of revenues	184,125	104,089	395,394	166,897

Gross profit	82,767	27,426	134,780	96,842

Operating expenses
General and administrative expenses	1,043,020	1,364,170	2,042,313	2,637,704
Depreciation and amortization	61,756	173,809	163,574	326,022
Total operating expenses	1,104,776	1,537,979	2,205,887	2,963,726

Loss from operations	(1,022,009)	(1,510,553)	(2,071,107)	(2,866,884)

Other income (expense)
Interest expense	(113,785)	(382,159)	(170,872)	(743,396)
Gain (Loss) on debt extinguishment, net	152,643	(396,323)	152,643	(396,323)
Loss on disposal of fixed assets	–	(695)	–	(695)
Other income	237,949	–	237,949	–
Interest income	55	791	4,656	1,555
Total other income (expense) - net	276,862	(778,386)	224,376	(1,138,859)

Net loss before income taxes	(745,147)	(2,288,939)	(1,846,731)	(4,005,743)

Income tax benefit	–	180,000	59,324	180,000

Net loss	$(745,147)	$(2,108,939)	$(1,787,407)	$(3,825,743)

Loss per share - basic	(0.14)	(1.31)	(0.29)	(3.12)
Loss per share - diluted	(0.14)	(1.31)	(0.29)	(3.12)

Weighted average number of shares outstanding - basic	5,297,503	1,605,911	6,220,624	1,224,947
Weighted average number of shares outstanding - diluted	5,297,503	1,605,911	6,220,624	1,224,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2022	61,688	$6	–	$–	–	$–	–	$–
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	–	–
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	–	–	–	–
Incentive common stock and warrants issued with long-term debt	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2023	61,688	6	–	–	–	–	–	–

Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	–	–
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	–	–	–	–
Common stock issued for services rendered	–	–	–	–	–	–	–	–
Common stock issued for conversion of interest	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Series F preferred stock issued for cash	–	–	1	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at June 30, 2023	61,688	$6	1	$–	–	$–	–	$–

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2023	61,688	$6	–	$–	–	$–	768,473	$78
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Accrued Series H Preferred Stock cash dividends	–	–	–	–	–	–	–	–
Repurchase of common stock held in Treasury	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2024	61,688	6	–	–	–	–	768,473	78

Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Common stock subscribed	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Accrued Series H Preferred Stock cash dividends	–	–	–	–	–	–	–	–
Warrants issued for services	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, June 30, 2024	61,688	$6	–	$–	–	$–	768,473	$78

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023 (Continued)

	Series AAA Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Treasury Shares		Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	(Deficit)
Balance, at December 31, 2022	31,413	$3	620,776	$62	$211,846,321	$–	2,500	$(1,350,000)	$(210,507,222)	$(10,830)
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	251,843	25	3,207,475	–	–	–	–	3,207,500
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	229,327	23	(23)	–	–	–	–	–
Incentive common stock and warrants issued with long-term debt	–	–	34,849	4	708,460	–	–	–	–	708,464
Stock based compensation	–	–	–	–	12,304	–	–	–	–	12,304
Net Loss	–	–	–	–	–	–	–	–	(1,716,804)	(1,716,804)
Balance, at March 31, 2023	31,413	3	1,136,795	114	215,774,537	–	2,500	(1,350,000)	(212,224,026)	2,200,634

Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	375,001	38	2,527,960	–	–	–	–	2,527,998
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	459,698	45	(45)	–	–	–	–	–
Common stock issued for services rendered	–	–	31,891	3	80,408	–	–	–	–	80,411
Common stock issued for conversion of interest	–	–	92,378	9	235,554	–	–	–	–	235,563
Stock based compensation	–	–	–	–	9,757	–	–	–	–	9,757
Series F preferred stock issued for cash	–	–	–	–	100	–	–	–	–	100
Net Loss	–	–	–	–	–	–	–	–	(2,108,939)	(2,108,939)
Balance, at June 30, 2023	31,413	$3	2,095,763	$209	$218,628,271	$–	2,500	$(1,350,000)	$(214,332,965)	$2,945,524

	Series AAA Preferred Stock		Common Stock		Additional Paid-in	/Stock Subscription	Treasury Shares		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Equity
Balance, at December 31, 2023	31,413	$3	3,994,926	$400	$220,598,180	$–	2,500	$(1,350,000)	$(217,040,339)	$2,208,328
Common stock issued for services	–	–	118,000	12	64,988	–	–	–	–	65,000
Common stock issued for cash	–	–	1,123,334	112	399,888	–	–	–	–	400,000
Stock based compensation	–	–			234	–	–	–	–	234
Accrued Series H Preferred Stock cash dividends	–	–	–	–	(46,108)	–	–	–	–	(46,108)
Repurchase of common stock held in Treasury	–	–	–	–	–	–	17	(6)	–	(6)
Net loss	–	–	–	–	–	–	–	–	(1,042,260)	(1,042,260)
Balance, at March 31, 2024	31,413	3	5,236,260	524	221,017,182	–	2,517	(1,350,006)	(218,082,599)	1,585,188

Common stock issued for services	–	–	39,754	4	24,031	–	–	–	–	24,035
Common stock issued for cash	–	–	2,124,000	213	1,061,787	–	–	–	–	1,062,000
Common stock subscribed	–	–	200,000	20	99,980	(100,000)	–	–	–	–
Stock based compensation	–	–	–	–	941	–	–	–	–	941
Accrued Series H Preferred Stock cash dividends	–	–	–	–	(46,108)	–	–	–	–	(46,108)
Warrants issued for services	–	–	–	–	171,800	–	–	–	–	171,800
Net loss	–	–	–	–	–	–	–	–	(745,147)	(745,147)
Balance, June 30, 2024	31,413	$3	7,600,014	$761	$222,329,613	$(100,000)	2,517	$(1,350,006)	$(218,827,746)	$2,052,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,787,407)	$(3,825,743)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	670	4,050
Provision for credit losses	43,258	46,458
Loss on disposal of asset	–	695
Amortization of intangible assets	76,488	300,368
Amortization of capitalized software development costs	86,416	21,604
Amortization of debt discounts	147,294	738,141
Loss on debt extinguishment	–	396,323
Common stock and warrants issued for services	260,835	–
Stock-based compensation	1,175	22,061
Income tax benefit	59,324	(180,000)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(186,482)	192,811
(Increase) decrease prepaid expenses and other assets	(96,652)	47,500
Increase (decrease) in accounts payable and accrued expenses	222,524	(678,574)
Increase (decrease) in contract liabilities	(163,723)	(3,808)
Net cash used in operating activities	(1,336,280)	(2,918,114)

Cash flows from investing activities
Increase in software development costs	(974,375)	(864,179)

Cash flows from financing activities
Proceeds from the issuance of debt, net of discounts and debt issuance costs	876,923	1,011,500
Repayments on notes payable	(532,642)	(1,587,500)
Issuance of common stock and pre-funded warrants, net of issuance costs	1,462,000	5,735,499
Proceeds from the issuance of Series F preferred stock	–	100
Repurchase of treasury stock	(6)	–
Net cash provided by financing activities	1,806,275	5,159,599

Net change in cash	(504,380)	1,377,306

Cash - beginning of period	528,272	220,854

Cash - end of period	$23,892	$1,598,160

Supplemental disclosure of cash flow Information
Cash paid for interest	$53,067	$18,489
Cash paid for taxes	$–	$294

Supplemental disclosure of non-cash investing and financing activities:
Accrual of Series H Preferred stock dividends	$92,216	$–
Common stock subscription receivable	$100,000	$–
Issuance of incentive shares with debt recorded as debt discount	$–	$122,426
Warrants issued with debt recorded as debt discount	$–	$586,038
Common stock issued under cashless warrant exercises	$–	$1,033
Common stock issued for accrued interest	$–	$235,563
Common stock issued for settlement of accounts payable	$–	$80,410

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Mobiquity Technologies, Inc. and its operating subsidiaries (“Mobiquity,” “we,” “our” or “the Company”), are a next generation location data intelligence company. The Company provides precise unique, at-scale location data and insights on consumer’s real-world behavior and trends for use in marketing and research. We provide one of the most accurate and scaled solutions for mobile data collection and analysis, utilizing multiple geo-location technologies. The Company is seeking to implement several new revenue streams from its data collection and analysis, including, but not limited to, Advertising, Data Licensing, Footfall Reporting, Attribution Reporting, Real Estate Planning, Financial Forecasting and Custom Research. We also are a developer of advertising and marketing technology focused on the creation, automation, and maintenance of an advertising technology operating system (or ATOS). The ATOS platform blends artificial intelligence (or AI) and machine learning (ML) based optimization technology for automatic ad serving that manages and runs digital advertising campaigns.

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2024, the Company had:

•	Net loss of $1,787,407 and
•	Net cash used in operations was $1,336,280

Additionally, at June 30, 2024, the Company had:

•	Accumulated deficit of $218,827,746
•	Stockholders’ equity of $2,052,709, and
•	Working capital deficit of $2,244,651.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $23,892 at June 30, 2024.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the year ended December 31, 2023, and the six months ended June 30, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (U.S. GAAP) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 8, 2024.

Management acknowledges its responsibility for the preparation of the accompanying consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, accrued interest – related party, and contract liabilities. At June 30, 2024 and December 31, 2023, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s long-term debt approximates its carrying value based on current financing rates available to the Company.

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

On June 30, 2024, and December 31, 2023, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2024 and December 31, 2023, the Company did not experience any losses on cash balances in excess of FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows.

For the quarters ended June 30, 2024, and 2023, sales of our products to three customers generated approximately 54% and 55% of our revenues, respectively. For the six months ended June 30, 2024, and 2023, sales of our products to three customers and two customers generated approximately 74% and 76% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on the results of operations and financial condition.

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

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Four of our customers combined accounted for approximately 90% of outstanding accounts receivable at June 30, 2024.

The Company had accounts receivable, net, of $177,852, $34,628, and $340,935 at June 30, 2024, December 31, 2023, and January 1, 2023, respectively.

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

The allowance for credit losses for accounts receivable and the related activity, for the six months ended June 30, 2024 is as follows:

Balance, December 31, 2023	$1,157,910
Provision for credit losses	43,258
Write off of previously-reserved account balances	(973,316)
Balance, June 30, 2024	$44,545

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

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was recognized by the Company for the six months ended June 30, 2024 and 2023.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of June 30, 2024, and December 31, 2023. No impairment of goodwill was recognized by the Company during fiscal 2023 or the six month period ended June 30, 2024.

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

Terms of financial instruments are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each reporting period, with any increase or decrease in the fair value being recorded in the results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. As of June 30, 2024, and December 31, 2023, the Company had no derivative instruments.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discount and amortized to interest expense in the consolidated statement of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the three months ended June 30, 2024 and 2023, the Company recognized $53,351 and $360,993 in interest expense associated with the amortization of debt discounts on debt outstanding during the periods. For the six months ended June 30, 2024, and 2023, the Company recognized $147,294 and $738,141 in interest expense associated with the amortization of debt discounts on debt outstanding during the periods. Unamortized debt discounts remaining at June 30, 2024 were approximately $144,000 and are expected to be fully amortized during the remainder of 2024. See Note 4 regarding the accounting for debt discounts and debt issuance costs during fiscal 2024 and 2023.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts at December 31, 2023, and June 30, 2024, contained a significant financing component or variable consideration terms.

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

All revenues recognized were derived from internet advertising for the periods ended June 30, 2024, and 2023.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of June 30, 2024, December 31, 2023, and January 1, 2023, there were $31,412, $195,135, and $193,598, respectively, in contract liabilities outstanding. Contract liabilities are expected to be recognized as revenue within the year following their respective period end.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations. Advertising costs incurred were insignificant for the periods ended June 30, 2024, and 2023.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2024, and December 31, 2023, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the periods ended June 30, 2024 and 2023. Open tax years subject to examination by the Internal Revenue Service generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdictions generally remain open for up to four years from the filing date.

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

Recently Adopted Accounting Pronouncements

We consider the applicability and impact of all new accounting pronouncements on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board (FASB) through the date these consolidated financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective, that when adopted, will have a material impact on the consolidated financial statements of the Company.

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

	Useful Lives	June 30, 2024	December 31, 2023

Customer relationship	5 years	$3,003,676	$3,003,676
Less accumulated amortization		(3,003,676)	(2,927,188)
Net carrying value		$–	$76,488

Software development costs	5 years	$3,132,307	$2,157,932
Less accumulated amortization		(194,440)	(108,024)
Net carrying value, software development costs		$2,937,867	$2,049,908

During the three months ended June 30, 2024 and 2023, the Company recognized $19,122 and $150,184 in amortization expense, respectively, related to the customer relationship intangible asset, which is included in general and administrative expenses on the accompanying consolidated statements of operations. During the six months ended June 30, 2024, and 2023, the Company recognized $76,488 and $300,368 in amortization expense, respectively, related to the customer relationship intangible asset.

During the three months ended June 30, 2024 and 2023, the Company recognized $43,211 and $21,604, respectively, of amortization expense related to software development costs, which is included in general and administrative expenses on the accompanying consolidated statements of operations. During the six months ended June 30, 2024 and 2023, the Company recognized $86,416 and $21,604, respectively, of amortization expense related to software development costs.

As of June 30, 2024, the Company has capitalized a total of approximately $864,000 and $2,268,000, respectively, of costs associated with the development of its new software enhancements, referred to as ATOS4P and AdHere. The approximately $974,000 in costs capitalized during the six months ended June 30, 2024, were all related to the AdHere enhancement. The Company ceased capitalizing costs, and commenced marketing its ATOS4P enhancement to the public, during the second quarter of 2023. As of June 30, 2024, the Company has not commenced amortization of the costs associated with the AdHere technology as the product had not yet been released to the public and is still considered to be in the development stage. The release of AdHere to the public is expected to occur in the third quarter of 2024.

Future annual amortization of approximately $670,000 in unamortized ATOS4P software development costs at June 30, 2024, is as follows:

Software Development Costs
Remainder of 2024	$86,418
2025	172,836
2026	172,836
2027	172,836
2028	64,813
Total	$669,739

The table above excludes capitalized costs associated with the AdHere enhancement as it is unknown what the annual amortization amounts will be at June 30, 2024.

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

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and was payable on or before September 30, 2023, and it provided that the Investor may demand prepayment after March 31, 2023, and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the SPA, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. On June 30, 2023, the secured debt was paid in full through the proceeds of the Company’s June 2023 Offering. See Note 5.

The aforementioned Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the SPA. The fair values of the Investor Warrant, the Incentive Shares, the OID of $287,500, and the $138,500 in debt issuance costs paid, were recorded as debt discounts and debt issuance costs totaling $1,134,466. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the quarter ended March 31, 2023, $360,993 in amortization on the debt discounts was recognized as interest expense and is included on the accompanying consolidated statement of operations for the six months ended June 30, 2023.

Related Party - Salkind Loans

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

In February 2024, Dr. Salkind, Board Chair, loaned the Company $150,000 of short-term debt financing for working capital (Salkind February 2024 Loan). The unsecured loan was payable on demand and boar interest at 10% per annum, payable monthly.

On June 27, 2024, the Company entered into a new Loan Agreement with Dr. Salkind and a relative of Dr. Salkind (Salkind June 2024 Loan) for no additional consideration from the lenders, effectively cancelling the Salkind February 2024 Loan. The Salkind June 2024 Loan is a $160,000 non-interest-bearing loan, which includes an Original Issue Discount of $10,000. The $160,000 in principal is due on demand on or after December 31, 2024, and is convertible at the option of the lenders at any time into shares of the Company’s restricted common stock at a conversion rate of $0.50 per share. As of June 30, 2024, the full $150,000 in principal remains outstanding and the Company has recognized amortization of $161 on the debt discount.

On July 5, 2024, the Company entered into a Loan Agreement with Dr. Salkind for additional proceeds of $50,000. On July 23, 2024, the Company entered into a Loan Agreement with Dr. Salkind’s son for additional proceeds of $50,000. Both of these July 2024 loans were issued under the same non-interest, repayment, and conversion terms as the Salkind June 2024 Loan.

Related Party - Other Loans

During the quarter ended June 30, 2024, the Company entered into several loan agreements with its corporate attorney in exchange for cash or the cancellation of invoices outstanding related to legal services performed by the attorney.

Loan 1, dated April 2024, was a non-interest-bearing demand loan issued in exchange for $70,000 cash, and included a $4,000 discount. The $74,000 in principal was paid in full prior to June 30, 2024, and the Company recognized $4,000 in interest expense associated with the debt discount.

Loan 2, dated April 2024, was a non-interest-bearing demand loan issued in exchange for $40,000 in cash. The principal was paid in full prior to June 30, 2024.

Loan 3, dated June 2024, is a non-interest-bearing demand loan issued in exchange for the cancellation of $20,000 in invoices outstanding related to legal services performed. Loan 3 included an Original Issue Discount of $5,000. The $25,000 in principal and Original Issue Discount is payable on demand on or after December 31, 2024, and is also convertible at the option of the lender into the Company’s restricted common stock at a conversion rate of $0.50 per share. As of June 30, 2024, the full $20,000 in principal remains outstanding and the Company has recognized amortization of $468 on the debt discount.

Loan 4, dated June 2024, is a non-interest-bearing demand loan issued in exchange for $37,000 in cash. Loan 4 included an Original Issue Discount of $15,000. The $52,000 in principal and Original Issue Discount is payable on demand at any time. As of June 30, 2024, the full $37,000 in principal remains outstanding and the Company has recognized amortization of $1,200 on the debt discount. In July 2024, the Company’s corporate attorney loaned an additional $78,000 to the Company on a short-term, non-interest bearing basis, of which $28,000 has since been repaid.

Merchant Agreements

In November 2023, the Company entered into an agreement for the purchase and sale of future receivables (2023 Merchant Agreement) with a financial institution in exchange for $200,000 in funding (the 2023 Purchase Price). The 2023 Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of $272,000 is paid. The Company recorded a debt discount associated with the 2023 Merchant Agreement totaling $72,000 which is being amortized through interest expense over the expected term of the agreement of 170 days. The Company recognized $33,578 in interest expense associated with the amortization of the debt discount for the six months ended June 30, 2024. In connection with the 2023 Merchant Agreement, and as additional consideration, the Company has agreed to issue 16,765 shares of its Common Stock to the financial institution in an amount equal to 5% of the Purchase Price, or $10,500, which was recorded as additional debt discount. The number of shares issued is equal to 5% of the 2023 Purchase Price divided by the average closing per share price of the common stock for the previous twenty (20) days from the signed date of the 2023 Merchant Agreement. The balance of the 2023 Merchant Agreement funding was repaid in full during the quarter ended June 30, 2024.

In February 2024, the Company entered into an agreement for the purchase and sale of future receivables (February 2024 Merchant Agreement) with the same financial institution associated with the 2023 Merchant Agreement for the sale of future receivables in exchange for $150,000 in funding (the 2024 Purchase Price), less a $7,500 origination fee. The 2024 Purchase Price is to be repaid through daily payments representing 10% of future customer payments receivables until a total of approximately $205,350 is paid. The Company recorded a debt discount associated with the February 2024 Merchant Agreement totaling $62,850 which is being amortized through interest expense over the expected term of the agreement of 170 days. In connection with the February 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 20,135 shares of its Common Stock to the financial institution in an amount equal to 5% of the Purchase Price, or $7,500, which was recorded as additional debt discount. The Company recognized $45,467 in interest expense associated with the amortization of the debt discounts for the six months ended June 30, 2024.

In April 2024, the Company entered into an agreement for the purchase and sale of future receivables (April 2024 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $250,000 in funding (the April 2024 Purchase Price) in exchange for $127,000 in cash and full settlement of the November 2023 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 10% of future customer payments receivables until a total of approximately $342,250 is paid. In connection with the April 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 12,854 shares of its common stock to the financial institution in an amount equal to 5% of the Purchase Price, or $12,500, which was recorded as additional debt discount. The number of shares issued is equal to 5% of the Purchase Price divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the signed date of the Merchant Agreement. The balance of the Merchant Agreement funding is expected to be repaid in full during 2024. This agreement superseded the Merchant Agreement executed in November 2023. In August 2024, the total balance of principal and interest payable on the February 2024 Merchant Agreement funding of approximately $60,000, was rolled into a new August 2024 Merchant Agreement funding.

For the three and six months ended June 30, 2024, the Company recognized approximately $21,000 and $65,000 in interest expense associated with the amortization of the debt discounts on the February and April 2024 Merchant Agreements. The remaining unamortized debt discounts, totaling approximately $80,000, is expected to be expensed in full as interest expense during the remainder of the fiscal year ending December 31, 2024.

2024 Promissory Notes

In March 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount (OID) of $16,500 (March 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024, through the maturity date of January 15, 2025. In addition to the OID, the Company paid $8,150 in issuance costs associated with the 2024 March Promissory Note and recorded a debt discount totaling $24,650 which is being amortized over the repayment period of the principal through interest expense. The Company recognized $1,126 and $7,957 in interest expense for the three and six months ended June 30, 2024, respectively, associated with amortization of the debt discount on the March 2024 Promissory Note. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2024 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2024 Promissory Note.

In April 2024, the Company issued a promissory note in the principal amount of $96,000 with an Original Issue Discount of $16,000 (April 2024 Promissory Note). Interest is charged on the principal at 15% upon issuance of the April 2024 Promissory Note, totaling $14,400, and is payable, along with principal, in ten individual payments of $11,040 commencing May 30, 2024, through the maturity date of March 31, 2025. The Company recognized $4,149 in interest expense for the six months ended June 30, 2024, associated with amortization of the debt discount on the April 2024 Promissory Note. Solely upon an event of default, and at the option of the holder of the April 2024 Promissory Note, all amounts outstanding under the April 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the April 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the April 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note.

Following is a summary of debt outstanding at December 31, 2023 and June 30, 2024:

	June 30, 2024 (Unaudited)	December 31, 2023
Merchant Agreements	$361,957	$216,089
Related Party – Salkind Loans	160,000	–
Related Party – Other Loans	77,000	–
2024 Promissory Notes	205,590	–
Total Debt	804,547	216,089
Less: Unamortized debt discounts	(144,255)	(47,372)
Current portion of debt	660,292	168,717

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

Of the 5,000,000 shares of preferred stock authorized, the Board of Directors has designated the following:

•	1,500,000 shares as Series AA Preferred Stock, none outstanding
•	1,250,000 shares as Series AAA Preferred Stock, 31,413 shares outstanding
•	1,250 shares as Series AAAA Preferred Stock, all previously outstanding shares of which have been redeemed or converted
•	1,500 shares as Series C Preferred Stock, none outstanding
•	2 shares as Series B Preferred Stock, all previously outstanding shares of which have been redeemed or converted
•	70,000 shares as Series E Preferred Stock, 61,688 shares outstanding
•	One share of Series F Preferred Stock, none outstanding
•	300,789 shares of Series G Preferred Stock, none outstanding
•	770,000 shares of Series H Preferred Stock, 768,473 outstanding

Rights Under Preferred Stock

The Company’s classes of preferred stock include the following provisions:

Optional Conversion Rights of Preferred Stock

•	Series AA – one share convertible into 3.33 shares of common stock
•	Series AAA – one share convertible into 6.67 shares of common stock
•	Series C – one share convertible into 6,667 shares of common stock
•	Series E – one share at a rate of its Stated Value, as defined, divided by $0.08, convertible commencing January 31, 2020
•	Series G – one share convertible into shares of common stock at a rate of its Stated Value ($5.00 at June 30, 2024) divided by $0.50 (Series G Conversion Ratio)
•	Series H – one share convertible into shares of common stock at a rate of its Stated Value ($2.00 at June 30, 2024) divided by $0.20 (Series H Conversion Ratio)

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

Mandatory Dividend

Commencing after the later of (i) the first day of the calendar month after the month in which the Series G shares are issued or (ii) January 2, 2024, the holders of outstanding shares of Series G Preferred Stock shall receive a monthly dividend of 20% of the Stated Value per share. The dividend shall be paid at the election of the majority holder of the Series G Preferred Stock in cash or in common stock.

Commencing January 2, 2024, the holders of outstanding shares of Series H Preferred Stock shall receive a monthly dividend of 1% of the Stated Value per share. The dividend shall be paid at the election of the majority holder of the Series H Preferred Stock in cash or in common stock. If the election is for cash payment, the Company has the right to deliver a one-year secured note bearing interest at the rate of 15% per annum in lieu of paying cash. For the six months ended June 30, 2024, the Company accrued stock dividends thereof totaling $92,216, to the Series H Preferred Stock shareholders. Settlement of the dividend liability is expected to take place during the quarter ending September 30, 2024.

Liquidation Preference

The Series G and Series H Preferred Stock have a liquidation preference of the Stated Value per share plus accrued and unpaid dividends.

Shares Issued for Services

On October 6, 2023, the Company entered a one-year consulting contract with Mr. Gene Salkind, its Chairman of the Board, to provide business consulting services to the Company. Mr. Salkind received 150,000 shares of restricted common stock, valued at $103,500, in consideration of his services under this agreement. The value of the shares issues is being amortized straight-line over the one-year term of the agreement. The Company recognized $25,875 and $51,750 in general and administrative expenses related to this amortization for the three and six months ended June 30, 2024, respectively.

In December 2023, the Company entered into a one-year consulting contract with an unrelated party. In accordance with the contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. In addition, the consultant is to receive monthly cash payments of $12,500 over the term of the agreement. The value of the signing bonus, shares of restricted common stock, and warrants, totaling $64,000, was recorded as a prepaid asset on the accompanying consolidated balance sheet and is being amortized through general and administrative expenses over the one-year term of the agreement. For the three and six months ended June 30, 2024, the Company recognized approximately $16,000 and $32,000 of expense associated with amortization of the prepaid asset with $28,312 remaining unamortized at June 30, 2024.

Common Stock Issued in Conjunction with Debt Issuance

On December 30, 2022, the Company and Walleye Opportunities Master Fund Ltd, a Cayman Islands company (the Investor), entered into a Securities Purchase Agreement (the Walleye SPA) for the Investor to purchase from the Company (i) a senior secured 20% original issue discount (OID) nine-month promissory note in an aggregate gross principal amount of $1,437,500, less the 20% OID of $287,500, for a net subscription amount of $1,150,000 (the Investor Note), and (ii) a five year warrant to purchase 174,242 shares of the Company’s common stock at an exercise price of $6.60 per share, exercisable commencing July 1, 2023 and expiring December 30, 2027 (the Investor Warrant). Proceeds from the Agreement were received by the Company in January 2023.

In conjunction with the Walleye SPA, the Company issued 34,849 shares of common stock, or approximately 5.3% of the Company’s outstanding shares at that time, to the Investor as an incentive on the transaction (Incentive Shares). Excluding the above referenced Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant are not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. Total issuance fees of $138,500 associated with the closing of the Walleye SPA were paid by the Company to Spartan Capital Securities LLC and the Investor’s counsel, resulting in net proceeds of $1,011,500. Approximately $163,000 of the loan proceeds were utilized to repay the outstanding principal and accrued interest under an SBA loan.

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and is payable on or before September 30, 2023, and it provides that the Investor may demand prepayment after March 31, 2023, and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the Walleye SPA, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 Offering (see below). During the second quarter of 2023, the secured debt was paid in full through the proceeds of our June 2023 Offering.

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the Agreement, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Walleye SPA. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the Walleye SPA. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the period ended June 30, 2023, $377,149 in amortization on the debt discounts was recognized as interest expense on the accompanying consolidated statement of operations, and the remaining unamortized debt discounts of $396,322 were written off as loss on debt extinguishment upon full settlement of the Investor Note in conjunction with proceeds received from the June 2023 Offering.

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

Issuance of Common Stock for Cash

During the first six months of 2024, the Company raised a total of $1,462,000 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 3,247,334 shares at per share prices ranging from $0.30 to $0.60. An additional subscription agreement was executed during June 2024 for the purchase of 200,000 shares of common stock for $100,000 in cash. The Company recorded a stock subscription receivable for $100,000 at June 30, 2024 as the funds were received subsequent to June 2024.

Issuance of Common Stock Warrant for Services

During June 2024, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for twelve months, commencing in June 2024. Compensation under the agreement included an upfront payment of $25,000 in cash, and the issuance of 100,000 common stock warrants, exercisable through June 2027, at an exercise price of $0.50 per share. The fair value of the warrants at issuance was $171,800, which is being amortized, along with the upfront payment, through general and administrative expenses, straight-line, over the twelve-month service period. The Company recognized approximately $16,400 in expense for the quarter ended June 30, 2024 associated with the upfront payment and warrants.

Treasury Stock

In the three months ended March 31, 2024, the Company repurchased 17 shares of common stock for an insignificant amount, recorded as treasury stock. There were no repurchases of the Company’s common stock for the year ended December 31, 2023, or the quarter ended June 30, 2024.

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

In April of 2024, Dean Julia was granted 833 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $0.50 and expiration of April 2033.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. The weighted average assumptions made in calculating the fair values of options granted during the quarter ended June 30, 2024, are as follows:

	Six Months Ended June 30,
	2024	2023
Expected volatility	211.28%	172.63%
Expected dividend yield	–	–
Risk-free interest rate	4.33%	3.85%
Expected term (in years)	7.5	5

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,876,275	$9.11	5.05	$252,000
Granted	833	$–	–	$1,250
Cancelled or expired	(718)	$–	–	$–
Outstanding, June 30, 2024	1,876,390	$8.57	4.56	$3,241,250
Options exercisable, June 30, 2024	1,876,390	$8.57	4.56	$3,241,250

The aggregate intrinsic value of options outstanding and options exercisable on June 30, 2024, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices lower than the $2.00 closing price of the Company’s common stock on June 30, 2024. Stock-based compensation expense related to stock options was $1,175 and $22,061 for the six months ended June 30, 2024, and 2023, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of June 30, 2024, there is no unamortized compensation cost related to unvested stock option awards to be recognized during fiscal 2024 and 2025, respectively.

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

The weighted average assumptions made in calculating the fair value of warrants granted during the six months ended June 30, 2024, and 2023, are as follows:

	Six Months Ended June 30,
	2024	2023
Expected volatility	215.54%	172.63%
Expected dividend yield	–	–
Risk-free interest rate	4.62%	3.85%
Expected term (in years)	5.00	5.00

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	653,357	$58.54	4.20	$28,000
Granted	100,000	$0.50	4.93	$150,000
Cancelled or expired	–	$–	–	$–
Outstanding, June 30, 2024	753,357	$50.84	3.45	$510,000
Warrants exercisable, June 30, 2024,	753,357	$50.84	3.45	$510,000

On June 3, 2024, the Company entered into a one-year consulting agreement with a non-affiliated entity. The agreement provides for cash compensation of $85,000 (inclusive of a $25,000 signing bonus) to the consultant plus warrants to purchase 100,000 common shares at an exercise price of $0.50 per share through June 30, 2027. See Note 5 for further discussion.

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

The following potentially dilutive equity securities outstanding as of June 30, 2024, and December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023
Stock options	1,876,390	1,876,275
Warrants	753,357	653,358
Series AAA preferred stock	209,525	209,525
Series E preferred stock	10,281	10,281
Series H preferred stock	7,684,730	7,684,730
Total common stock equivalents	10,534,284	10,434,169

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

NOTE 9 – SUBSEQUENT EVENTS

Between July 1, 2024, and August 8, 2024, the Company raised a total of $280,000 in cash proceeds from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 560,000 shares of common stock at a subscription price of $0.50 per share price.

Related Party Loans

On July 5, 2024, the Company entered into a Loan Agreement with Dr. Salkind for proceeds of $50,000. On July 23, 2024, the Company entered into a Loan Agreement with Dr. Salkind’s son for proceeds of $50,000. Both of these July 2024 loans were issued under the same non-interest, repayment, and conversion terms as the Salkind June 2024 Loan discussed in Note 5.

In July 2024, the Company’s corporate attorney, and shareholder of the Company, loaned an additional $78,000 to the Company on a short-term, non-interest bearing basis, of which $28,000 has since been repaid.

Conversion of Series H Preferred Stock

On August 6, 2024, all of the 768,473 outstanding shares of Series H Preferred Stock automatically converted into 7,843,570 shares of common stock (including accrued stock dividends of 158,840 shares) as the closing price of our common stock exceeded $2.00 per share for ten consecutive trading days. Of the 7,843,570 common shares issued, 7,675,160 shares were issued to our Chairman, Dr. Gene Salkind.

August 2024 Merchant Agreement

In August 2024, the Company entered into an agreement for the purchase and sale of future receivables (August 2024 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $200,000 in funding (the August 2024 Purchase Price), of which $60,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the February 2024 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 16% of future customer payments received until a total of approximately $273,800 is paid. In connection with the August 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 2,779 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $6,057, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the signed date of the Merchant Agreement. The balance of the Merchant Agreement funding is expected to be repaid in full by April 2025.

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

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of June 30, 2024, and 2023 includes the accounts of Mobiquity Technologies, Inc. (the “Company”) and its wholly owned subsidiaries.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable, accrued interest – related party, and accrued expenses, and contract liabilities. On June 30, 2024, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

Recently Adopted Accounting Pronouncements

We consider the applicability and impact of all new accounting pronouncements on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board (FASB) through the date their consolidated financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective, that when adopted, will have a material impact on the consolidated financial statements of the Company.

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

Results of Operations

Quarter ended June 30, 2024, versus quarter ended June 30, 2023

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended
	June 30, 2024	June 30, 2023
Revenues	$266,892	$131,515
Cost of revenues	184,125	104,089
Gross profit	82,767	27,426
Total operating expenses	1,104,776	1,537,979
Loss from operations	$(1,022,009)	$(1,510,553)

We generated revenues of $266,892 in the second quarter of 2024 compared to $131,515 for the same period of 2023, an increase of $135,377. The increase can be directly attributed to the uptick of political revenue in 2024. The Company has developed several new features which we believe will help grow revenue throughout the remainder of 2024.

Cost of revenues was $184,125 or 69% of revenues in the second quarter of 2024 as compared to $101,089 or 79% of revenues in the same fiscal period of 2023. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $82,767 or 31% of revenues for the second quarter of 2024 as compared to $27,426 in the same period of 2023 or 21% of revenues.

Operating expenses were $1,104,776 in the second quarter of 2024 compared to $1,537,979 in the comparable period of the prior year, a decrease of $433,203. The decrease in operating costs was primarily related to a decrease in professional fees of approximately $170,000, salaries expense of $192,000, and license and fees of approximately $39,000.

The loss from operations for the second quarter of 2024 was $1,022,009 as compared to $1,510,553 for the comparable period of the prior year. Our loss from operations decreased by approximately $489,000, driven in part by interest and licenses and fees as stated above. Approximately $463,000 of the decrease in operating expenses is related to the Company’s capitalization of net software development costs during the second quarter of 2024 related to the development of new products. These costs were primarily internal salaries for technological engineers, and external consultant costs. Similar projects were under development during the second half of 2023. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Six Months ended June 30, 2024, versus six months ended June 30, 2023

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Six Months Ended
	June 30, 2024	June 30, 2023
Revenues	$530,174	$263,739
Cost of revenues	395,394	166,897
Gross profit	134,780	96,842
Total operating expenses	2,205,887	2,963,726
Loss from operations	$(2,071,107)	$(2,866,884)

We generated revenues of $530,174 in the first six-months of 2024 compared to $263,739 for the same period of 2023, an increase of $266,435. The increase can be directly attributed to the uptick of political revenue in 2024. The Company has developed several new features which we believe will help grow revenue throughout the remainder of 2024.

Cost of revenues was $395,394 or 75% of revenues in the first six-months of 2024 as compared to $166,897 or 63% of revenues in the same fiscal period of 2023. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $134,780 or 25% of revenues for the first six-months of 2024 as compared to $96,842 in the same period of 2023 or 37% of revenues.

Operating expenses were $2,205,887 in the first six-months of 2024 compared to $2,963,726 in the comparable period of the prior year, a decrease of $757,839. The decrease in operating costs was primarily related to a decrease in professional fees of approximately $533,000, license and fees of approximately $138,000 and $159,000 in amortization expense.

The loss from operations for the first six-months of 2024 was $2,071,107 as compared to $2,866,884 for the comparable period of the prior year. Our loss from operations decreased by approximately $796,000, driven in part by professional fees and licenses and fees as stated above. Approximately $110,000 of the decrease in operating expenses is related to the Company’s capitalization of net software development costs during the first six months of 2024 related to the development of new products. These costs were primarily internal salaries for technological engineers, and external consultant costs. Similar projects were under development during the second half of 2023. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2023.

The Company had cash of $23,892 at June 30, 2024. Cash used in operating activities for the six months ended June 30, 2024, was $1,336,280. This resulted primarily from a net loss of $1,787,407 offset by stock-based compensation of $1,175, amortization of intangibles of $162,904, amortization of debt discount of $147,294, increase in accounts receivable of $186,482 and $222,524 increase in accounts payable and accrued expenses, and increase in prepaid expenses and other assets of $96,652. Cash used in investing activities results from an increase in capitalized software development costs of $974,375. Cash flow provided by financing activities of $1,806,275 resulted primarily from net cash received from common stock issuances of $1,462,000, net proceeds from the issuance of debt $876,923, offset by repayments on notes payable of $532,642.

The Company had cash of $1,598,160 at June 30, 2023. Cash used in operating activities for the six months ended June 30, 2023, was $2,918,114. This resulted primarily from a net loss of $3,825,743 offset by stock-based compensation of $22,061, amortization of intangibles of $321,972, amortization of debt discount of $738,141, decrease in accounts receivable of $192,811 and $678,574 decrease in accounts payable and accrued expenses, and decrease in prepaid expenses and other assets of $47,500. Cash used in investing activities results from an increase in capitalized software development costs of $864,179. Cash flow provided by financing activities of $5,159,599 resulted primarily from cash paid on loans of $1,587,500, net proceeds from the issuance of debt $1,011,500, and cash received from the issuance of common stock and pre-funded warrants of $5,735,499.

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

Debt and Equity Transactions

See Notes 4, 5, and 9 to the consolidated financial statements herein for a complete description of various debt and equity transactions in the periods covered by this report.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of each fiscal year and quarter. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size.

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

ITEM 2. CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

(a) For fiscal 2023, we had no sales or issuances of unregistered capital stock, except as described below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2023	Common Stock	291,891 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2023	Common Stock	626, 844 shares 2,448,427 warrants	Shares sold for cash	Rule 506, Section 4(2)	Warrant exercise price ranging from $1.50 to 6.975 per share

2023	Common Stock	34, 849 shares	Original issue discount	Section 3 (a)(9)	Not applicable

2023	Common Stock	2,314,026 shares	Warrant conversion	Section 3 (a)(9)	Each warrant exercise price $6.975

2023	Common Stock	92,378 shares	Interest conversion	Rule 506, Section 4(2)	Not applicable

Jan-June 2024	Common Stock	3,447,334 shares	Shares sold for cash	Rule 506, Section 4(2)	Not applicable

Jan-June 2024	Common Stock	157,754 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

In April 2023, the Board of Directors or the Compensation Committee of the Company’s Board of Directors approved the following transactions:

•	Grant of 6,667 shares of restricted common stock to Gene Salkind, Chairman of the Board, for services previously rendered, based on a per share value of $2.505.
•	Grant of 3,333 shares of restricted common stock each to the Company’s CEO and another member of the Board of Directors for services as directors of the Company.
•	Grant of 2,000 shares of common stock to Gene Salkind as payment for accrued and unpaid interest of approximately $5,000 based on a per share value of $2.505.
•	Grant of 4,791 shares of restricted common stock to the Company’s legal counsel as payment for accrued and unpaid services valued at $12,000 and $2.505 per share.
•	Issuance of a total of 31,891 shares of restricted common stock at a per share value of $2.52 as payment and full settlement of outstanding accounts payable with a total carrying amount of $80,411.

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

Issuance of Common Stock for Cash

During the first six months of 2024, the Company raised a total of $1,462,000 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 3,247,334 shares at per share prices ranging from $0.30 to $0.60. An additional subscription agreement was executed during June 2024 for the purchase of 200,000 shares of common stock for $100,000 in cash. The Company recorded a stock subscription receivable for $100,000 at June 30, 2024 as the funds were received subsequent to June 2024.

Issuance of Common Stock Warrant for Services

During June 2024, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for twelve months, commencing in June 2024. Compensation under the agreement included an upfront payment of $25,000, and the issuance of 100,000 common stock warrants, exercisable through June 2027, at an exercise price of $0.50 per share. The fair value of the warrants at issuance was $171,800, which is being amortized, along with the upfront payment, through general and administrative expenses, straight-line, over the twelve-month service period. The Company recognized approximately $16,400 in expense for the quarter ended June 30, 2024 associated with the upfront payment and warrants.

Treasury Stock

In the three months ended March 31, 2024, the Company repurchased 17 shares of common stock in the first quarter of March 31,2024 for an insignificant amount of money, recorded as treasury stock. There were no repurchases of the Company’s common stock for the year ended December 31, 2023, or the quarter ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021, by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.10	Securities Purchase Agreement dated September 20, 2021, by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022, with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)

Exhibit
Number	Exhibit Title
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019 ***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
3.23	Amendment to Certificate of Incorporation dated November 2023**
3.24	Amendment to Certificate of Incorporation dated December 2023**
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019, from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019 ***
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019 ***
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019***
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019***
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021, issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021, issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)

Exhibit
Number	Exhibit Title
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant***
4.19	Form of Series 2023 Warrant***
4.20	Form of Pre-funded Warrant (Form 2023)***
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022, issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022, issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Amendment dated February 13, 2023, to Promissory Note dated December 30, 2022 issued to Walleye*****
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with section 302of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with section 302of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant’s Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)
99.7	2023 Employee Benefit and Consulting Compensation Plan**
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

__________________

*	Filed herewith.
**	Filed with form 10-K for fiscal year ended December 31, 2023
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364.
****	Previously filed under Form S-1 Registration Statement File No. 333-269293.
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: August 12, 2024	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: August 12, 2024	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

