Form 10-Q
period 2024-09-30
Mobiquity Technologies, Inc.
filed 2024-11-14
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

The number of shares issued of the registrant’s common stock, as of November 13, 2024, was 17,149,356.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2024 (Unaudited)	2023
Assets
Current Assets
Cash	$189,810	$528,272
Accounts receivable	238,730	1,192,538
Less: Allowance for credit losses	(94,066)	(1,157,910)
Accounts receivable, net	144,664	34,628
Prepaid and other current assets	563,034	149,635
Total Current Assets	897,508	712,535

Property and equipment, net	5,384	7,298

Goodwill	1,352,865	1,352,865
Intangible assets, net	–	76,488
Capitalized software development costs, net	3,364,679	2,049,908

Total Assets	$5,620,436	$4,199,094

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,308,203	$1,626,914
Accrued interest - related party	8,532	–
Contract liabilities	77,110	195,135
Debt, current portion, net	1,102,073	168,717
Total Current Liabilities	3,495,918	1,990,766

Total Liabilities	3,495,918	1,990,766

Commitments and Contingencies (Note 8)

Stockholders' Equity
AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Preferred stock Series H; $0.0001 par value, 770,000 shares authorized, zero and 768,473 shares issued and outstanding	–	78
Common stock; $0.0001 par value, 100,000,000 shares authorized, 16,609,356 and 3,994,926 shares issued, 16,606,839 and 3,992,426 shares outstanding	1,662	400
Treasury stock, at cost, $0.0001 par value 2,517 and 2,500 shares outstanding	(1,350,006)	(1,350,000)
Additional paid-in capital	223,584,558	220,598,180
Accumulated deficit	(220,111,705)	(217,040,339)
Total Stockholders' Equity	2,124,518	2,208,328
Total Liabilities and Stockholders' Equity	$5,620,436	$4,199,094

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$566,044	$177,271	$1,096,218	$441,010

Cost of revenues	230,296	114,174	625,690	281,071

Gross profit	335,748	63,097	470,528	159,939

Operating expenses
General and administrative expenses	1,270,386	1,262,988	3,312,699	3,900,693
Depreciation and amortization	44,453	195,148	208,027	521,170
Total operating expenses	1,314,839	1,458,136	3,520,726	4,421,863

Loss from operations	(979,091)	(1,395,039)	(3,050,198)	(4,261,924)

Other income (expense)
Interest expense	(152,247)		(323,119)	(743,396)
Loss on extinguishment of debt - related party	–	–	–	(396,322)
Loss on disposal of fixed assets	–		–	(695)
Other income	–	–	237,949	–
Interest income	22	768	4,678	2,323
Total other income (expense) - net	(152,225)	768	(80,492)	(1,138,090)

Net loss before income taxes	(1,131,316)	(1,394,271)	(3,130,690)	(5,400,014)

Income tax benefit	–	–	59,324	180,000

Net loss	$(1,131,316)	$(1,394,271)	$(3,071,366)	$(5,220,014)

Loss per share - basic	(0.09)	(0.38)	(0.39)	(2.53)
Loss per share - diluted	(0.09)	(0.38)	(0.37)	(2.53)

Weighted average number of shares outstanding - basic	12,762,454	3,703,314	7,832,569	2,067,264
Weighted average number of shares outstanding - diluted	12,762,454	3,703,314	7,832,569	2,067,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2022	61,688	$6	–	$–	–	$–	–	$–
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	–	–
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	–	–	–	–
Incentive common stock and warrants issued with long-term debt	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2023	61,688	6	–	–	–	–	–	–
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	–	–
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	–	–	–	–
Common stock issued for services rendered	–	–	–	–	–	–	–	–
Common stock issued for conversion of interest	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Series F preferred stock issued for cash	–	–	1	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at June 30, 2023	61,688	6	1	–	–	–	–	–
Common stock issued under exercise of pre-funded warrants	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Redemption of Series F preferred stock	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at September 30, 2023	61,688	$6	1	$–	–	$–	–	$–

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2023	61,688	$6	–	$–	–	$–	768,473	$78
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Accrued Series H Preferred Stock cash dividends	–	–	–	–	–	–	–	–
Repurchase of common stock held in Treasury	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2024	61,688	6	–	–	–	–	768,473	78
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Common stock subscribed	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Accrued Series H Preferred Stock cash dividends	–	–	–	–	–	–	–	–
Warrants issued for services	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, June 30, 2024	61,688	6	–	–	–	–	768,473	78
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock subscribed	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Accrued Series H Preferred Stock cash dividends	–	–	–	–	–	–	–	–
Warrants issued for services	–	–	–	–	–	–	–	–
Series H Preferred stock converted to common shares							(768,473)	(78)
Series H Preferred stock dividends converted to common stock	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, September 30, 2024	61,688	6	–	$–	–	$–	–	$–

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023 (Continued)

	Series AAA Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Treasury Shares		Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	(Deficit)
Balance, at December 31, 2022	31,413	$3	620,776	$62	$211,846,321	$–	2,500	$(1,350,000)	$(210,507,222)	$(10,830)
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	251,843	25	3,207,475	–	–	–	–	3,207,500
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	229,327	23	(23)	–	–	–	–	–
Incentive common stock and warrants issued with long-term debt	–	–	34,849	4	708,460	–	–	–	–	708,464
Stock based compensation	–	–	–	–	12,304	–	–	–	–	12,304
Net Loss	–	–	–	–	–	–	–	–	(1,716,804)	(1,716,804)
Balance, at March 31, 2023	31,413	3	1,136,795	114	215,774,537	–	2,500	(1,350,000)	(212,224,026)	2,200,634
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	375,001	38	2,527,960	–	–	–	–	2,527,998
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	459,698	45	(45)	–	–	–	–	–
Common stock issued for services rendered	–	–	31,891	3	80,408	–	–	–	–	80,411
Common stock issued for conversion of interest	–	–	92,378	9	235,554	–	–	–	–	235,563
Stock based compensation	–	–	–	–	9,757	–	–	–	–	9,757
Series F preferred stock issued for cash	–	–	–	–	100	–	–	–	–	100
Net Loss	–	–	–	–	–	–	–	–	(2,108,939)	(2,108,939)
Balance, at June 30, 2023	31,413	3	2,095,763	209	218,628,271	–	2,500	(1,350,000)	(214,332,965)	2,945,524
Common stock issued under exercise of pre-funded warrants	–	–	478,335	48	(48)	–	–	–	–	–
Stock based compensation	–	–	–	–	234	–	–	–	–	234
Redemption of Series F preferred stock	–	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–	(1,394,271)	(1,394,271)
Balance, at September 30, 2023	31,413	$3	2,574,098	$257	$218,628,457	$–	2,500	$(1,350,000)	$(215,727,236)	$1,551,487

	Series AAA Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Treasury Shares		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Equity
Balance, at December 31, 2023	31,413	$3	3,994,926	$400	$220,598,180	$–	2,500	$(1,350,000)	$(217,040,339)	$2,208,328
Common stock issued for services	–	–	118,000	12	64,988	–	–	–	–	65,000
Common stock issued for cash	–	–	1,123,334	112	399,888	–	–	–	–	400,000
Stock based compensation	–	–			234	–	–	–	–	234
Accrued Series H Preferred Stock cash dividends	–	–	–	–	(46,108)	–	–	–	–	(46,108)
Repurchase of common stock held in Treasury	–	–	–	–	–	–	17	(6)	–	(6)
Net loss	–	–	–	–	–	–	–	–	(1,042,260)	(1,042,260)
Balance, at March 31, 2024	31,413	3	5,236,260	524	221,017,182	–	2,517	(1,350,006)	(218,082,599)	1,585,188
Common stock issued for services	–	–	39,754	4	24,031	–	–	–	–	24,035
Common stock issued for cash	–	–	2,124,000	213	1,061,787	–	–	–	–	1,062,000
Common stock subscribed	–	–	200,000	20	99,980	(100,000)	–	–	–	–
Stock based compensation	–	–	–	–	941	–	–	–	–	941
Accrued Series H Preferred Stock cash dividends	–	–	–	–	(46,108)	–	–	–	–	(46,108)
Warrants issued for services	–	–	–	–	171,800	–	–	–	–	171,800
Net loss	–	–	–	–	–	–	–	–	(897,790)	(897,790)
Balance, June 30, 2024	31,413	3	7,600,014	761	222,329,613	(100,000)	2,517	(1,350,006)	(218,980,389)	1,900,066
Common stock issued for services	–	–	65,772	7	42,110	–	–	–	–	42,117
Common stock subscribed	–	–	–	–	–	100,000	–	–	–	100,000
Common stock issued for cash	–	–	1,100,000	110	674,890	–	–	–	–	675,000
Stock based compensation	–	–	–	–	235	–	–	–	–	235
Accrued Series H Preferred Stock cash dividends	–	–	–	–	(30,738)	–	–	–	–	(30,738)
Warrants issued for services	–	–	–	–	446,200	–	–	–	–	446,200
Series H Preferred stock converted to common shares	–	–	7,684,730	768	(690)	–	–	–	–	–
Series H Preferred stock dividends converted to common stock	–	–	158,840	16	122,938	–	–	–	–	122,954
Net loss	–	–	–	–	–	–	–	–	(1,131,316)	(1,131,316)
Balance, September 30, 2024	31,413	$3	16,609,356	$1,662	$223,584,558	$–	2,517	$(1,350,006)	$(220,111,705)	$2,124,518

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,071,366)	$(5,220,014)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,914	5,806
Provision for credit losses	92,779	46,458
Loss on disposal of asset	–	695
Amortization of intangible assets	76,488	450,551
Amortization of capitalized software development costs	129,625	64,813
Amortization of debt discounts	265,556	738,142
Loss on debt extinguishment	–	396,322
Common stock and warrants issued for services	131,152	–
Stock-based compensation	1,410	22,295
Income tax benefit	59,324	180,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(202,815)	165,331
(Increase) decrease prepaid expenses and other assets	204,601	47,500
Increase (decrease) in accounts payable and accrued expenses	630,497	(626,415)
Increase (decrease) in contract liabilities	(118,025)	(3,953)
Net cash used in operating activities	(1,798,860)	(3,732,469)

Cash flows from investing activities
Increase in software development costs	(1,444,396)	(1,507,045)

Cash flows from financing activities
Issuance of common stock for cash	2,237,000	–
Issuance of long-term debt, net of discounts and issuance costs	1,242,546	1,011,500
Repayments on long-term debt	(574,746)	(1,587,500)
Repurchase of treasury stock	(6)	–
Issuance of common stock and pre-funded warrants for cash, net of issuance costs	–	5,735,499
Issuance of Series F preferred stock	–	100
Net cash provided by financing activities	2,904,794	5,159,599

Net change in cash	(338,462)	(79,915)

Cash - beginning of period	528,272	220,854

Cash - end of period	$189,810	$140,939

Supplemental disclosure of cash flow Information
Cash paid for interest	$49,031	$18,848
Cash paid for taxes	$320	$294

Supplemental disclosure of non-cash investing and financing activities:
Accrual of Series H Preferred stock dividends	$122,954	$–
Conversion of Series H preferred stock and accrued dividends to common stock	$122,954	$–
Warrants issued in conjunction with consulting agreement	$446,200	$–
Issuance of incentive shares with debt recorded as debt discount	$–	$122,426
Warrants issued with long-term debt recorded as debt discount	$–	$586,038
Common stock issued under cashless warrant exercises	$–	$117
Common stock issued for accrued interest	$–	$235,563
Common stock issued for settlement of accounts payable	$–	$80,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2024, the Company had:

•	Net loss of $3,071,366 and
•	Net cash used in operations was $1,798,860

Additionally, at September 30, 2024, the Company had:

•	Accumulated deficit of $220,111,705
•	Stockholders’ equity of $2,124,518, and
•	Working capital deficit of $2,598,410.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $189,810 at September 30, 2024.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the year ended December 31, 2023, and the nine months ended September 30, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

Without sufficient revenue from operations, if the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations.

These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued, as the Company will need additional capital to meet its financial obligations. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on the basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (U.S. GAAP) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 8, 2024.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, accrued interest – related party, and contract liabilities. On September 30, 2024, and December 31, 2023, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s long-term debt approximates its carrying value based on current financing rates available to the Company.

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

On September 30, 2024, and December 31, 2023, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. On September 30, 2024, and December 31, 2023, the Company did not experience any losses on cash balances in excess of FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows.

For the quarters ended September 30, 2024, and 2023, sales of our products to four customers and three customers generated approximately 86% and 96% of our revenues, respectively. For the nine months ended September 30, 2024, and 2023, sales of our products to five customers and three customers generated approximately 86% and 76% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on the results of operations and financial condition.

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

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Two of our customers combined accounted for approximately 70% of outstanding accounts receivable at September 30, 2024.

The Company had accounts receivable, net, of $144,664, $34,628, and $340,935 at September 30, 2024, December 31, 2023, and January 1, 2023, respectively.

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

The allowance for credit losses for accounts receivable and the related activity, for the nine months ended September 30, 2024 is as follows:

Balance, December 31, 2023	$1,157,910
Provision for credit losses	92,779
Write-off of previously reserved account balances	(1,106,025)
Balance, September 30, 2024	$144,664

Provision for credit losses expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

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

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was recognized by the Company for the nine months ended September 30, 2024, and 2023.

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

Goodwill

The Company’s goodwill represents the excess of the consideration transferred for the acquisition of Advangelists LLC in December 2018 over the fair value of the underlying identifiable net assets acquired. Goodwill is not amortized but instead, it is tested for impairment at least annually. If management determines that the value of goodwill has become impaired, the Company will record a charge in an amount equal to the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit during the fiscal quarter in which the determination is made.

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of September 30, 2024, and December 31, 2023. No impairment of goodwill was recognized by the Company during fiscal 2023 or the nine-month period ended September 30, 2024.

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

Terms of financial instruments are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each reporting period, with any increase or decrease in the fair value being recorded in the results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. As of September 30, 2024, and December 31, 2023, the Company had no derivative instruments outstanding.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discounts and amortized to interest expense in the consolidated statement of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the three months ended September 30, 2024, and 2023, the Company recognized $118,262 and no interest expense associated with the amortization of debt discounts on debt outstanding during the periods. For the nine months ended September 30, 2024, and 2023, the Company recognized $265,556 and $738,142 in interest expense associated with the amortization of debt discounts on debts outstanding during the periods. Unamortized debt discounts remaining at September 30, 2024 were approximately $229,000 and are expected to be fully amortized during the remainder of 2024. See Note 4 regarding the accounting for debt discounts and debt issuance costs during fiscal 2024 and 2023.

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

Determine the transaction price.

The transaction price is determined based on the consideration of which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts outstanding at September 30, 2024 or December 31, 2023, contained a significant financing component or variable consideration terms.

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

The Company satisfies performance obligations at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Under both managed services arrangements and self-service arrangements, the Company’s promised services under the contracts include identification, bidding and purchasing of advertisement opportunities. The Company also generally has discretion in establishing the pricing of the ads. Since the Company is controlling the promise to deliver the contracted services, the Company is considered the principal in all arrangements for revenue recognition purposes. The performance obligations are satisfied, and revenue recognition primarily upon publication of customer advertising content.

All revenues recognized were derived from internet advertising for the periods ended September 30, 2024, and 2023.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of September 30, 2024, December 31, 2023, and January 1, 2023, there were $77,110, $195,135, and $193,598, respectively, in contract liabilities outstanding. Contract liabilities are expected to be recognized as revenue within the year following their respective period end.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations. Advertising costs incurred were insignificant for the periods ended September 30, 2024, and 2023.

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

The fair value of stock-based compensation is generally determined by using the Black-Scholes valuation model as of the date of the grant or the date at which the performance of the services is completed (measurement date).

When determining the fair value of stock-based compensation, the Company considers the following assumptions in the Black-Scholes model:

•	Exercise price,
•	Expected dividends,
•	Expected volatility,
•	Risk-free interest rate; and
•	Expected life of option

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, Income Taxes (ASC 740). Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more likely-than-not that all or some portion of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as gain or loss in the period that includes the date of the enactment.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2024, and December 31, 2023, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the periods ended September 30, 2024, and 2023. Open tax years, subject to examination by the Internal Revenue Service, generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdiction generally remain open for up to four years from the filing date.

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

NOTE 3: INTANGIBLE ASSETS AND SOFTWARE DEVELOPMENT COSTS

The Company’s definite-lived intangible assets consist of a customer relationship asset acquired through the Advangelists, LLC acquisition in 2018, and capitalized software development costs. The intangible assets are being amortized over their estimated useful lives of five years. The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are also reviewed for impairment or obsolescence when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

	Useful Lives	September 30, 2024	December 31, 2023

Customer relationship	5 years	$3,003,676	$3,003,676
Less accumulated amortization		(3,003,676)	(2,927,188)
Net carrying value		$–	$76,488

Software development costs	5 years	$3,602,328	$2,157,932
Less accumulated amortization		(237,649)	(108,024)
Net carrying value, software development costs		$3,364,679	$2,049,908

During the three months ended September 30, 2024, and 2023, the Company recognized zero and $150,184 in amortization expense, respectively, related to the customer relationship intangible asset, which is included in general and administrative expenses on the accompanying consolidated statements of operations. During the nine months ended September 30, 2024, and 2023, the Company recognized $76,488 and $450,551 in amortization expense, respectively, related to the customer relationship intangible asset.

During each of the three months ended September 30, 2024, and 2023, the Company recognized $43,209 of amortization expense related to software development costs, which is included in general and administrative expenses on the accompanying consolidated statements of operations. During the nine months ended September 30, 2024, and 2023, the Company recognized $129,625 and $64,813, respectively, of amortization expense related to software development costs.

As of September 30, 2024, and December 31, 2023, the Company has capitalized a total of approximately $3,600,000 and $2,200,000, respectively, of costs associated with the development of its new software enhancements, referred to as ATOS4P and AdHere. The approximately $1,440,000 in costs capitalized during the nine months ended September 30, 2024, were all related to AdHere enhancement only. The Company ceased capitalizing costs, and commenced marketing its ATOS4P enhancement to the public, during the second quarter of 2023. As of September 30, 2024, the Company has not commenced amortization of the costs associated with the AdHere technology. The product has been released to the public in October of 2024, at which time the Company began amortizing the costs.

Future amortization of the approximately $3,400,000 in unamortized software development costs, by fiscal year, at September 30, 2024, is as follows:

Software Development Costs
Remainder of 2024	$180,116
2025	720,466
2026	720,466
2027	720,466
2028	612,443
2029	410,722
Total	$3,364,679

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

The aforementioned Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the SPA. The fair values of the Investor Warrant, the Incentive Shares, the OID of $287,500, and the $138,500 in debt issuance costs paid, were recorded as debt discounts and debt issuance costs totaling $1,134,466. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the quarter ended March 31, 2023, $360,993 in amortization on the debt discounts was recognized as interest expense and is included on the accompanying consolidated statement of operations for the nine months ended September 30, 2023.

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

In February 2024, Dr. Salkind, Board Chairman, loaned the Company $150,000 of short-term debt financing for working capital (Salkind February 2024 Loan). The unsecured loan was payable on demand and boar interest at 10% per annum, payable monthly.

On June 27, 2024, the Company entered into a new Loan Agreement with Dr. Salkind and a relative of Dr. Salkind (Salkind June 2024 Loan) for no additional consideration from the lenders, effectively cancelling the Salkind February 2024 Loan. The Salkind June 2024 Loan is a $160,000 non-interest-bearing loan, which includes an Original Issue Discount of $10,000. The $160,000 in principal is due on demand on or after December 31, 2024, and is convertible at the option of the lenders at any time into shares of the Company’s restricted common stock at a conversion rate of $0.50 per share. As of June 30, 2024, the full $150,000 in principal remains outstanding and the Company has recognized amortization of $5,080 on the debt discount.

On July 5, 2024, the Company entered into a Loan Agreement with Dr. Salkind for additional proceeds of $50,000. On July 23, 2024, the Company entered into a Loan Agreement with Dr. Salkind’s son for additional proceeds of $50,000. The total principal of $100,000 related to these July 2024 loans remains outstanding at September 30, 2024 and the Company has recognized amortization of $643 on the debt discount for the periods ended September 30, 2024. Both July 2024 loans were issued under the same non-interest, repayment, and conversion terms as the Salkind June 2024 Loan.

Related Party - Other Loans

During the quarter ended June 30, 2024, the Company entered into the following loan agreements with its corporate attorney in exchange for cash or the cancellation of invoices outstanding related to legal services performed by the attorney.

Loan 1, dated April 2024, was a non-interest-bearing demand loan issued in exchange for $70,000 cash, and included a $4,000 discount. The $74,000 in principal was paid in full prior to June 30, 2024, and the Company recognized $4,000 in interest expense associated with the debt discount during the nine months ended September 30, 2024.

Loan 2, dated April 2024, was a non-interest-bearing demand loan issued in exchange for $40,000 in cash. The principal was paid in full prior to June 30, 2024.

Loan 3, dated June 2024, is a non-interest-bearing demand loan issued in exchange for the cancellation of $20,000 in invoices outstanding related to legal services performed. Loan 3 included an Original Issue Discount (OID) of $5,000. The $25,000 in principal and Original Issue Discount is payable on demand on or after December 31, 2024, and is also convertible at the option of the lender into the Company’s restricted common stock at a conversion rate of $0.50 per share. As of September 30, 2024, the full $20,000 in principal and $5,000 in OID remains payable and the Company has recognized amortization of $2,734 on the debt discount.

Loan 4, dated June 2024, is a non-interest-bearing demand loan issued in exchange for $37,000 in cash. Loan 4 included an Original Issue Discount of $15,000. The $52,000 in principal and Original Issue Discount is payable on demand at any time on or after December 31, 2024, and is also convertible at the option of the lender into the Company’s restricted common stock at a conversion rate of $0.50 per share. As of September 30, 2024, the full $37,000 in principal and $15,000 in OID remains payable and the Company has recognized amortization of $8,100 on the debt discount.

During the quarter ended September 30, 2024, the Company entered into the following loan agreements with its corporate attorney in exchange for cash.

Loans 5 and 6, dated July 2024, consists of two verbal, non-interest-bearing loans totaling $78,000 to the Company on a short-term basis. The $78,000 in principal is payable on demand, of which $27,000 remained payable at September 30, 2024.

Loan 7, dated September 2024, consists of a verbal, non-interest-bearing loan issued in exchange for $75,000 in cash on a short-term basis. The $75,000 in principal is payable on demand, of which $60,000 remained payable at September 30, 2024.

On October 8, 2024, the corporate attorney and the Company entered into a modification to Loans 3, 4, 5, 6, and 7 above which provides the following:

•	Loans 3 and 4 were amended to include a provision that, if the Company elects to prepay the loans, the Company will provide at least five days written notice to the debt holder of such intent for prepayment allowing the debt holder the opportunity to convert the debt.

•	Loans 5, 6, and 7, totaling $87,000 in outstanding principal were amended to add a $13,000 OID and a conversion option in which the debt and OID are convertible at any time at a rate of $1.00 per share at the option of the debt holder. In addition, in the event the Company receives additional financing or revenues, the Company shall, by Friday of each week in which such event occurs, notify the debt holder and shall give the debt holder the opportunity to demand immediate payment of at least 15% of such financing and/or revenues received by the Company until Loans 5, 6, and 7 have been paid in full.

•	The parties agree that all repayments of loans by the Company to the debt holder shall first reduce the outstanding principal and OID of Loans 5, 6, and 7.

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

In February 2024, the Company entered into an agreement for the purchase and sale of future receivables (February 2024 Merchant Agreement) with the same financial institution associated with the 2023 Merchant Agreement for the sale of future receivables in exchange for $150,000 in funding (the 2024 Purchase Price), less a $7,500 origination fee. The 2024 Purchase Price is to be repaid through daily payments representing 10% of future customer payments receivables until a total of approximately $205,350 is paid. The Company recorded a debt discount associated with the February 2024 Merchant Agreement totaling $62,850 which is being amortized through interest expense over the expected term of the agreement of 170 days. In connection with the February 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 20,135 shares of its Common Stock to the financial institution in an amount equal to 5% of the Purchase Price, or $7,500, which was recorded as additional debt discount. The balance of the February 2024 Merchant Agreement funding was repaid in full in August of 2024. The Company recognized $62,850 in interest expense associated with the amortization of the debt discounts for the nine months ended September 30, 2024.

In April 2024, the Company entered into an agreement for the purchase and sale of future receivables (April 2024 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $250,000 in funding (the April 2024 Purchase Price) in exchange for $127,000 in cash and full settlement of the November 2023 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 10% of future customer payments receivables until a total of approximately $342,250 is paid. In connection with the April 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 12,854 shares of its common stock to the financial institution in an amount equal to 5% of the Purchase Price, or $12,500, which was recorded as additional debt discount. The number of shares issued is equal to 5% of the Purchase Price divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the signed date of the Merchant Agreement. This agreement superseded the Merchant Agreement executed in November 2023. In August 2024, the total balance of principal and interest payable on the February 2024 Merchant Agreement funding of approximately $60,000, was rolled into the August 2024 Merchant Agreement funding, as discussed below. The balance of the April 2024 Merchant Agreement funding was repaid in full on September 30, 2024. The Company recognized approximately $103,000 in interest expense associated with the amortization of the debt discounts for the nine months ended September 30, 2024.

In August 2024, the Company entered into an agreement for the purchase and sale of future receivables (August 2024 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $200,000 in funding (the August 2024 Purchase Price), of which $121,147 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the February 2024 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 16% of future customer payments received until a total of approximately $273,800 is paid. In connection with the August 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 2,779 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $6,057, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The balance of the Merchant Agreement funding is expected to be repaid in full within the next year.

In September 2024, the Company entered into an agreement for the purchase and sale of future receivables (September 2024 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $250,000 funding (the September 2024 Purchase Price), of which $98,699 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the April 2024 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 12% of future customer payments received until a total of approximately $342,250 is paid. In connection with the September 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 1,993 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,560, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The balance of the Merchant Agreement funding is expected to be repaid in full within the next year.

For the three and nine months ended September 30, 2024, the Company recognized approximately $107,000 and $240,000 in interest expense associated with the amortization of the debt discounts on the February, April, August and September 2024 Merchant Agreements. The remaining unamortized debt discounts, totaling approximately $162,000, are expected to be expensed in full as interest expense within the next year, in conjunction with the principal payments.

2024 Promissory Notes

In March 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount (OID) of $16,500 (March 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024, through the maturity date of January 15, 2025. In addition to the OID, the Company paid $8,150 in issuance costs associated with the 2024 March Promissory Note and recorded a debt discount totaling $24,650 which is being amortized over the repayment period of the principal through interest expense. The Company recognized $1,126 and $7,957 in interest expense for the three and nine months ended June 30, 2024, respectively, associated with amortization of the debt discount on the March 2024 Promissory Note. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2024 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2024 Promissory Note. Approximately $69,000 in principal and OID remain outstanding at September 30, 2024.

In April 2024, the Company issued a promissory note in the principal amount of $96,000 with an Original Issue Discount of $16,000 (April 2024 Promissory Note). Interest is charged on the principal at 15% upon issuance of the April 2024 Promissory Note, totaling $14,400, and is payable, along with principal, in ten individual payments of $11,040 commencing May 30, 2024, through the maturity date of March 31, 2025. The Company recognized $4,149 in interest expense for the nine months ended June 30, 2024, associated with amortization of the debt discount on the April 2024 Promissory Note. Solely upon an event of default, and at the option of the holder of the April 2024 Promissory Note, all amounts outstanding under the April 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the April 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the April 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. Approximately $51,000 in principal and OID remain outstanding at September 30, 2024.

In September 2024, the Company issued a promissory note in the principal amount of $98,900 with an Original Issue Discount of $20,300 (September 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the September 2024 Promissory Note, totaling $13,846, and is payable, along with principal as follows: $56,373 due March 15, 2025, $14,093 due on each of April 15, 2025 and May15, 2025 and $14,874 due on June 15, 2025 and on the maturity date of July 15,2025. The Company recognized $362 in interest expense for the nine months ended September 30, 2024, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the September 2024 Promissory Note, all amounts outstanding under the September 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the September 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the September 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note.

In August 2024, the Company entered into a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual premium related to the D&O insurance policy. The total amount financed was $112,500, and incurs interest at a rate of 8.14% per annum, with nine monthly payments of principal and interest of $12,928 through May 2025.

Following is a summary of debt outstanding at December 31, 2023 and September 30, 2024:

	September 30, 2024 (Unaudited)	December 31, 2023
Merchant Agreements	$561,290	$216,089
Related Party – Salkind Loans	261,500	–
Related Party – Other Loans	177,000	–
2024 Promissory Notes	331,640	–
Total Debt	1,331,430	216,089
Less: Unamortized debt discounts	(229,357)	(47,372)
Current portion of debt	$1,102,073	$168,717

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

Of the 5,000,000 shares of preferred stock authorized, the Board of Directors has designated the following:

•	1,500,000 shares as Series AA Preferred Stock, none outstanding
•	1,250,000 shares as Series AAA Preferred Stock, 31,413 shares outstanding
•	1,250 shares as Series AAAA Preferred Stock, none outstanding
•	1,500 shares as Series C Preferred Stock, none outstanding
•	2 shares as Series B Preferred Stock: none outstanding
•	70,000 shares as Series E Preferred Stock, 61,688 shares outstanding
•	One share of Series F Preferred Stock, none outstanding
•	300,789 shares of Series G Preferred Stock, none outstanding
•	770,000 shares of Series H Preferred Stock, none outstanding

Rights Under Preferred Stock

The Company’s classes of preferred stock include the following provisions:

Optional Conversion Rights of Preferred Stock

•	Series AA – one share convertible into 3.33 shares of common stock
•	Series AAA – one share convertible into 6.67 shares of common stock
•	Series C – one share convertible into 6,667 shares of common stock
•	Series E – one share at a rate of its Stated Value, as defined, divided by $0.08, convertible commencing January 31, 2020
•	Series G – one share convertible into shares of common stock at a rate of its Stated Value divided by $0.50 (Series G Conversion Ratio)
•	Series H – one share was convertible into shares of common stock at a rate of its Stated Value ($2.00 at August 7, 2024, date of mandatory conversion discussed below) divided by $0.20 (Series H Conversion Ratio)

Redemption Rights

Series E preferred stock is redeemable at any time upon 30 days’ written notice by the Company and the shareholders, at a rate of 100% of the Stated Value, as defined.

Mandatory Conversion Right

Any outstanding shares of Series G Preferred Stock shall automatically convert into common stock based on the Series G Conversion Ratio if the closing sales price of the Company’s common stock for ten (10) consecutive trading days closes over $5.00 per share.

Any outstanding shares of Series H Preferred Stock shall automatically convert into common stock based on the Series H Conversion Ratio at the earlier of (i) December 31, 2026, or (ii) at such time as the closing sale price of the Company’s common stock exceeds $2.00 per share for ten (10) consecutive trading days. In August 2024, the Series H Preferred Stock satisfied the mandatory conversion right, resulting in the conversion of all 768,473 shares outstanding into 7,684,730 shares of common stock, exclusive of accrued dividend liabilities totaling $122,954 also being converted into 158,840 shares of common stock.

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

Commencing January 2, 2024, the holders of outstanding shares of Series H Preferred Stock shall receive a monthly dividend of 1% of the Stated Value per share. The dividend shall be paid at the election of the majority holder of the Series H Preferred Stock in cash or in common stock. If the election is for cash payment, the Company has the right to deliver a one-year secured note bearing interest at the rate of 15% per annum in lieu of paying cash. As discussed above, for the period January 1 through August 6, 2024, the mandatory conversion date, the Company accrued and paid stock dividends of 158,840 common shares totaling $122,954, to the Series H Preferred Stock shareholders.

Liquidation Preference

The Series G and Series H Preferred Stock have a liquidation preference of the Stated Value per share plus accrued and unpaid dividends.

Shares Issued for Services

On October 6, 2023, the Company entered a one-year consulting contract with Mr. Gene Salkind, its Chairman of the Board, to provide business consulting services to the Company. Mr. Salkind received 150,000 shares of restricted common stock, valued at $103,500, in consideration of his services under this agreement. The value of the shares issues is being amortized straight-line over the one-year term of the agreement. The Company recognized $25,875 and $77,625 in general and administrative expenses related to this amortization for the three and nine months ended September 30, 2024, respectively.

In December 2023, the Company entered a one-year consulting contract with an unrelated party. In accordance with the contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. In addition, the consultant is to receive monthly cash payments of $12,500 over the term of the agreement. The value of the signing bonus, shares of restricted common stock, and warrants, totaling $64,000, was recorded as a prepaid asset on the accompanying consolidated balance sheet and is being amortized through general and administrative expenses over the one-year term of the agreement. For the three and nine months ended September 30, 2024, the Company recognized approximately $16,000 and $48,000 of expense associated with amortization of the prepaid asset with approximately $12,000 remaining unamortized at September 30, 2024.

On August 15, 2024, the Company entered into a Business Development Agreement with a non-affiliated entity. The term of the agreement is three months, and the consultant has a choice of $12,500 in cash or 25,000 shares of the Company’s common stock. The consultant elected to receive 25,000 shares of restricted common stock. The $12,500 fee was recorded as a prepaid asset on the consolidated balance sheet and is being amortized through general and administrative expenses over the three month term. Approximately $4,000 in expense was recognized for the three months ended September 30, 2024.

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

In conjunction with the Walleye SPA, the Company issued 34,849 shares of common stock, or approximately 5.3% of the Company’s outstanding shares at that time, to the Investor as an incentive on the transaction (Incentive Shares). Excluding the above-mentioned Investor Warrant, the shares of Common Stock exercisable pursuant to such Investor Warrant are not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. Total issuance fees of $138,500 associated with the closing of the Walleye SPA were paid by the Company to Spartan Capital Securities LLC and the Investor’s counsel, resulting in net proceeds of $1,011,500. Approximately $163,000 of the loan proceeds were utilized to repay the outstanding principal and accrued interest under an SBA loan.

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matures and is payable on or before September 30, 2023, and it provides that the Investor may demand prepayment after March 31, 2023, and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the Walleye SPA, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 Offering (see below). During the third quarter of 2023, the secured debt was paid in full through the proceeds of our June 2023 Offering.

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

February 2023 Offering

On February 13, 2023, the Company entered into an underwriting agreement (the Underwriting Agreement) with Spartan Capital Securities LLC (the Underwriter) relating to a public offering of 251,842 shares of common stock and pre-funded warrants to purchase 285,792 shares of common stock (the Shares), for net proceeds of $3,207,500 (the February 2023 Offering). In conjunction with the February 2023 Offering, which closed on February 16, 2023, the investors also received other Warrants to purchase 806,452 shares of common stock (Series 2023 Warrants) on a cash basis or up to 403,226 shares on a cashless basis. The offered Shares were priced at $6.975 per combination of one share of common stock or one pre-funded warrant, accompanied by one Series 2023 Warrant.

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

Pursuant to the terms of the Underwriter agreement, and as partial consideration to the Underwriter, the Company issued a warrant for the purchase of 26,882 shares of common stock, exercisable from February 14, 2023, through February 14, 2028, at an initial exercise price of $7.6725 per share. This warrant was cancelled by the underwriter on or about June 30, 2023, in connection with the completion of the June 2023 Offering described below. The Company also granted the Underwriter a 45-day option to purchase up to an additional 80,645 shares and/or pre-funded warrants in lieu of shares and accompanying Series 2023 Warrants to purchase 120,968 shares at the public offering price less the underwriting discounts and commissions, to cover over-allotments, if any. No additional shares or pre-funded warrants were purchased by the Underwriter. The Company paid a cash fee to the Underwriter equal to 8% of the gross proceeds raised in February 2023 Offering, plus a reimbursement of Underwriter fees totaling $242,500.

Between the closing of February 2023 Offering and June 30, 2023, investors holding pre-funded warrants converted all their pre-funded warrants into 285,792 shares of common stock and elected the alternative cashless exercise provision for the Series 2023 Warrants, resulting in the issuance of 403,226 shares of common stock. As of June 30, 2023, all the aforementioned pre-funded warrants and 2023 Warrants were exercised.

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

Series H Preferred Stock Issuances

On December 18, 2023, the Series G Preferred Shareholders agreed to exchange all 300,789 of the Series G Preferred Stock into 751,730 shares of the Company’s newly created Series H Preferred Stock. Also, our legal counsel agreed to exchange $33,000 of monies owed to the law firm for 16,500 shares of Series H Preferred Stock. Each share of the Series H Preferred Stock is convertible at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.20 per Common Share (Series H Conversion Ratio). The Series H Preferred Stock will automatically convert at the same Series H Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $2.00 per share for ten (10) consecutive trading days or on December 31, 2026, whichever is earlier. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 3(a)(9) of the Securities Act of 1933, as amended. During the quarter ended September 30, 2024, all outstanding shares of Series H Preferred Stock were converted into shares of the Company’s common stock, as discussed above.

Issuance of Common Stock for Settlement of Liabilities

In January 2024, the Company issued 100,000 shares of its common stock at a per share price of $0.53 in full settlement of vendor liabilities outstanding at an amount equal to $53,000. In March 2024, the Company issued 18,000 shares of its common stock in settlement of outstanding vendor liabilities at an amount equal to $12,000 stock at per share prices ranging from $0.50 to $1.00. In the third quarter of 2024, corporate counsel converted $18,000 of accrued liabilities into common stock at a conversion price of $0.50 per share.

Issuance of Common Stock for Cash

During the first nine months of 2024, the Company raised a total of $2,237,000 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 4,347,334 shares at per share prices ranging from $0.30 to $0.60. In the third quarter of 2024, the Company raised a total of $675,000 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of 1,100,000 shares at per share prices ranging from $0.50 to $1.00.

Issuance of Common Stock Warrant for Services

During June 2024, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for twelve months, commencing in June 2024. Compensation under the agreement included an upfront payment of $25,000 in cash, and the issuance of 100,000 common stock warrants, exercisable through June 2027, at an exercise price of $0.50 per share. The consultant also receives a monthly fee of $5,000. The fair value of the warrants at issuance was $171,800, which is being amortized, along with the upfront payment, through general and administrative expenses, straight-line, over the twelve-month service period. In September 2024, the Company amended the consulting agreement to increase the monthly cash compensation to $10,000 and to issue additional warrants to purchase a total of 150,000 shares of common stock exercisable over a three-year period. The 150,000 warrant shares consist of 100,000 exercisable at $0.50 per share and 50,000 exercisable at $1.00 per share through September 10, 2027. The new warrants issued in September 2024 were fair valued at a total of $446,200, which was recorded as prepaid assets and is being amortized through general and administrative expense straight-line over the remaining 10 months of the agreement term. Total expense recognized related to the upfront payment and issued warrants was approximately $94,000 and $110,000 for the three and nine months ended September 30, 2024, respectively.

Treasury Stock

In the three months ended March 31, 2024, the Company repurchased 17 shares of common stock for an insignificant amount, recorded as treasury stock. There were no repurchases of the Company’s common stock for the year ended December 31, 2023, or the quarter ended September 30, 2024.

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

In April 2024, Dean Julia was granted 833 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $0.50 and expiration of April 2033.

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

The weighted average assumptions made by calculating the fair values of options granted during the nine months ended September 30, 2024, are as follows:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	199.68%	166.87%
Expected dividend yield	–	–
Risk-free interest rate	3.42%	3.54%
Expected term (in years)	7.50	6.67

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,876,275	$9.11	5.05	$252,000
Granted	833	$0.50	8.51	$1,658
Cancelled or expired	(4,094)	$–	–	$–
Outstanding, September 30, 2024	1,873,014	$7.56	4.31	$4,123,658
Options exercisable, September 30, 2024	1,873,013	$7.56	4.31	$4,123,658

The aggregate intrinsic value of options outstanding and options exercisable on September 30, 2024, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices lower than the $2.49 closing price of the Company’s common stock on September 30, 2024. Stock-based compensation expense related to stock options was $1,410 and $22,295 for the nine months ended September 30, 2024, and 2023, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of September 30, 2024, there is $464 in unamortized compensation cost related to unvested stock option awards to be recognized during fiscal 2024 and 2025, respectively.

Warrants

During the fiscal year ended December 31, 2023, the Company issued a total of 2,849,551 common stock warrants. Total warrant shares issued included 174,242 shares issued in July 2023 in connection with the 20% OID Promissory note (see Note 4) which are exercisable commencing July 1, 2023, through December 30, 2027. In February 2023, 850,308 warrant shares were issued in connection with the February 2023 Public Offering, including 285,792 of pre-funded warrants (see Note 5) with a five-year contractual term, expiring February 14, 2028. On June 30, 2023, an additional 1,625,000 pre-funded warrants were issued with a five-year term in connection with the June 2023 Public Offering. During July 2023, 478,333 pre-funded warrants issued under the June 2023 Public Offering were exercised. In December 2023, the Company entered a one-year consulting contract with an unrelated party. In accordance with the said contract, the consultant received warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share.

On June 3, 2024, the Company entered into a one-year consulting agreement with a non-affiliated entity. The agreement provides for cash compensation of $85,000 (inclusive of a $25,000 signing bonus) to the consultant plus warrants to purchase 100,000 common shares at an exercise price of $0.50 per share through June 30, 2027. In September of 2024 the consultant received an additional 100,000 warrants exercisable at $0.50 and 50,000 warrants exercisable at $1.00 per share. Warrants contain the same terms as exist in the warrants issued in June of 2024. See Note 5 for further discussion.

The weighted average assumptions made in calculating the fair value of warrants granted during the nine months ended September 30, 2024, and 2023, are as follows:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	217.65%	172.63%
Expected dividend yield	–	–
Risk-free interest rate	3.98%	3.85%
Expected term (in years)	2.88	5.00

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	653,357	$58.54	4.20	$28,000
Granted	250,000	$0.60	4.10	$472,500
Cancelled or expired	–	$–	–	$–
Outstanding, September 30, 2024	903,357	$42.51	3.64	$903,500
Warrants exercisable, September 30, 2024	903,357	$42.51	3.64	$903,500

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

The following potentially dilutive equity securities outstanding as of September 30, 2024, and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023
Stock options	1,873,014	1,876,275
Warrants	903,357	653,358
Series AAA preferred stock	209,525	209,525
Series E preferred stock	10,281	10,281
Series H preferred stock	–	7,684,730
Total common stock equivalents	2,996,177	10,434,169

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into nine years ago in April 2017 which terminated Mr. Trepeta’ s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’ s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 Million in damages. Based on the Company’s initial internal review of the situation, the Company believes the claims lack merit and it intends to vigorously defend same. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’ s action was granted but Mr. Trepeta has filed a notice of appeal. Due to uncertainties inherent in litigation, the Company cannot predict the outcome of this matter at this time.

NOTE 9 – SUBSEQUENT EVENTS

On October 8, 2024, the Board of Directors of the Company approved the increase in the number of shares available under the 2023 Employee Benefit and Compensation Plan from 2,000,000 shares to 4,000,000 shares and granted a total of 1,725,000 non-statutory stock options with a 5-year term, immediately exercisable to several officers, directors, employees and consultants at an exercise price of $2.45 per share.

Between October 1, 2024 and November 12, 2024, the Company raised $540,000 from the sale of its common stock at $1.00 per share. Exemption from registration is claimed under Rule 506 and/or section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with these transactions.

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

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of September 30, 2024, and 2023 includes the accounts of Mobiquity Technologies, Inc. (the “Company”) and its wholly owned subsidiaries.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable, accrued interest – related party, and accrued expenses, and contract liabilities. On September 30, 2024, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s debt approximates its carrying value based on the current financing rates available to the Company and its short-term nature.

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

Provision for credit losses expense (recovery) is recorded as a component of general and administrative expenses in the consolidated statements of operations.

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

Plan of Operation

Mobiquity intends to hire several new sales and sales support individuals to help generate additional revenue using the Advangelists platform, our new Publisher Platform, and the Mobiquity Networks MobiExchange. Mobiquity’s sales team will focus on Advertising Agencies, Brands, and publishers to help increase both supply and demand across the Advangelists platform while providing unique data segments utilizing MobiExchange. Together the Advangelists platform and MobiExchange platform create multiple revenue streams for Mobiquity. The first is licensing the Advangelists platform as a white-label product for use by Advertising Agencies, DSP’s, Publishers, and Brands. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The third revenue stream is a managed services model in which the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, where the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. Additional revenue can be generated by offering data segments and digital audiences through MobiExchange for use in omnichannel marketing programs that include but not limited to programmatic advertising email marketing and SMS. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists and Mobiquity Networks. New sales and support individuals are also needed to generate revenue for our new Publisher Platform. The target audiences for this platform will be website publishers, application publishers, Connected TV (CTV) publishers and Supply-Side Platform (SSP) operators.

Results of Operations

Quarter ended September 30, 2024, versus quarter ended September 30, 2023

The following table sets forth certain selected statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended
	September 30, 2024	September 30, 2023
Revenues	$566,044	$177,271
Cost of revenues	230,296	114,174
Gross profit	335,748	63,097
Total operating expenses	1,314,839	1,458,136
Loss from operations	$(979,091)	$(1,395,039)

We generated revenues of $566,044 in the third quarter of 2024 compared to $177,271 for the same period of 2023, an increase of $388,773, or 219%. The increase can be directly attributed to the uptick of political revenue in 2024. The Company has developed several new features which we believe will help grow revenue throughout the remainder of 2024 and beyond.

Cost of revenues was $230,296 or 41% of revenues in the third quarter of 2024 as compared to $114,174 or 64% of revenues in the same fiscal period of 2023. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $335,748 or 59% of revenues for the third quarter of 2024 as compared to $63,097 in the same period of 2023 or 36% of revenues.

Operating expenses were $1,314,839 in the third quarter of 2024 compared to $1,458,136 in the comparable period of the prior year, a decrease of $143,297, or 10%. The decrease in operating costs was primarily related to a decrease in professional fees of approximately $130,000 and a decrease in licenses and permits of approximately $12,000.

The loss from operations for the third quarter of 2024 was $979,091 as compared to $1,395,039 for the comparable period of the prior year. Our losses from operations decreased by approximately $416,000, or 30%, driven in part by professional fees and licenses and permits as stated above, $150,000 in amortization costs and $173,000 decrease in operating expenses is related to the Company’s capitalization of net software development costs during the third quarter of 2024 related to the development of new products. These costs were primarily internal salaries for technological engineers, and external consultant costs. Similar projects were under development during the third half of 2023. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Nine Months ended September 30, 2024, versus nine months ended September 30, 2023

The following table sets forth certain selected statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Revenues	$1,096,218	$441,010
Cost of revenues	625,690	281,071
Gross profit	470,528	159,939
Total operating expenses	3,520,726	4,421,863
Loss from operations	$(3,050,198)	$(4,261,924)

We generated revenues of $1,096,218 in the first nine months of 2024 compared to $441,010 for the same period of 2023, an increase of $655,208, or 149%. The increase can be directly attributed to the uptick of political revenue in 2024. The Company has developed several new features which we believe will help grow revenue throughout the remainder of 2024 and beyond.

Cost of revenues was $625,690 or 57% of revenues in the first nine months of 2024 as compared to $281,071 or 64% of revenues in the same fiscal period of 2023. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $470,528 or 43% of revenues for the first nine months of 2024 as compared to $159,939 in the same period of 2023 or 36% of revenues.

Operating expenses were $3,520,726 in the first nine months of 2024 compared to $4,421,863 in the comparable period of the prior year, a decrease of $901,137, or 20%. The decrease in operating costs was primarily related to a decrease in professional fees of approximately $663,000, license and permits of approximately $150,000.

The loss from operations for the first nine months of 2024 was $3,050,198 as compared to $4,261,924 for the comparable period of the prior year. Our loss from operations decreased by approximately $1,200,000, or 28%, driven in part by amortization costs of $309,000, professional fees and licenses and permits as stated above. The decrease in operating expenses is related to the Company’s capitalization of net software development costs during the first nine months of 2024 related to the development of new products. These costs were primarily internal salaries for technological engineers, and external consultant costs. Similar projects were under development during the first nine months of 2024. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

On November 12, 2024, we announced the expansion of our strategic partnership with Context Networks and the rollout of their advanced ad tech solution for casinos, seamlessly integrating digital ads into slot machines to enhance player engagement. This innovative approach not only transforms the in-casino experience but also extends advertising across mobile and CTV platforms, reconnecting with players after they leave. With plans for a broader rollout, we believe this technology is poised to set a new standard in multi-platform advertising within the gaming industry. Furthermore, management believes that the aforementioned strategic partnership will have a material impact on our results of operations in fiscal 2025 and beyond.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2023.

The Company had cash of $189,810 at September 30, 2024. Cash used in operating activities for the nine months ended September 30, 2024, was $1,798,860. This resulted primarily from a net loss of $2,918,723 offset by stock-based compensation of $1,410, amortization of intangible assets and capitalized software development costs of $206,113, increase in accounts receivable of $202,815, an increase in accounts payable and accrued expenses of $630,497, issuance of common stock and warrants for services rendered of $749,152, provision for credit losses of $92,779, amortization of debt discounts of $265,556, decrease in contract liabilities of $118,025, and an income tax benefit of $59,324. Cash used in investing activities was related to the development of new software of $1,444,396. Cash flows provided by financing activities of $2,904,794 were related to repayment of debt of $574,746 offset by net proceeds received from the sale of common stock of $2,237,000 and proceeds from the issuance of debt of $1,242,546 and the repayments on notes payable, net of issuance costs.

The Company had cash of $140,939 at September 30, 2023. Cash used in operating activities for the nine months ended September 30, 2023, was $3,732,469. This resulted primarily from a net loss of $5,220,014 offset by stock-based compensation of $22,295, amortization of intangible assets and capitalized software development costs of $515,364, decrease in accounts receivable of $165,331, a decrease in accounts payable and accrued expenses of $626,415, loss on debt extinguishment of $396,322, amortization of debt discounts of $738,142, and an income tax benefit of $180,000. Cash used in investing activities was related to the development of new software of $1,507,045. Cash flows provided by financing activities of $5,159,599 were related to repayment of debt of $1,587,500 offset by net proceeds received from the sale of common stock and pre-funded warrants of $5,735,499 and proceeds from the issuance of debt of $1,011,500, net of issuance costs.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of each fiscal year and quarter. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into nine years ago in April 2017 which terminated Mr. Trepeta’ s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’ s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 million in damages. Based on the Company’s initial internal review of the situation, the Company believes the claims lack merit and it intends to vigorously defend the same. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’s action was granted but Mr. Trepeta has filed a notice of appeal. Due to uncertainties inherent in litigation, the Company cannot predict the outcome of this matter at this time.

ITEM 1A. RISK FACTORS

Incorporated by reference are the risk factors contained in our Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

(a) For fiscal 2023 and 2024, we had no sales or issuances of unregistered capital stock, except as described below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2023	Common Stock	291,891 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2023	Common Stock	626, 844 shares 2,448,427 warrants	Shares sold for cash	Rule 506, Section 4(2)	Warrant exercise price ranging from $1.50 to 6.975 per share

2023	Common Stock	34, 849 shares	Original issue discount	Section 3 (a)(9)	Not applicable

2023	Common Stock	2,314,026 shares	Warrant conversion	Section 3 (a)(9)	Each warrant exercise price $6.975

2023	Common Stock	92,378 shares	Interest conversion	Rule 506, Section 4(2)	Not applicable

Jan-September 2024	Common Stock	4,347,334 shares	Shares sold for cash	Rule 506, Section 4(2)	Not applicable

Jan-September 2024	Common Stock	223,526 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

Jan-September 2024	Common Stock	7,684,730 shares	Conversion of Series H Preferred stock	Section 3 (a)(9)	Not applicable

Jan-September 2024	Common Stock	158,840	Conversion of Series H Preferred dividends	Section 3 (a)(9)	Not applicable

In April 2023, the Board of Directors or the Compensation Committee of the Company’s Board of Directors approved the following transactions:

•	Grant of 6,667 shares of restricted common stock to Gene Salkind, Chairman of the Board, for services previously rendered, based on a per share value of $2.505.
•	Grant of 3,333 shares of restricted common stock each to the Company’s CEO and another member of the Board of Directors for services as directors of the Company.
•	Grant of 2,000 shares of common stock to Gene Salkind as payment for accrued and unpaid interest of approximately $5,000 based on a per share value of $2.505.
•	Grant of 4,791 shares of restricted common stock to the Company’s legal counsel as payment for accrued and unpaid services valued at $12,000 and $2.505 per share.
•	Issuance of a total of 31,891 shares of restricted common stock at a per share value of $2.52 as payment and full settlement of outstanding accounts payable with a total carrying amount of $80,411.

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

Series H Preferred Stock Issuances

On December 18, 2023, the Series G Preferred Shareholders agreed to exchange all 300,789 of the Series G Preferred Stock into 751,730 shares of the Company’s newly created Series H Preferred Stock. Also, our legal counsel agreed to exchange $33,000 of monies owed to the law firm for 16,500 shares of Series H Preferred Stock. Each share of the Series H Preferred Stock is convertible at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.20 per Common Share (Series H Conversion Ratio). The Series H Preferred Stock will automatically convert at the same Series H Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $2.00 per share for ten (10) consecutive trading days or on December 31, 2026, whichever is earlier. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 3(a)(9) of the Securities Act of 1933, as amended. During the quarter ended September 30, 2024, all outstanding shares of Series H Preferred Stock were converted into shares of the Company’s common stock, as discussed above.

Issuance of Common Stock for Settlement of Liabilities

In January 2024, the Company issued 100,000 shares of its common stock at a per share price of $0.53 in full settlement of vendor liabilities outstanding at an amount equal to $53,000. In March 2024, the Company issued 18,000 shares of its common stock in settlement of outstanding vendor liabilities at an amount equal to $12,000 stock at per share prices ranging from $0.50 to $1.00. In the third quarter of 2024, corporate counsel converted $18,000 of accrued liabilities into common stock at a conversion price of $0.50 per share.

Issuance of Common Stock for Cash

During the first nine months of 2024, the Company raised a total of $2,237,000 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 4,347,334 shares at per share prices ranging from $0.30 to $0.60. In the third quarter of 2024, the Company raised a total of $675,000 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of 1,100,000 shares at per share prices ranging from $0.50 to $1.00.

Issuance of Common Stock Warrant for Services

During June 2024, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for twelve months, commencing in June 2024. Compensation under the agreement included an upfront payment of $25,000 in cash, and the issuance of 100,000 common stock warrants, exercisable through June 2027, at an exercise price of $0.50 per share. The consultant also receives a monthly fee of $5,000. The fair value of the warrants at issuance was $171,800, which is being amortized, along with the upfront payment, through general and administrative expenses, straight-line, over the twelve-month service period. In September 2024, the Company amended the consulting agreement to increase the monthly cash compensation to $10,000 and to issue additional warrants to purchase a total of 150,000 shares of common stock exercisable over a three-year period. The 150,000 warrant shares consist of 100,000 exercisable at $0.50 per share and 50,000 exercisable at $1.00 per share through September 10, 2027. The new warrants issued in September 2024 were fair valued at a total of $446,200, which was recorded as prepaid assets and is being amortized through general and administrative expense straight-line over the remaining 10 months of the agreement term. Total expense recognized related to the upfront payment and issued warrants was approximately $94,000 and $110,000 for the three and nine months ended September 30, 2024, respectively.

Treasury Stock

In the three months ended March 31, 2024, the Company repurchased 17 shares of common stock in the first quarter of March 31,2024 for an insignificant amount of money, recorded as treasury stock. There were no repurchases of the Company’s common stock for the year ended December 31, 2023, or the quarter ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021, by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.10	Securities Purchase Agreement dated September 20, 2021, by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022, with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)

Exhibit
Number	Exhibit Title
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019 ***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
3.23	Amendment to Certificate of Incorporation dated November 2023**
3.24	Amendment to Certificate of Incorporation dated December 2023**
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019, from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019 ***
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019 ***
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019***
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019***

Exhibit
Number	Exhibit Title
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021, issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021, issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant***
4.19	Form of Series 2023 Warrant***
4.20	Form of Pre-funded Warrant (Form 2023)***
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022, issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022, issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Amendment dated February 13, 2023, to Promissory Note dated December 30, 2022 issued to Walleye*****
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with section 302of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with section 302of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)

Exhibit
Number	Exhibit Title
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant’s Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)
99.7	2023 Employee Benefit and Consulting Compensation Plan**
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

__________________

*	Filed herewith.
**	Filed with form 10-K for fiscal year ended December 31, 2023
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364.
****	Previously filed under Form S-1 Registration Statement File No. 333-269293.
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: November 14, 2024	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: November 14, 2024	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

