Form 10-K
period 2024-12-31
Mobiquity Technologies, Inc.
filed 2025-04-07
CIK 1084267

Table of Contents

MOBIQUITY TECHNOLOGIES, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of June 30, 2024, the number of shares of Common Stock held by non-affiliates was approximately 7,142,497 based upon 7,597,497 shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $2.00 per share as of June 30, 2024) of the Company’s Common Stock held by non-affiliates was approximately $14,285,000.

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2025, was 20,010,909.

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

1

2

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
Enter a name for this Audience Segment
Required
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

ATOS Platform:

The ATOS platform is a cornerstone of Mobiquity’s offerings. This advanced platform leverages data analytics and cutting-edge technology to deliver targeted and effective advertising solutions. By harnessing the power of data, ATOS enables advertisers to reach their desired audience with precision, maximizing the impact of their advertising and awareness campaigns. As an all-in-one advertising technology operating system (ATOS) is a single-vendor, end-to-end solution designed to simplify and enhance digital advertising campaigns by leveraging artificial intelligence (AI) and machine learning (ML) optimization, the platform ensures precision targeting, high performance and seamless campaign management.

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

Integrated Revenue Streams:

One of the distinctive features of our company is its anticipated ability to generate revenue through three independent yet synergistic streams. Each platform - ATOS, MobiExchange, and AdHere contributed to the overall financial results of the company in 2024. This integrated approach allows us to adapt to the evolving needs of the market and provide comprehensive solutions to its clients.

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

Our Strategic Partnership with Context Networks

On November 12, 2024, we announced the expansion of our strategic partnership with Context Networks and the rollout of their advanced ad tech solution for casinos, seamlessly integrating digital ads into slot machines to enhance player engagement. This innovative approach not only transforms the in-casino experience but also extends advertising across mobile and CTV platforms, reconnecting with players after they leave. With plans for a broader rollout, we believe this technology is poised to set a new standard in multi-platform advertising within the gaming industry. Furthermore, management believes that the aforementioned strategic partnership will have a significant favorable impact on our results of operations in fiscal 2025 and beyond.

We believe that by combining Context’s innovation in gaming-specific advertising with Mobiquity’s programmatic expertise, we are creating a first-of-its-kind platform that:

•	Brings programmatic precision into the gaming industry with unmatched targeting and real-time delivery.
•	Establishes a scalable marketplace that connects advertisers and publishers seamlessly across gaming and digital environments.
•	Sets the stage for expansion beyond gaming into broader programmatic opportunities, positioning us as a future leader in the space.

This partnership isn’t just about disrupting the gaming industry—it’s about building a tech-driven platform that could rival current industry leaders in its reach and impact.

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

Employees and Contractors

As of March 14, 2025, we have 8 employees, including executive management, technical personnel, salespeople, and support staff employees. We also utilize several additional firms/persons who provide services to us on a non-exclusive basis as independent consultants.

Customers

For fiscal 2024 and 2023, sales of our products to two customers generated approximately 58% and 73% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice.

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

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2024, and 2023, we reported net losses of $8,593,182 and $6,533,117, respectively, and net cash used in operating activities of $2,406,881 and $4,395,868, respectively. As of December 31, 2024, we had an aggregate accumulated deficit of $225,633,521. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the foreseeable future. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern, and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the past several fiscal years. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if this offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity.

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

For the years ended December 31, 2024, and 2023, total sales of our products to two customers represented approximately 58% and 73% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. If we lose any of our customers, or any of them decide to scale back on purchases of our products, it will have a material adverse effect on our financial condition and prospects. Therefore, we must engage in continual sales efforts to maintain revenue, sustain our customer relationships, and expand our client base or our operating results will suffer. If a significant client fails to renew a contract or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business is not obtained to replace or supplement that which was lost. We may require additional financial resources to expand our internal and external sales capabilities, although we plan to use a portion of the net proceeds of this offering for this purpose. We cannot assure that we will be able to sustain our customer relationships and expand our client base. The loss of any of our current customers or our inability to expand our customer base will have a material adverse effect on our business plans and prospects.

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

Our cybersecurity program is managed by our Chief Technology Officer. Most of the information generated and collected by us is stored and maintained by third-party vendors and service providers, who have demonstrated their own cybersecurity protocols which our management believes to be adequate for protecting our digital files in their possession. Our CTO is responsible for assessing and managing cybersecurity risks. Our CTO has cybersecurity expertise. We have no formal cybersecurity policies and processes in place; however, the Board and management believe cybersecurity represents an important component of our overall approach to risk management and oversight.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Our Board of Directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. We provide our Board of Directors with periodic updates on cybersecurity and information technology matters and related risk exposures from management. Most information is stored directly to Amazon Web Services platforms, which provide market-leading data security for their centralized servers. Our company follows best practices for security, indemnity and compliance.  All connections in and out of our remote services are made over secure connections, including https and Secure Shell (SSH) protocols. On occasion, limited amounts of information such as names and emails are exported from our systems solely for the purposes of accounting and filings and is not shared outside of our company and its contracted accounting consultants, which are under confidentiality agreements.

Cybersecurity threats have not materially affected our company, including its business strategy, results of operations or financial condition. Our company is not aware of any material security breach to date. Accordingly, our company has not incurred any expenses over the last two years relating to information security breaches.  The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that our third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be effective in protecting our systems and information.

 Risks Relating to Offerings and Ownership of Our Securities

Our common stock is subject to the “penny stock” rules. These penny stock rules make it difficult to resell securities classified as “penny stock.”

The Company’s common stock and warrants were delisted in December 2023 from the Nasdaq Capital Markets for failure to meet the continuing listing requirements. Since the Company’s common stock and warrants are quoted in the OTC Markets, our common stock and warrants are subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00, our common stock and warrants will continue to be a “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

From December 2021 through December 6, 2023, our common stock traded on the Nasdaq Capital Market. Currently, our common stock and warrants trade under the symbols “MOBQ” and “MOBQW,” respectively, on the OTCQB over -the counter markets. The market price of our common stock has been volatile in the past and the market price of our common stock and our warrants may be highly volatile in the future. You may not be able to resell shares of our common stock or warrants following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our operating results;

•	the absence of securities analysts covering us and distributing research and recommendations about us;

•	we may have a low trading volume for several reasons, including that a large portion of our stock is closely held;

•	overall stock market fluctuations;

•	announcements concerning our business or those of our competitors;

•	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	conditions or trends in the industry;

•	litigation;

•	changes in market valuations of other similar companies;

•	future sales of common stock;

•	departure of key personnel or failure to hire key personnel; and

•	general market conditions.

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

As of March 31, 2025, we have approximately 20 million shares of common stock outstanding. The possibility that substantial amounts of common stock and warrants may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities or impair our shareholders’ ability to sell on the open market. Additionally, any substantial increase of our shares that are eligible to be sold into the market in the near future could cause the market price of our common shares to drop significantly, even if our business is doing well.

We in the past identified significant deficiencies in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements.

We have concluded that we had not maintained effective internal control over financial reporting through the three years ended December 31, 2022. The Company determined that it had deficiencies over financial statements recording in areas of recording revenue and expenses in proper cut-off as well as proper classification of accounts. Significant deficiencies and material weaknesses in our internal control could have a material adverse effect on us. Due to these deficiencies, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We are continuing to remediate these deficiencies and material weaknesses. We are taking steps to enhance our internal control environment to establish and maintain effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance.

Internal Controls Remediation Efforts

During the past two years, we worked to remediate the deficiencies and material weaknesses in our internal controls. We have taken steps to enhance our internal control environment to improve and maintain effective internal control over financial reporting and changes in corporate governance. In this regard, the Company is in the process of adopting several corporate governance policies, and will expand on its 2021 established Audit Committee and other committees of the Board of Directors. The Audit Committee, as a priority, initiated the process of segregating tasks and processes to ensure proper internal controls over financial reporting. The Company continues to refine and improve such processes subject to available financing. In connection with this process the Company:

•	Hired additional staff, both internally and externally, to the Finance department, with sufficient GAAP and public company financial reporting experience. These hires began their duties in Q3 2022.
•	Hired a consultant, Refidential One, to assist in internal control review, risk assessment, process documentation, gap remediation, control testing and monitoring. Starting in February 2022, Refidential One, in accord with the Company, achieved the following results:
	o	Identified internal control issues brought forth by process walkthroughs and internal control testing.
	o	Successfully implemented remediations to address such internal control issues in 2022.
	o	Implemented monitoring activities to ensure these controls are effective, incorporated the testing of these controls in the second half of 2022, and have continued to test and monitor the controls into 2025 and beyond as financial resources permit.

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

While we were required to pay dividends on our previously issued and converted Series H Preferred Stock, we do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. As a result, you must rely on stock appreciation and a liquid trading market for any return on your investment. If an active and liquid trading market does not develop, you may be unable to sell your shares of common stock at the time you would like to sell.

Our principal stockholders, directors and executive officers have a material level of control over us, which could delay or prevent a change in our corporate control favored by our other stockholders.

Currently, our principal stockholders, directors, and executive officers beneficially own, in the aggregate, approximately 45% of our outstanding common stock (including derivative securities convertible into common stock). The interests of our current directors and executive officers may differ from the interests of other stockholders. As a result, these current directors and officers could have the ability to exercise material influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Our cybersecurity program is managed by our Chief Technology Officer. Most of the information generated and collected by us is stored and maintained by third-party vendors and service providers, who have demonstrated their own cybersecurity protocols which our management believes to be adequate for protecting our digital files in their possession. Our CTO is responsible for assessing and managing cybersecurity risks. Our CTO has cybersecurity expertise. We have no formal cybersecurity policies and processes in place; however, the Board and management believe cybersecurity represents an important component of our overall approach to risk management and oversight.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Our Board of Directors has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. We provide our Board of Directors with periodic updates on cybersecurity and information technology matters and related risk exposures from management. Most information is stored directly to Amazon Web Services platforms, which provide market-leading data security for their centralized servers. Our company follows best practices for security, indemnity and compliance.  All connections in and out of our remote services are made over secure connections, including https and Secure Shell (SSH) protocols. On occasion, limited amounts of information such as names and emails are exported from our systems solely for the purposes of accounting and filings and is not shared outside of our company and its contracted accounting consultants, which are under confidentiality agreements.

Cybersecurity threats have not materially affected our company, including its business strategy, results of operations or financial condition. Our company is not aware of any material security breach to date. Accordingly, our company has not incurred any expenses over the last two years relating to information security breaches.  The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could negatively impact our business by causing disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that our third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be effective in protecting our systems and information.

Item 2. Properties

The Company is presently utilizing the office space of its Chief Financial Officer as its principal executive office located at 35 Torrington Lane, Shoreham, NY 11786. All employees of the Company are working remotely.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings, except as follows:

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into six years ago in April 2017 which terminated Mr. Trepeta’ s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’ s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 Million in damages. Based on the Company’s initial internal review of the situation, the Company believes the claims lack merit and it intends to vigorously defend same. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’s action was granted but Mr. Trepeta filed a notice of appeal on January 8, 2024, and we have responded to his notice of appeal filing. Due to uncertainties inherent in litigation, the Company cannot predict the outcome of this matter at this time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer

Common Stock

In the past, our Common Stock traded on the OTCQB under the symbol “MOBQ” on a limited basis. From December 8, 2021 through December 6, 2023, our Common Stock traded on the NasdaqCM under the same symbol. On December 6, 2023, our Common Stock was delisted from trading due to the Company’s failure to meet the continued listing requirements of NasdaqCM. Subsequently, our Common Stock has continued to trade in the OTC Markets and on November 29, 2024, we commenced trading again on the OTCQB under the same symbol. The following table sets forth the range of high and low closing sales prices of our Common Stock for the last two fiscal years.

Quarters Ended	High	Low
March 31, 2023	$18.30	$2.70
June 30, 2023	$5.40	$1.65
September 30, 2023	$2.10	$0.64
December 31, 2023	$0.83	$0.11
March 31, 2024	$1.25	$0.31
June 30, 2024	$2.00	$0.65
September 30, 2024	$3.25	$1.68
December 31, 2024	$4.45	$2.39

The closing sales price on March 21, 2025, was $3.0875 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown, or commissions.

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

2021 Warrants

Our 2021 Warrants commenced trading on the NasdaqCM on December 9, 2021, under the symbol “MOBQW.” The warrants are currently exercisable at $74.70. The closing sales price of the 2021 Warrants on March 21, 2025 was $0.00. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

Holders of Record

As of March 21, 2025, there were 143 active holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. As of January 29, 2025, the Company has a list consisting of 1,828 beneficial (“NOBO”) holders who do not object to having their names provided to the Company. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, New York NY.

DIVIDEND POLICY

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends on our capital stock in the foreseeable future. From January 2, 2024 through August 6, 2024, the conversion date of the series H Preferred Stock, the Company was required to pay monthly cash dividends or common stock dividends to holders of our Series H Preferred Stock. It is the present intention of management to utilize all available funds and future earnings for the development of the Company’s business. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. Our future ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities.

RECENT SALES OF UNREGISTERED SECURITIES

For fiscal 2023 and 2024, we had no sales or issuances of unregistered capital stock, except as described below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2023	Common Stock	291,891 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2023	Common Stock	626,844 shares 2,448,427 warrants	Shares sold for cash	Rule 506, Section 4(2)	Warrant exercise price ranging from $1.50 to $6.975 per share

2023	Common Stock	34,849 shares	Original issue discount	Section 3 (a)(9)	Not applicable

2023	Common Stock	2,314,026 shares	Warrant conversion	Section 3 (a)(9)	Each warrant exercise price $6.975

2023	Common Stock	92,378 shares	Interest conversion	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	5,708,734 shares	Shares sold for cash of $4,026,950	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	200,000 shares	Common stock subscribed	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	225,010 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	7,684,730 shares	Conversion of Series H Preferred stock	Section 3 (a)(9)	Not applicable

2024	Common stock	749,000 shares	Note conversion	Section 3 (a)(9)	Not applicable
Conversion of Series H

2024	Common Stock	158,840	Preferred dividends	Section 3 (a)(9)	Not applicable

Shares Issued for Services

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

Salkind October 2023 Loan Conversion and Series G Preferred Stock Issuance

Effective November 7, 2023, Mr. Gene Salkind and parties associated with him (the Series G Preferred Shareholders), invested $1,503,495 into the Company’s newly created Series G Preferred Stock, formalized through three Subscription Agreements for the sale of a combined 300,789 shares of Series G Preferred Stock for total cash proceeds of $1,200,000, plus the conversion of $300,000 in principal and $3,495 in accrued interest from the Salkind October 2023 Loan. Each share of the Series G Preferred Stock is convertible by the Series G Preferred Shareholders at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.50 per Common Share (Series G Conversion Ratio). The Series G Preferred Stock will automatically convert at the same Series G Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $5.00 per share for ten (10) consecutive trading days. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

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

Issuance of Common Stock for Cash

During the year ended December 31, 2024, the Company raised a total of $4,026,950 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 5,908,734 shares at per share prices ranging from $0.30 to $1.75.

Treasury Stock

During the year ended December 31, 2024, the Company repurchased 17 shares of common stock for an insignificant amount, recorded as treasury stock. There were no repurchases of the Company’s common stock for the year ended December 31, 2023.

Item 6. Reserved

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. All statements contained herein are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from the forecasted results.

Our Company

We are a next-generation advertising technology, data compliance and intelligence company which operates through our three proprietary software platforms in the programmatic advertising industry.

The Programmatic Advertising Industry

Programmatic advertising refers to the automated buying and selling of digital ad space. In contrast to manual advertising, which relies on human interaction and negotiation between publishers and marketers, programmatic ad buying harnesses technology to purchase digital display space. This use of software and algorithms helps streamline ad buying processes, which is why programmatic has become one of the most indispensable digital marketing tools worldwide. In 2024, global programmatic ad spend reached an estimated 595 billion U.S. dollars, with spending set to surpass $800 billion by 2028. The United States remains the leading programmatic advertising market worldwide.

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

Our Opportunity

By combining Context’s innovation in gaming-specific advertising with Mobiquity’s expertise in geo-targeted advertising, we’re creating a first-of-its-kind platform delivering ads to slot machines in real-time Slot machine advertising technology now live with River City Amusements; beginning of a broader rollout, introducing an omni-channel ad ecosystem within casino environments (table games, card rooms, digital signage, hospitality, etc.)

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

Data Intelligence Platform

Our data intelligence platform provides precise data and insights on consumer’s real-world behavior and trends for use in marketing and research. Our management believes, based on our experience in the industry, that we provide one of the most accurate and scalable solutions for data collection and analysis, utilizing multiple internally developed proprietary technologies.

We provide our data intelligence platform to our customers on a managed services basis and also offer a self-service alternative through our MobiExchange product, which is a software-as-a-service (or SaaS) fee model. MobiExchange is a data-focused technology solution that enables users to rapidly build actionable data and insights for its own use. MobiExchange’s easy-to-use, self-service tools allow anyone to reduce the complex technical and financial barriers typically associated with turning offline data, and other business data, into actionable digital products and services. MobiExchange provides out-of-the box private labeling, flexible branding, content management, user management, user communications, subscriptions, payment, invoices, reporting, gateways to third party platforms, and help desk, among other things.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On December 31, 2024, and 2023, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2024, and 2023, contained a significant financing component or variable consideration terms.

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

Plan of Operation

Mobiquity intends to hire several new sales and sales support individuals to help generate additional revenue using the ATOS platform, our new Publisher Platform, and the Mobiquity Networks MobiExchange. Mobiquity’s sales team will focus on Advertising Agencies, Brands, and publishers to help increase both supply and demand across the ATOS platform while providing unique data segments utilizing MobiExchange. Together the ATOS platform and MobiExchange platform create multiple revenue streams for Mobiquity. The first is licensing the ATOS platform as a white-label product for use by Advertising Agencies, DSP’s, Publishers, and Brands. Under the White-Label scenario, the user licenses the technology and is responsible for running its own business operations and is billed a percentage of volume run through the platform. The second revenue stream is a managed services model in which the user is billed a higher percentage of revenue run through the platform, but all services are managed by the Mobiquity/Advangelists team. The third revenue model is a seat model, where the user is billed a percentage of revenue run through the platform and business operations are shared between the user and the Mobiquity/Advangelists team. Additional revenue can be generated by offering data segments and digital audiences through MobiExchange for use in omnichannel marketing programs that include but not limited to programmatic advertising email marketing and SMS. The goal of the sales team is to inform potential users of the benefits in efficiency and effectiveness of utilizing the end-to-end, fully integrated ATOS created by Advangelists and Mobiquity Networks. New sales and support individuals are also needed to generate revenue for our new Publisher Platform. The target audiences for this platform will be website publishers, application publishers, Connected TV (CTV) publishers and Supply-Side Platform (SSP) operators.

Results of Operations

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Year Ended
	December 31, 2024	December 31, 2023
Revenues	$2,085,471	$860,090
Cost of revenues	1,123,849	480,160
Gross profit	961,622	379,930
Total operating expenses	9,172,687	5,928,678
Loss from operations	$(8,211,065)	$(5,548,748)

We generated revenues of $2,085,471 in fiscal 2024 compared to $860,090 for the same period of 2023, an increase of $1,225,381. The increase can be directly attributed to the political revenue in 2024. The Company has developed several new features which we believe will help grow revenue in 2025 and beyond.

Cost of revenues was $1,123,849 or 54% of revenues in fiscal 2024 as compared to $480,160 or 56% of revenues in fiscal 2023. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $961,622 or 46% of revenues for fiscal 2024 as compared to $379,930 in the same period of 2023 or 44% of revenues.

Operating expenses were $9,172,687 for fiscal 2024 compared to $5,928,678 in the prior year, an increase of $3,244,009. The increase in operating costs was primarily related to a non-cash increase in stock-based compensation of approximately $3,786,000, reductions in professional fees of approximately $311,000, insurance of $51,000 and license fees of $160,000.

The loss from operations for fiscal 2024 was $8,211,065 as compared to $5,548,748 for the prior year. Our loss from operations increased by approximately $2,662,000, driven in part by the approximately $3,244,000 increase in operating expenses discussed above, offset by a decrease amortization cost of $292,000 and interest expense by $293,000. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2024.

We had cash of $1,159,933 at December 31, 2024. Cash used in operating activities for the year ended December 31, 2024, was $2,406,881. This resulted from a net loss of $8,593,182, partially offset by non-cash expenses, including depreciation of property and equipment, and amortization of intangible assets, of $391,931, stock-based compensation of $4,093,346, and warrants and stock issued for services of $541,270, and amortization of debt discount of $439,704, decrease in accounts receivables, prepaid assets and other assets of $113,575, a net increase in accounts payable and accrued expenses including contract liabilities of $673,576. For the year ended December 31, 2024, cash used in investing activities was $1,444,396 related to the software development costs. Cash provided by financing activities of $4,482,938 was the result of issuance of common stock for cash of $4,026,950, proceeds from the issuance of debt, net of issuance costs, of $1,446,015, offset by repayments of notes payable totaling $990,021.

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

Debt and Equity Transactions

For a description of debt and equity transactions for fiscal years ended December 31, 2024, and 2023, reference is made to the Notes to the Consolidated Financial Statements described elsewhere herein.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mobiquity Technologies, Inc. (the Company) as of December 31, 2024 and 2023 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years ended December 31, 2024, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. . As discussed in Note 1 to the consolidated financial statements, at December 31, 2024, the Company had a working capital deficit of $1,257,393, an accumulated deficit of $225,633,521 and a net loss of $8,593,182 for the year then ended. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AbitOs Advisors, LLC (“AbitOs Advisors”), provide professional services. AD LLC and AbitOs Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AbitOs Advisors provide tax and business consulting services to their clients. AbitOs Advisors, and its subsidiary entities are not licensed CPA firms.

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

Determination of capitalized internally developed software costs asset

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company capitalizes certain internal-use software costs related to new products as well as existing products when those costs will result in significant additional functionality. The Company’s capitalized internally developed software costs asset, net of accumulated amortization, was $3.2 million as of December 31, 2024. The Company capitalized $1.4 million of internal-use software costs during the year ended December 31, 2024.

We identified the determination of capitalized internally developed software costs as a critical audit matter because of the degree of subjectivity involved in assessing which projects and costs met the capitalization criteria.

The primary procedures we performed to address this critical audit matter included the following. We reviewed the Company’s process to capitalize internal-use software development costs, including the determination of which software development projects met the capitalization criteria. We evaluated the Company’s current year software project capitalization conclusions and discussed the objective and status of the software projects with IT department management to assess those conclusions. We also assessed the reliability of the Company’s conclusions through confirmations and interviews with a sample of individual internal and external software developers regarding the nature of their development activities. We agreed with management’s assessment for the year ended December 31, 2024 which concluded capitalization was appropriate.

Goodwill and long-lived asset impairment assessment

As discussed in Note 2 to the consolidated financial statements, the Company’s consolidated goodwill and capitalized internally developed software costs asset, net, balance was approximately $1.4 million and $3.2 million at December 31, 2024, respectively. Goodwill is tested for impairment by management at least annually at the reporting unit level. The determination of fair value of a reporting unit for the goodwill impairment test requires management to make significant estimates and assumptions related to forecasts of future revenues and assumptions used in a market approach valuation method such as comparable valuation multiples. Capitalized internally developed software costs are assessed using the guidance for long lived assets using a qualitative approach to assess if any conditions exist for impairment, which was noted by management as none. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting unit or intangible assets and the resulting the impairment charges.

We identified the goodwill and long lived asset (specifically capitalized internally developed software costs impairment assessment as a critical audit matter. Auditing management’s judgments regarding the assumptions discussed above involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluated the reasonableness of management’s revenue forecasts by obtaining supporting agreements and confirmations of the expected revenues, (b) evaluated the reasonableness of the comparable valuation multiples assumptions used in the market approach valuation method, (c) evaluated whether the valuation method used by management was appropriate and (e) recomputed the valuation amounts and impairment computations, as applicable. (f) evaluated the qualitative assessment and facts noted with corroboration to information obtained during the audit. We agreed with management’s assessment for the year ended December 31, 2024 which concluded no impairment had occurred for either goodwill or capitalized internally developed software costs.

/s/ Assurance Dimensions

Assurance Dimensions

We have served as the Company’s auditor since 2023

Coral Springs, Florida

April 7, 2025

PCAOB ID 5036

Mobiquity Technology, Inc.

Consolidated Balance Sheets

As of December 31, 2024 and 2023

	2024	2023
Assets
Current Assets
Cash	$1,159,933	$528,272
Accounts receivable, net	47,916	34,628
Prepaid and other current assets (including prepaid stock compensation)	768,622	149,635
Total Current Assets	1,976,471	712,535

Property and equipment, net	4,417	7,298
Goodwill	1,352,865	1,352,865
Intangible assets, net	–	76,488
Capitalized software development costs, net	3,184,562	2,049,908

Total Assets	$6,518,315	$4,199,094

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,528,463	$1,626,914
Accrued interest - related party	6,000	–
Contract liabilities	25,486	195,135
Debt, current portion, net	673,915	168,717
Total Current Liabilities	3,233,864	1,990,766

Total Liabilities	3,233,864	1,990,766

Commitments and Contingencies (Note 9)

Stockholders' Equity
AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Preferred stock Series H; $0.0001 par value, 770,000 shares authorized, zero and 768,473 shares issued and outstanding at December 31, 2024 and 2023, respectively	–	78
Common stock; $0.0001 par value, 100,000,000 shares authorized, 18,721,240 and 3,994,926 shares issued, 18,718,723 and 3,992,426 shares outstanding at December 31, 2024 and 2023, respectively	1,872	400
Treasury stock, at cost, $0.0001 par value 2,517 and 2,500 shares outstanding	(1,350,006)	(1,350,000)
Additional paid-in capital	230,266,097	220,598,180
Accumulated deficit	(225,633,521)	(217,040,339)
Total Stockholders' Equity	3,284,451	2,208,328
Total Liabilities and Stockholders' Equity	$6,518,315	$4,199,094

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	2024	2023

Revenues	$2,085,471	$860,090

Cost of revenues	1,123,849	480,160

Gross profit	961,622	379,930

Operating expenses
General and administrative expenses	8,781,756	5,243,414
Depreciation and amortization	390,931	685,264
Total operating expenses	9,172,687	5,928,678

Loss from operations	(8,211,065)	(5,548,748)

Other income (expense)
Interest expense	(478,564)	(771,899)
Loss on extinguishment of debt - related party	–	(396,322)
Loss on disposal of fixed assets	–	(695)
Interest income	12,123	2,506
Total other income (expense) - net	(466,441)	(1,166,410)

Net loss before income taxes	(8,677,506)	(6,715,158)

Income tax benefit	84,324	182,041

Net loss	$(8,593,182)	$(6,533,117)

Loss per share - basic	$(0.85)	$(3.18)
Loss per share - diluted	$(0.85)	$(3.18)

Weighted average number of shares outstanding - basic	10,161,585	2,055,059
Weighted average number of shares outstanding - diluted	10,161,585	2,055,059

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2024 and 2023

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2022	61,688	$6	–	$–	–	$–	–	$–
Common stock and warrants issued for services	–	–	–	–	–	–	–	–
Common stock issued for settlement of accounts payable	–	–	–	–	–	–	–	–
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	–	–
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	–	–	–	–	–	–
Incentive common stock and warrants issued with long-term debt	–	–	–	–	–	–	–	–
Common stock issued for conversion of accrued interest	–	–	–	–	–	–	–	–
Issuance of common stock for share rounding as a result of reverse stock split	–	–	–	–	–	–	–	–
Issuance of preferred stock Series F for cash	–	–	1	–	–	–	–	–
Redemption of preferred stock Series F	–	–	(1)	–	–	–	–	–
Issuance of preferred stock Series G for cash and conversion of long-term debt and accrued interest	–	–	–	–	300,789	31	–	–
Conversion of preferred stock Series G to preferred stock Series H	–	–	–	–	(300,789)	(31)	751,973	76
Issuance of preferred stock Series H for cash	–	–	–	–	–	–	16,500	2
Stock based compensation	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at December 31, 2023	61,688	$6	–	$–	–	$–	768,473	$78

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2023	61,688	$6	–	$–	–	$–	768,473	$78
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–	–	–
Accrued Series H Preferred Stock dividends	–	–	–	–	–	–	–	–
Warrants issued for services	–	–	–	–	–	–	–	–
Series H Preferred stock converted to common shares	–	–	–	–	–	–	(768,473)	(78)
Series H Preferred stock dividends converted to common stock	–	–	–	–	–	–	–	–
Repurchase of common stock held in Treasury	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, at December 31, 2024	61,688	$6	–	$–	–	$–	–	$–

(continued)

	Series AAA Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Treasury Shares		Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	(Deficit)
Balance, at December 31, 2022	31,413	$3	620,776	$62	$211,846,321	$–	2,500	$(1,350,000)	$(210,507,222)	$(10,830)
Common stock and warrants issued for services	–	–	260,000	26	148,438	–	–	–	–	148,464
Common stock issued for settlement of accounts payable	–	–	31,891	2	80,409	–	–	–	–	80,411
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	626,844	63	5,735,436	–	–	–	–	5,735,499
Common stock issued under cashless warrant exercises and exercise of pre-funded warrants	–	–	2,314,026	233	(233)	–	–	–	–	–
Incentive common stock and warrants issued with long-term debt	–	–	34,849	4	708,460	–	–	–	–	708,464
Common stock issued for conversion of accrued interest	–	–	92,378	9	235,554	–	–	–	–	235,563
Issuance of common stock for share rounding as a result of reverse stock split	–	–	14,162	1	(1)	–	–	–	–	–
Issuance of preferred stock Series F for cash	–	–	–	–	100	–	–	–	–	100
Redemption of preferred stock Series F	–	–	–	–	(100)	–	–	–	–	(100)
Issuance of preferred stock Series G for cash and conversion of long-term debt and accrued interest	–	–	–	–	1,503,914	–	–	–	–	1,503,945
Conversion of preferred stock Series G to preferred stock Series H	–	–	–	–	(45)	–	–	–	–	–
Issuance of preferred stock Series H for cash	–	–	–	–	32,998	–	–	–	–	33,000
Stock based compensation	–	–	–	–	306,929	–	–	–	–	306,929
Net Loss	–	–	–	–	–	–	–	–	(6,533,117)	(6,533,117)
Balance, at December 31, 2023	31,413	$3	3,994,926	$400	$220,598,180	$–	2,500	$(1,350,000)	$(217,040,339)	$2,208,328

	Series AAA Preferred Stock		Common Stock		Paid-in	Stock Subscription	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Equity
Balance, at December 31, 2023	31,413	$3	3,994,926	$400	$220,598,180	$–	2,500	$(1,350,000)	$(217,040,339)	$2,208,328
Common stock issued for services	–	–	225,010	23	136,492	–	–	–	–	136,515
Common stock issued for cash	–	–	5,908,734	590	4,026,360	–	–	–	–	4,026,950
Stock based compensation	–	–	–	–	4,093,346	–	–	–	–	4,093,346
Note payable conversion to common stock	–	–	749,000	75	410,425	–	–	–	–	410,500
Accrued Series H Preferred Stock dividends	–	–	–	–	(122,954)	–	–	–	–	(122,954)
Warrants issued for services	–	–	–	–	1,002,000	–	–	–	–	1,002,000
Series H Preferred stock converted to common shares	–	–	7,684,730	768	(690)	–	–	–	–	–
Series H Preferred stock dividends converted to common stock	–	–	158,840	16	122,938	–	–	–	–	122,954
Repurchase of common stock held in Treasury	–	–	–	–	–	–	17	(6)	–	(6)
Net loss	–	–	–	–	–	–	–	–	(8,593,182)	(8,593,182)
Balance, at December 31, 2024	31,413	$3	18,721,240	$1,872	$230,266,097	$–	2,517	$(1,350,006)	$(225,633,521)	$3,284,451

See notes to consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023

Cash flows from operating activities:
Net loss	$(8,593,182)	$(6,533,117)

Adjustments to reconcile net loss to net cash used in operating activities:

Allowance for credit losses	78,545	66,666
Depreciation	4,701	7,444
(Gain) Loss on disposal of asset	(1,820)	695
Amortization of intangible assets	76,488	569,796
Amortization of capitalized software development costs	309,742	108,024
Amortization of debt discount	439,704	738,142
Loss on debt extinguishment - related party	–	396,322
Common stock and warrants issued for services	541,270	148,464
Stock-based compensation	4,093,346	306,929
Income tax benefit	84,324	180,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(91,833)	239,641
(Increase) decrease prepaid expenses and other assets	(21,742)	(90,435)
Increase (decrease) in accounts payable and accrued expenses	843,225	(535,976)
Increase (decrease) in contract liabilities	(169,649)	1,537
Net cash used in operating activities	(2,406,881)	(4,395,868)

Cash flows from investing activities
Software development costs	(1,444,396)	(2,157,930)

Cash flows from financing activities
Issuance of common stock for cash	4,026,950	–
Proceeds from the issuance of debt, net of discounts and debt issuance costs	1,446,015	1,511,500
Repayments on long-term debt	(990,021)	(1,618,783)
Repurchase of treasury stock	(6)	–
Issuance of common stock and pre-funded warrants, net of issuance costs	–	5,735,499
Issuance of preferred stock Series G	–	1,200,000
Issuance of preferred stock Series H	–	33,000
Net cash provided by financing activities	4,482,938	6,861,216

Net change in cash	631,661	307,418

Cash - beginning of period	528,272	220,854

Cash - end of period	$1,159,933	$528,272

Supplemental disclosure of cash flow Information
Cash paid for interest	$32,860	$43,406
Cash paid for taxes	$320	$6,185

Supplemental disclosure of non-cash investing and financing activities:
Accrual of Series H Preferred stock dividends	$122,954	$–
Conversion of Series H preferred stock and accrued dividends to common stock	$122,954	$–
Common stock and warrants issued in conjunction with consulting agreements	$1,138,515	$–
Issuance of common shares through debt conversion	$410,500	$–
Issuance of incentive shares with debt recorded as debt discount	$–	$122,426
Warrants issued with long-term debt recorded as debt discount	$–	$586,038
Common stock issued under cashless warrant exercises	$–	$233
Common stock issued for accrued interest	$–	$235,563
Common stock issued for settlement of accounts payable	$–	$80,411
Preferred stock Series H issued for settlement of accounts payable	$–	$33,000
Preferred stock Series G issued for conversion of long-term debt and accrued interest	$–	$303,945

See notes to consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024, AND 2023

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

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2024, the Company had:

•	Net loss of $8,593,182 and
•	Net cash used in operations was $2,406,881

Additionally, at December 31, 2024, the Company had:

•	Accumulated deficit of $225,633,521
•	Working capital deficit of $1,257,393

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $1,159,933 at December 31, 2024.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the year ended December 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as a single reporting segment (services) and the chief operating decision maker (CODM) is the Company’s Chief Executive Officer.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. At December 31, 2024 and December 31, 2023, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s long-term debt approximates its carrying value based on current financing rates available to the Company.

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

At December 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2024 and December 31, 2023, the Company did not experience any losses on cash balances in excess of FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows.

For fiscal 2024 and 2023, sales of our products to two customers generated approximately 58% and 73% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on our results of consolidated operations and financial condition.

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

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Three and five of our customers combined accounted for approximately 81% and 61% of outstanding gross accounts receivable at December 31, 2024 and 2023, respectively.

The Company had gross accounts receivable of $127,748 and $1,192,538, at December 31, 2024 and 2023, respectively.

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

The allowance for credit losses for accounts receivable and the related activity, for the year ended December 31, 2024, are as follows:

Balance, December 31, 2023	$1,157,910
Provision for credit losses	78,545
Write-off of previously reserved account balances	(1,156,623)
Balance, December 31, 2024	$79,832

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

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was noted for the years ended December 31, 2024 and 2023.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of December 31, 2024, and 2023. No impairment of goodwill was recognized by the Company during fiscal 2024 or 2023.

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

Terms of financial instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each reporting period, with any increase or decrease in the fair value being recorded in results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. As of December 31, 2024 and 2023, the Company had no derivative instruments.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discount or debt issuance costs and amortized to interest expense in the consolidated statements of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the year’s ended December 31, 2024, and 2023, the Company recorded $439,704 and $738,142, respectively, in interest expense associated with the amortization of debt discounts and debt issuance costs incurred on debt. The unamortized balance of debt discounts at December 31, 2024 was $176,991. There were no unamortized debt discounts outstanding at December 31, 2023 as a result of full debt settlement during the quarter ended June 30, 2023. See Note 4 regarding the accounting for debt discounts and debt issuance costs during 2024 and 2023.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2024, and 2023 contained a significant financing component or variable consideration terms.

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

All revenues recognized were derived from internet advertising for the years ended December 31, 2024, and 2023.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of December 31, 2024 and 2023, there were $25,486 and $195,135, respectively, in contract liabilities outstanding. Contract liabilities are expected to be recognized as revenue within the year following December 31.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations. Advertising costs incurred during the year ended December 31, 2024 was $12,902. During fiscal 2023, advertising costs were insignificant.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2024, and 2023, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2024, and 2023. Open tax years subject to examination by the Internal Revenue Service generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdictions generally remain open for up to four years from the filing date.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosure under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss to make decisions, and require that entities with a single reporting segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ended December 31, 2024.

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: On September 30, 2022, the FASB issued ASU 2022-03 (ASU 2022-03), which clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security. ASU 2022-03 also requires specific disclosures related to such an equity security, including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. ASU 2022-03 clarifies that a “contractual restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value (i.e., the entity should not apply a discount related to the contractual sale restriction, as stated in ASC 820-10-35-36B as amended by the ASU). The ASU also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. For the Company, ASU 2022-03 became effective for quarter ended March 31, 2024 and did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2024.

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

	Useful Life	December 31, 2024	December 31, 2023

Customer relationships	5 years	$3,003,676	$3,003,676
Less accumulated amortization		(3,003,676)	(2,927,188)
Net carrying value, customer relationships		$–	$76,488

Software development costs	5 years	$3,602,328	$2,157,932
Less accumulated amortization		(417,766)	(108,024)
Net carrying value, software development costs		$3,184,562	$2,049,908

During the years ended December 31, 2024, and 2023, the Company recognized $386,230 and $677,820 of amortization expense, respectively, related to intangible assets. Amortization expense is included in general and administrative expenses on the consolidated statements of operations.

Through the year ended December 31, 2024, the Company capitalized a total of approximately $3,602,000 of costs associated with the development of its new software enhancements, referred to as ATOS4P and AdHere, of which approximately $864,000 and $2,738,000 were capitalized to each project, respectively. The Company recognized approximately $173,000 and $108,000 in amortization expense for the years ended December 31, 2024 and 2023, respectively, related to capitalized software development costs associated with its ATOS4P product. The Company recognized approximately $137,000 in amortization expense for the year ended December 31, 2024, related to capitalized software development costs associated with its AdHere product, which was released to the general public during the fourth quarter of 2024.

Future annual amortization of software development costs for products being marketed at December 31, 2024, is as follows:

2025	$720,466
2026	720,466
2027	720,466
2028	612,443
2029	410,721
Total	$3,184,562

NOTE 4 – DEBT

Small Business Administration Loan

In June 2020, the Company received an Economic Injury Disaster Loan of $150,000 from the Small Business Administration (SBA) which carries a thirty-year term, and interest at 3.7% per annum, with a maturity date in July of 2050. The loan is to be repaid in monthly installments, including principal and interest, of $731, beginning twelve months from the date of the loan. On January 5, 2023, the Company paid $163,885 to the Small Business Administration to settle all obligations under the SBA loan in full.

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

In conjunction with the SPA, the Company issued 34,849 shares of common stock, or approximately 5.3% of the Company’s outstanding shares at the time, to the Investor as an incentive on the transaction (Incentive Shares). Excluding the above-referenced Investor Warrant, the shares of common stock exercisable pursuant to such Investor Warrant are not being considered beneficially owned by the Investor until the Investor Warrant is exercisable within 60 days. Total issuance fees of $138,500 associated with the closing of the SPA were paid by the Company to Spartan Capital Securities LLC and the Investor’s counsel, resulting in net proceeds of $1,011,500. Approximately $163,000 of the loan proceeds were utilized to repay the outstanding principal and accrued interest under a SBA loan outstanding at the time.

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matured and was payable on or before September 30, 2023, and it provided that the Investor may demand prepayment after March 31, 2023 and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the SPA, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all of their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of the Company’s February 2023 Offering. On June 30, 2023, the secured debt was paid in full through the proceeds of the Company’s June 2023 Offering. See Note 6.

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the SPA, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Agreement. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received (after deducting fees paid to lender) under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the SPA. The fair values of the Investor Warrant, the Incentive Shares, the OID of $287,500, and the $138,500 in debt issuance costs paid, were recorded as debt discounts and debt issuance costs totaling $1,134,466. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the first six months of fiscal 2023, $738,142 in amortization on the debt discounts was recognized as interest expense and is included on the accompanying consolidated statement of operations for the year ended December 31, 2023. The remaining unamortized debt discounts of $396,322 were written off as loss on debt extinguishment upon full settlement of the Investor Note in conjunction with proceeds received from the June 2023 Public Offering. See Note 6.

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

On February 2, 2024, Dr. Salkind, Board Chairman, loaned the Company $150,000 of short-term debt financing for working capital (Salkind February 2024 Loan). The unsecured loan was payable on demand and boar interest at 10% per annum, payable monthly.

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

On July 5, 2024, the Company entered into another Loan Agreement with Dr. Salkind for additional proceeds of $50,000, and on July 23, 2024, entered into a Loan Agreement with Dr. Salkind’s son for additional proceeds of $50,000. Both July 2024 loans were issued under the same non-interest, repayment, and conversion terms as the Salkind June 2024 Loan.

On December 30, 2024, the Salkind June 2024 Loan and the July 2024 Salkind loans were converted into shares of the Company’s common stock at a rate of $0.50 per share. A total of $250,000 in debt principal and $11,500 in Original Issue Discount was converted into a total of 523,000 shares of common stock, in full settlement of debt outstanding to Dr. Salkind and his son. The Company recognized $11,500 in interest expense under the loans related to amortization of the OID for the year ended December 31, 2024.

Related Party - Other Loans

During the quarter ended June 30, 2024, the Company entered into the following loan agreements with its corporate attorney in exchange for cash or the cancellation of invoices outstanding related to legal services performed by the attorney.

Loan 1, dated April 2024, was a non-interest-bearing demand loan issued in exchange for $70,000 cash, and included a $4,000 discount. The $74,000 in principal was paid in full during 2024, and the Company recognized $4,000 in interest expense associated with the debt discount during the year ended December 31, 2024.

Loan 2, dated April 2024, was a non-interest-bearing demand loan issued in exchange for $40,000 in cash. The principal was paid in full during 2024.

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

On December 30, 2024, Loans 3 and 4 were converted into shares of the Company’s common stock at a rate of $0.50 per share. A total of $57,000 in debt principal and $20,000 in Original Issue Discount was converted into a total of 154,000 shares of common stock. In addition, the Company’s counsel converted $69,000 of the remaining outstanding debt principal and $3,000 in OID on Loans 5, 6, and 7 into a total of 72,000 shares of common stock. There are no loans remaining outstanding from the Company’s counsel at December 31, 2024. The Company recognized $33,000 in interest expense under the loans related to amortization of OID for the year ended December 31, 2024.

Merchant Agreements

In November 2023, the Company entered into an agreement for the purchase and sale of future receivables (2023 Merchant Agreement) with a financial institution in exchange for $200,000 in funding (the 2023 Purchase Price). The 2023 Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of $272,000 is paid. The Company recorded a debt discount associated with the 2023 Merchant Agreement totaling $72,000 which is being amortized through interest expense over the expected term of the agreement of 170 days. The Company recognized $33,578 in interest expense associated with the amortization of the debt discount for the six months ended June 30, 2024. In connection with the 2023 Merchant Agreement, and as additional consideration, the Company has agreed to issue 16,765 shares of its Common Stock to the financial institution in an amount equal to 5% of the Purchase Price, or $10,500, which was recorded as additional debt discount. The number of shares issued is equal to 5% of the 2023 Purchase Price divided by the average closing per share price of the common stock for the previous twenty (20) days from the signed date of the 2023 Merchant Agreement. During April 2024, the total balance of principal and interest payable on the 2023 Merchant Agreement funding of approximately $112,000 was rolled into the April 2024 Merchant Agreement (discussed below) and settled in full. The Company recognized approximately $47,000 in interest expense associated with the amortization of the debt discount under this agreement for the year ended December 31, 2024.

In February 2024, the Company entered into an agreement for the purchase and sale of future receivables (February 2024 Merchant Agreement) with the same financial institution associated with the 2023 Merchant Agreement for the sale of future receivables in exchange for $150,000 in funding (the 2024 Purchase Price), less a $7,500 origination fee. The 2024 Purchase Price is to be repaid through daily payments representing 10% of future customer payments receivables until a total of approximately $205,350 is paid. The Company recorded a debt discount associated with the February 2024 Merchant Agreement totaling $62,850 which is being amortized through interest expense over the expected term of the agreement of 170 days. In connection with the February 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 20,135 shares of its Common Stock to the financial institution in an amount equal to 5% of the Purchase Price, or $7,500, which was recorded as additional debt discount. During August 2024, the total balance of principal and interest payable on the February 2024 Merchant Agreement funding of approximately $69,000 was rolled into the August 2024 Merchant Agreement (discussed below) and settled in full. The Company recognized approximately $63,000 in interest expense associated with the amortization of the debt discount under this agreement for the year ended December 31, 2024.

In April 2024, the Company entered into an agreement for the purchase and sale of future receivables (April 2024 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $250,000 in funding (the April 2024 Purchase Price) in exchange for $127,000 in cash and full settlement of the November 2023 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 10% of future customer payments receivables until a total of approximately $342,250 is paid. In connection with the April 2024 Merchant Agreement, and as additional consideration, the Company agreed to issue 12,854 shares of its common stock to the financial institution in an amount equal to 5% of the Purchase Price, or $12,500, which was recorded as additional debt discount. The number of shares issued is equal to 5% of the Purchase Price divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the signed date of the Merchant Agreement. This agreement superseded the Merchant Agreement executed in November 2023. During September 2024, the total balance of principal and interest payable on the April 2024 Merchant Agreement funding of approximately $139,000 was rolled into the September 2024 Merchant Agreement (discussed below) and settled in full. The Company recognized approximately $103,000 in interest expense associated with the amortization of the debt discount under this agreement for the year ended December 31, 2024.

In August 2024, the Company entered into an agreement for the purchase and sale of future receivables (August 2024 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $200,000 in funding (the August 2024 Purchase Price), of which $121,147 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the February 2024 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 16% of future customer payments received until a total of approximately $273,800 is paid. In connection with the August 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 2,779 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $6,057, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. During December 2024, the total balance of principal and interest payable on the August 2024 Merchant Agreement funding of approximately $125,000 was rolled into the December 2024 Merchant Agreement (discussed below) and settled in full. The Company recognized approximately $84,000 in interest expense associated with the amortization of the debt discount under this agreement for the year ended December 31, 2024.

In September 2024, the Company entered into an agreement for the purchase and sale of future receivables (September 2024 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $250,000 funding (the September 2024 Purchase Price), of which $98,699 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the April 2024 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 12% of future customer payments received until a total of approximately $342,250 is paid. In connection with the September 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 1,993 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,560, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The balance of the Merchant Agreement funding is expected to be repaid in full within the next year. The principal remaining outstanding on the September 2024 Merchant Agreement at December 31, 2024 is approximately $172,000, net of unamortized debt discount of approximately $52,000. The Company recognized approximately $52,000 in interest expense associated with the amortization of the debt discount under this agreement for the year ended December 31, 2024.

In December 2024, the Company entered into an agreement for the purchase and sale of future receivables (December 2024 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $232,000 funding (the December 2024 Purchase Price), of which $95,669 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the August 2024 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 12% of future customer payments received until a total of approximately $317,600 is paid. In connection with the December 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 1,484 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,363, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The balance of the December 2024 Merchant Agreement funding is expected to be repaid in full within the next year. The principal remaining outstanding on the December 2024 Merchant Agreement at December 31, 2024 is approximately $220,000, net of unamortized debt discount of approximately $97,000. The amortization on the debt discount on this agreement was de minimis for the year ended December 31, 2024.

For the years ended December 31, 2024, and 2023, the Company recognized a total of approximately $350,000 and $32,000 in interest expense associated with the amortization of the debt discounts on the 2024 Merchant Agreements and the November 2023 Merchant Agreement.

2024 Promissory Notes

In March 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount (OID) of $16,500 (March 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024, through the maturity date of January 15, 2025. In addition to the OID, the Company paid $8,150 in issuance costs associated with the 2024 March Promissory Note and recorded a debt discount totaling $24,650 which is being amortized over the repayment period of the principal through interest expense. The Company recognized approximately $23,000 in interest expense for the year ended December 31, 2024, associated with amortization of the debt discount on the March 2024 Promissory Note. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2024 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2024 Promissory Note. Approximately $18,000 in principal and OID remain outstanding at December 31, 2024.

In April 2024, the Company issued a promissory note in the principal amount of $96,000 with an Original Issue Discount of $16,000 (April 2024 Promissory Note). Interest is charged on the principal at 15% upon issuance of the April 2024 Promissory Note, totaling $14,400, and is payable, along with principal, in ten individual payments of $11,040 commencing May 30, 2024, through the maturity date of March 31, 2025. The Company recognized approximately $18,000 in interest expense for the nine months ended June 30, 2024, associated with amortization of the debt discount on the April 2024 Promissory Note. Solely upon an event of default, and at the option of the holder of the April 2024 Promissory Note, all amounts outstanding under the April 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the April 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the April 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. Approximately $21,000 in principal and OID remain outstanding at December 31, 2024.

In September 2024, the Company issued a promissory note in the principal amount of $98,900 with an Original Issue Discount of $20,300 (September 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the September 2024 Promissory Note, totaling $13,846, and is payable, along with principal as follows: $56,373 due March 15, 2025, $14,093 due on each of April 15, 2025 and May 15, 2025 and $14,874 due on June 15, 2025 and on the maturity date of July 15, 2025. The Company recognized a de minimis amount of interest expense for the year ended December 31, 2024, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the September 2024 Promissory Note, all amounts outstanding under the September 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the September 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the September 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. All principal and OID remain outstanding at December 31, 2024 as no payments have been made under this agreement.

In December 2024, the Company issued a promissory note in the principal amount of $132,250 with an Original Issue Discount of $24,450 (December 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the December 2024 Promissory Note, totaling $18,515, and is payable, along with principal as follows: $75,383 due June 15, 2025, $18,846 due on each of July 15, 2025, August 15, 2025, September 15, 2025 and October 15, 2025 (the Maturity Date). The Company recognized a de minimis amount of interest expense for the year ended December 31, 2024, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the December 2024 Promissory Note, all amounts outstanding under the December 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the December 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the December 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. All principal and OID remain outstanding at December 31, 2024 as no payments have been made under this agreement.

In August 2024, the Company entered into a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual premium related to the D&O insurance policy. The total amount financed was $112,500 and incurs interest at a rate of 8.14% per annum, with nine monthly payments of principal and interest of $12,928 through May 2025. Remaining unpaid principal under this financing arrangement was $62,500 at December 31, 2024.

Following is a summary of debt outstanding at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Merchant Agreements	$541,972	$216,089
2024 Promissory Notes	332,796	–
Total Debt	874,768	216,089
Less: Unamortized debt discounts	(200,853)	(47,372)
Current portion of debt	$673,915	$168,717

The weighted average interest rate on short term borrowings outstanding at December 31, 2024 and 2023 was 46% and 85%, respectively.

NOTE 5 – INCOME TAXES

The Company has federal net operating loss carryforwards (“NOL’s) of approximately $64,530,000 and $59,837,000 at December 31, 2024 and 2023, respectively, which may be available to reduce future taxable income indefinitely. During the year’s ended December 31, 2024, and 2023, the Company recognized $84,000 and $182,000 in income tax benefit as a result of the noncash settlement of an income tax obligation assumed through its 2018 acquisition of Advangelists, LLC.

The tax effects of temporary differences which give rise to deferred tax assets are summarized as follows:

	December 31,
	2024	2023
Deferred tax assets
Net operating losses	$16,083,000	$14,929,000
Allowance for credit losses	33,000	302,000
Valuation allowance	(16,080,000)	(15,097,000)
Net deferred tax assets	36,000	134,000

Deferred tax liabilities
Property and equipment	(36,000)	(134,000)
Net deferred tax assets	$–	$–

The change in the Company’s valuation allowance was an increase of $1,000,000 and $1,512,000 for the years ended December 31, 2024 and 2023, respectively, primarily related to the increases in net operating losses.

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024		2023
Federal income tax at statutory rates	(21.00%	)	(21.00%	)
Change in deferred tax asset valuation allowance	24.94%		25.00%
Other	(3.81%	)	(3.70%	)
Income taxes at effective rates	0.13%		0.30%

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

Of the 5,000,000 shares of preferred stock authorized, the Board of Directors has designated the following:

•	1,500,000 shares as Series AA Preferred Stock, none outstanding
•	1,250,000 shares as Series AAA Preferred Stock, 31,413 shares outstanding
•	1,250 shares as Series AAAA Preferred Stock, none outstanding
•	1,500 shares as Series C Preferred Stock, none outstanding
•	2 shares as Series B Preferred Stock: none outstanding
•	70,000 shares as Series E Preferred Stock, 61,688 shares outstanding
•	One share of Series F Preferred Stock, none outstanding
•	300,789 shares of Series G Preferred Stock, none outstanding
•	770,000 shares of Series H Preferred Stock, none outstanding

Rights Under Preferred Stock

The Company’s classes of preferred stock include the following provisions:

Optional Conversion Rights of Preferred Stock

•	Series AA – one share convertible into 3.33 shares of common stock
•	Series AAA – one share convertible into 0.0167 shares of common stock
•	Series C – one share convertible into 6,667 shares of common stock
•	Series E – one share convertible into 0.0167 shares of common stock (calculated by taking one share at a rate of its Stated Value, as defined, divided by $0.08, convertible commencing January 31, 2020 and further adjusted by dividing the result by 6000 representing the aggregate amount of two reverse stock splits)
•	Series G – one share convertible into shares of common stock at a rate of its Stated Value divided by $0.50 (Series G Conversion Ratio)
•	Series H – one share was convertible into shares of common stock at a rate of its Stated Value ($2.00 at August 7, 2024, date of mandatory conversion discussed below) divided by $0.20 (Series H Conversion Ratio)

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

In December 2023, the Company entered a one-year consulting contract with an unrelated party. In accordance with the contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. In addition, the consultant is to receive monthly cash payments of $12,500 over the term of the agreement. The value of the signing bonus, shares of restricted common stock, and warrants, totaling $64,000, was recorded as a prepaid asset on the accompanying consolidated balance sheet and is being amortized through general and administrative expenses over the one-year term of the agreement. For the years ended December 31, 2024 and 2023, the Company recognized $60,000 and $4,000 of expense, respectively, associated with amortization of the prepaid asset with no unamortized balance remaining at December 31, 2024.

On August 15, 2024, the Company entered into a Business Development Agreement with a non-affiliated entity. The term of the agreement is three months, and the consultant has a choice of $12,500 in cash or 25,000 shares of the Company’s restricted common stock as compensation. The consultant elected to receive 25,000 shares of restricted common stock. The $12,500 fee was recorded as a prepaid asset on the consolidated balance sheet and was amortized through general and administrative expenses over the three-month term. All the $12,500 in expense was recognized for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company issued a total of 154,000 shares of common stock in full settlement of vendor payables previously outstanding, totaling $83,000. The Company also issued a total of 46,010 shares of common stock as service fees in conjunction with the Merchant Agreements described in Note 4. The total value of the shares issued equaled $41,015.

Issuance of Common Stock Warrant for Services

During June 2024, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for twelve months, commencing in June 2024. Compensation under the agreement included an upfront payment of $25,000 in cash, and the issuance of 100,000 common stock warrants, exercisable through June 2027, at an exercise price of $0.50 per share. The consultant also receives a monthly fee of $5,000. The fair value of the warrants at issuance was $171,800, which is being amortized, along with the upfront payment, through general and administrative expense, straight-line, over the twelve-month service period. In September 2024, the Company amended the consulting agreement to increase the monthly cash compensation to $10,000 and to issue additional warrants to purchase a total of 150,000 shares of common stock exercisable over a three-year period. The 150,000 warrant shares consist of 100,000 warrant shares exercisable at $0.50 per share and 50,000 warrant shares exercisable at $1.00 per share through September 10, 2027. The new warrants issued in September 2024 have a fair value of $446,200, which was recorded as a prepaid asset and is being amortized through general and administrative expense, straight-line, over the remaining 10 months of the agreement term. Total expense recognized related to the upfront payment and issued warrants was approximately $178,000 and $110,000, respectively, for the year ended December 31, 2024.

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

The Investor Note will only become convertible into common stock upon the occurrence of an Event of Default under and as defined in the Investor Note on terms set forth in the Investor Note. This Investor Note matured and was payable on or before September 30, 2023, and it provided that the Investor may demand prepayment after March 31, 2023, and before the maturity date, provided that the purchasers of securities in a future public offering by the Company, as defined in the Walleye SPA, who hold the purchased Company securities at the time the prepayment demand, unanimously consent to the prepayment. The Company granted a security interest in all of its assets to the Investor as collateral for its obligations under the Investor Note pursuant to a Security Agreement. In addition, the Company’s subsidiaries guaranteed the obligations of the Company under the Investor Note pursuant to a Subsidiary Guarantee and granted a first lien security interest in all their assets to the Investor as additional collateral pursuant to the Security Agreement. All securities sold in the above-described transaction contain certain piggy-back registration rights after the completion of our February 2023 Offering (see below). During the third quarter of 2023, the secured debt was paid in full through the proceeds of the Company’s June 2023 Offering.

The aforementioned Investor Warrant was deemed to be an equity-classified derivative instrument with a fair value of $1,526,363 at the date of closing on the Agreement, incorporating the use of the Black-Scholes valuation model, and the Incentive Shares were deemed to have a fair value of $318,863 based on the closing market price of the Company’s common stock on the day preceding the closing of the Walleye SPA. Per accounting guidance under ASC 815, the Company recorded the fair values of the Investor Warrant and Incentive Shares based on the relative fair value allocation method, which allocates fair values as a percentage of total fair value of the debt, Investor Warrant, and Incentive Shares, in proportion to the net proceeds received under the Investor Note of $1,150,000. As a result of applying the relative fair value allocation method, the Investor Warrant was assigned a relative fair value of $586,040 and the Incentive Shares were assigned a relative fair value of $122,426, at the date of closing on the Walleye SPA. Amortization associated with the total debt discounts is being recognized using the effective interest method over the term of the Investor Note, which matured on September 30, 2023. For the year ended December 31, 2023, $377,149 in amortization on the debt discounts was recognized as interest expense on the accompanying consolidated statement of operations, and the remaining unamortized debt discounts of $396,322 were written off as loss on debt extinguishment upon full settlement of the Investor Note in conjunction with proceeds received from the June 2023 Offering.

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

Issuance of Common Stock for Cash

During the year ended December 31, 2024, the Company raised a total of $4,026,950 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 5,908,734 shares of common stock at per share prices ranging from $0.30 to $1.75.

Treasury Stock

In the year ended December 31, 2024, the Company repurchased 17 shares of common stock for an insignificant amount, recorded as treasury stock. There were no repurchases of the Company’s common stock for the year ended December 31, 2023.

NOTE 7 – STOCK OPTION PLANS AND WARRANTS

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 334 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 667 shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 667 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 1,667 shares. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 1,667 shares (the “2016 Plan”) and approved moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019 the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 5,000 shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 10,000 shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2021 Plan covers 73,334 shares. The 2021 Plan required stockholder approval by October 13, 2022, to be able to grant incentive stock options under the 2021 Plan. On April 17, 2023, the Board approved a 2023 Equity Participation Plan similar to the Plans described herein, except that this Plan also provides for the grant of Restricted Unit Awards (the “2023 EP Plan”). Under the 2023 EP Plan, which was approved by stockholders on May 15, 2023, a maximum of 166,667 shares may be granted. On December 19, 2023, the Board approved the 2023 Employee Benefit and Consulting Compensation Plan (the “2023 Plan”) identical to the 2018 Plan, except that the 2023 Plan covers 4,000,000 shares (as amended in October 2024). The 2005 Plan, 2009 Plan, 2016 Plan, 2018 Plan, 2019 Plan, 2021 Plan, the 2023 EP Plan, and 2023 Plan are collectively referred to as the “Plans.”

In April 2023, Dean Julia was granted 833 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $3.30 and expiration of April 2032.

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

On October 8, 2024, the Board of Directors of the Company approved the increase in the number of shares available under the 2023 Employee Benefit and Consulting Services Compensation Plan from 2,000,000 shares to 4,000,000 shares and granted a total of 1,725,000 non-statutory stock options with a 5-year term, immediately exercisable to several officers, directors, employees and consultants at an exercise price of $2.45 per share.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. The weighted average assumptions made in calculating the fair values of options granted during fiscal 2024 and 2023 are as follows:

Year Ended December 31
	2024	2023
Expected volatility	200% - 205%	165% - 229%
Expected dividend yield	–	–
Risk-free interest rate	3.86% - 4.33%	3.43% - 4.15%
Expected term (in years)	5.00 -7.50	5.00 - 10.00

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	78,226	$243.30	7.44	$–
Granted	1,804,167	$0.21	4.97	$–
Cancelled & expired	(6,118)	$–	–	$–
Outstanding, December 31, 2023	1,876,275	$9.11	5.05	$252,000

Granted	1,725,833	$2.45	4.77	$–
Cancelled & expired	(56,344)	$–	–	$–
Outstanding, December 31, 2024	3,545,764	$4.97	4.41	$7,171,982
Options exercisable, December 31, 2024	3,545,764	$4.97	4.41	$7,171,982

The per share weighted-average grant-date fair value of options granted during fiscal 2024, was $2.45.

The aggregate intrinsic value of options outstanding and options exercisable on December 31, 2024, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices lower than the $3.38 closing price of the Company’s common stock on December 31, 2024. Stock-based compensation expense related to stock options was $4,093,346 and $306,929 for the fiscal years ended December 31, 2024, and 2023, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of December 31, 2024, the unamortized compensation cost related to unvested stock option awards is $0, with no expected costs to be recognized during fiscal 2025 and 2026, respectively.

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

On June 3, 2024, the Company entered into a one-year consulting agreement with a non-affiliated entity. The agreement provides for cash compensation of $85,000 (inclusive of a $25,000 signing bonus) to the consultant plus warrants to purchase 100,000 common shares at an exercise price of $0.50 per share through June 30, 2027. In September of 2024 the consultant received an additional 100,000 warrants exercisable at $0.50 and 50,000 warrants exercisable at $1.00 per share. Warrants contain the same terms as exist in the warrants issued in June of 2024. See Note 6 for further discussion.

On December 5, 2024, the Company issued 100,000 common stock warrants as compensation under a consulting services agreement. The warrants are exercisable at an exercise price of $4.00 per share through December 5, 2027. The per share fair value of the warrants at grant date was $3.84.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ending December 31, 2024, and 2023, are as follows:

	Year Ended December 31,
	2024	2023
Expected volatility	216% - 220%	277%
Expected dividend yield	–	–
Risk-free interest rate	3.42% - 4.54%	4.71%
Expected term (in years)	2.75 – 3.00	1.50

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	312,253	$195.15	4.73	$–
Granted	2,849,551	$3.36	4.25	$–
Exercised*	(2,448,427)	$3.36	–	$–
Cancelled & expired	(60,019)	$–	–	$–
Outstanding, December 31, 2023	653,358	$58.54	4.20	$–

Granted	350,000	$1.07	3.37	$–
Exercised	–
Expired	–
Outstanding, December 31, 2024	1,003,358	$38.67	2.90	$930,500
Warrants exercisable, December 31, 2024	1,003,358	$38.67	2.90	$930,500

*	Includes 285,792 of pre-funded warrants with a purchase price of $6.98 per share, paid upon grant of warrants in February 2023 and 478,333 of pre-funded warrants with a purchase price of $1.50 per share, paid upon grant of warrant in June 2023. Also includes warrants exercised under a cashless exercise provision resulting in the issuance of 537,634 common shares.

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

The following potentially dilutive equity securities outstanding as of December 31, 2024, and 2023 are as follows:

	December 31, 2024	December 31, 2023
Stock options	3,545,764	1,876,275
Warrants	1,003,358	653,358
Series AAA preferred stock	314,124	209,525
Series H preferred stock	–	7,684,730
Total common stock equivalents	4,863,246	10,423,888

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

Segment Reporting

The services segment derives revenues from customers by providing access to its advertising technology applications, or by providing advertising technology campaign management services utilizing the Company’s technology applications. The accounting policies of the services segment are the same as those described in the summary of significant policies herein. The Chief Operating Decision Maker (CODM), which is the Company’s CEO, Dean Julia, assesses performance for the services segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as consolidated net income or loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses results of operations to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest into the services segment or into other parts of the entity. The technology used in the customer arrangements is based on a single software platform utilized by customers or the Company in a similar manner.

The following table presents information about the Company’s services segment, including revenues, segment profit or loss before income taxes, and significant segment expenses for the years ended December 31, 2024 and 2023:

	2024	2023

Revenues	$2,085,471	$860,090

Less: cost of revenues	1,123,849	480,160

Gross profit	961,622	379,930

Less: other expenses
Stock-based compensation	4,093,346	309,929
Professional fees	1,468,875	1,780,301
Salaries	1,404,732	1,383,544
Technology	1,058,734	740,873
Interest expense	478,564	771,899
Amortization	386,231	677,819
Other segment items	277,326	807,368
Insurance	229,663	280,743
Commissions	137,570	81,480
Licenses and permits	104,087	264,132

Segment net loss and consolidated net loss before income taxes	$(8,677,506)	$(6,715,158)

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Common Stock

Between January and March 31, 2025, the Company raised $569,500 at a purchase price of $1.75 per share through the issuance of 432,571 of its common stock, including 107,143 common shares as commitment shares to raise $250,000 of said funding. The Company also issued 276,941 common shares upon the cashless exercise of warrants to purchase 300,000 common shares. The Company also issued 1,498 shares in connection with Merchant Agreement described below, and 17,143 of shares issued at a per share price of $1.75 in full settlement of $24,000 of outstanding vendor payables plus $6,000 in original issue discount. Exemption from registration is claimed under Section 4(2). Section 3(a)(9) and Rule 506 of the Securities Act of 1933, as amended. No commissions were paid with respect to the aforementioned securities transactions.

Consulting Services Agreement

In January 2025, the Company entered into a Consulting Services Agreement with an unrelated party for certain business development consulting services for a period of one year. The consultant is to receive compensation over the term of the agreement, which includes a monthly cash fee of $12,500, and certain expense reimbursements. In addition, the Company issued 400,000 shares of its restricted common stock at the effective date of the agreement as a signing bonus.

Merchant Agreement

On February 28, 2025, the Company entered into an agreement for the purchase and sale of future receivables (2025 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $260,000 funding (the 2025 Purchase Price), of which approximately $101,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the August 2024 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 12% of future customer payments received until a total of approximately $354,000 is paid. In connection with the December 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 1,498 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $5,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The balance of the 2025 Merchant Agreement funding is expected to be repaid in full within the next year.

2025 Promissory Notes

In March 2025, the Company issued a promissory note in the principal amount of $62,060 with an Original Issue Discount (OID) of $8,560 (March 2025 Promissory Note). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the March 2025 Promissory Note One. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2025 Promissory Note One are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2025 Promissory Note One shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note One.

Also in March 2025, the Company issued a convertible promissory note in the principal amount of $103,750 (March 2025 Convertible Promissory Note). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of March 15, 2026. The Company paid $7,900 in issuance costs associated with the March 2025 Convertible Promissory Note. Solely at the option of the holder, and from the period 180 days from the date of the Note through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of general default, all outstanding obligations under the March 2025 Convertible Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Convertible Promissory Note. During the 180-day period commencing on the effective date of the promissory note, the Company may prepay the principal plus a pre-payment fee of up to 125% of the outstanding principal balance, plus interest. A fee of $1,500 will be charged upon each conversion of at least $15,000 of combined principal and interest.

Effective March 31, 2025, the Company issued a $150,000 convertible promissory note with a maturity date of September 30, 2025. On that date, or sooner at the election of the holder, the note will automatically convert into common stock at a conversion price of $1.75 per share. In conjunction with the convertible promissory note, the Company issued 34,286 shares of restricted common stock as original issue discount.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of September 30,2023 and quarterly since that date. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size.

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

Continuing Internal Controls Remediation Efforts

During fiscal 2022 the Company identified control gaps and deficiencies. The Company continues to mitigate and remediate the gaps, deficiencies, and material weaknesses in its internal controls. The Board of Directors and The Audit Committee, as a priority, initiated these remediation activities to ensure the Company has proper internal controls over financial reporting and corporate governance. The Company has instituted independent monitoring and testing of these aforementioned controls. The implementation of these procedures commenced during fiscal 2023 and the Company has continued to refine and improve such procedures into fiscal 2025 subject to available financing, with mitigation and revision of controls continuing to be an ongoing process. Management has decided to defer the allocation of the additional talent necessary for the full implementation of the planned remediations until fiscal 2025. In 2025, the Company has instituted detective controls as well as independent monitoring and testing of these aforementioned controls, which gives management comfort that reporting represents the financial results of the Company in all material respects.

Item 9B. Other Information.

Issuance of Common Stock for Cash

Between January and March 31, 2025, the Company raised $569,500 at a purchase price of $1.75 per share through the issuance of 432,571 of its common stock, including 107,143 common shares as commitment shares to raise $250,000 of said funding. The Company also issued 276,941 common shares upon the cashless exercise of warrants to purchase 300,000 common shares. The Company also issued 1,498 shares in connection with Merchant Agreements, and 17,143 of shares issued at a per share price of $1.75 in full settlement of $24,000 of outstanding vendor payables plus $6,000 in original issue discount. Exemption from registration is claimed under Section 4(2). Section 3(a)(9) and Rule 506 of the Securities Act of 1933, as amended. No commissions were paid with respect to the aforementioned securities transactions.

Consulting Services Agreement

In January 2025, the Company entered into a Consulting Services Agreement with an unrelated party for certain business development consulting services for a period of one year. The consultant is to receive compensation over the term of the agreement, which includes a monthly cash fee of $12,500, and certain expense reimbursements. In addition, the Company issued 400,000 shares of its restricted common stock at the effective date of the agreement as a signing bonus.

Merchant Agreement

On February 28, 2025, the Company entered into an agreement for the purchase and sale of future receivables (2025 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $260,000 funding (the 2025 Purchase Price), of which approximately $101,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the August 2024 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 12% of future customer payments received until a total of approximately $354,000 is paid. In connection with the December 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 1,498 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $5,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The balance of the 2025 Merchant Agreement funding is expected to be repaid in full within the next year.

2025 Promissory Notes

In March 2025, the Company issued a promissory note in the principal amount of $62,060 with an Original Issue Discount (OID) of $8,560 (March 2025 Promissory Note). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the March 2025 Promissory Note One. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2025 Promissory Note One are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2025 Promissory Note One shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note One.

Also in March 2025, the Company issued a convertible promissory note in the principal amount of $103,750 (March 2025 Convertible Promissory Note). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of March 15, 2026. The Company paid $7,900 in issuance costs associated with the March 2025 Convertible Promissory Note. Solely at the option of the holder, and from the period 180 days from the date of the Note through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of general default, all outstanding obligations under the March 2025 Convertible Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Convertible Promissory Note. During the 180-day period commencing on the effective date of the promissory note, the Company may prepay the principal plus a pre-payment fee of up to 125% of the outstanding principal balance, plus interest. A fee of $1,500 will be charged upon each conversion of at least $15,000 of combined principal and interest.

Effective March 31, 2025, the Company issued a $150,000 convertible promissory note with a maturity date of September 30, 2025. On that date, or sooner at the election of the holder, the note will automatically convert into common stock at a conversion price of $1.75 per share. In conjunction with the convertible promissory note, the Company issued 34,286 shares of restricted common stock as original issue discount.

Insider Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position and tenure of our directors.

Name	Age	Position(s)	Served as a Director Since
Dean L. Julia	57	Chief Executive Officer, President, Treasurer, Director, Co-Founder	1998
Dr. Gene Salkind, M.D.	71	Chairman of the Board	2019
Anne S. Provost	61	Director	2022
Nate Knight	75	Director	2023
Byron Booker	52	Director	2023

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

Executive Officers

The following table sets forth certain information regarding our current executive officers:

NAME	AGE	POSITION
Dean L. Julia	57	Chief Executive Officer/President/Treasurer/Director/Co-Founder
Paul Bauersfeld	60	Chief Technology Officer
Sean J. McDonnell, CPA	63	Chief Financial Officer
Sean Trepeta	57	President of Mobiquity Networks /Secretary of the Company
Deepanker Katyal	38	Chief Executive Officer of Advangelists

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

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. The SEC rules require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and 10% shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2024, all of the Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders have been met, except for that all officers and directors were each late filers with one form 4 in October 2024.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Such policies and procedures are filed as Exhibit 19.1 to this Form 10-K.

Communications with the Board of Directors

Stockholders may communicate with the Company’s Board of Directors by sending a letter to Mobiquity Technologies, Inc., 35 Torrington Lane, Shoreham, NY 11786, Attention: Board of Directors. The Company will receive the correspondence and forward it to the Chairman or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening or illegal, does not reasonably relate to the Company or its business, or is similarly inappropriate. The Chairman of the Board has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2024, and 2023 by:

•	each person who served as the principal executive officer of the company during fiscal year 2024 and 2023;

•	the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2024, and 2023 with compensation during fiscal years 2024 and 2023 of $100,000 or more; and

•	those two individuals, if any, who would have otherwise been included in bullet point above but for the fact that they were not serving as an executive of the company as of December 31, 2024.

Name and Principal		Salary	Bonus	Stock	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)(2)(3)	($)
Dean L. Julia	2024	$265,846	$--	$--	$1,186,706	$69,796	$1,522,348
CEO of the Company	2023	$328,746	$–	$–	$150,100	$51,461	$530,307

Deepanker Katyal	2024	$300,461	$--	$--	$237,200	$12,901	$550,562
CEO of Advangelists	2023	$357,692	$–	$–	$7,900	$17,083	$382,675

Paul Bauersfeld	2024	$221,539	$--	$--	$355,800	$40,348	$617,687
Chief Technology Officer	2023	$274,039	$–	$–	$23,700	$38,748	$336,487

Sean Trepeta	2024	$177,231	$--	$--	$237,200	$40,348	$454,779
President of Mobiquity Networks	2023	$219,231	$–	$–	$7,900	$38,748	$265,879

Sean McDonnell	2024	$105,600	$--	$--	$118,600	$--	$224,200
CFO of the Company	2023	$140,625	$–	$–	$7,900	$–	$148,525

(1)    The options and restricted stock awards presented in this table for fiscal years 2024 and 2023 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2024.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean L.Julia	4,167	–	–	$900.00	4/2/29	–	–	–	–
(1)	833	–	–	$900.00	4/1/30	–	–	–	–
	833	–	–	$900.00	4/1/31	–	–	–	–
	15,000	–	–	$68.48	12/8/31	–	–	–	–
	1,667	–	–	$68.48	12/8/31	–	–	–	–
	833	–	–	$22.50	4/1/31	–	–	–	–
	833	–	–	$3.30	4/1/32	–	–	–	–
	950,000	–	–	$0.20	12/19/28	–	–	–	–
	833	–	–	$0.50	4/1/33	–	–	–	–
	450,000	–	–	$2.45	10/8/29	–	–	–	–
	50,000	–	–	$2.45	10/8/29	–	–	–	–
Deepanker Katyal	8,568	–	–	$840.00	12/6/28	–	–	–	–
(1)	833	–	–	$540.00	9/13/25	–	–	–	–
	50,000	–	–	$0.20	12/19/28	–	–	–	–
	100,000	–	–	$2.45	10/8/29	–	–	–	–
Paul Bauersfeld	1,667	–	–	$900.00	4/2/29	–	–	–	–
(1)	8,333	–	–	$68.48	12/8/31	–	–	–	–
	150,000	–	–	$0.20	12/19/28	–	–	–	–
	150,000	–	–	$2.45	10/8/29	–	–	–	–
Sean	1,667	–	–	$900.00	4/2/29	–	–	–	–
Trepeta	8,333	–	–	$68.48	12/8/31	–	–	–	–
	50,000	–	–	$0.20	12/19/28	–	–	–	–
	100,000		–	$2.45	10/8/29	–	–	–	-

Sean	1,667	–	–	$68.48	12/8/31	–	–	–	–
McDonnell (1)	50,000	–	–	$0.20	12/19/28	–	–	–	–
	50,000	–	–	$2.45	10/8/29	–	–	–	-

(1)	All options contain cashless exercise provisions.

Disclosure of Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information.

The Company does not have any adopted policies and practices on the timing of equity incentive awards or grants in relation to the disclosure of material nonpublic information by the Company. The Company does not have a predetermined schedule as to if or when the Company’s Board of Directors grants or awards equity incentives to the Company’s executive officers, employees or members of the Board of Directors. The Board of Directors takes material nonpublic information into account when determining the timing and terms of awards and grants, and whether any disclosure of material nonpublic information is timed for the purpose of affecting the value of executive compensation, and will, in these instances, delay the grant of awards if material news is expected to be made public based on discussions with management.

The Company, during the last completed fiscal year, did not award options or other equity incentives to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

Employment Agreements

At various times in the past two fiscal years, employees’ salaries have been reduced due to working capital needs. As of December 31, 2024, all employees’ salaries were returned to full pay; however, current liabilities include $754,944 in monies owed to all employees and consultants.

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

Employee Benefit and Consulting Services Compensation Plans

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 334 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 667 shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 667 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 1,667 shares. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 1,667 shares (the “2016 Plan”) and approved moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019 the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 5,000 shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 10,000 shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2021 Plan covers 73,334 shares. The 2021 Plan required stockholder approval by October 13, 2022, to be able to grant incentive stock options under the 2021 Plan. On April 17, 2023, the Board approved an Equity Participation Plan similar to the Plans described herein, except that this Plan also provides for the grant of Restricted Unit Awards (the “2023 EP Plan”). Under the 2023 EP Plan, which was approved by stockholders on May 15, 2023, a maximum of 166,667 shares may be granted under the 2023 EP Plan. On December 19, 2023, the Board approved the 2023 Employee Benefit and Consulting Compensation Plan (the “2023 Plan”) identical to the 2018 Plan, except that the 2023 Plan covers 4,000,000 shares, as amended. The 2005 Plan, 2009 Plan, 2016 Plan, 2018 Plan, 2019 Plan, 2021 Plan, the 2023 EP Plan, and 2023 Plan are collectively referred to as the “Plans.”

In April 2023, Dean Julia was granted 834 options from the Company’s 2021 Plan with immediate vesting, at an exercise price of $3.30 and expiration of April 2032.

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

On October 8, 2024, the Board of Directors of the Company approved the increase in the number of shares available under the 2023 Employee Benefit and Consulting Compensation Plan from 2,000,000 shares to 4,000,000 shares and granted a total of 1,725,000 non-statutory stock options with a 5-year term, immediately exercisable to several officers, directors, employees and consultants at an exercise price of $2.45 per share.

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

Awards

As of December 31, 2024, the Company has a total of 1,820,764 options outstanding under the Plans and a total of 1,725,000 options outstanding outside of the Plans, or a total of options to purchase 3,545,764 shares of the Company’s Common Stock with a weighted average exercise price of $4.97 per share. The Board has granted options with varying terms. The Company has also granted various officers, directors and employees of Advangelists, warrants to purchase an aggregate of 105,000 shares at varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2024, on the known benefits provided to certain people and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options/Warrants	Average Exercise Price ($) per Share	Value of Unexercised Options/ Warrants at Dec. 31, 2024 (1)
Dean L. Julia	1,424,999	$5.41	$3,441,966
Sean McDonnell	101,667	$2.43	$205,500
Sean Trepeta	160,000	$14.54	$252,000
Paul Bauersfeld	310,000	$7.96	$616,500
Deepanker Katyal	159,401	$49.57	$252,000
Executive Officers as a group	2,156,067	$9.58	$4,767,966
Gene Salkind	411,544	$10.56	$550,500
Three Independent Directors as a group	305,001	$1.71	$616,767

(1)    Value is normally calculated by multiplying (a) the difference between the market value per share at period end ($3.38 based upon a last sale on December 31, 2024), and the option exercise price by (b) the number of shares of Common Stock underlying the option.

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

2023 Equity Participation Plan

Purpose and Effective Date

The purpose of the 2023 Equity Participation (the 2023 EP Plan) is to provide for the success and enhance the value of the Company by linking participants’ personal interests with those of the Company’s stockholders, and employees, by providing participants with an incentive for outstanding performance, and to motivate, attract and retain the services of participants upon whom the success of the Company depends. The 2023 EP Plan is flexible in that it provides for the grant of Incentive Stock Options, Non-statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and Stock Bonuses. The 2023 EP Plan became effective as of April 17, 2023 (the Effective Date) and was approved by stockholders on May 15, 2023.

Administration of the 2023 EP Plan

The 2023 EP Plan will be administered by the Compensation Committee of the Board of Directors of the Company which currently consists of Byron Booker, Nate Knight and Anne Provost, who are all outside independent directors, or by such other committee consisting of not less than two outside independent directors appointed by the Board of Directors (the Committee).

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

Awards Under the 2023 EP Plan

Stock Options.

The Committee may grant Incentive Stock Options (or ISOs) and Non-Qualified Stock Options (or non ISOs) under the 2023 EP Plan. As described below, there are certain tax advantages to employees who receive ISOs; however, certain restrictions also apply to such grants. First, ISOs can be granted only to employees (not to non-employee directors or consultants), and the option exercise price for each ISO shall be at least equal to 100% of the fair market value of a share of the Company’s common stock on the date the ISO is granted (or 110% in the case of an individual who is a 10% or more owner of the Company). Second, an ISO may not be exercised later than 10 years after the date of grant (or 5 years in the case of 10% or more owners of the Company).

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

During the restriction period, the Grantee will be the record owner of the Restricted Stock and will be entitled to receive all dividends and other distributions paid with respect to the shares while they are so restricted. However, any dividends or distributions, whether paid in shares of Company stock, cash or other property, paid during the restricted period will be held by the Company or third-party custodian or trustee and will be subject to the same restrictions as the Restricted Stock.

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

Grant Information

As of December 31, 2024, no awards have been made under the 2023 EP Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our voting stock as of January 1, 2025, based upon common shares outstanding and by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

•	each “named executive officer” of the Company;

•	each of our directors; and

•	all executive officers and directors as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Mobiquity Technologies, Inc. at the address set forth herein. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or the conversion of such person’s outstanding Preferred Stock) within 60 days after January 1,2025, are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The percentage of shares beneficially owned as of March 31, 2025, is based upon 20,010,909 shares of Common Stock outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock	Number of Shares Underlying Convertible Preferred Stock, Options and Warrants	Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Directors and Executive Officers
Paul Bauersfeld	50	310,000	310,050	1.2
Dean L. Julia	3,659	1,424,999	1,428,658	5.6
Sean Trepeta	2,525	160,000	162,525	*
Sean McDonnell	168	101,667	101,835	*
Deepankar Katyal	–	159,401	159,401	*
Nate Knight	–	101,667	101,667	*
Gene Salkind	8,643,695	411,544	9,055,239	35.2
Anne S. Provost	–	101,667	101,667	*
Byron Booker	–	101,667	101,667	*
All Officers and directors as a group (nine persons)	8,650,097	2,872,612	11,522,709	44.8
1478756 Alberia Ltd.	1,150,000	–	1,150,000	4.5

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

Stock Transactions with Officers and/or Directors

Reference is made to the Notes to the Consolidated Financial Statements for a description of all stock and loan transactions with the Company’s executive officers and/or directors.

Notes to the Financial Statements and Other Disclosures

The disclosures contained in this Form 10-K, in particular in the notes to our consolidated financial statements describe various other transactions between the Company’s and its officers, directors and principal shareholders.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered Assurance Dimensions, LLC for the audit of the Company’s consolidated financial statements and fees for other services.

	Year Ended December 31,
	2024	2023
Audit fees	$50,000	$51,000
Audit- related fees	27,000	86,000
All other fees	–	25,822
Total fees	$77,000	$162,822

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8 FINANCIAL STATEMENTS as the financial statements of the Company for the years ended December 31, 2024, and 2023:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 16. Exhibits

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)

Exhibit
Number	Exhibit Title
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022 with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019 ***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
3.23	Amendment to Certificate of Incorporation dated November 27, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)
3.24	Amendment to Certificate of Incorporation dated December 28, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)

Exhibit
Number	Exhibit Title
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019 ***
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019 ***
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019***
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019***
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant***
4.19	Form of Series 2023 Warrant***
4.20	Form of Pre-funded Warrant(Form 2023)***
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Amendment dated February 13, 2023 to Promissory Note dated December 30, 2022 issued to Walleye*****

Exhibit
Number	Exhibit Title
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye(Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
19.1	Insider Trading Policy*
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant’s Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)
99.7	2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2023.)
99.8	Amendment to 2023 Employee Benefit and Consulting Compensation Plan*
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

_______________

*	Filed herewith.
**	To be filed by amendment
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364.
****	Previously filed under Form S-1 Registration Statement File No. 333-269293.
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572

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

April 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dean L. Julia	Principal Executive Officer and Director	April 7, 2025
Dean L. Julia

/s/Anne S. Provost	Director	April 7, 2025
Anne S. Provost

/s/ Byron Booker	Director	April 7, 2025
Byron Booker

/s/Sean J. McDonnell, CPA	Principal Financial Officer	April 7, 2025
Sean J. McDonnell

/s/Nate Knight	Director	April 7 2025
Nate Knight

/s/Gene Salkind	Chairman of the Board	April 7, 2025
Gene Salkind

Dean L. Julia, Anne S. Provost, Byron Booker, Nate Knight and Dr. Gene Salkind represent all the current members of the Board of Directors.

