Form 10-Q
period 2025-03-31
Mobiquity Technologies, Inc.
filed 2025-05-15
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

The number of shares outstanding of the Registrant’s Common Stock as of May 14, 2025, was 20,923,409.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technology, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2025 (Unaudited)	2024
Assets
Current Assets
Cash	$331,360	$1,159,933
Accounts receivable, net	23,286	47,916
Prepaid and other current assets	1,160,328	768,622
Total Current Assets	1,514,974	1,976,471

Property and equipment, net	5,780	4,417

Goodwill	1,352,865	1,352,865
Capitalized software development costs, net	3,004,446	3,184,562
Investment	500,014	–
Total Assets	$6,378,079	$6,518,315

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,424,325	$2,528,463
Accrued interest - related party	6,954	6,000
Contract liabilities	25,486	25,486
Debt, current portion, net	732,076	673,915
Total Current Liabilities	3,188,841	3,233,864

Total Liabilities	3,188,841	3,233,864

Commitments and Contingencies (Note 9)

Stockholders' Equity
AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Preferred stock Series H; $0.0001 par value, 770,000 shares authorized, no shares issued and outstanding	–	–
Common stock; $0.0001 par value, 100,000,000 shares authorized, 19,976,623 and 18,721,240 shares issued, 19,974,106 and 18,718,723 shares outstanding	1,999	1,872
Treasury stock, at cost, $0.0001 par value 2,517 shares outstanding	(1,350,006)	(1,350,006)
Additional paid-in capital	232,466,744	230,266,097
Accumulated deficit	(227,929,508)	(225,633,521)
Total Stockholders' Equity	3,189,238	3,284,451
Total Liabilities and Stockholders' Equity	$6,378,079	$6,518,315

See accompanying notes to the consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenues	$12,613	$263,282

Cost of revenues	31,468	211,269

Gross profit (loss)	(18,855)	52,013

Operating expenses
General and administrative expenses	1,945,860	999,293
Depreciation and amortization	180,739	101,818
Total operating expenses	2,126,599	1,101,111

Loss from operations	(2,145,454)	(1,049,098)

Other income (expense)
Interest expense	(150,542)	(57,087)
Loss on disposal of fixed assets	–	–
Interest income	9	4,601
Total other expense - net	(150,533)	(52,486)

Net loss before income taxes	(2,295,987)	(1,101,584)

Income tax benefit	–	59,324

Net loss	$(2,295,987)	$(1,042,260)

Loss per share - basic and diluted	$(0.12)	$(0.24)

Weighted average number of shares outstanding - basic and diluted	19,485,260	4,374,453

See accompanying notes to the consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2023	61,688	$6	–	$–	–	$–	768,473	$78
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	–	–
Accrued Series H Preferred Stock cash dividends	–	–	–	–	–	–	–	–
Repurchase of common stock held in Treasury	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2024	61,688	$6	–	$–	–	$–	768,473	$78

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2024	61,688	$6	–	$–	–	$–	–	$–
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–	–	–
Common stock exchanged for investment	–	–	–	–	–	–	–	–
Common stock issued for warrant conversion	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2025	61,688	$6	–	$–	–	$–	–	$–

Mobiquity Technology, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

For the Three Months Ended March 31, 2025 and 2024 (Continued)

	Series AAA Preferred Stock		Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance, at December 31, 2023	31,413	$3	3,994,926	$400	$220,598,180	2,500	$(1,350,000)	$(217,040,339)	$2,208,328
Common stock issued for services	–	–	118,000	12	64,988	–	–	–	65,000
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	1,123,334	112	399,888	–	–	–	400,000
Accrued Series H Preferred Stock cash dividends	–	–	–	–	(46,108)	–	–	–	(46,108)
Repurchase of common stock held in Treasury	–	–	–	–	–	17	(6)	–	(6)
Stock based compensation	–	–	–	–	234	–	–	–	234
Net Loss	–	–	–	–	–	–	–	(1,042,260)	(1,042,260)
Balance, at March 31, 2024	31,413	$3	5,236,260	$524	$221,017,182	2,517	$(1,350,006)	$(218,082,599)	$1,585,188

	Series AAA Preferred Stock		Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, at December 31, 2024	31,413	$3	18,721,240	$1,872	$230,266,097	2,517	$(1,350,006)	$(225,633,521)	$3,284,451
Common stock issued for services	–	–	401,498	40	1,100,990	–	–	–	1,101,030
Common stock issued for cash	–	–	432,571	43	569,457	–	–	–	569,500
Stock based compensation	–	–	–	–	230	–	–	–	230
Note payable conversion to common stock	–	–	17,143	2	29,998	–	–	–	30,000
Common stock exchanged for investment	–	–	127,230	13	500,001	–	–	–	500,014
Common stock issued for warrant conversion	–	–	276,941	29	(29)	–	–	–	–
Net loss	–	–	–	–	–	–	–	(2,295,987)	(2,295,987)
Balance, at March 31, 2025	31,413	$3	19,976,623	$1,999	$232,466,744	2,517	$(1,350,006)	$(227,929,508)	$3,189,238

See accompanying notes to the consolidated financial statements

Mobiquity Technology, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

	2025	2024

Cash flows from operating activities:
Net loss	$(2,295,987)	$(1,042,260)

Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	39,414	43,663
Depreciation	623	1,245
Amortization of intangible assets	–	57,366
Amortization of capitalized software development costs	180,116	43,207
Amortization of debt discount	140,282	53,351
Common stock and warrants issued for services	641,793	65,000
Stock-based compensation	230	234
Income tax benefit	–	59,324
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(14,784)	(52,787)
(Increase) decrease prepaid expenses and other assets	62,501	41,874
Increase (decrease) in accounts payable and accrued expenses	(73,184)	93,707
Increase (decrease) in contract liabilities	–	34,314
Net cash used in operating activities	(1,318,996)	(601,762)

Cash flows from investing activities
Purchase of property and equipment	(1,986)	–
Increase in software development costs	–	(511,819)
Net cash used in investing activities	(1,986)	(511,819)

Cash flows from financing activities
Issuance of common stock for cash	569,500	400,000
Proceeds from the issuance of debt, net of discounts and debt issuance costs	245,641	394,350
Repayments on debt	(322,732)	(135,967)
Repurchase of treasury stock	–	(6)
Net cash provided by financing activities	492,409	658,377

Net change in cash	(828,573)	(455,204)

Cash - beginning of period	1,159,933	528,272

Cash - end of period	$331,360	$73,068

Supplemental disclosure of cash flow Information
Cash paid for interest	$9,306	$43,406
Cash paid for taxes	$–	$6,185

Supplemental disclosure of non-cash investing and financing activities:
Accrual of Series H Preferred stock dividends	$–	$46,108
Issuance of common stock exchanged for equity investment	$500,014	$–
Issuance of common stock as settlement for accounts payable	$30,000	$–
Issuance of common stock as compensation under services agreement	$1,096,000	$–

See accompanying notes to the consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2025, the Company had:

•	Net loss of $2,295,987 and
•	Net cash used in operations was $1,318,996

Additionally, at March 31, 2025, the Company had:

•	Accumulated deficit of $227,929,508
•	Stockholders’ equity of $3,189,238, and
•	Working capital deficit of $1,673,867.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $331,360 at March 31, 2025.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the year ended December 31, 2024, and the three months ended March 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (U.S. GAAP) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 7, 2025.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, investment, accounts payable and accrued expenses, accrued interest – related party, and contract liabilities. On March 31, 2025, and December 31, 2024, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s long-term debt approximates its carrying value based on current financing rates available to the Company.

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

On March 31, 2025, and December 31, 2024, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. On March 31, 2025, and December 31, 2024, the Company did not experience any losses on cash balances in excess of FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows.

For the quarters ended March 31, 2025, and 2024, sales of our products to four customers and three customers generated approximately 90% and 87% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on the results of operations and financial condition.

Accounts Receivable and Allowance for Credit Losses

The Company accounts for its accounts receivable in accordance with Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which provides guidance on how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Under the standard, disclosures are required to provide users of the consolidated financial statements with useful information in analyzing the Company’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in Topic 326 were trade accounts receivable.

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Two of our customers combined accounted for approximately 74% of outstanding gross accounts receivable at March 31, 2025.

The Company had accounts receivable, net, of $23,286, $47,916, and $34,628 at March 31, 2025, December 31, 2024, and January 1, 2024, respectively.

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

The allowance for credit losses for accounts receivable and the related activity, for the three months ended March 31, 2025, is as follows:

Balance, December 31, 2024	$79,832
Provision for credit losses	39,414
Write-off of previously reserved account balances	–
Balance, March 31, 2025	$119,246

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

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was recognized by the Company for the three months ended March 31, 2025, and 2024.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of March 31, 2025, and December 31, 2024. No impairment of goodwill was recognized by the Company during the three-month period ended March 31, 2025 or fiscal 2024.

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

Terms of financial instruments are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each reporting period, with any increase or decrease in the fair value being recorded in the results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. As of March 31, 2025, and December 31, 2024, the Company had no derivative instruments outstanding.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discounts and amortized to interest expense in the consolidated statement of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the three months ended March 31, 2025, and 2024, the Company recognized $140,282 and $53,351 of interest expense, respectively, associated with the amortization of debt discounts on debt outstanding during the periods. Unamortized debt discounts remaining at March 31, 2025, were approximately $194,000 and are expected to be fully amortized during the remainder of 2025. See Note 4 regarding the accounting for debt discounts and debt issuance costs.

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

Determine the transaction price.

The transaction price is determined based on the consideration of which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts outstanding at March 31, 2025, or December 31, 2024, contained a significant financing component or variable consideration terms.

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

All revenues recognized were derived from internet advertising for the three months ended March 31, 2025 and 2024.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of March 31, 2025 and December 31, 2024, there were $25,486, and as of January 1, 2024, there were $195,135 in contract liabilities outstanding. Contract liabilities are expected to be recognized as revenue within the year following their respective period end.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations. Advertising costs were insignificant for the periods ended March 31, 2025 and 2024.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2025, and December 31, 2024, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the periods ended March 31, 2025, and 2024. Open tax years, subject to examination by the Internal Revenue Service, generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdiction generally remain open for up to four years from the filing date.

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

NOTE 3: INTANGIBLE ASSETS AND SOFTWARE DEVELOPMENT COSTS

The Company’s definite-lived intangible assets consist of a customer relationship asset acquired through the Advangelists, LLC acquisition in 2018, and capitalized software development costs. The intangible assets are being amortized over their estimated useful lives of five years. The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are also reviewed for impairment or obsolescence when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company’s customer relationship intangible asset is fully amortized at December 31, 2024.

	Useful Life	March 31, 2025	December 31, 2024

Software development costs	5 years	$3,602,328	$3,602,328
Less accumulated amortization		(597,882)	(417,766)
Net carrying value, software development costs		$3,004,446	$3,184,562

During the three months ended March 31, 2025 and 2024, the Company recognized $180,116 and $100,573 in amortization expense, respectively, related to intangible assets, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of March 31, 2025, the Company has capitalized a total of approximately $3,600,000 of costs associated with the development of its new software enhancements, referred to as ATOS4P and AdHere. The Company ceased capitalizing costs, and commenced marketing its ATOS4P enhancement to the public, during the third quarter of 2024. The Company commenced amortization of the costs associated with the AdHere technology in the second quarter of 2024, when the product was available to the general public.

Future amortization of approximately $3,004,000 in unamortized software development costs, by fiscal year, at March 31, 2025, is as follows:

Software Development Costs
Remainder of 2025	$540,000
2026	720,000
2027	720,000
2028	720,000
2029	304,000

Total	$3,004,000

NOTE 4 – DEBT

Related Party - Salkind Loans

On February 2, 2024, Dr. Salkind, Board Chairman, loaned the Company $150,000 of short-term debt financing for working capital (Salkind February 2024 Loan). The unsecured loan was payable on demand and boar interest at 10% per annum, payable monthly.

On June 27, 2024, the Company entered into a new Loan Agreement with Dr. Salkind and a relative of Dr. Salkind (Salkind June 2024 Loan) for no additional consideration from the lenders, effectively cancelling the Salkind February 2024 Loan. The Salkind June 2024 Loan is a $160,000 non-interest-bearing loan, which includes an Original Issue Discount of $10,000. The $160,000 in principal is due on demand on or after December 31, 2024, and was convertible at the option of the lenders at any time into shares of the Company’s restricted common stock at a conversion rate of $0.50 per share.

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

On December 30, 2024, Loans 3 and 4 were converted into shares of the Company’s common stock at a rate of $0.50 per share. A total of $57,000 in debt principal and $20,000 in Original Issue Discount was converted into a total of 154,000 shares of common stock. In addition, the Company’s counsel converted $69,000 of the remaining outstanding debt principal and $3,000 in OID on Loans 5, 6, and 7 into a total of 72,000 shares of common stock. There were no loans remaining outstanding from the Company’s counsel at December 31, 2024. The Company recognized $33,000 in interest expense under the loans related to amortization of OID for the year ended December 31, 2024.

During the quarter ended March 31, 2025, the Company entered into a Loan Agreement with its corporate attorney (the lender) effectively agreeing to replace $24,000 in trade payables into a demand promissory note, which included $6,000 in original issue discount. The Loan Agreement included a conversion feature, at the sole option of the lender, to convert the outstanding obligations into shares of the Company’s restricted common stock at a conversion price of $1.75. In February, 2025, the lender agreed to convert the loan principal and original issue discount into 17,143 shares of common stock in full settlement of the Loan Agreement.

Merchant Agreements

In November 2023, the Company entered into an agreement for the purchase and sale of future receivables (2023 Merchant Agreement) with a financial institution in exchange for $200,000 in funding (the 2023 Purchase Price). The 2023 Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of $272,000 is paid. The Company recorded a debt discount associated with the 2023 Merchant Agreement totaling $72,000 which is being amortized through interest expense over the expected term of the agreement of 170 days. The Company recognized $33,578 in interest expense associated with the amortization of the debt discount for the six months ended June 30, 2024. In connection with the 2023 Merchant Agreement, and as additional consideration, the Company has agreed to issue a total of 16,765 shares of its Common Stock to the financial institution, of which 6,765 were issued in 2024, in an amount equal to 5% of the Purchase Price, or $10,500, which was recorded as additional debt discount. The number of shares issued is equal to 5% of the 2023 Purchase Price divided by the average closing per share price of the common stock for the previous twenty (20) days from the signed date of the 2023 Merchant Agreement. During April 2024, the total balance of principal and interest payable on the 2023 Merchant Agreement funding of approximately $112,000 was rolled into the April 2024 Merchant Agreement (discussed below) and settled in full. The Company recognized approximately $47,000 in interest expense associated with the amortization of the debt discount under this agreement for the year ended December 31, 2024.

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

In September 2024, the Company entered into an agreement for the purchase and sale of future receivables (September 2024 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $250,000 funding (the September 2024 Purchase Price), of which $98,699 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the April 2024 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 12% of future customer payments received until a total of approximately $342,250 is paid. In connection with the September 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 1,993 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,560, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The balance of the Merchant Agreement funding is expected to be repaid in full within the next year. The principal remaining outstanding on the September 2024 Merchant Agreement at December 31, 2024, is approximately $172,000, net of unamortized debt discount of approximately $52,000. The Company recognized approximately $52,000 in interest expense associated with the amortization of the debt discount under this agreement for the year ended December 31, 2024.

In December 2024, the Company entered into an agreement for the purchase and sale of future receivables (December 2024 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $232,000 funding (the December 2024 Purchase Price), of which $95,669 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the August 2024 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 12% of future customer payments received until a total of approximately $317,600 is paid. In connection with the December 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 1,484 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,363, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The balance of the December 2024 Merchant Agreement funding is expected to be repaid in full within the next year. The principal remaining outstanding on the December 2024 Merchant Agreement at December 31, 2024, is approximately $220,000, net of unamortized debt discount of approximately $97,000. The amortization on the debt discount on this agreement was de minimis for the year ended December 31, 2024.

On February 28, 2025, the Company entered into an agreement for the purchase and sale of future receivables (February 2025 Merchant Agreement) with a financial institution for the sale of future receivables in exchange for $260,000 funding (the February 2025 Purchase Price), of which approximately $101,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the September 2024 Merchant Agreement funding discussed above. The Purchase Price is to be repaid through daily payments representing 12% of future customer payments received until a total of approximately $354,000 is paid. In connection with the February 2025 Merchant Agreement, and as additional consideration, the Company issued 1,498 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $5,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The balance of the February 2025 Merchant Agreement funding is expected to be repaid in full within the next year.

For the quarters ended March 31, 2025 and 2024, the Company recognized a total of approximately $113,000 and $52,000 in interest expense associated with the amortization of the debt discounts on the 2025 and 2024 Merchant Agreements discussed above.

Other Promissory Notes

In March 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount (OID) of $16,500 (March 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024, through the maturity date of January 15, 2025. In addition to the OID, the Company paid $8,150 in issuance costs associated with the 2024 March Promissory Note and recorded a debt discount totaling $24,650 which is being amortized over the repayment period of the principal through interest expense. The Company recognized approximately $23,000 in interest expense for the year ended December 31, 2024, associated with amortization of the debt discount on the March 2024 Promissory Note. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2024 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2024 Promissory Note. Approximately $0 in principal and OID remain outstanding at March 31, 2025.

In April 2024, the Company issued a promissory note in the principal amount of $96,000 with an Original Issue Discount of $16,000 (April 2024 Promissory Note). Interest is charged on the principal at 15% upon issuance of the April 2024 Promissory Note, totaling $14,400, and is payable, along with principal, in ten individual payments of $11,040 commencing May 30, 2024, through the maturity date of March 31, 2025. The Company recognized approximately $18,000 in interest expense for the nine months ended June 30, 2024, associated with amortization of the debt discount on the April 2024 Promissory Note. Solely upon an event of default, and at the option of the holder of the April 2024 Promissory Note, all amounts outstanding under the April 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the April 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the April 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. All remaining outstanding obligations under the April 2024 Promissory Note were settled in full during the quarter ended March 31, 2025.

In September 2024, the Company issued a promissory note in the principal amount of $98,900 with an Original Issue Discount of $20,300 (September 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the September 2024 Promissory Note, totaling $15,406, and is payable, along with principal as follows: $56,373 due March 15, 2025, $14,093 due on each of April 15, 2025 and May 15, 2025, and $14,874 due on June 15, 2025, and on the maturity date of July 15, 2025. The Company recognized a de minimis amount of interest expense for the year ended December 31, 2024, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the September 2024 Promissory Note, all amounts outstanding under the September 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the September 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the September 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. Approximately $50,000 of principal and unamortized OID of approximately $18,000 remain outstanding at March 31, 2025.

In December 2024, the Company issued a promissory note in the principal amount of $132,250 with an Original Issue Discount of $24,450 (December 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the December 2024 Promissory Note, totaling $18,515, and is payable, along with principal as follows: $75,383 due June 15, 2025, $18,846 due on each of July 15, 2025, August 15, 2025, September 15, 2025, and October 15, 2025 (the Maturity Date). The Company recognized a de minimis amount of interest expense for the year ended December 31, 2024, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the December 2024 Promissory Note, all amounts outstanding under the December 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the December 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the December 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. All principal and approximately $16,000 of unamortized OID remain outstanding at March 31, 2025.

In March 2025, the Company issued a promissory note in the principal amount of $62,060 with an Original Issue Discount (OID) of $8,560 (March 2025 Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the March 2025 Promissory Note One. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2025 Promissory Note One are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2025 Promissory Note One shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note One. All principal and approximately $10,000 of unamortized OID remain outstanding at March 31, 2025.

Also in March 2025, the Company issued a convertible promissory note in the principal amount of $103,750 (March 2025 Promissory Note Two). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of March 15, 2026. The Company paid $7,900 in issuance costs associated with the March 2025 Promissory Note Two. Solely at the option of the holder, and from the period 180 days from the date of the Note through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of general default, all outstanding obligations under the March 2025 Promissory Note Two shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note Two. During the 180-day period commencing on the effective date of the promissory note, the Company may prepay the principal plus a pre-payment fee of up to 125% of the outstanding principal balance, plus interest. A fee of $1,500 will be charged upon each conversion of at least $15,000 of combined principal and interest. All principal and approximately $7,000 of unamortized OID remain outstanding at March 31, 2025.

Effective March 31, 2025, the Company issued a $150,000 convertible promissory note with a maturity date of September 30, 2025. On that date, or sooner at the election of the holder, the note will automatically convert into common stock at a conversion price of $1.75 per share. In conjunction with the convertible promissory note, the Company issued 34,286 shares of restricted common stock as original issue discount. The Company has not recorded the debt or equity associated with this transaction as of March 31, 2025 due to the promissory note not being funded until April 2025.

In August 2024, the Company entered into a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual premium related to the D&O insurance policy. The total amount financed was $112,500 and incurs interest at a rate of 8.14% per annum, with nine monthly payments of principal and interest of $12,928 through May 2025. The remaining unpaid principal under this financing arrangement was $37,500 at March 31, 2025.

The following is a summary of debt outstanding at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Merchant Agreements	$540,433	$541,972
Other Promissory Notes	385,577	332,796
Total debt	926,011	874,768
Less: Unamortized debt discounts	(193,935)	(200,853)
Current portion of debt	$732,076	$673,915

The weighted average interest rate on short term borrowings outstanding at March 31, 2025 and December 31, 2024, was 52% and 46%, respectively.

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

Series G Preferred Stock Issuance

During 2023, Dr. Gene Salkind, the Company’s Board Chair, and parties associated with him (the Series G Preferred Shareholders), invested $1,503,495 into the Company’s newly created Series G Preferred Stock, formalized through three Subscription Agreements for the sale of a combined 300,789 shares of Series G Preferred Stock for total cash proceeds of $1,200,000, plus the conversion of $300,000 in principal and $3,495 in accrued interest from a loan to Dr. Salkind in October 2023. Each share of the Series G Preferred Stock is convertible by the Series G Preferred Shareholders at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.50 per Common Share (Series G Conversion Ratio). The Series G Preferred Stock will automatically convert at the same Series G Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $5.00 per share for ten (10) consecutive trading days. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 4(2) of the Securities Act of 1933, as amended.

Series H Preferred Stock Issuances

During 2023, the Series G Preferred Shareholders agreed to exchange all 300,789 of the Series G Preferred Stock into 751,730 shares of the Company’s newly created Series H Preferred Stock. Also, our legal counsel agreed to exchange $33,000 of monies owed to the law firm for 16,500 shares of Series H Preferred Stock. Each share of the Series H Preferred Stock is convertible at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.20 per Common Share (Series H Conversion Ratio). The Series H Preferred Stock will automatically convert at the same Series H Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $2.00 per share for ten (10) consecutive trading days or on December 31, 2026, whichever is earlier. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 3(a)(9) of the Securities Act of 1933, as amended. During the quarter ended September 30, 2024, all outstanding shares of Series H Preferred Stock were converted into shares of the Company’s common stock, as discussed above.

Rights Under Preferred Stock

The Company’s classes of preferred stock include the following provisions:

Optional Conversion Rights of Preferred Stock

•	Series AA – one share convertible into 3.33 shares of common stock
•	Series AAA – one share convertible into 0.0167 shares of common stock
•	Series C – one share convertible into 6,667 shares of common stock
•	Series E – one share convertible into 0.0167 shares of common stock (calculated by taking one share at a rate of its Stated Value, as defined, divided by $0.08, convertible commencing January 31, 2020, and further adjusted by dividing the result by 6,000 representing the aggregate amount of two reverse stock splits)
•	Series G – one share convertible into shares of common stock at a rate of its Stated Value divided by $0.50 (Series G Conversion Ratio)
•	Series H – one share was convertible into shares of common stock at a rate of its Stated Value ($2.00 at August 7, 2024, date of mandatory conversion discussed below) divided by $0.20 (Series H Conversion Ratio)

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

Any outstanding shares of Series H Preferred Stock shall automatically convert into common stock based on the Series H Conversion Ratio at the earlier of (i) December 31, 2026, or (ii) at such a time as the closing sale price of the Company’s common stock exceeds $2.00 per share for ten (10) consecutive trading days. In August 2024, the Series H Preferred Stock satisfied the mandatory conversion right, resulting in the conversion of all 768,473 shares outstanding into 7,684,730 shares of common stock, exclusive of accrued dividend liabilities totaling $122,954 also being converted into 158,840 shares of common stock.

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

Issuance of Common Stock for Services

In December 2023, the Company entered a one-year consulting contract with an unrelated party. In accordance with the contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. In addition, the consultant is to receive monthly cash payments of $12,500 over the term of the agreement. The value of the signing bonus, shares of restricted common stock, and warrants, totaling $64,000, was recorded as a prepaid asset on the accompanying consolidated balance sheet and is being amortized through general and administrative expenses over the one-year term of the agreement. For the quarter ended March 31, 2024, the Company recognized $16,000 of expense associated with amortization of the prepaid asset. The remaining balance of the prepaid asset was fully amortized through December 31, 2024.

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

During the year ended December 31, 2024, the Company issued a total of 154,000 shares of common stock in full settlement of vendor payables previously outstanding, totaling $83,000. The Company also issued a total of 46,010 and 1,498 shares of common stock for the year ended December 31, 2024 and quarter ended March 31, 2025, respectively, as service fees in conjunction with the Merchant Agreements described in Note 4. The total value of the shares issued equaled $41,015 and $5,030 for the year ended December 31, 2024 and quarter ended March 31, 2025, respectively.

Effective January 15, 2025, the Company entered into a Consulting Services Agreement with a third-party consultant, with a service term of one year. Compensation under the agreement includes a monthly cash fee of $12,500 and 400,000 shares of the Company’s restricted common stock, issued upon signing of the agreement. The total value of the common stock issued was equal to $1,096,000 based on the $2.74 per share market value of the common stock at the effective date of the agreement. The value of the common stock is being amortized straight-line to professional fees expense over the one-year term of the agreement. The Company recognized amortization expense of approximately $228,000 for the quarter ended March 31, 2025.

Issuance of Common Stock Warrants for Services

During June 2024, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for twelve months, commencing in June 2024. Compensation under the agreement included an upfront payment of $25,000 in cash, and the issuance of 100,000 common stock warrants, exercisable through June 2027, at an exercise price of $0.50 per share. The consultant also receives a monthly fee of $5,000. The fair value of the warrants at issuance was $171,800, which is being amortized, along with the upfront payment, through general and administrative expense, straight-line, over the twelve-month service period. In September 2024, the Company amended the consulting agreement to increase the monthly cash compensation to $10,000 and to issue additional warrants to purchase a total of 150,000 shares of common stock exercisable over a three-year period. The 150,000 warrant shares consist of 100,000 warrant shares exercisable at $0.50 per share and 50,000 warrant shares exercisable at $1.00 per share through September 10, 2027. The new warrants issued in September 2024 have a fair value of $446,200, which was recorded as a prepaid asset and is being amortized through general and administrative expense, straight-line, over the remaining 10 months of the agreement term. Pertinent inputs used in the fair value model for the above warrants included terms from 2.75 to 3.00 years, risk-free rates of 3.42% to 4.54%, and volatility of 216% to 220%.

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

As discussed in Note 4, during the quarter ended March 31, 2025, a total of $30,000 of debt and original issue discount to the Company’s corporate attorney was converted into 17,143 shares of common stock in full settlement of the debt obligations.

Issuance of Common Stock for Cash

During the year ended December 31, 2024, the Company raised a total of $4,026,950 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 5,908,734 shares of common stock at per share prices ranging from $0.30 to $1.75.

During the quarter ended March 31, 2025, the Company raised a total of $569,500 in cash from various accredited investors in conjunction with common stock subscription and equity agreements, resulting in the issuance of a total of 325,428 shares of common stock at a cash per share price of $1.75. One of the agreements included the issuance of 107,143 in shares issued to the investor as incentive for the investor to provide potential future equity funding based on certain financial results of the Company acceptable to the investor.

Issuance of Common Stock for Warrant Exercise

During the quarter ended March 31, 2025, the Company issued a total of 276,941 shares of its common stock upon the cashless exercise of 300,000 warrants.

Issuance of Common Stock in Exchange for Equity Investment

In February 2025, the Company completed a strategic expansion of its alliance with Context Networks, Inc. (Context), a private company offering a programmatic advertising platform that leverages private blockchain technology to deliver advertising solutions for the gaming industry, through the issuance of 127,230 shares of its restricted common stock in exchange for 274,725 shares of Context’s restricted common stock. The value of the shares issued was based on the Company’s market value of its common stock at the effective date of the exchange, $3.93 per share. This agreement establishes minority ownership stakes in each other, reinforcing their shared vision for innovation in casino advertising technology and the growing market for targeted, data-driven direct marketing and advertising solutions in gaming environments.

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. No stock options were granted during the quarters ended March 31, 2025 and 2024.

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	3,545,765	$4.97	4.41	$7,171,982
Granted	–	$–	–	$–
Cancelled & expired	(83)	$–	–	$–
Outstanding, March 31, 2025	3,545,682	$4.93	4.16	$3,851,583
Options exercisable, March 31, 2025	3,545,682	$4.93	4.16	$3,851,583

The aggregate intrinsic value of options outstanding and options exercisable on March 31, 2025, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices lower than the $2.40 closing price of the Company’s common stock on March 31, 2025. Stock-based compensation expense related to stock options was $230 and $234 for the quarters ended March 31, 2025 and 2024, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of March 31, 2025, there is no unamortized compensation cost outstanding related to unvested stock option awards.

Warrants

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

No common stock warrants were issued for the quarters ended March 31, 2025 and 2024.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	1,003,358	$38.67	2.90	$930,500
Granted	–	$–	–	$–
Exercised	(300,000)	$3.36	–	$–
Cancelled & expired	(328)	$–	–	$–
Outstanding, March 31, 2025	703,030	$54.72	2.96	$260,000

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

The following potentially dilutive equity securities outstanding as of March 31, 2025, and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024
Stock options	3,545,682	3,545,764
Warrants	703,030	1,003,358
Series AAA preferred stock	314,124	314,124
Series E preferred stock	10,281	10,281
Total common stock equivalents	4,573,117	4,873,527

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

NOTE 9 – SEGMENT REPORTING

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

The following table presents information about the Company’s services segment, including revenues, segment profit or loss before income taxes, and significant segment expenses for the quarters ended March 31, 2025 and 2024:

	2025	2024
Revenues	$12,613	$263,282

Less: cost of revenues	31,468	211,269

Gross profit (loss)	(18,855)	52,013

Less: other expenses
Professional fees	1,158,932	272,065
Salaries	467,145	294,583
Technology	185,450	239,946
Amortization	180,116	100,575
Interest expense	150,542	57,087
Other segment items	76,643	94,248
Insurance	55,061	39,583
Licenses and permits	3,013	23,862
Stock-based compensation	230	234
Commissions	–	31,414
Segment net loss and consolidated net loss before income taxes	$(2,295,987)	$(1,101,584)

NOTE 10 – SUBSEQUENT EVENTS

Between April 1, 2025 and May 14, 2025, the Company raised $912,500 from the sale of its common stock at $1.00 per share. Exemption from registration is claimed under Rule 506 and/or section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with these transactions.

On March 31, 2025, the Company entered into a $150,000 Loan Agreement and Convertible Note, which was funded and recorded in April 2025. The loan matures on September 30, 2025 and was issued with an Original Issue Discount consisting of 34,286 shares of the Company’s common stock, valued at $82,286. The loan is to be fully settled with the issuance of restricted shares of the Company’s common stock through an automatic conversion on the maturity date, if not converted sooner at the option of the lender, at a conversion price of $1.75 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company.

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2024 which includes our audited financial statements for the years ended December 31, 2024 and 2023 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of March 31, 2025, and 2024 includes the accounts of Mobiquity Technologies, Inc. (the “Company”) and its wholly owned subsidiaries.

This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2025.

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

Our Opportunity

By combining Context’s innovation in gaming-specific advertising with Mobiquity’s expertise in geo-targeted advertising, we’re creating a first-of-its-kind platform delivering ads to slot machines in real-time Slot machine advertising technology now live with River City Amusements, beginning of a broader rollout, introducing an omni-channel ad ecosystem within casino environments (table games, card rooms, digital signage, hospitality, and the like).

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

Our Strategic Alliance with Context Networks

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

This strategic alliance isn’t just about disrupting the gaming industry, it’s about building a tech-driven platform that could rival current industry leaders in its reach and impact. Context Networks’ addressable market includes approximately 4,700 global casinos and 2.9 million slot machines, with a potential audience exceeding 1.6 billion global gamblers, including an estimated 57 million in North America. Based on Context Networks’ internal estimates, the annual gross revenue potential from programmatic advertising across 1,000 slot machines could exceed $20 million for all participants, depending on factors such as play time rates and ad inventory pricing. No assurance can be given as to the amount of revenue that we will receive annually from this strategic alliance.

In February 2025, the Company completed a expansion of its strategic alliance with Context Networks, Inc. (Context), a private company offering a programmatic advertising platform that leverages private blockchain technology to deliver advertising solutions for the gaming industry, through the issuance of 127,230 shares of its restricted common stock in exchange for 274,725 shares of Context’s restricted common stock. The value of the shares issued was based on the Company’s market value of its common stock at the effective date of the exchange, $3.93 per share. This agreement establishes minority ownership stakes in each other, reinforcing their shared vision for innovation in casino advertising technology and the growing market for targeted, data-driven direct marketing and advertising solutions in gaming environments.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On March 31, 2025, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

The Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 1, Level 2, or Level 3 instruments.

Accounts Receivable

Accounts receivable represents customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2025, contained a significant financing component or variable consideration terms.

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

Plan of Operation

Mobiquity intends to expand its sales and support team to drive revenue growth across multiple strategic initiatives, with a particular focus on capitalizing on its evolving relationship with Context Networks and the broader opportunity in the casino and gaming vertical. Through this strategic alliance, Mobiquity gains access to a highly specialized, under-monetized supply of digital real estate within casinos, which can now be activated via our advertising technology stack. This includes integration with supply-side platforms (SSPs) and Mobiquity’s new Publisher Platform, which is designed to onboard publishers across web, mobile, application, and Connected TV (CTV) environments.

The expanded sales team will target advertising agencies, brands, publishers, and SSP operators to grow both the demand and supply sides of Mobiquity’s ATOS platform, while also leveraging the Company’s proprietary data and artificial intelligence capabilities delivered through MobiExchange. MobiExchange enables audience targeting using custom data segments for omnichannel marketing programs, including programmatic display, CTV, email, and SMS. As a core AI-driven intelligence layer, it enhances both precision targeting and campaign optimization.

The Publisher Platform, newly introduced by Mobiquity, opens another growth vector. Sales efforts will focus on bringing on board digital content owners—such as unique and non-traditional website and app publishers, CTV providers, and SSP partners—who can monetize their inventory through seamless access to ATOS and MobiExchange. With the integration of Context Networks’ patented ad technology and Mobiquity’s advanced platform capabilities, the Company is positioned to capture growing demand for AI-enhanced, performance-driven advertising across both traditional and emerging digital channels.

Results of Operations

Quarter Ended March 31, 2025, Compared to Quarter Ended March 31, 2024

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Year Ended
	March 31, 2025	March 31, 2024
Revenues	$12,613	$263,282
Cost of revenues	31,468	211,269
Gross profit (loss)	(18,855)	52,013
Total operating expenses	2,126,599	1,101,111
Loss from operations	$(2,145,454)	$(1,049,098)

We generated revenues of $12,613 for the three months ended March 31, 2025, compared to $263,282 during the same period in 2024, representing a decrease of $250,669. The decrease is primarily attributable to the absence of political advertising revenue that was realized during the 2024 period, as well as a strategic shift in the Company’s focus toward initiatives expected to generate long-term growth. In particular, the Company has been preparing for the anticipated launch of its strategic alliance with Context Networks, which is expected to commence in the second quarter of 2025.

Context Networks operates a proprietary programmatic advertising platform designed for the gaming industry. Its patented technology utilizes artificial intelligence and private blockchain infrastructure to enable secure, data-driven advertising across a variety of digital surfaces within casinos and gaming environments.

We believe this strategic alliance with Context Networks places the Company in a favorable position within a growing vertical. As described above under Our Strategic Alliance with Context Networks, Context Networks’ addressable market includes approximately 4,700 global casinos and 2.9 million slot machines, with a potential audience exceeding 1.6 billion global gamblers, including an estimated 57 million in North America, and based on Context Networks’ internal estimates, the annual gross revenue potential from programmatic advertising across 1,000 slot machines could exceed $20 million, depending on factors such as play time rates and ad inventory pricing.

In addition to the Context strategic alliance, the Company has also developed several new features and enhancements to its advertising platform, which we believe will contribute to increased revenue opportunities in the second half of 2025 and beyond.

The cost of revenues was $31,468 or 249% of revenues in the first quarter of 2025 as compared to $211,269 or 80% of revenues in for the same period of 2024. Cost of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit (loss) was $(18,855), or (149)% of revenues for the first quarter of 2025 as compared to $52,013 in the same period of 2024 or 20% of revenues.

Operating expenses were $2,126,599 for the first quarter of 2025 compared to $1,101,111 in the prior year, an increase of $1,025,488. The increase in operating costs was primarily related to a non-cash increase in professional fees of approximately $876,000, and salaries of $222,000 reductions in computer support of approximately $54,000 and license fees of $21,000.

The loss from operations for the first quarter of 2025 was $2,145,454 as compared to $1,049,098 for the prior year. Our loss from operations increased by approximately $1,096,356,000, driven in part by the approximately $1,025,000 increase in operating expenses discussed above. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2024.

The Company had cash of $331,360 on March 31, 2025. Cash used in operating activities for the three months ended March 31, 2025, was $1,318,996. This resulted primarily from a net loss of $2,295,987 offset by amortization of intangibles $180,116, stock and warrants issued for services of $641,793, increase in gross accounts receivable of $14,784 and a decrease in prepaid expenses and other assets of $62,501. Net cash used in operating activities also increased due to a decrease in accounts payable and accrued expenses of $73,184 for the quarter. Cash flows used in investing activities were minimal. Cash flows provided by financing activities of $492,409 resulted from cash paid on debt of $322,732 offset by net proceeds received from the issuance of debt of $245,641 and net proceeds of $569,500 from the issuance of common stock.

 The Company had cash of $73,068 on March 31, 2024. Cash used in operating activities for the three months ended March 31, 2024, was $601,762. This resulted primarily from a net loss of $1,042,260 offset by amortization of intangibles $100,573, stock issued for services of $65,000, increase in accounts receivable of $52,787, increase in accounts payable and accrued expenses of $93,707, increase in contract liabilities of $34,314, increase in provision for credit losses of $43,663, and decrease in prepaid expenses and other assets of $41,874. Cash flows used in investing activities were primarily related to increased software development costs of $511,819. Cash flows provided by financing activities of $658,377 resulted from cash paid on debt of $135,967 offset by net proceeds received from the issuance of debt of $394,350 and net proceeds of $400,000 from the issuance of common stock.

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

Debt and Equity Transactions

For a description of debt and equity transactions for the fiscal year ended December 31, 2024, and the quarter ended March 31, 2025, reference is made to the Notes to the Consolidated Financial Statements described elsewhere herein.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of each fiscal year and quarter. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size.

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

Continuing Internal Controls Remediation Efforts

During fiscal 2022 the Company identified control gaps and deficiencies. The Company continues to mitigate and remediate the gaps, deficiencies, and material weaknesses in its internal controls. The Board of Directors and The Audit Committee, as a priority, initiated these remediation activities to ensure the Company has proper internal controls over financial reporting and corporate governance. The Company had instituted independent monitoring and testing of these aforementioned controls. These procedures were applied during fiscal 2024 and will continue in fiscal 2025 as working capital permits, with mitigation and revision of controls continuing to be an ongoing process. The Company will continue to further implement detective controls as well as independent monitoring and testing of these aforementioned controls, which gives management comfort that reporting represents the financial results of the Company in all material respects.

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

ITEM 1A. RISK FACTORS

Incorporated by reference are the risk factors contained in our Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

(a)	For fiscal 2023 and 2024 and the quarter ended March 31, 2025, we had no sales or issuances of unregistered capital stock, except as described below:

Fiscal 2023 and Fiscal 2024

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2023	Common Stock	291,891 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2023	Common Stock	626,844 shares 2,448,427 warrants	Shares sold for cash	Rule 506, Section 4(2)	Warrant exercise price ranging from $1.50 to $6.975 per share

2023	Common Stock	34,849 shares	Original issue discount	Section 3 (a)(9)	Not applicable

2023	Common Stock	2,314,026 shares	Warrant conversion	Section 3 (a)(9)	Each warrant exercise price $6.975

2023	Common Stock	92,378 shares	Interest conversion	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	5,708,734 shares	Shares sold for cash of $4,026,950	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	200,000 shares	Common stock subscribed	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	225,010 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	7,684,730 shares	Conversion of Series H Preferred stock	Section 3 (a)(9)	Not applicable

2024	Common stock	749,000 shares	Note conversion Conversion of Series H	Section 3 (a)(9)	Not applicable

2024	Common Stock	158,840 shares	Preferred dividends	Section 3 (a)(9)	Not applicable

2025	Common Stock	401,498 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	432,571 shares	Shares sold for cash of $569,500	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	127,320 shares	Stock issued for Investment	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	17,143 shares	Note conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	276,941 shares	Warrant conversion	Section 3 (a)(9)	Not applicable

Issuance of Common Stock for Services

In December 2023, the Company entered a one-year consulting contract with an unrelated party. In accordance with the contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. In addition, the consultant is to receive monthly cash payments of $12,500 over the term of the agreement. The value of the signing bonus, shares of restricted common stock, and warrants, totaling $64,000, was recorded as a prepaid asset on the accompanying consolidated balance sheet and is being amortized through general and administrative expenses over the one-year term of the agreement. For the quarter ended March 31, 2024, the Company recognized $16,000 of expense associated with amortization of the prepaid asset. The remaining balance of the prepaid asset was fully amortized through December 31, 2024.

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

During the year ended December 31, 2024, the Company issued a total of 154,000 shares of common stock in full settlement of vendor payables previously outstanding, totaling $83,000. The Company also issued a total of 46,010 and 1,498 shares of common stock for the year ended December 31, 2024 and quarter ended March 31, 2025, respectively, as service fees in conjunction with the Merchant Agreements described in Note 4 to the consolidated financial statements. The total value of the shares issued equaled $41,015 and $5,030 for the year ended December 31, 2024 and quarter ended March 31, 2025, respectively.

In January 2025, the Company entered into a Consulting Services Agreement with a third-party consultant, with a service term of one year. Compensation under the agreement includes a monthly cash fee of $12,500 and 400,000 shares of the Company’s restricted common stock, issued upon signing of the agreement. The total value of the common stock issued was equal to $1,096,000 based on the $2.74 per share market value of the common stock at the effective date of the agreement. The value of the common stock is being amortized straight-line to professional fees expense over the one-year term of the agreement. The Company recognized amortization expense of approximately $228,000 for the quarter ended March 31, 2025.

Issuance of Common Stock Warrants for Services

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

During the quarter ended March 31, 2025, a total of $30,000 of debt and original issue discount to the Company’s corporate attorney was converted into 17,143 shares of common stock in full settlement of the debt obligations.

Issuance of Common Stock for Cash

During the year ended December 31, 2024, the Company raised a total of $4,026,950 in cash from various accredited investors in conjunction with common stock subscription agreements, resulting in the issuance of a total of 5,908,734 shares of common stock at per share prices ranging from $0.30 to $1.75.

During the quarter ended March 31, 2025, the Company raised a total of $569,500 in cash from various accredited investors in conjunction with common stock subscription and equity agreements, resulting in the issuance of a total of 325,428 shares of common stock at a cash per share price of $1.75. One of the agreements included the issuance of 107,143 in shares issued to the investor as incentive for the investor to provide potential future equity funding based on certain financial results of the Company acceptable to the investor.

Issuance of Common Stock for Warrant Exercise

During the quarter ended March 31, 2025, the Company issued a total of 276,941 shares of its common stock upon the cashless exercise of 300,000 warrant shares.

Issuance of Common Stock in Exchange for Equity Investment

In February 2025, the Company completed a strategic expansion of its alliance with Context Networks, Inc. (Context), a private company offering a programmatic advertising platform that leverages private blockchain technology to deliver advertising solutions for the gaming industry, through the issuance of 127,230 shares of its restricted common stock in exchange for 274,725 shares of Context’s restricted common stock. The value of the shares issued was based on the Company’s market value of its common stock at the effective date of the exchange, $3.93 per share. This agreement establishes minority ownership stakes in each other, reinforcing their shared vision for innovation in casino advertising technology and the growing market for targeted, data-driven direct marketing and advertising solutions in gaming environments.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)

Exhibit
Number	Exhibit Title
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022 with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019 ***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
3.23	Amendment to Certificate of Incorporation dated November 27, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)
3.24	Amendment to Certificate of Incorporation dated December 28, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)

Exhibit
Number	Exhibit Title
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019 ***
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019 ***
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019***
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019***
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant***
4.19	Form of Series 2023 Warrant***
4.20	Form of Pre-funded Warrant(Form 2023)***
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Amendment dated February 13, 2023 to Promissory Note dated December 30, 2022 issued to Walleye*****

Exhibit
Number	Exhibit Title
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye(Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
19.1	Insider Trading Policy(Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2024)
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant’s Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)
99.7	2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2023.)
99.8	Amendment to 2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2024)
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

_______________

*	Filed herewith.
**	To be filed by amendment
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364.
****	Previously filed under Form S-1 Registration Statement File No. 333-269293.
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: May 15, 2025	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: May 15, 2025	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

