Form 10-Q
period 2025-06-30
Mobiquity Technologies, Inc.
filed 2025-08-14
CIK 1084267

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

The number of shares outstanding of the Registrant’s Common Stock as of July 29, 2025, was 21,821,874.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technologies, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2025 (Unaudited)	2024
Assets
Current Assets
Cash	$184,081	$1,159,933
Accounts receivable, net	36,784	47,916
Prepaid and other current assets	817,488	768,622
Total Current Assets	1,038,353	1,976,471

Property and equipment, net	3,235	4,417

Goodwill	1,352,865	1,352,865
Capitalized software development costs, net	2,824,330	3,184,562
Investment	500,014	–
Total Assets	$5,718,797	$6,518,315

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,494,555	$2,528,463
Accrued interest - related party	11,088	6,000
Contract liabilities	25,486	25,486
Debt, current portion, net	703,815	673,915
Total Current Liabilities	3,234,944	3,233,864

Total Liabilities	3,234,944	3,233,864

Commitments and Contingencies (Note 9)

Stockholders' Equity

AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3

Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6

Preferred stock Series H; $0.0001 par value, 770,000 shares authorized, no shares issued and outstanding	–	–

Common stock; $0.0001 par value, 100,000,000 shares authorized, 21,341,874 and 18,721,240 shares issued, 21,339,357 and 18,718,723 shares outstanding	2,134	1,872

Treasury stock, at cost, $0.0001 par value 2,517 shares outstanding	(1,350,006)	(1,350,006)
Additional paid-in capital	233,930,073	230,266,097
Accumulated deficit	(230,098,357)	(225,633,521)
Total Stockholders' Equity	2,483,853	3,284,451
Total Liabilities and Stockholders' Equity	$5,718,797	$6,518,315

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$31,108	$266,892	$43,721	$530,174

Cost of revenues	170	184,125	31,638	395,394

Gross profit	30,938	82,767	12,083	134,780

Operating expenses
General and administrative expenses	1,809,426	1,043,020	3,755,286	2,042,313
Depreciation and amortization	180,990	61,756	361,729	163,574
Total operating expenses	1,990,416	1,104,776	4,117,015	2,205,887

Loss from operations	(1,959,478)	(1,022,009)	(4,104,932)	(2,071,107)

Other income (expense)
Interest expense	(207,706)	(113,785)	(358,248)	(170,872)
Gain on debt extinguishment, net	–	152,643	–	152,643
Other income	–	237,949	–	237,949
Loss on disposal of fixed assets	(1,672)	–	(1,672)	–
Interest income	7	55	16	4,656
Total other expense - net	(209,371)	276,862	(359,904)	224,376

Net loss before income taxes	(2,168,849)	(745,147)	(4,464,836)	(1,846,731)

Income tax benefit	–	–	–	59,324

Net loss	$(2,168,849)	$(745,147)	$(4,464,836)	$(1,787,407)

Loss per share - basic and diluted	$(0.11)	$(0.14)	$(0.22)	$(0.29)

Weighted average number of shares outstanding - basic and diluted	20,586,267	5,297,503	19,935,373	6,220,624

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2025 and 2024

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2023	61,688	$6	–	$–	–	$–	768,473	$78
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	–	–
Accrued Series H Preferred Stock cash dividends	–	–	–	–	–	–	–	–
Repurchase of common stock held in Treasury	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2024	61,688	6	–	–	–	–	768,473	78

Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Common stock subscribed	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Accrued Series H preferred stock cash dividends	–	–	–	–	–	–	–	–
Warrants issued for services	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at June 30, 2024	61,688	$6	–	$–	–	$–	768,473	$78

	Series E Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2024	61,688	$6	–	$–	–	$–	–	$–
Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–	–	–
Common stock exchanged for investment	–	–	–	–	–	–	–	–
Common stock issued for warrant conversion	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2025	61,688	6	–	–	–	–	–	–

Common stock issued for services	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	–	–
Common stock issued for original issue debt discount	–	–	–	–	–	–	–	–
Common stock issued for future equity sale	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, June 30, 2025	61,688	$6	–	$–	–	$–	–	$–

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2025 and 2024 (Continued)

	Series AAA Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Treasury Shares		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Equity
Balance, at December 31, 2023	31,413	$3	3,994,926	$400	$220,598,180	$–	2,500	$(1,350,000)	$(217,040,339)	$2,208,328
Common stock issued for services	–	–	118,000	12	64,988	–	–	–	–	65,000
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	1,123,334	112	399,888	–	–	–	–	400,000
Accrued Series H Preferred Stock cash dividends	–	–	–	–	(46,108)	–	–	–	–	(46,108)
Repurchase of common stock held in Treasury	–	–	–	–	–	–	17	(6)	–	(6)
Stock based compensation	–	–	–	–	234	–	–	–	–	234
Net Loss	–	–	–	–	–	–	–	–	(1,042,260)	(1,042,260)
Balance, at March 31, 2024	31,413	3	5,236,260	524	221,017,182	–	2,517	(1,350,006)	(218,082,599)	1,585,188

Common stock issued for services	–	–	39,754	4	24,031	–	–	–	–	24,035
Common stock issued for cash	–	–	2,124,000	213	1,061,787	–	–	–	–	1,062,000
Common stock subscribed	–		200,000	20	99,980	(100,000)	–	–	–	–
Stock based compensation	–	–	–	–	941	–	–	–	–	941
Accrued Series H preferred stock cash dividends	–	–	–	–	(46,108)	–	–	–	–	(46,108)
Warrants issued for services	–	–	–	–	171,800	–	–	–	–	171,800
Net Loss	–	–	–	–	–	–	–	–	(745,147)	(745,147)
Balance, at June 30, 2024	31,413	$3	7,600,014	$761	$222,329,613	$(100,000)	2,517	$(1,350,006)	$(218,827,746)	$2,052,709

Mobiquity Technologies, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2025 and 2024 (Continued)

	Series AAA Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Treasury Shares		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Equity
Balance, at December 31, 2024	31,413	$3	18,721,240	$1,872	$230,266,097	$–	2,517	$(1,350,006)	$(225,633,521)	$3,284,451
Common stock issued for services	–	–	401,498	40	1,100,990	–	–	–	–	1,101,030
Common stock issued for cash	–	–	432,571	43	569,457	–	–	–	–	569,500
Stock based compensation	–	–	–	–	230	–	–	–	–	230
Note payable conversion to common stock	–	–	17,143	2	29,998	–	–	–	–	30,000
Common stock exchanged for investment	–	–	127,230	13	500,001	–	–	–	–	500,014
Common stock issued for warrant conversion	–	–	276,941	29	(29)	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	(2,295,987)	(2,295,987)
Balance, at March 31, 2025	31,413	3	19,976,623	1,999	232,466,744	–	2,517	(1,350,006)	(227,929,508)	3,189,238

Common stock issued for services	–	–	3,465	–	6,178	–	–	–	–	6,178
Common stock issued for cash	–	–	1,227,500	122	1,219,878	–	–	–	–	1,220,000
Common stock issued for original issue debt discount	–	–	34,286	3	82,283	–	–	–	–	82,286
Common stock issued for future equity sale	–	–	100,000	10	154,990	–	–	–	–	155,000
Net loss	–	–	–	–	–	–	–	–	(2,168,849)	(2,168,849)
Balance, June 30, 2025	31,413	$3	21,341,874	$2,134	$233,930,073	$–	2,517	$(1,350,006)	$(230,098,357)	$2,483,853

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

	2025	2024

Cash flows from operating activities:
Net loss	$(4,464,836)	$(1,787,407)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,496	670
Provision for credit losses	14,308	43,258
Amortization of intangible assets	–	76,488
Amortization of capitalized software development costs	360,232	86,416
Amortization of debt discount	321,271	147,294
Common stock and warrants issued for services	1,114,633	260,835
Stock-based compensation	230	1,175
Income tax benefit	–	59,324
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(3,176)	(186,482)
(Increase) decrease prepaid expenses and other assets	87,501	(96,652)
Increase (decrease) in accounts payable and accrued expenses	(4,820)	222,524
Increase (decrease) in contract liabilities	–	(163,723)
Net cash used in operating activities	(2,573,161)	(1,336,280)

Cash flows from investing activities
Purchase of property and equipment	(314)	–
Increase in software development costs	–	(974,375)
Net cash used in investing activities	(314)	(974,375)

Cash flows from financing activities
Proceeds from the issuance of debt, net of discounts and debt issuance costs	267,994	876,923
Repayments on long-term debt	(459,871)	(532,642)
Issuance of common stock and pre-funded warrants, net of issuance costs	1,789,500	1,462,000
Repurchase of treasury stock	–	(6)
Net cash provided by financing activities	1,597,623	1,806,275

Net change in cash	(975,852)	(504,380)

Cash - beginning of period	1,159,933	528,272

Cash - end of period	$184,081	$23,892

Supplemental disclosure of cash flow Information
Cash paid for interest	$31,889	$53,067

Supplemental disclosure of non-cash investing and financing activities:
Accrual of Series H Preferred stock dividends	$–	$92,216
Common stock subscription receivable	$–	$100,000
Common stock issued in exchange for equity investment	$500,014	$–
Note payable issued as settlement for accounts payable	$24,000	$–
Note payable conversion to common stock	$30,000	$–
Common stock issued for original issue debt discount	$93,494	$–
Common stock issued as compensation under services agreement	$1,096,000	$–
Common stock issued for future equity sale	$155,000	$–

See accompanying notes to the consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2025, the Company had:

•	Net loss of $4,464,836 and
•	Net cash used in operations was $2,573,161

Additionally, at June 30, 2025, the Company had:

•	Accumulated deficit of $230,098,357
•	Stockholders’ equity of $2,483,853, and
•	Working capital deficit of $2,196,591.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $184,081 at June 30, 2025.

The Company has incurred significant losses since its inception in 1998 and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the year ended December 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (U.S. GAAP) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 7, 2025.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, investment, accounts payable and accrued expenses, accrued interest – related party, and contract liabilities. On June 30, 2025, and December 31, 2024, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company.

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

On June 30, 2025, and December 31, 2024, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. On June 30, 2025, and December 31, 2024, the Company did not experience any losses on cash balances in excess of FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows.

For the quarters ended June 30, 2025, and 2024, sales of our products to three customers and three customers generated approximately 96% and 54% of our revenues, respectively. For the six months ended June 30, 2025, and 2024, sales of our products to three customers generated approximately 85% and 74% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on the results of operations and financial condition.

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

Accounts receivable represents customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Three of our customers combined accounted for approximately 81% of the outstanding gross accounts receivable at June 30, 2025.

The Company had accounts receivable, net, of $36,784, $47,916, and $34,628 at June 30, 2025, December 31, 2024, and January 1, 2024, respectively.

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

The allowance for credit losses for accounts receivable and the related activity, for the six months ended June 30, 2025, is as follows:

Balance, December 31, 2024	$79,832
Provision for credit losses	48,760
Write-off of previously reserved account balances	–
Balance, June 30, 2025	$128,592

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

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was recognized by the Company for the three months and six months ended June 30, 2025, and 2024.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of June 30, 2025, and December 31, 2024. No impairment of goodwill was recognized by the Company during the six months ended June 30, 2025, or fiscal 2024.

Intangible Assets

In December 2018, the Company acquired most of its intangible assets through its acquisition of Advangelists LLC, which included customer relationships and the ATOS platform technology. The Company amortizes its identifiable definite-lived intangible assets over an estimated period of 5 years.

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

Terms of financial instruments are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each reporting period, with any increase or decrease in the fair value being recorded in the results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. As of June 30, 2025, and December 31, 2024, the Company had no derivative instruments outstanding.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discounts and amortized to interest expense in the consolidated statement of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the three months ended June 30, 2025, and 2024, the Company recognized $180,989 and $53,351 of interest expense, respectively, associated with the amortization of debt discounts on debt outstanding during the periods. For the six months ended June 30, 2025, and 2024, the Company recognized $321,271 and $147,294 of interest expense, respectively, associated with the amortization of debt discounts on debt outstanding during the periods. Unamortized debt discounts remaining at June 30, 2025, were approximately $207,000 and are expected to be fully amortized during the next twelve months. See Note 4 regarding the accounting for debt discounts and debt issuance costs.

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

Determine the transaction price.

The transaction price is determined based on the consideration of which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts outstanding at June 30, 2025, or December 31, 2024, contained a significant financing component or variable consideration terms.

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

All revenues recognized were derived from internet advertising for the three months and six months ended June 30, 2025, and 2024.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of June 30, 2025, and December 31, 2024, there were $25,486, and as of January 1, 2024, there were $195,135 in contract liabilities outstanding. Contract liabilities are expected to be recognized as revenue within the year following their respective period end.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations. Advertising costs were insignificant for the periods ending June 30, 2025, and 2024.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2025, and December 31, 2024, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the periods ended June 30, 2025, and 2024. Open tax years, subject to examination by the Internal Revenue Service, generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdiction generally remain open for up to four years from the filing date.

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

NOTE 3: INTANGIBLE ASSETS AND SOFTWARE DEVELOPMENT COSTS

The Company’s definite-lived intangible assets consist of a customer relationship asset acquired through the Advangelists, LLC acquisition in 2018, and capitalized software development costs. The intangible assets are being amortized over their estimated useful lives of five years. The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are also reviewed for impairment or obsolescence when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company’s customer relationship intangible asset was fully amortized at December 31, 2024.

	Useful Life	June 30, 2025	December 31, 2024

Software development costs	5 years	$3,602,328	$3,602,328
Less accumulated amortization		(777,998)	(417,766)
Net carrying value, software development costs		$2,824,330	$3,184,562

During the three and six months ending June 30, 2025, and 2024, the Company recognized $180,116 and $62,333, and $360,232 and $162,904, in amortization expense, respectively, related to intangible assets, which are included in general and administrative expenses on the accompanying consolidated statements of operations.

As of June 30, 2025, the Company has capitalized a total of approximately $3,600,000 of costs associated with the development of its new software enhancements, referred to as ATOS4P and AdHere. The Company ceased capitalizing costs, and commenced marketing its ATOS4P enhancement to the public, during the third quarter of 2024. The Company commenced amortization of the costs associated with the AdHere technology in the second quarter of 2024, when the product was available to the general public.

Future amortization of approximately $2,824,000 in unamortized software development costs, by fiscal year, at June 30, 2025, is as follows:

Software Development Costs
Remainder of 2025	$360,000
2026	720,000
2027	720,000
2028	720,000
2029	304,000
Total	$2,824,000

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

On December 30, 2024, the Salkind June 2024 Loan and July 2024 Salkind loans were converted into shares of the Company’s common stock at a rate of $0.50 per share. A total of $250,000 in debt principal and $11,500 in Original Issue Discount was converted into a total of 523,000 shares of common stock, in full settlement of debt outstanding to Dr. Salkind and his son. The Company recognized $11,500 in interest expense under the loans related to amortization of the OID for the year ended December 31, 2024.

Related Party - Other Loans

During the quarter ended March 31, 2025, the Company entered into a Loan Agreement with its corporate attorney (the lender) effectively agreeing to replace $24,000 in trade payables into a demand promissory note, which included $6,000 in OID. The Loan Agreement included a conversion feature, at the sole option of the lender, to convert the outstanding obligations into shares of the Company’s restricted common stock at a conversion price of $1.75. In February 2025, the lender agreed to convert the loan principal and original issue discount into 17,143 shares of common stock in full settlement of the Loan Agreement.

April 2025 Loan Agreement

On March 31, 2025, the Company entered into a $150,000 Loan Agreement and Convertible Note, which was funded and recorded in April 2025. The loan matures on September 30, 2025, and was issued with an OID consisting of 34,286 shares of the Company’s common stock, valued at $82,286. The Company recognized approximately $41,000 in interest expense associated with the amortization of the OID for the quarter ended June 30, 2025. The loan is to be fully settled with the issuance of restricted shares of the Company’s common stock through an automatic conversion on the maturity date, if not converted sooner at the option of the lender, at a conversion price of $1.75 per share.

Merchant Agreements

In September 2024, the Company entered into an agreement for the purchase and sale of future receivables (September 2024 Merchant Agreement) with a financial institution in exchange for $250,000 in funding (the September 2024 Purchase Price), of which $98,699 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the April 2024 Merchant Agreement funding discussed above. The September 2024 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $342,250 is paid. In connection with the September 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 1,993 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,560, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The principal remaining outstanding on the September 2024 Merchant Agreement at December 31, 2024, was approximately $172,000, net of unamortized debt discount of approximately $52,000. The balance of the Merchant Agreement funding was repaid in full in March 2025. The Company recognized approximately $26,000 and $52,000 in interest expense associated with the amortization of the debt discount under this agreement for the three and six months ended June 30, 2025, respectively, and approximately $52,000 for the year ended December 31, 2024.

In December 2024, the Company entered into an agreement for the purchase and sale of future receivables (December 2024 Merchant Agreement) with a financial institution in exchange for $232,000 in funding (the December 2024 Purchase Price), of which $95,669 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the August 2024 Merchant Agreement funding discussed above. The December 2024 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $317,600 is paid. In connection with the December 2024 Merchant Agreement, and as additional consideration, the Company agreed to issue 1,484 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,363, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The principal remaining outstanding on the December 2024 Merchant Agreement at December 31, 2024, was approximately $220,000, net of unamortized debt discount of approximately $97,000, and was paid in full in June 2025. The amortization on the debt discount on this agreement was approximately $43,000 and $97,000 for the three and six months ended June 30, 2025, and de minimis for the year ended December 31, 2024.

On February 28, 2025, the Company entered into an agreement for the purchase and sale of future receivables (February 2025 Merchant Agreement) with a financial institution in exchange for $260,000 in funding (the February 2025 Purchase Price), of which approximately $101,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the September 2024 Merchant Agreement funding discussed above. The February 2025 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $354,000 is paid. In connection with the February 2025 Merchant Agreement, and as additional consideration, the Company issued 1,498 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $5,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The balance of February 2025 Merchant Agreement funding is expected to be repaid in full by the end of 2025. The principal remaining outstanding on the February 2025 Merchant Agreement was approximately $203,000, and the unamortized debt discount was approximately $43,000, at June 30, 2025. The Company recognized approximately $18,000 and $64,000 in interest expense associated with the amortization of the debt discount for the three and six months ended June 30, 2025, respectively.

On May 30, 2025, the Company entered into an agreement for the purchase and sale of future receivables (May 2025 Merchant Agreement) with a financial institution in exchange for $268,500 in funding (the May 2025 Purchase Price), of which approximately $100,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the December 2024 Merchant Agreement funding discussed above. The May 2025 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $365,000 is paid. In connection with the May 2025 Merchant Agreement, and as additional consideration, the Company issued 3,465 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $6,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date of the Merchant Agreement. The balance of the May 2025 Merchant Agreement funding is expected to be repaid in full within twelve months of the funding date. The principal remaining outstanding on the May 2025 Merchant Agreement was approximately $331,000, and the unamortized debt discount was approximately $94,000, at June 30, 2025. The Company recognized approximately $18,000 in interest expense associated with the amortization of the debt discount for the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2025, and 2024, the Company recognized a total of approximately $118,000 and $231,307, and $21,000 and $73,000, respectively, in interest expense associated with the amortization of the debt discounts on the 2025 and 2024 Merchant Agreements discussed above.

Other Promissory Notes

In March 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount (OID) of $16,500 (March 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024, through the maturity date of January 15, 2025. In addition to the OID, the Company paid $8,150 in issuance costs associated with the 2024 March Promissory Note and recorded a debt discount totaling $24,650 which is being amortized over the repayment period of the principal through interest expense. The Company recognized approximately $1,000 in interest expense for the three and six months ended June 30, 2025, and approximately $1,000 and $8,000 in interest expense for the three and six months ended June 30, 2024, respectively, associated with amortization of the debt discount on the March 2024 Promissory Note. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2024 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2024 Promissory Note. All outstanding obligations under the March 2024 Promissory Note were settled in full during the quarter ended March 31, 2025.

In April 2024, the Company issued a promissory note in the principal amount of $96,000 with an Original Issue Discount of $16,000 (April 2024 Promissory Note). Interest is charged on the principal at 15% upon issuance of the April 2024 Promissory Note, totaling $14,400, and is payable, along with principal, in ten individual payments of $11,040 commencing May 30, 2024, through the maturity date of June 30, 2025. The Company recognized approximately $6,000 in interest expense for the three and six months ended June 30, 2025, and $18,000 in interest expense for the three and six months ended June 30, 2024, associated with amortization of the debt discount on the April 2024 Promissory Note. Solely upon an event of default, and at the option of the holder of the April 2024 Promissory Note, all amounts outstanding under the April 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the April 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the April 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. All remaining outstanding obligations under the April 2024 Promissory Note were settled in full during the quarter ended March 31, 2025.

In September 2024, the Company issued a promissory note in the principal amount of $98,900 with an Original Issue Discount of $20,300 (September 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the September 2024 Promissory Note, totaling $15,406, and is payable, along with principal as follows: $56,373 due March 15, 2025, $14,093 due on each of April 15, 2025, and August 15, 2025, and $14,874 due on June 15, 2025, and on the maturity date of July 15, 2025. The Company recognized approximately $14,000 and $16,000 in interest expense for the three and six months ended June 30, 2025, respectively, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the September 2024 Promissory Note, all amounts outstanding under the September 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the September 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the September 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. Approximately $14,000 of principal and unamortized OID of approximately $4,000 remain outstanding at June 30, 2025.

In December 2024, the Company issued a promissory note in the principal amount of $132,250 with an Original Issue Discount of $24,450 (December 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the December 2024 Promissory Note, totaling $18,515, and is payable, along with principal as follows: $75,383 due June 15, 2025, $18,846 due on each of July 15, 2025, August 15, 2025, September 15, 2025, and October 15, 2025 (the Maturity Date). The Company recognized approximately $7,000 and $15,000 in interest expense for the three and six months ended June 30, 2025, respectively, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the December 2024 Promissory Note, all amounts outstanding under the December 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the December 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the December 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. Approximately $65,000 of principal and $9,000 of unamortized OID remain outstanding at June 30, 2025.

In March 2025, the Company issued a promissory note in the principal amount of $62,060 with an Original Issue Discount (OID) of $8,560 (March 2025 Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the March 2025 Promissory Note One. The Company recognized approximately $3,000 in interest expense for the three and six months ended June 30, 2025. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2025 Promissory Note One are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2025 Promissory Note One shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note One. Approximately $43,000 of principal and $10,000 of unamortized OID remain outstanding at June 30, 2025.

Also in March 2025, the Company issued a convertible promissory note in the principal amount of $103,750 (March 2025 Promissory Note Two). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of March 15, 2026. The Company paid $7,900 in issuance costs associated with the March 2025 Promissory Note Two. The Company recognized approximately $2,000 in interest expense for the three and six months ended June 30, 2025. Solely at the option of the holder, and from the period 180 days from the date of the Note through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of general default, all outstanding obligations under the March 2025 Promissory Note Two shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note Two. During the 180-day period commencing on the effective date of the promissory note, the Company may prepay the principal plus a pre-payment fee of up to 125% of the outstanding principal balance, plus interest. A fee of $1,500 will be charged a maximum of six times upon each conversion of at least $15,000 of combined principal and interest. All principal and approximately $5,000 of unamortized OID remain outstanding at June 30, 2025.

On March 31, 2025, the Company entered into a $150,000 Loan Agreement and Convertible Note, which was funded and recorded in April 2025. The loan matures on September 30, 2025 (Maturity Date), and was issued with an Original Issue Discount consisting of 34,286 shares of the Company’s common stock, valued at $82,286. The Company recognized approximately $41,000 in interest expense for the three and six months ended June 30, 2025 associated with the amortization of the Original Issue Discount. The loan is to be fully settled with the issuance of restricted shares of the Company’s common stock through an automatic conversion on the Maturity Date, if not converted sooner at the option of the lender, at a conversion price of $1.75 per share.

In August 2024, the Company entered into a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual premium related to the D&O insurance policy. The total amount financed was $112,500 and incurs interest at a rate of 8.14% per annum, with nine monthly payments of principal and interest of $12,928 through May 2025. There are no remaining premium payments due under this financing arrangement at June 30, 2025.

The following is a summary of debt outstanding at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Merchant Agreements	$534,076	$541,972
Other Promissory Notes	376,607	332,796
Total debt	910,683	874,768
Less: Unamortized debt discounts	(206,868)	(200,853)
Current portion of debt	$703,815	$673,915

The weighted average interest rate on short term borrowings outstanding at June 30, 2025, and December 31, 2024, was 82% and 46%, respectively.

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

Issuance of Common Stock for Services

In December 2023, the Company entered a one-year consulting contract with an unrelated party. In accordance with the contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. In addition, the consultant is to receive monthly cash payments of $12,500 over the term of the agreement. The value of the signing bonus, shares of restricted common stock, and warrants, totaling $64,000, was recorded as a prepaid asset on the accompanying consolidated balance sheet and is being amortized through general and administrative expenses over the one-year term of the agreement. For the quarter ended March 31, 2024, the Company recognized $16,000 of expense associated with amortization of the prepaid asset. The remaining balance of the prepaid asset was fully amortized through December 31, 2024. During the quarter ended March 31, 2025, the 200,000 warrant shares were exercised on cashless basis resulting in the issuance of 189,664 common shares.

During the year ended December 31, 2024, the Company issued a total of 154,000 shares of common stock in full settlement of vendor payables previously outstanding, totaling $83,000. The Company also issued a total of 46,010 and 4,963 shares of common stock for the year ended December 31, 2024, and period ended June 30, 2025, respectively, as service fees in conjunction with the Merchant Agreements described in Note 4. The total value of the shares issued equaled $41,015 and $11,208 for the year ended December 31, 2024 and period ended June 30, 2025, respectively.

Effective January 15, 2025, the Company entered into a Consulting Services Agreement with a third-party consultant, with a service term of one year. Compensation under the agreement includes a monthly cash fee of $12,500 and 400,000 shares of the Company’s restricted common stock, issued upon signing of the agreement. The total value of the common stock issued was equal to $1,096,000 based on the $2.74 per share market value of the common stock at the effective date of the agreement. The value of the common stock is being amortized straight-line to professional fees expense over the one-year term of the agreement. The Company recognized amortization expense of approximately $274,000 and $502,000 for the three and six months ended June 30, 2025, respectively.

Issuance of Common Stock Warrants for Services

During June 2024, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for twelve months, commencing in June 2024. Compensation under the agreement included an upfront payment of $25,000 in cash, and the issuance of 100,000 common stock warrants, exercisable through June 2027, at an exercise price of $0.50 per share. The consultant also receives a monthly fee of $5,000. The fair value of the warrants at issuance was $171,800, which is being amortized, along with the upfront payment, through general and administrative expense, straight-line, over the twelve-month service period. In September 2024, the Company amended the consulting agreement to increase the monthly cash compensation to $10,000 and to issue additional warrants to purchase a total of 150,000 shares of common stock exercisable over a three-year period. The 150,000 warrant shares consist of 100,000 warrant shares exercisable at $0.50 per share and 50,000 warrant shares exercisable at $1.00 per share through September 10, 2027. The new warrants issued in September 2024 have a fair value of $446,200, which was recorded as a prepaid asset and is being amortized through general and administrative expense, straight-line, over the remaining 10 months of the agreement term. Pertinent inputs used in the fair value model for the above warrants included terms from 2.75 to 3.00 years, risk-free rates of 3.42% to 4.54%, and volatility of 216% to 220%. During the quarter ended March 31, 2025, 100,000 warrant shares were exercised on a cashless basis resulting in the issuance of 87,277 common shares.

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

Issuance of Common Stock for Cash

During the three months ended March 31, 2025, the Company raised a total of $569,500 in cash from various accredited investors in conjunction with common stock subscription and equity agreements, resulting in the issuance of a total of 325,428 shares of common stock at a cash per share price of $1.75. One of the agreements included the issuance of 107,143 in shares issued to the investor as an incentive for the investor to provide potential future equity funding based on certain financial results of the Company acceptable to the investor.

During the three months ended June 30, 2025, the Company raised cash proceeds totalling $1,102,500 from the sale of its common stock at $1.00 per share, resulting in the issuance of 1,102,500 shares of common stock, and excluding the $250,000 cash investment commitment related to the Securities Purchase Agreement dated June 30, 2025, as referenced below. Exemption from registration is claimed under Rule 506 and/or section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with these transactions.

On June 30, 2025, the Company entered into a Purchase Agreement (the “ELOC Purchase Agreement”) with ClearThink Capital Partners, LLC (“ClearThink”). Pursuant to the ELOC Purchase Agreement, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a “Request Notice”), and subject to the other terms and conditions set forth in the ELOC Purchase Agreement, up to an aggregate of $4,000,000 of the Company’s Common Stock. The purchase price of the shares of Common Stock to be purchased under the ELOC Purchase Agreement will be equal to 91% of the three lowest daily volume weighted average prices during a valuation period of eight trading days, beginning seven trading days preceding the draw down or put notice to one trading day commencing on the first trading day following delivery and clearing of the delivered shares. Each purchase under the ELOC Purchase Agreement will be in a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 400% of the average daily trading value of the Common Stock over the ten days preceding the Request Notice date. In addition, pursuant to the ELOC Purchase Agreement, the Company agreed to issue to ClearThink 100,000 restricted shares of the Company’s Common Stock as a “Commitment Fee” and shares of common stock to the Placement Agent, namely, Craft Capital Management, LLC. The total value fair of the 100,000 Commitment Fee shares of $155,000 was capitalized as a deferred offering cost asset and will be applied against equity upon future purchases of common shares pursuant to the ELOC Purchase Agreement. The ELOC Purchase Agreement has a maturity date of 24 months from Commencement Date as defined in the ELOC Purchase Agreement. The issuance of shares to ClearThink are subject to a beneficial ownership limitation so that in no event will shares be issued which would result in ClearThink beneficially owning, together with its affiliates, more than 9.99% of the Company’s outstanding shares of Common Stock.

It is possible that we may not have access to the full amount available to us under the ELOC Purchase Agreement. We have also indemnified ClearThink pursuant to the ELOC Purchase Agreement.

In connection with the ELOC Purchase Agreement, the Company entered into a Registration Rights Agreement with ClearThink under which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the shares of Common Stock issuable under the ELOC Purchase Agreement.

On June 30, 2025, the Company and ClearThink also entered into a Securities Purchase Agreement (the “SPA”) under which ClearThink has agreed to purchase from the Company an aggregate of 250,000 shares of the Company’s restricted Common Stock for a total purchase price of $250,000 in two closings. The first closing occurred on the execution date of the SPA and the second closing occurring on July 30, 2025, with each closing resulting in the issuance of 125,000 shares of common stock and net proceeds of $117,500, inclusive of a $7,500 broker fee. In conjunction with the SPA, and upon the second closing in July 2025, the Company also issued warrants for the issuance of a total of 13,638 shares of the Company’s common stock to the placement agent. The warrants have a 5-year term and are exercisable at $1.10 per share.

Issuance of Common Stock for Warrant Exercise

During the six months ended June 30, 2025, the Company issued a total of 276,941 shares of its common stock upon the cashless exercise of 300,000 warrants, as discussed above.

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

NOTE 6 – STOCK OPTION PLANS AND WARRANTS

Options

During Fiscal 2005, the Company established, and the stockholders approved, an Employee Benefit and Consulting Services Compensation Plan (the “2005 Plan”) for the granting of up to 334 non-statutory and incentive stock options and stock awards to directors, officers, consultants and key employees of the Company. On June 9, 2005, the Board of Directors amended the Plan to increase the number of stock options and awards to be granted under the Plan to 667 shares. During Fiscal 2009, the Company established a plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 667 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 1,667 shares. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 1,667 shares (the “2016 Plan”) and approved moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019 the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 5,000 shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 10,000 shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2021 Plan covers 73,334 shares. The 2021 Plan required stockholder approval by October 13, 2022, to be able to grant incentive stock options under the 2021 Plan. On April 17, 2023, the Board approved a 2023 Equity Participation Plan similar to the Plans described herein, except that this Plan also provides for the grant of Restricted Unit Awards (the “2023 EP Plan”). Under the 2023 EP Plan, which was approved by stockholders on August 15, 2023, a maximum of 166,667 shares may be granted. On December 19, 2023, the Board approved the 2023 Employee Benefit and Consulting Compensation Plan (the “2023 Plan”) identical to the 2018 Plan, except that the 2023 Plan covers 4,000,000 shares (as amended in October 2024). The 2005 Plan, 2009 Plan, 2016 Plan, 2018 Plan, 2019 Plan, 2021 Plan, the 2023 EP Plan, and 2023 Plan are collectively referred to as the “Plans.”

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. No stock options were granted during the quarters ended June 30, 2025, and 2024.

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	3,545,765	$4.97	4.41	$7,171,982
Granted	–	$–	–	$–
Cancelled & expired	(99)	$–	–	$–
Outstanding, June 30, 2025	3,545,666	$4.92	3.91	$2,363,375
Options exercisable, June 30, 2025	3,545,666	$4.92	3.91	$2,363,375

The aggregate intrinsic value of options outstanding and options exercisable on June 30, 2025, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices lower than the $1.55 and $3.38 closing price of the Company’s common stock on June 30, 2025 and December 31, 2024, respectively. Stock-based compensation expense related to stock options was $230 and $460 for the three and six months ended June 30, 2025, respectively, and $234 and $1,175 for the three and six months ended June 30, 2024, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of June 30, 2025, there is no unamortized compensation cost outstanding related to unvested stock option awards.

Warrants

On June 3, 2024, the Company entered into a one-year consulting agreement with a non-affiliated entity. The agreement provides for cash compensation of $85,000 (inclusive of a $25,000 signing bonus) to the consultant plus warrants to purchase 100,000 common shares at an exercise price of $0.50 per share through June 30, 2027. In September of 2024 the consultant received an additional 100,000 warrants exercisable at $0.50 and 50,000 warrants exercisable at $1.00 per share. Warrants contain the same terms as exist in the warrants issued in June of 2024. See Note 6 for further discussion. In the quarter ended March 31, 2025, the 100,000 warrants were exercised on cashless basis resulting in the issuance of 87,277 shares.

 On December 5, 2024, the Company issued 100,000 common stock warrants as compensation under a consulting services agreement. The warrants are exercisable at an exercise price of $4.00 per share through December 5, 2027. The per share fair value of the warrants at grant date was $3.84.

No common stock warrants were issued for the six months ended June 30, 2025.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	1,003,358	$38.67	2.90	$930,500
Granted	–	$–	–	$–
Exercised	(300,000)	$3.36	–	$–
Cancelled & expired	(328)	$–	–	$–
Outstanding, June 30, 2025	703,030	$54.72	2.71	$132,500

The aggregate intrinsic value of warrants outstanding and exercisable on June 30, 2025, is calculated as the difference between the exercise price of the underlying warrant and the market price of the Company’s common stock for the shares that had exercise prices lower than the $1.55 and $3.38 closing price of the Company’s common stock on June 30, 2025 and December 31, 2024, respectively.

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

The following potentially dilutive equity securities outstanding as of June 30, 2025, and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Stock options	3,545,666	3,545,764
Warrants	703,030	1,003,358
Series AAA preferred stock	314,124	314,124
Series E preferred stock	10,281	10,281
Total common stock equivalents	4,573,101	4,873,527

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

The following table presents information about the Company’s services segment, including revenues, segment profit or loss before income taxes, and significant segment expenses for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$31,108	$266,892	$43,721	$530,174

Less: cost of revenues	170	184,125	31,638	395,394

Gross profit (loss)	30,938	82,767	12,083	134,780

Less: other expenses
Professional fees	973,116	298,553	2,132,048	570,618
Salaries	482,100	308,506	949,245	603,089
Technology	189,851	284,898	375,301	524,844
Amortization	180,117	62,331	360,233	162,906
Interest expense	207,706	113,785	358,248	170,872
Other segment items	98,089	49,758	174,741	148,607
Insurance	62,236	47,851	117,297	87,434
Licenses and permits	6,579	24,236	9,592	48,098
Stock-based compensation	–	941	230	1,175
Commissions	–	27,236	–	59,116
Other income	(7)	(390,647)	(16)	(395,248)
Segment net loss and consolidated net loss before income taxes	$(2,168,849)	$(745,147)	(4,464,836)	$(1,846,731

NOTE 10 – SUBSEQUENT EVENTS

In July 2025, the Company issued a convertible promissory note in the principal amount of $156,000 (July 2025 Promissory Note). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of April 30, 2026. The Company paid $12,000 in issuance costs associated with the July 2025 Promissory Note. Solely at the option of the holder, and from the period 180 days from the date of the Note through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the July 2025 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of general default, all outstanding obligations under the July 2025 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the July 2025 Promissory Note. During the 180-day period commencing on the effective date of the July 2025 Promissory Note, the Company may prepay the principal plus a pre-payment fee of up to 125% of the outstanding principal balance, plus interest. A fee of $1,500 will be charged a maximum of six times upon each conversion of at least $15,000 of combined principal and interest.

In July 2025, the Company issued a convertible promissory note in the principal amount of $258,750 (Second July 2025 Promissory Note), including Original Issue Discount (OID) of $33,750. The Second July 2025 Promissory Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the Closing Date. Principal and OID on the Second July 2025 Promissory Note is payable in cash as follows (i) $142,312 on January 16, 2026 and (ii) five monthly payments of $23,719 commencing on February 17, 2026 through June 17, 2026. The Company paid approximately $18,000 in issuance costs associated with the Second July 2025 Promissory Note. Solely at the option of the holder, and commencing on the earlier of (i) the date that an Event of Default occurs or (ii) the date the Company fails to pay amounts payable under the repayment terms of the Second July 2025 Promissory Note, all amounts outstanding under the Second July 2025 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of nonpayment of amounts due and payable under the Second July 2025 Promissory Note, all outstanding obligations shall bear interest at the rate of the lessor of (i) 22% per annum and (ii) the maximum amount permitted by law, from the due date thereof until said amounts are paid. The Company may prepay the principal at any time without penalty. A fee of $1,750 will be charged on each conversion up to a maximum of $10,500.

During July 2025, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for three months, commencing in July 2025 (extendable for an additional two quarters with the continuing payment of $10,000 per month). Compensation under the agreement included an upfront payment of $25,000 in cash, $10,000 per month and the issuance of 40,000 shares of restricted common stock and common stock warrants to purchase 50,000 shares, exercisable a $1.00 per share through July 2028. The fair value of the warrants at issuance was $71,450, which is being amortized, along with the upfront payment, through general and administrative expense, straight-line, over the three-month service period.

Between July 1, 2025, and August 7, 2025, the Company raised cash proceeds of $440,000 from the sale of its common stock at $1.00 per share, resulting in the issuance of 440,000 shares of common stock, not including the $250,000 cash investment commitment entered into through a Securities Purchase Agreement dated June 30, 2025 referenced above which funds were received in July 2025. Exemption from registration is claimed under Rule 506 and/or section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with the issuance of the aforesaid 440,000 common shares.

Enactment of Federal Tax Legislation

On July 2, 2025, subsequent to the end of the reporting period, the U.S. federal government enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. Key provisions include:

•	A reduction in the federal corporate income tax rate from 21% to 19%, effective for tax years beginning after January 1, 2026;
•	Limitations on the deductibility of certain interest and R&D expenses;
•	Modifications to the the foreign-derived intangible income (“FDII”) and global intangible low-taxed income (“GILTI”) regimes.

The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities. Because the enactment occurred after the end of the reporting period and before issuance of these financial statements, the effects have not been recognized in the accompanying consolidated financial statements as of and for the periods ended June 30, 2025, consistent with ASC 740 and ASC 855.

The Company expects the corporate rate reduction to have a limited impact on its effective tax rate beginning in fiscal 2026. However, remeasurement of deferred tax balances and the application of new limitations may result in non-cash tax charges in future periods. The Company will continue evaluating the impact and recognize any required adjustments in the period of enactment.

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

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements include the accounts of Mobiquity Technologies, Inc. (the “Company”) and its wholly owned subsidiaries.

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

Our Opportunity

In February 2025, the Company completed a expansion of its strategic alliance with Context Networks, Inc. (Context), a private company offering a programmatic advertising platform that leverages private blockchain technology to deliver advertising solutions for the gaming industry. By combining Context’s innovation in gaming-specific advertising with Mobiquity’s expertise in geo-targeted advertising, we’re creating a first-of-its-kind platform delivering ads to slot machines in real-time Slot machine advertising technology now live with River City Amusements, beginning of a broader rollout, introducing an omni-channel ad ecosystem within casino environments (table games, card rooms, digital signage, hospitality, and the like).

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

In February 2025, the Company issued 127,230 shares of its restricted common stock in exchange for 274,725 shares of Context’s restricted common stock. The value of the shares issued was based on the Company’s market value of its common stock at the effective date of the exchange, $3.93 per share. This agreement establishes minority ownership stakes in each other, reinforcing their shared vision for innovation in casino advertising technology and the growing market for targeted, data-driven direct marketing and advertising solutions in gaming environments.

As a result of our relationship with Context, we are now focused on developing a gateway into Casinos, Gaming, Big Data, AI and AdTech through our relationship with Context Networks and partnerships like River City Amusements. We are in the process of delivering next-generation advertising experiences inside real-world venues across the U.S.

In August 2025, the Company launched CMOne, an AI-powered marketing platform, used in conjunction with its current platform, providing small and medium-sized businesses with enterprise-grade marketing capabilities to compete more effectively in their respective markets.

1. Strong Footprint in Casinos and Gaming Venues

We are powering digital advertising directly on gaming machines and digital signage within casinos, taverns, and amusement venues.

1.	In partnership with Context Networks and River City Amusements, we have helped to launch in-venue advertising across Wisconsin taverns and restaurants.
2.	These ad units are integrated into slot machines and gaming displays, delivering dynamic and monetizable content while players are engaged. This direct access to in-venue screens gives us a unique channel for brand exposure in an industry with very little traditional advertising.

2. Big Data-Driven Targeting

Our platforms are built to gather, segment, and apply audience data to optimize campaign delivery. Whether it's geo-targeting customers by ZIP code or tracking user behavior across campaigns, we help advertisers fine-tune messages with measurable return on investment. This allows:

1.	Local businesses to run highly relevant, localized promotions,
2.	National brands to tap into high-traffic, high-engagement entertainment environments, and
3.	Campaign performance tracking across venues

3. Expanding Retail Media Footprint

The initial Wisconsin deployment with River City Amusements spans 38 venues with over 150 digital screens. That number is expected to grow to over 70 venues with more than 340 screens—and counting. This expansion is expected to transform underutilized digital screens in restaurants, bars, and amusement centers into revenue-generating ad inventory, representing a new wave of retail media—offering programmatic-style efficiency in real-world environments.

4. AdTech Infrastructure for the Real World

We provide a full-stack advertising solution consisting of the following:

1.	Dynamic creative delivery based on context (location, time of day, event triggers),
2.	Cross-channel extensions including mobile and connected TV (CTV), and
3.	Measurement and analytics to optimize campaign performance.

Unlike typical digital advertising, which depends solely online, we bring the power of digital targeting and measurement into physical spaces where consumers spend time and money.

5. A Convergence of High-Growth Sectors

We are at the intersection of four fast-moving industries:

Sector	Mobiquity's Strategic Role
Casino/Slots Gaming	First to deploy ad units directly on gaming machines
AI & Big Data	Uses consumer behavior insights to enhance targeting and delivery
AdTech	Provides a tech stack for campaign delivery, measurement, and scale
Retail Media	Converts real-world entertainment venues into monetized ad space

We are helping to transform how advertising reaches consumers in high-engagement environments like casinos, bars, and gaming venues. With a rapidly expanding footprint and a data-driven advertising model, we have access to multiple growth markets through a single public company.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On June 30, 2025, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2025, contained a significant financing component or variable consideration terms.

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

Results of Operations

Quarter Ended June 30, 2025, Compared to Quarter Ended June 30, 2024

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	June 30, 2025	June 30, 2024
Revenues	$31,108	$266,892
Cost of revenues	170	184,125
Gross profit	30,938	82,767
Total operating expenses	1,990,416	1,104,776
Loss from operations	$(1,959,478)	$(1,022,009)

We generated revenues of $31,108 for the three months ended June 30, 2025, compared to $266,892 during the same period in 2024, representing a decrease of $235,784. The decrease is primarily attributable to the absence of political advertising revenue that was realized during the 2024 period, as well as a strategic shift in the Company’s focus toward initiatives expected to generate long-term growth. In particular, the Company has been preparing for the anticipated launch of its strategic alliance with Context Networks, which is expected to commence in the third quarter of 2025.

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

In August 2025, the Company launched CMOne, an AI-powered marketing platform, used in conjunction with its current platform, providing small and medium-sized businesses with enterprise-grade marketing capabilities to compete more effectively in their respective markets.

In addition to the Context strategic alliance and launch of CMOne, the Company has also developed several new features and enhancements to its advertising platform, which we believe will contribute to increased revenue opportunities. During this transition period, we expect limited near-term revenue as we invest in additional product deployment, market adoption, and strategic relationships. This short-term revenue gap reflects a deliberate focus on building scalable, recurring and sustainable revenue streams. We anticipate initial monetization beginning in Q3 2025, with growth expected to accelerate on a quarter-over-quarter basis as these initiatives gain traction.

The cost of revenues was $170 or 0.5% of revenues in the second quarter of 2025 as compared to $184,125 or 69% of revenues in for the same period of 2024. Cost of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $30,938, or 99% of revenues for the second quarter of 2025 as compared to $82,767 in the same period of 2024 or 31% of revenues.

Operating expenses were $1,990,416 for the second quarter of 2025 compared to $1,104,776 in the prior year, an increase of $885,640. The increase in operating costs was primarily related to a non-cash increase in professional fees of approximately $675,000, amortization of $118,000 and salaries of $174,000, offset by reductions in computer support and technology of approximately $95,000 and license fees of $18,000.

The loss from operations for the second quarter of 2025 was $1,959,478 as compared to $1,022,009 for the prior year. Our loss from operations increased by approximately $937,469, driven primarily by the increase in operating expenses discussed above. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Six Months Ended
	June 30, 2025	June 30, 2024
Revenues	$43,721	$530,174
Cost of revenues	31,638	395,394
Gross profit	12,083	134,780
Total operating expenses	4,117,015	2,205,887
Loss from operations	$(4,104,932)	$(2,071,107)

We generated revenues of $43,721 for the six months ended June 30, 2025, compared to $530,174 during the same period in 2024, representing a decrease of $486,453. The decrease is primarily attributable to the absence of political advertising revenue that was realized during the 2024 period, as well as a strategic shift in the Company’s focus toward initiatives expected to generate long-term growth. In particular, the Company has been preparing for the anticipated launch of its strategic alliance with Context Networks, which is expected to commence in the third quarter of 2025.

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

In August 2025, the Company launched CMOne, an AI-powered marketing platform, used in conjunction with its current platform, providing small and medium-sized businesses with enterprise-grade marketing capabilities to compete more effectively in their respective markets.

In addition to the Context strategic alliance and launch of CMOne, the Company has also developed several new features and enhancements to its advertising platform, which we believe will contribute to increased revenue opportunities. During this transition period, we expect limited near-term revenue as we invest in additional product deployment, market adoption, and strategic relationships. This short-term revenue gap reflects a deliberate focus on building scalable, recurring and sustainable revenue streams. We anticipate initial monetization beginning in Q3 2025, with growth expected to accelerate on a quarter-over-quarter basis as these initiatives gain traction.

The cost of revenues was $31,638 or 72% of revenues in the first six months of 2025 as compared to $395,394 or 75% of revenues in for the same period of 2024. Cost of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $12,083, or 28% of revenues for the first six months of 2025 as compared to $134,780 in the same period of 2024 or 25% of revenues.

Operating expenses were $4,117,015 for the first six months of 2025 compared to $2,205,887 in the prior year, an increase of $2,178,071. The increase in operating costs was primarily related to a non-cash increase in professional fees of approximately $1,828,000, amortization of $197,000, and salaries of $346,000 with reductions in computer support of approximately $149,000 and license fees of $38,000.

The loss from operations for the first six months of 2025 was $4,371,875 as compared to $1,911,128 for the prior year. Our loss from operations increased by approximately $2,034,000, driven primarily by the increase in operating expenses discussed above. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2024.

The Company had cash of $184,081 at June 30, 2025. Cash used in operating activities for the six months ended June 30, 2025, was $2,573,161. This resulted primarily from a net loss of $4,464,836 offset by amortization of intangibles of $360,232, amortization of debt discount of $321,271, expense related common stock and warrants issued for services of $1,114,633, and a decrease in prepaid expenses and other assets of $87,501. Cash flow provided by financing activities of $1,597,623 resulted primarily from net cash received from common stock issuances of $1,790,000, net proceeds from the issuance of debt $267,994, offset by repayments on notes payable of $459,871.

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

Debt and Equity Transactions

For a description of debt and equity transactions for the fiscal year ended December 31, 2024, and the six months ended June 30, 2025, reference is made to the Notes to the Consolidated Financial Statements described elsewhere herein.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of each fiscal year and quarter. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size.

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

ITEM 1A. RISK FACTORS

Incorporated by reference are the risk factors contained in our Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

(a)	For fiscal 2024 and 2025, we had no sales or issuances of unregistered capital stock, except as described below:

Fiscal 2024 and Fiscal 2025

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2024	Common Stock	5,708,734 shares	Shares sold for cash of $4,026,950	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	200,000 shares	Common stock subscribed	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	225,010 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	7,684,730 shares	Conversion of Series H Preferred stock	Section 3 (a)(9)	Not applicable

2024	Common stock	749,000 shares	Note conversion Conversion of Series H	Section 3 (a)(9)	Not applicable

2024	Common Stock	158,840 shares	Preferred dividends	Section 3 (a)(9)	Not applicable

2025	Common Stock	599,963 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	1,660,071 shares	Shares sold for cash of $1,796,999	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	127,320 shares	Stock issued for Investment	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	17,143 shares	Note conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	276,941 shares	Warrant conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	34,286 shares	Original issue discount	Section 3 (a)(9)	Not applicable

Issuance of Common Stock for Services

In December 2023, the Company entered a one-year consulting contract with an unrelated party. In accordance with the contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. In addition, the consultant is to receive monthly cash payments of $12,500 over the term of the agreement. The value of the signing bonus, shares of restricted common stock, and warrants, totaling $64,000, was recorded as a prepaid asset on the accompanying consolidated balance sheet and is being amortized through general and administrative expenses over the one-year term of the agreement. For the quarter ended March 31, 2024, the Company recognized $16,000 of expense associated with amortization of the prepaid asset. The remaining balance of the prepaid asset was fully amortized through December 31, 2024. During the quarter ended March 31, 2025, the 200,000 warrant shares were exercised on cashless basis resulting in the issuance of 189,664 common shares.

On August 15, 2024, the Company entered into a Business Development Agreement with a non-affiliated entity. The term of the agreement is three months, and the consultant has a choice of $12,500 in cash or 25,000 shares of the Company’s restricted common stock as compensation. The consultant elected to receive 25,000 shares of restricted common stock. The $12,500 fee was recorded as a prepaid asset on the consolidated balance sheet and was amortized through general and administrative expenses over the three-month term ended November 15, 2024.

During the year ended December 31, 2024, the Company issued a total of 154,000 shares of common stock in full settlement of vendor payables previously outstanding, totaling $83,000. The Company also issued a total of 46,010 and 4,963 shares of common stock for the year ended December 31, 2024, and period ended June 30, 2025, respectively, as service fees in conjunction with the Merchant Agreements described in Note 4. The total value of the shares issued equaled $41,015 and $11,208 for the year ended December 31, 2024 and period ended June 30, 2025, respectively.

Effective January 15, 2025, the Company entered into a Consulting Services Agreement with a third-party consultant, with a service term of one year. Compensation under the agreement includes a monthly cash fee of $12,500 and 400,000 shares of the Company’s restricted common stock, issued upon signing of the agreement. The total value of the common stock issued was equal to $1,096,000 based on the $2.74 per share market value of the common stock at the effective date of the agreement. The value of the common stock is being amortized straight-line to professional fees expense over the one-year term of the agreement. The Company recognized amortization expense of approximately $274,000 and $502,000 for the three and six months ended June 30, 2025, respectively.

Issuance of Common Stock Warrants for Services

During June 2024, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for twelve months, commencing in June 2024. Compensation under the agreement included an upfront payment of $25,000 in cash, and the issuance of 100,000 common stock warrants, exercisable through June 2027, at an exercise price of $0.50 per share. The consultant also receives a monthly fee of $5,000. The fair value of the warrants at issuance was $171,800, which is being amortized, along with the upfront payment, through general and administrative expense, straight-line, over the twelve-month service period. In September 2024, the Company amended the consulting agreement to increase the monthly cash compensation to $10,000 and to issue additional warrants to purchase a total of 150,000 shares of common stock exercisable over a three-year period. The 150,000 warrant shares consist of 100,000 warrant shares exercisable at $0.50 per share and 50,000 warrant shares exercisable at $1.00 per share through September 10, 2027. The new warrants issued in September 2024 have a fair value of $446,200, which was recorded as a prepaid asset and is being amortized through general and administrative expense, straight-line, over the remaining 10 months of the agreement term. Pertinent inputs used in the fair value model for the above warrants included terms from 2.75 to 3.00 years, risk-free rates of 3.42% to 4.54%, and volatility of 216% to 220%. During the quarter ended March 31, 2025, 100,000 warrant shares were exercised on a cashless basis resulting in the issuance of 87,277 common shares.

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

During the quarter ended March 31, 2025, the Company raised a total of $569,500 in cash from various accredited investors in conjunction with common stock subscription and equity agreements, resulting in the issuance of a total of 325,428 shares of common stock at a cash per share price of $1.75. One of the agreements included the issuance of 107,143 in shares issued to the investor as an incentive for the investor to provide potential future equity funding based on certain financial results of the Company acceptable to the investor.

Between April 1, 2025, and June 30, 2025, the Company raised cash proceeds of $1,102,500 from the sale of its common stock at $1.00 per share, resulting in the issuance of 1,102,500 shares of common stock. Exemption from registration is claimed under Rule 506 and/or section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with these transactions.

On June 30, 2025, the Company entered into a Purchase Agreement (the “ELOC Purchase Agreement”) with ClearThink Capital Partners, LLC (“ClearThink”). Pursuant to the ELOC Purchase Agreement, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a “Request Notice”), and subject to the other terms and conditions set forth in the ELOC Purchase Agreement, up to an aggregate of $4,000,000 of the Company’s Common Stock. The purchase price of the shares of Common Stock to be purchased under the ELOC Purchase Agreement will be equal to 91% of the three lowest daily volume weighted average prices during a valuation period of eight trading days, beginning seven trading days preceding the draw down or put notice to one trading day commencing on the first trading day following delivery and clearing of the delivered shares. Each purchase under the ELOC Purchase Agreement will be in a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 400% of the average daily trading value of the Common Stock over the ten days preceding the Request Notice date. In addition, pursuant to the ELOC Purchase Agreement, the Company agreed to issue to ClearThink 100,000 restricted shares of the Company’s Common Stock as a “Commitment Fee” and shares of common stock to the Placement Agent, namely, Craft Capital Management, LLC. The total value fair of the 100,000 Commitment Fee shares of $155,000 was capitalized as a deferred offering cost asset and will be applied against equity upon future purchases of common shares pursuant to the ELOC Purchase Agreement. The ELOC Purchase Agreement has a maturity date of 24 months from Commencement Date as defined in the ELOC Purchase Agreement. The issuance of shares to ClearThink are subject to a beneficial ownership limitation so that in no event will shares be issued which would result in ClearThink beneficially owning, together with its affiliates, more than 9.99% of the Company’s outstanding shares of Common Stock.

It is possible that we may not have access to the full amount available to us under the ELOC Purchase Agreement. We have also indemnified ClearThink pursuant to the ELOC Purchase Agreement.

In connection with the ELOC Purchase Agreement, the Company entered into a Registration Rights Agreement with ClearThink under which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the shares of Common Stock issuable under the ELOC Purchase Agreement.

On June 30, 2025, the Company and ClearThink also entered into a Securities Purchase Agreement (the “SPA”) under which ClearThink has agreed to purchase from the Company an aggregate of 250,000 shares of the Company’s restricted Common Stock for a total purchase price of $250,000 in two closings. The first closing occurred on the execution date of the SPA and the second closing occurring on July 30, 2025, with each closing resulting in the issuance of 125,000 shares of common stock and net proceeds of $117,500, inclusive of a $7,500 broker fee. In conjunction with the SPA, the Company also issued warrants for the issuance of a total of 13,638 shares of the Company’s common stock to the placement agent. The warrants have a 5-year term and are exercisable at $1.10 per share.

Issuance of Common Stock for Warrant Exercise

During the six months ended June 30, 2025, the Company issued a total of 276,941 shares of its common stock upon the cashless exercise of 300,000 warrants, as discussed above.

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

On December 30, 2024, the Salkind June 2024 Loan and July 2024 Salkind loans were converted into shares of the Company’s common stock at a rate of $0.50 per share. A total of $250,000 in debt principal and $11,500 in Original Issue Discount was converted into a total of 523,000 shares of common stock, in full settlement of debt outstanding to Dr. Salkind and his son. The Company recognized $11,500 in interest expense under the loans related to amortization of the OID for the year ended December 31, 2024.

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

Loan 3, dated June 2024, is a non-interest-bearing demand loan issued in exchange for the cancellation of $20,000 in invoices outstanding related to legal services performed. Loan 3 included an Original Issue Discount (OID) of $5,000. The $25,000 in principal and OID is payable on demand on or after December 31, 2024, and is also convertible at the option of the lender into the Company’s restricted common stock at a conversion rate of $0.50 per share.

Loan 4, dated June 2024, is a non-interest-bearing demand loan issued in exchange for $37,000 in cash. Loan 4 included an OID of $15,000. The $52,000 in principal and OID is payable on demand at any time on or after December 31, 2024, and is also convertible at the option of the lender into the Company’s restricted common stock at a conversion rate of $0.50 per share.

Loans 5 and 6, dated July 2024, consists of two verbal, non-interest-bearing loans totaling $78,000 in cash to the Company on a short-term basis. Loan 7, dated September 2024, consists of a verbal, non-interest-bearing loan issued in exchange for $75,000 in cash on a short-term basis.

On October 8, 2024, the corporate attorney and the Company entered into a modification to Loans 3, 4, 5, 6, and 7 above which provides the following:

•	Loans 3 and 4 were amended to include a provision that, if the Company elects to prepay the loans, the Company will provide at least five days’ written notice to the debt holder of such intent for prepayment allowing the debt holder the opportunity to convert the debt.
•	Loans 5, 6, and 7, totaling $87,000 in outstanding principal were amended to add a $13,000 OID and a conversion option in which the debt and OID are convertible at any time at a rate of $1.00 per share at the option of the debt holder. In addition, in the event the Company receives additional financing or revenues, the Company shall, by Friday of each week in which such event occurs, notify the debt holder and shall give the debt holder the opportunity to demand immediate payment of at least 15% of such financing and/or revenues received by the Company until Loans 5, 6, and 7 have been paid in full.
•	The parties agree that all repayments of loans by the Company to the debt holder shall first reduce the outstanding principal and OID of Loans 5, 6, and 7.

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

During the quarter ended March 31, 2025, the Company entered into a Loan Agreement with its corporate attorney (the lender) effectively agreeing to replace $24,000 in trade payables into a demand promissory note, which included $6,000 in OID. The Loan Agreement included a conversion feature, at the sole option of the lender, to convert the outstanding obligations into shares of the Company’s restricted common stock at a conversion price of $1.75. In February 2025, the lender agreed to convert the loan principal and original issue discount into 17,143 shares of common stock in full settlement of the Loan Agreement.

April 2025 Loan Agreement

On March 31, 2025, the Company entered into a $150,000 Loan Agreement and Convertible Note, which was funded and recorded in April 2025. The loan matures on September 30, 2025, and was issued with an OID consisting of 34,286 shares of the Company’s common stock, valued at $82,286. The Company recognized approximately $41,000 in interest expense associated with the amortization of the OID for the quarter ended June 30, 2025. The loan is to be fully settled with the issuance of restricted shares of the Company’s common stock through an automatic conversion on the maturity date, if not converted sooner at the option of the lender, at a conversion price of $1.75 per share.

Merchant Agreements

In November 2023, the Company entered into an agreement for the purchase and sale of future receivables (2023 Merchant Agreement) with a financial institution in exchange for $200,000 in funding (the 2023 Purchase Price). The 2023 Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of $272,000 is paid. The Company recorded a debt discount associated with the 2023 Merchant Agreement totaling $72,000 which is being amortized through interest expense over the expected term of the agreement of 170 days. The Company recognized $33,578 in interest expense associated with the amortization of the debt discount for the six months ended June 30, 2024. In connection with the 2023 Merchant Agreement, and as additional consideration, the Company has agreed to issue a total of 16,765 shares of its Common Stock to the financial institution, of which 6,765 were issued in 2024, in an amount equal to 5% of the 2023 Purchase Price, or $10,500, which was recorded as additional debt discount. The number of shares issued is equal to 5% of the 2023 Purchase Price divided by the average closing per share price of the common stock for the previous twenty (20) days from the signed date of the 2023 Merchant Agreement. During April 2024, the total balance of principal and interest payable on the 2023 Merchant Agreement funding of approximately $112,000 was rolled into the April 2024 Merchant Agreement (discussed below) and settled in full. The Company recognized approximately $47,000 in interest expense associated with the amortization of the debt discount under this agreement for the year ended December 31, 2024.

In February 2024, the Company entered into an agreement for the purchase and sale of future receivables (February 2024 Merchant Agreement) with the same financial institution associated with the 2023 Merchant Agreement for the sale of future receivables in exchange for $150,000 in funding (the 2024 Purchase Price), less a $7,500 origination fee. The 2024 Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of approximately $205,350 is paid. The Company recorded a debt discount associated with the February 2024 Merchant Agreement totaling $62,850 which is being amortized through interest expense over the expected term of the agreement of 170 days. In connection with the February 2024 Merchant Agreement, and as additional consideration, the Company agreed to issue 20,135 shares of its Common Stock to the financial institution in an amount equal to 5% of the 2024 Purchase Price, or $7,500, which was recorded as additional debt discount. During August 2024, the total balance of principal and interest payable on the February 2024 Merchant Agreement funding of approximately $69,000 was rolled into the August 2024 Merchant Agreement (discussed below) and settled in full. The Company recognized approximately $63,000 in interest expense associated with the amortization of the debt discount under this agreement for the year ended December 31, 2024.

In April 2024, the Company entered into an agreement for the purchase and sale of future receivables (April 2024 Merchant Agreement) with a financial institution in exchange for $250,000 in funding (the April 2024 Purchase Price) in exchange for $127,000 in cash and full settlement of the November 2023 Merchant Agreement funding discussed above. The April 2024 Purchase Price is to be repaid through daily payments representing 10% of future customer payments on receivables until a total of approximately $342,250 is paid. In connection with the April 2024 Merchant Agreement, and as additional consideration, the Company agreed to issue 12,854 shares of its common stock to the financial institution in an amount equal to 5% of the April 2024 Purchase Price, or $12,500, which was recorded as additional debt discount. The number of shares issued is equal to 5% of the April 2024 Purchase Price divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the signed date of the Merchant Agreement. This agreement superseded the Merchant Agreement executed in November 2023. During September 2024, the total balance of principal and interest payable on the April 2024 Merchant Agreement funding of approximately $139,000 was rolled into the September 2024 Merchant Agreement (discussed below) and settled in full. The Company recognized approximately $103,000 in interest expense associated with the amortization of the debt discount under this agreement for the year ended December 31, 2024.

In August 2024, the Company entered into an agreement for the purchase and sale of future receivables (August 2024 Merchant Agreement) with a financial institution in exchange for $200,000 in funding (the August 2024 Purchase Price), of which $121,147 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the February 2024 Merchant Agreement funding discussed above. The August 2024 Purchase Price is to be repaid through daily payments representing 16% of future customer payments on receivables until a total of approximately $273,800 is paid. In connection with the August 2024 Merchant Agreement, and as additional consideration, the Company agreed to issue 2,779 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $6,057, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. During December 2024, the total balance of principal and interest payable on the August 2024 Merchant Agreement funding of approximately $125,000 was rolled into the December 2024 Merchant Agreement (discussed below) and settled in full. The Company recognized approximately $84,000 in interest expense associated with the amortization of the debt discount under this agreement for the year ended December 31, 2024.

In September 2024, the Company entered into an agreement for the purchase and sale of future receivables (September 2024 Merchant Agreement) with a financial institution in exchange for $250,000 in funding (the September 2024 Purchase Price), of which $98,699 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the April 2024 Merchant Agreement funding discussed above. The September 2024 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $342,250 is paid. In connection with the September 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 1,993 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,560, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The principal remaining outstanding on the September 2024 Merchant Agreement at December 31, 2024, was approximately $172,000, net of unamortized debt discount of approximately $52,000. The balance of the Merchant Agreement funding was repaid in full in 2025. The Company recognized approximately $26,000 and $52,000 in interest expense associated with the amortization of the debt discount under this agreement for the three and six months ended June 30, 2025, respectively, and approximately $52,000 for the year ended December 31, 2024.

In December 2024, the Company entered into an agreement for the purchase and sale of future receivables (December 2024 Merchant Agreement) with a financial institution in exchange for $232,000 in funding (the December 2024 Purchase Price), of which $95,669 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the August 2024 Merchant Agreement funding discussed above. The December 2024 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $317,600 is paid. In connection with the December 2024 Merchant Agreement, and as additional consideration, the Company agreed to issue 1,484 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,363, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The principal remaining outstanding on the December 2024 Merchant Agreement at December 31, 2024, was approximately $220,000, net of unamortized debt discount of approximately $97,000, and was paid in full in 2025. The amortization on the debt discount on this agreement was approximately $43,000 and $97,000 for the three and six months ended June 30, 2025, and de minimis for the year ended December 31, 2024.

On February 28, 2025, the Company entered into an agreement for the purchase and sale of future receivables (February 2025 Merchant Agreement) with a financial institution in exchange for $260,000 in funding (the February 2025 Purchase Price), of which approximately $101,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the September 2024 Merchant Agreement funding discussed above. The February 2025 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $354,000 is paid. In connection with the February 2025 Merchant Agreement, and as additional consideration, the Company issued 1,498 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $5,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The balance of February 2025 Merchant Agreement funding is expected to be repaid in full by the end of 2025. The principal remaining outstanding on the February 2025 Merchant Agreement was approximately $203,000, and the unamortized debt discount was approximately $43,000, at June 30, 2025. The Company recognized approximately $18,000 and $64,000 in interest expense associated with the amortization of the debt discount for the three and six months ended June 30, 2025, respectively.

On May 30, 2025, the Company entered into an agreement for the purchase and sale of future receivables (May 2025 Merchant Agreement) with a financial institution in exchange for $268,500 in funding (the May 2025 Purchase Price), of which approximately $100,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the December 2024 Merchant Agreement funding discussed above. The May 2025 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $365,000 is paid. In connection with the May 2025 Merchant Agreement, and as additional consideration, the Company issued 3,465 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $6,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date of the Merchant Agreement. The balance of the May 2025 Merchant Agreement funding is expected to be repaid in full within twelve months of the funding date. The principal remaining outstanding on the May 2025 Merchant Agreement was approximately $331,000, and the unamortized debt discount was approximately $94,000, at June 30, 2025. The Company recognized approximately $18,000 in interest expense associated with the amortization of the debt discount for the quarter ended June 30, 2025.

For the three ended June 30, 2025, and 2024, the Company recognized a total of approximately $118,000 and $21,000, respectively, in interest expense associated with the amortization of the debt discounts on the 2025 and 2024 Merchant Agreements discussed above, and $231,307 and $73,000, respectively, for the six months ended June 30, 2025 and 2024.

Other Promissory Notes

In March 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount (OID) of $16,500 (March 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024, through the maturity date of January 15, 2025. In addition to the OID, the Company paid $8,150 in issuance costs associated with the 2024 March Promissory Note and recorded a debt discount totaling $24,650 which is being amortized over the repayment period of the principal through interest expense. The Company recognized approximately $1,000 in interest expense for the three and six month periods ended June 30, 2025, and approximately $1,000 and $8,000 in interest expense for the three and six month periods ended June 30, 2024, respectively, associated with amortization of the debt discount on the March 2024 Promissory Note. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2024 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2024 Promissory Note. All outstanding obligations under the March 2024 Promissory Note were settled in full during the quarter ended March 31, 2025.

In April 2024, the Company issued a promissory note in the principal amount of $96,000 with an Original Issue Discount of $16,000 (April 2024 Promissory Note). Interest is charged on the principal at 15% upon issuance of the April 2024 Promissory Note, totaling $14,400, and is payable, along with principal, in ten individual payments of $11,040 commencing May 30, 2024, through the maturity date of June 30, 2025. The Company recognized approximately $6,000 in interest expense for the three and six months ended June 30, 2025, and $18,000 in interest expense for the three and six months ended June 30, 2024, associated with amortization of the debt discount on the April 2024 Promissory Note. Solely upon an event of default, and at the option of the holder of the April 2024 Promissory Note, all amounts outstanding under the April 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the April 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the April 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. All remaining outstanding obligations under the April 2024 Promissory Note were settled in full during the quarter ended March 31, 2025.

In September 2024, the Company issued a promissory note in the principal amount of $98,900 with an Original Issue Discount of $20,300 (September 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the September 2024 Promissory Note, totaling $15,406, and is payable, along with principal as follows: $56,373 due March 15, 2025, $14,093 due on each of April 15, 2025, and August 15, 2025, and $14,874 due on June 15, 2025, and on the maturity date of July 15, 2025. The Company recognized approximately $14,000 and $16,000 in interest expense for the three and six months ended June 30, 2025, respectively, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the September 2024 Promissory Note, all amounts outstanding under the September 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the September 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the September 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. Approximately $14,000 of principal and unamortized OID of approximately $4,000 remain outstanding at June 30, 2025.

In December 2024, the Company issued a promissory note in the principal amount of $132,250 with an Original Issue Discount of $24,450 (December 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the December 2024 Promissory Note, totaling $18,515, and is payable, along with principal as follows: $75,383 due June 15, 2025, $18,846 due on each of July 15, 2025, August 15, 2025, September 15, 2025, and October 15, 2025 (the Maturity Date). The Company recognized approximately $7,000 and $15,000 in interest expense for the three and six months ended June 30, 2025, respectively, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the December 2024 Promissory Note, all amounts outstanding under the December 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the December 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the December 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. Approximately $65,000 of principal and $9,000 of unamortized OID remain outstanding at June 30, 2025.

In March 2025, the Company issued a promissory note in the principal amount of $62,060 with an Original Issue Discount (OID) of $8,560 (March 2025 Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the March 2025 Promissory Note One. The Company recognized approximately $3,000 in interest expense for the three and six months ended June 30, 2025. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2025 Promissory Note One are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2025 Promissory Note One shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note One. Approximately $43,000 of principal and $10,000 of unamortized OID remain outstanding at June 30, 2025.

Also in March 2025, the Company issued a convertible promissory note in the principal amount of $103,750 (March 2025 Promissory Note Two). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of March 15, 2026. The Company paid $7,900 in issuance costs associated with the March 2025 Promissory Note Two. The Company recognized approximately $2,000 in interest expense for the three and six months ended June 30, 2025. Solely at the option of the holder, and from the period 180 days from the date of the Note through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of general default, all outstanding obligations under the March 2025 Promissory Note Two shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note Two. During the 180-day period commencing on the effective date of the promissory note, the Company may prepay the principal plus a pre-payment fee of up to 125% of the outstanding principal balance, plus interest. A fee of $1,500 will be charged a maximum of six times upon each conversion of at least $15,000 of combined principal and interest. All principal and approximately $5,000 of unamortized OID remain outstanding at June 30, 2025.

On March 31, 2025, the Company entered into a $150,000 Loan Agreement and Convertible Note, which was funded and recorded in April 2025. The loan matures on September 30, 2025 (Maturity Date), and was issued with an Original Issue Discount consisting of 34,286 shares of the Company’s common stock, valued at $82,286. The Company recognized approximately $41,000 in interest expense for the three and six months ended June 30, 2025 associated with the amortization of the Original Issue Discount. The loan is to be fully settled with the issuance of restricted shares of the Company’s common stock through an automatic conversion on the Maturity Date, if not converted sooner at the option of the lender, at a conversion price of $1.75 per share.

In July 2025, the Company issued a convertible promissory note in the principal amount of $156,000 (July 2025 Promissory Note). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of April 30, 2026. The Company paid $12,000 in issuance costs associated with the July 2025 Promissory Note. Solely at the option of the holder, and from the period 180 days from the date of the Note through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the July 2025 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of general default, all outstanding obligations under the July 2025 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the July 2025 Promissory Note. During the 180-day period commencing on the effective date of the July 2025 Promissory Note, the Company may prepay the principal plus a pre-payment fee of up to 125% of the outstanding principal balance, plus interest. A fee of $1,500 will be charged a maximum of six times upon each conversion of at least $15,000 of combined principal and interest.

In July 2025, the Company issued a convertible promissory note in the principal amount of $258,750 (Second July 2025 Promissory Note), including Original Issue Discount (OID) of $33,750. The Second July 2025 Promissory Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the Closing Date. Principal and OID on the Second July 2025 Promissory Note is payable in cash as follows (i) $142,312 on January 16, 2026 and (ii) five monthly payments of $23,719 commencing on February 17, 2026 through June 17, 2026. The Company paid approximately $18,000 in issuance costs associated with the Second July 2025 Promissory Note. Solely at the option of the holder, and commencing on the earlier of (i) the date that an Event of Default occurs or (ii) the date the Company fails to pay amounts payable under the repayment terms of the Second July 2025 Promissory Note, all amounts outstanding under the Second July 2025 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of nonpayment of amounts due and payable under the Second July 2025 Promissory Note, all outstanding obligations shall bear interest at the rate of the lessor of (i) 22% per annum and (ii) the maximum amount permitted by law, from the due date thereof until said amounts are paid. The Company may prepay the principal at anytime without penalty. A fee of $1,750 will be charged on each conversion up to a maximum of $10,500.

During July 2025, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for three months, commencing in July 2025 (extendable for an additional two quarters with the continuing payment of $10,000 per month). Compensation under the agreement included an upfront payment of $25,000 in cash, $10,000 per month and the issuance of 40,000 shares of restricted common stock and common stock warrants to purchase 50,000 shares, exercisable a $1.00 per share through July 2028. The fair value of the warrants at issuance was $71,450, which is being amortized, along with the upfront payment, through general and administrative expense, straight-line, over the three-month service period.

Between July 1, 2025, and August 7, 2025, the Company raised cash proceeds of $440,000 from the sale of its common stock at $1.00 per share, resulting in the issuance of 440,000 shares of common stock, not including the $250,000 cash investment commitment entered into through a Securities Purchase Agreement dated June 30, 2025 referenced above which funds were received in July 2025. Exemption from registration is claimed under Rule 506 and/or section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with the issuance of the aforesaid 440,000 common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)

Exhibit
Number	Exhibit Title
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022 with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019 ***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
3.23	Amendment to Certificate of Incorporation dated November 27, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)
3.24	Amendment to Certificate of Incorporation dated December 28, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)

Exhibit
Number	Exhibit Title
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022 with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019 ***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
3.23	Amendment to Certificate of Incorporation dated November 27, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)
3.24	Amendment to Certificate of Incorporation dated December 28, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)

Exhibit
Number	Exhibit Title
4.1	Amended and Restated $7,512,500 Promissory Note dated as of May 10, 2019 from Mobiquity Technologies, Inc. to Deepanker Katyal, as representative of the former members of Advangelists, LLC (Incorporated by reference to Form 8-K dated May 10, 2019.)
4.2	Second Amended and Restated Promissory Note, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Deepankar Katyal, as representative of the former owners of Advangelists, LLC (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K dated September 13, 2019.)
4.4	Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.5	Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of December 31, 2019 ***
4.6	Second Amended and Restated Convertible Promissory Note in favor of Dr. Gene Salkind, dated as of April 1, 2019 ***
4.7	Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of September 13, 2019 (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.8	Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of December 31, 2019***
4.9	Second Amended and Restated Convertible Promissory Note in favor of Marital Trust GST Subject U/W/O Leopold Salkind, dated as of April 1, 2019***
4.10	Form of Lender Warrant (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant***
4.19	Form of Series 2023 Warrant***
4.20	Form of Pre-funded Warrant(Form 2023)***
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Amendment dated February 13, 2023 to Promissory Note dated December 30, 2022 issued to Walleye*****
4.29	Strata Purchase Agreement with ClearThink LLC(Incorporated by reference to S-1 registration statement filed with the SEC on July 23, 2025)
4.30	Registration Rights Agreement with ClearThink LLC(Incorporated by reference to S-1 registration statement filed with the SEC on July 23, 2025)

Exhibit
Number	Exhibit Title
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye(Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
19.1	Insider Trading Policy(Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2024)
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	2005 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB/A filed with the Commission March 21, 2005.)
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant’s Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)
99.7	2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2023.)
99.8	Amendment to 2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2024)
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

_______________

*	Filed herewith.
**	To be filed by amendment
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364.
****	Previously filed under Form S-1 Registration Statement File No. 333-269293.
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: August 14, 2025	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: August 14, 2025	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

