Form 10-Q
period 2025-09-30
Mobiquity Technologies, Inc.
filed 2025-11-14
CIK 1084267

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

The number of shares outstanding of the Registrant’s Common Stock as of November 11, 2025, was 22,867,746.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technologies, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2025 (Unaudited)	2024
Assets

Current Assets
Cash	$361,894	$1,159,933
Accounts receivable, net	124,571	47,916
Prepaid and other current assets	580,277	768,622
Total Current Assets	1,066,742	1,976,471

Property and equipment, net	2,968	4,417

Goodwill	1,352,865	1,352,865
Capitalized software development costs, net	2,644,213	3,184,562
Investment	500,014	–
Total Assets	$5,566,802	$6,518,315

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$2,412,324	$2,528,463
Accrued interest - related party	15,677	6,000
Contract liabilities	25,486	25,486
Debt, current portion, net	1,182,786	673,915
Total Current Liabilities	3,636,273	3,233,864

Total Liabilities	3,636,273	3,233,864

Commitments and Contingencies (Note 8)

Stockholders' Equity
AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Preferred stock Series H; $0.0001 par value, 770,000 shares authorized, no shares issued and outstanding	–	–
Common stock; $0.0001 par value, 100,000,000 shares authorized, 22,749,888 and 18,721,240 shares issued, 22,747,371 and 18,718,723 shares outstanding	2,268	1,872
Treasury stock, at cost, $0.0001 par value 2,517 shares outstanding	(1,350,006)	(1,350,006)
Additional paid-in capital	235,597,666	230,266,097
Accumulated deficit	(232,319,408)	(225,633,521)
Total Stockholders' Equity	1,930,529	3,284,451
Total Liabilities and Stockholders' Equity	$5,566,802	$6,518,315

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$117,074	$566,044	$160,795	$1,096,218

Cost of revenues	29,301	230,296	60,939	625,690

Gross profit	87,773	335,748	99,856	470,528

Operating expenses
General and administrative expenses	1,859,616	1,270,386	5,614,905	3,312,699
Depreciation and amortization	180,383	44,453	542,112	208,027
Total operating expenses	2,039,999	1,314,839	6,157,017	3,520,726

Loss from operations	(1,952,226)	(979,091)	(6,057,161)	(3,050,198)

Other income (expense)
Interest expense	(231,393)	(152,247)	(589,638)	(323,119)
Loss on debt extinguishment	(37,440)	–	(37,440)	–
Other income	–	–	–	237,949
Loss on disposal of fixed assets	–	–	(1,672)	–
Interest income	8	22	24	4,678
Total other expense - net	(268,825)	(152,225)	(628,726)	(80,492)

Net loss before income taxes	(2,221,051)	(1,131,316)	(6,685,887)	(3,130,690)

Income tax benefit	–	–	–	59,324

Net loss	$(2,221,051)	$(1,131,316)	$(6,685,887)	$(3,071,366)

Loss per share - basic and diluted	$(0.10)	$(0.09)	$(0.32)	$(0.39)

Weighted average number of shares outstanding - basic and diluted	21,967,250	12,762,454	20,617,817	7,832,569

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

For the Three and Nine Months Ended September 30, 2025 and 2024

	Series E Preferred Stock		Series H Preferred Stock		Series AAA Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2023	61,688	$6	768,473	$78	31,413	$3	3,994,926	$400
Common stock issued for services	–	–	–	–	–	–	118,000	12
Common stock and pre-funded warrants issued under public offering, net of issuance costs	–	–	–	–	–	–	1,123,334	112
Accrued Series H Preferred Stock cash dividends	–	–	–	–	–	–	–	–
Repurchase of common stock held in Treasury	–	–	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2024	61,688	6	768,473	78	31,413	3	5,236,260	524
Common stock issued for services	–	–	–	–	–	–	39,754	4
Common stock issued for cash	–	–	–	–	–	–	2,124,000	213
Common stock subscribed	–	–	–	–	–		200,000	20
Stock based compensation	–	–	–	–	–	–	–	–
Accrued Series H preferred stock cash dividends	–	–	–	–	–	–	–	–
Warrants issued for services	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	–
Balance, at June 30, 2024	61,688	6	768,473	78	31,413	3	7,600,014	761
Common stock issued for services	–	–	–	–	–	–	65,772	7
Common stock subscribed	–	–	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–	1,100,000	110
Stock based compensation	–	–	–	–	–	–	–	–
Accrued Series H preferred stock cash dividends	–	–	–	–	–	–	–	–
Warrants issued for services	–	–	–	–	–	–	–	–
Series H Preferred stock converted to common shares	–	–	(768,473)	(78)	–	–	7,684,730	768
Series H Preferred stock dividends converted to common stock	–	–	–	–	–	–	158,840	16
Net Loss	–	–	–	–	–	–	–	–
Balance, at September 30, 2024	61,688	$6	–	$–	31,413	$3	16,609,356	$1,662

	Additional Paid-in	Stock Subscription	Treasury Shares		Accumulated	Total Stockholders' Equity
	Capital	Receivable	Shares	Amount	Deficit	(Deficit)
Balance, at December 31, 2023	$220,598,180	$–	2,500	$(1,350,000)	$(217,040,339)	$2,208,328
Common stock issued for services	64,988	–	–	–	–	65,000
Common stock and pre-funded warrants issued under public offering, net of issuance costs	399,888	–	–	–	–	400,000
Accrued Series H Preferred Stock cash dividends	(46,108)	–	–	–	–	(46,108)
Repurchase of common stock held in Treasury	–	–	17	(6)	–	(6)
Stock based compensation	234	–	–	–	–	234
Net Loss	–	–	–	–	(1,042,260)	(1,042,260)
Balance, at March 31, 2024	221,017,182	–	2,517	(1,350,006)	(218,082,599)	1,585,188
Common stock issued for services	24,031	–	–	–	–	24,035
Common stock issued for cash	1,061,787	–	–	–	–	1,062,000
Common stock subscribed	99,980	(100,000)	–	–	–	–
Stock based compensation	941	–	–	–	–	941
Accrued Series H preferred stock cash dividends	(46,108)	–	–	–	–	(46,108)
Warrants issued for services	171,800	–	–	–	–	171,800
Net Loss	–	–	–	–	(897,790)	(897,790)
Balance, at June 30, 2024	222,329,613	(100,000)	2,517	(1,350,006)	(218,980,389)	1,900,066
Common stock issued for services	42,110	–	–	–	–	42,117
Common stock subscribed	–	100,000	–	–	–	100,000
Common stock issued for cash	674,890	–	–	–	–	675,000
Stock based compensation	235	–	–	–	–	235
Accrued Series H preferred stock cash dividends	(30,738)	–	–	–	–	(30,738)
Warrants issued for services	446,200	–	–	–	–	446,200
Series H Preferred stock converted to common shares	(690)	–	–	–	–	–
Series H Preferred stock dividends converted to common stock	122,938	–	–	–	–	122,954
Net Loss	–	–	–	–	(1,131,316)	(1,131,316)
Balance, at September 30, 2024	$223,584,558	$–	2,517	$(1,350,006)	$(220,111,705)	$2,124,518

(continued)

	Series E Preferred Stock		Series H Preferred Stock		Series AAA Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2024	61,688	$6	–	$–	31,413	$3	18,721,240	$1,872
Common stock issued for services	–	–	–	–	–	–	400,000	40
Common stock issued for original issue discount	–	–	–	–	–	–	1,498	–
Common stock issued for cash	–	–	–	–	–	–	432,571	43
Stock based compensation	–	–	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–	17,143	2
Common stock exchanged for investment	–	–	–	–	–	–	127,230	13
Common stock issued for warrant conversion	–	–	–	–	–	–	276,941	29
Net loss	–	–	–	–	–	–	–	–
Balance, at March 31, 2025	61,688	6	–	–	31,413	3	19,976,623	1,999
Common stock issued for cash	–	–	–	–	–	–	1,227,500	122
Common stock issued for original issue debt discount	–	–	–	–	–	–	37,751	3
Common stock issued for future equity sale	–	–	–	–	–	–	100,000	10
Net loss	–	–	–	–	–	–	–	–
Balance, June 30, 2025	61,688	6	–	–	31,413	3	21,341,874	2,134
Common stock and warrants issued for services	–	–	–	–	–	–	65,807	7
Common stock issued for cash	–	–	–	–	–	–	1,110,000	105
Common stock issued for original issue debt discount	–	–	–	–	–	–	95,706	8
Common stock issued for conversion of note	–	–	–	–	–	–	136,501	14
Net loss	–	–	–	–	–	–	–	–
Balance, September 30, 2025	61,688	$6	–	$–	31,413	$3	22,749,888	$2,268

	Additional	Stock
	Paid-in	Subscription	Treasury Shares		Accumulated	Stockholders'
	Capital	Receivable	Shares	Amount	Deficit	Equity
Balance, at December 31, 2024	$230,266,097	$–	2,517	$(1,350,006)	$(225,633,521)	$3,284,451
Common stock issued for services	1,095,960	–	–	–	–	1,096,000
Common stock issued for cash	569,457	–	–	–	–	569,500
Common stock issued for original issue discount	5,030	–	–	–	–	5,030
Stock based compensation	230	–	–	–	–	230
Note payable conversion to common stock	29,998	–	–	–	–	30,000
Common stock exchanged for investment	500,001	–	–	–	–	500,014
Common stock issued for warrant conversion	(29)	–	–	–	–	–
Net loss	–	–	–	–	(2,295,987)	(2,295,987)
Balance, at March 31, 2025	232,466,744	–	2,517	(1,350,006)	(227,929,508)	3,189,238
Common stock issued for cash	1,219,878	–	–	–	–	1,220,000
Common stock issued for original issue debt discount	88,461	–	–	–	–	88,464
Common stock issued for future equity sale	154,990	–	–	–	–	155,000
Net loss	–	–	–	–	(2,168,849)	(2,168,849)
Balance, June 30, 2025	233,930,073	–	2,517	(1,350,006)	(230,098,357)	2,483,853
Common stock and warrants issued for services	192,582					192,589
Common stock issued for cash	1,155,187	–	–	–	–	1,155,292
Common stock issued for original issue debt discount	129,838	–	–	–	–	129,846
Common stock issued for conversion of note	189,986	–	–	–	–	190,000
Net loss	–	–	–	–	(2,221,051)	(2,221,051)
Balance, September 30, 2025	$235,597,666	$–	2,517	$(1,350,006)	$(232,319,408)	$1,930,529

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net loss	$(6,685,887)	$(3,071,366)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,763	1,914
Provision for credit losses	66,983	92,779
Amortization of intangible assets	–	76,488
Amortization of capitalized software development costs	540,349	129,625
Amortization of debt discounts	536,749	265,556
Common stock and warrants issued for services	1,780,840	131,152
Stock-based compensation	6,230	1,410
Income tax benefit	–	59,324
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(143,638)	(202,815)
(Increase) decrease prepaid expenses and other assets	(148,907)	204,601
Increase (decrease) in accounts payable and accrued expenses	(82,462)	630,497
Increase (decrease) in contract liabilities	–	(118,025)
Net cash used in operating activities	(4,127,980)	(1,798,860)

Cash flows from investing activities
Purchase of property and equipment	(314)	–
Increase in software development costs	–	(1,444,396)
Net cash used in investing activities	(314)	(1,444,396)

Cash flows from financing activities
Issuance of long-term debt, net of discounts and issuance costs	1,034,171	2,237,000
Repayments on long-term debt	(648,708)	(574,746)
Issuance of common stock and pre-funded warrants, net of issuance costs	2,944,792	1,242,546
Repurchase of treasury stock	–	(6)
Net cash provided by financing activities	3,330,255	2,904,794

Net change in cash	(798,039)	(338,462)

Cash - beginning of period	1,159,933	528,272

Cash - end of period	$361,894	$189,810

Supplemental disclosure of cash flow Information
Cash paid for interest	$43,212	$49,031
Cash paid for taxes	$–	$320

Supplemental disclosure of non-cash investing and financing activities:
Accrual of Series H Preferred stock dividends	$–	$122,954
Conversion of Series H preferred stock and accrued dividends to common stock	$–	$122,954
Warrants issued in conjunction with consulting agreement	$–	$446,200
Common stock issued in exchange for equity investment	$500,014	$–
Note payable issued as settlement for accounts payable	$24,000	$–
Notes payable conversion to common stock	$220,000	$–
Common stock issued for original issue debt discount	$223,340	$–
Common stock issued as compensation under services agreements	$1,228,650	$–
Common stock issued for future equity sale	$155,000	$–

See accompanying notes to the consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Mobiquity Technologies, Inc. and its operating subsidiaries (“Mobiquity,” “we,” “our” or “the Company”), are an advertising and data intelligence company that utilizes AI to deliver programmatic media, audience targeting, and real-time behavioral insights across mobile, CTV, digital out-of-home, social media and in-venue screens. Through its subsidiaries, Advangelists, Mobiquity Networks and Mobiquity.ai and several strategic partnerships, Mobiquity powers innovative campaigns—bridging digital and physical environments to drive engagement through contextually relevant, data-driven advertising.

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

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2025, the Company had:

•	Net loss of $6,685,887 and
•	Net cash used in operations was $4,127,980

Additionally, at September 30, 2025, the Company had:

•	Accumulated deficit of $232,319,408
•	Stockholders’ equity of $1,930,529, and
•	Working capital deficit of $2,569,531

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $361,894 at September 30, 2025.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (U.S. GAAP) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2025, and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2025, are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 7, 2025.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, investment, accounts payable and accrued expenses, accrued interest – related party, and contract liabilities. On September 30, 2025, and December 31, 2024, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company.

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

On September 30, 2025, and December 31, 2024, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. On September 30, 2025, and December 31, 2024, the Company did not experience any losses on cash balances in excess of FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows.

For the quarters ended September 30, 2025 and 2024, sales of our products to two customers and three customers generated approximately 92% and 86% of our revenues, respectively. For the nine months ended September 30, 2025, and 2024, sales of our products to two customers and three customers generated approximately 80% and 86% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. The loss of one of these customers could have a material adverse effect on the results of operations and financial condition.

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

Accounts receivable represents customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Four of our customers combined accounted for approximately 81% of the outstanding gross accounts receivable at September 30, 2025.

The Company had accounts receivable, net, of $124,571, $47,916, and $34,628 at September 30, 2025, December 31, 2024, and January 1, 2024, respectively.

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

The allowance for credit losses for accounts receivable and the related activity, for the nine months ended September 30, 2025, is as follows:

Balance, December 31, 2024	$79,832
Provision for credit losses	66,983

Balance, September 30, 2025	$146,815

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

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was recognized by the Company for the three months and nine months ended September 30, 2025, and 2024.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently, if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of September 30, 2025 and December 31, 2024. No impairment of goodwill was recognized by the Company during the nine months ended September 30, 2025, or fiscal 2024.

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

Terms of financial instruments are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each reporting period, with any increase or decrease in the fair value being recorded in the results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. As of September 30, 2025, and December 31, 2024, the Company had no derivative instruments outstanding.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discounts and amortized to interest expense in the consolidated statement of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the three months ended September 30, 2025, and 2024, the Company recognized $215,478 and $118,262 of interest expense, respectively, associated with the amortization of debt discounts on debt outstanding during the periods. For the nine months ended September 30, 2025, and 2024, the Company recognized $536,749 and $265,556 of interest expense, respectively, associated with the amortization of debt discounts on debt outstanding during the periods. Unamortized debt discounts remaining at September 30, 2025, were approximately $319,000 and are expected to be fully amortized during the next twelve months. See Note 4 regarding the accounting for debt discounts and debt issuance costs.

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

Determine the transaction price.

The transaction price is determined based on the consideration of which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts outstanding at September 30, 2025, or December 31, 2024, contained a significant financing component or variable consideration terms.

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

All revenues recognized were derived from internet advertising for the three and nine months ended September 30, 2025, and 2024.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days.

Contract Liabilities

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. As of September 30, 2025, and December 31, 2024, there were $25,486, and as of January 1, 2024, there were $195,135 in contract liabilities outstanding. Contract liabilities are expected to be recognized as revenue within the year following their respective period end.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations. Advertising costs were insignificant for the periods ending September 30, 2025, and 2024.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2025, and December 31, 2024, the Company did not identify any uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements.

The Company recognizes interest and penalties, if any, related to recognized uncertain income tax positions, in other expense. No interest and penalties related to uncertain income tax positions were recorded for the periods ended September 30, 2025 and 2024. Open tax years, subject to examination by the Internal Revenue Service, generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdiction generally remain open for up to four years from the filing date.

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

	Useful Life	September 30, 2025	December 31, 2024

Software development costs	5 years	$3,602,328	$3,602,328
Less accumulated amortization		(958,115)	(417,766)
Net carrying value, software development costs		$2,644,213	$3,184,562

As of September 30, 2025, the Company has total capitalized costs of approximately $3,600,000 associated with the development of its new software enhancements, referred to as ATOS4P and AdHere. The Company ceased capitalizing costs, and commenced marketing its ATOS4P enhancement to the public, during the third quarter of 2024. The Company commenced amortization of the costs associated with the AdHere technology in the second quarter of 2024, when the product was available to the general public.

During the three and nine months ended September 30, 2025, and 2024, the Company recognized $180,116 and $43,209, and $540,349 and $129,625, in amortization expense, respectively, related to intangible assets, which are included in general and administrative expenses on the accompanying consolidated statements of operations.

Future amortization of approximately $2,644,000 in unamortized software development costs, by fiscal year, at September 30, 2025, is as follows:

Software Development Costs
Remainder of 2025	$180,000
2026	720,000
2027	720,000
2028	720,000
2029	304,000
Total	$2,644,000

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

On July 5, 2024, the Company entered into another Loan Agreement with Dr. Salkind for additional proceeds of $50,000, and on July 23, 2024, entered into a Loan Agreement with Dr. Salkind’s son for additional proceeds of $50,000 (Salkind July 2024 Loans). The Salkind July 2024 Loans were issued under the same non-interest, repayment, and conversion terms as the Salkind June 2024 Loan.

On December 30, 2024, the Salkind June 2024 Loan and Salkind July 2024 Loans were converted into shares of the Company’s common stock at a rate of $0.50 per share. A total of $250,000 in debt principal and $11,500 in Original Issue Discount was converted into a total of 523,000 shares of common stock, in full settlement of debt outstanding to Dr. Salkind and his son. The Company recognized $11,500 in interest expense under the loans related to amortization of the OID for the year ended December 31, 2024.

On September 15, 2025, Dr. Salkind, Board Chairman, loaned the Company non-interest bearing $100,000 of short-term debt financing for working capital with a maturity date of December 31, 2025, as amended, at which time all principal is due and payable. This unsecured loan was issued with 25,000 shares of restricted common stock as original issue discount, valued at $31,250. Approximately $16,000 of the debt discount was amortized as interest expense for the periods ended September 30, 2025. The note is convertible at any time prior to the maturity date at a conversion price of $1.00 per common share.

Related Party - Other Loans

During the quarter ended March 31, 2025, the Company entered into a Loan Agreement with its corporate attorney (the lender) effectively agreeing to replace $24,000 in trade payables into a demand promissory note, which included $6,000 in OID. The Loan Agreement included a conversion feature, at the sole option of the lender, to convert the outstanding obligations into shares of the Company’s restricted common stock at a conversion price of $1.75. In February 2025, the lender agreed to convert the loan principal and original issue discount totaling $30,000 into 17,143 shares of common stock in full settlement of the Loan Agreement.

April 2025 Loan Agreement

On March 31, 2025, the Company entered into a $150,000 Loan Agreement and Convertible Note, which was funded and recorded in April 2025. The loan matures on September 30, 2025, and was issued with an OID consisting of 34,286 shares of the Company’s common stock, valued at $82,286. The Company recognized $41,143 and $82,286 in interest expense associated with the amortization of the OID for the three and nine months ended September 30, 2025, respectively. The loan is to be fully settled with the issuance of restricted shares of the Company’s common stock through an automatic conversion on the maturity date, if not converted sooner at the option of the lender, at a conversion price of $1.75 per share. On September 30, 2025, the $150,000 in principal on the loan was automatically converted into 85,714 shares of the Company’s common stock in full settlement of the loan.

Merchant Agreements

In September 2024, the Company entered into an agreement for the purchase and sale of future receivables (September 2024 Merchant Agreement) with a financial institution in exchange for $250,000 in funding (the September 2024 Purchase Price), of which $98,699 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the April 2024 Merchant Agreement funding discussed above. The September 2024 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $342,250 is paid. In connection with the September 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 1,993 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,560, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The principal remaining outstanding on the September 2024 Merchant Agreement at December 31, 2024, was approximately $172,000, net of unamortized debt discount of approximately $52,000. The balance of the Merchant Agreement funding was repaid in full in March 2025. The Company recognized approximately $52,000 in interest expense associated with the amortization of the debt discount under this agreement for the nine months ended September 30, 2025.

In December 2024, the Company entered into an agreement for the purchase and sale of future receivables (December 2024 Merchant Agreement) with a financial institution in exchange for $232,000 in funding (the December 2024 Purchase Price), of which $95,669 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the August 2024 Merchant Agreement funding discussed above. The December 2024 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $317,600 is paid. In connection with the December 2024 Merchant Agreement, and as additional consideration, the Company agreed to issue 1,484 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,363, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The principal remaining outstanding on the December 2024 Merchant Agreement at December 31, 2024, was approximately $220,000, net of unamortized debt discount of approximately $97,000, and was paid in full in June 2025. The amortization on the debt discount on this agreement was approximately $97,000 for the nine months ended September 30, 2025.

On February 28, 2025, the Company entered into an agreement for the purchase and sale of future receivables (February 2025 Merchant Agreement) with a financial institution in exchange for $260,000 in funding (the February 2025 Purchase Price), of which approximately $101,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the September 2024 Merchant Agreement funding discussed above. The February 2025 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $354,000 is paid. In connection with the February 2025 Merchant Agreement, and as additional consideration, the Company issued 1,498 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $5,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. During the three months ended September 30, 2025, remaining obligations under the February 2025 Merchant Agreement of approximately $141,000 were rolled into a new debt agreement with the same lender (see discussion of the August 2025 Merchant Agreement below). The Company recognized approximately $43,000 and $107,000 in interest expense associated with the amortization of the debt discount for the three and nine months ended September 30, 2025, respectively.

On May 30, 2025, the Company entered into an agreement for the purchase and sale of future receivables (May 2025 Merchant Agreement) with a financial institution in exchange for $268,500 in funding (the May 2025 Purchase Price), of which approximately $100,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the December 2024 Merchant Agreement funding discussed above. The May 2025 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $365,000 is paid. In connection with the May 2025 Merchant Agreement, and as additional consideration, the Company issued 3,465 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $6,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date of the Merchant Agreement. The balance of the May 2025 Merchant Agreement funding is expected to be repaid in full within twelve months of the funding date. The principal remaining outstanding on the May 2025 Merchant Agreement was approximately $216,000, and the unamortized debt discount was approximately $43,000, at September 30, 2025. The Company recognized approximately $51,000 and $69,000 in interest expense associated with the amortization of the debt discount for the three and nine months ended September 30, 2025, respectively.

On August 14, 2025, the Company entered into an agreement for the purchase and sale of future receivables (August 2025 Merchant Agreement) with a financial institution in exchange for $260,000 in funding (the August 2025 Purchase Price), of which approximately $106,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the February 2025 Merchant Agreement funding discussed above. The August 2025 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $354,000 is paid. In connection with the August 2025 Merchant Agreement, and as additional consideration, the Company issued 4,040 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $6,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date of the Merchant Agreement. The balance of the August 2025 Merchant Agreement funding is expected to be repaid in full within twelve months of the funding date. The principal remaining outstanding on the August 2025 Merchant Agreement was approximately $301,000, and the unamortized debt discount was approximately $89,000, at September 30, 2025. The Company recognized approximately $24,000 in interest expense associated with the amortization of the debt discount for the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, and 2024, the Company recognized a total of approximately $118,000 and $349,000, and $107,000 and $240,000, respectively, in interest expense associated with the amortization of the debt discounts on the 2025 and 2024 Merchant Agreements discussed above.

Other Promissory Notes

In March 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount (OID) of $16,500 (March 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024, through the maturity date of January 15, 2025. In addition to the OID, the Company paid $8,150 in issuance costs associated with the 2024 March Promissory Note and recorded a debt discount totaling $24,650 which is being amortized over the repayment period of the principal through interest expense. The Company recognized approximately $1,000 in interest expense for the nine months ended September 30, 2025, and approximately $1,000 and $8,000 in interest expense for the three and nine months ended September 30, 2024, respectively, associated with amortization of the debt discount on the March 2024 Promissory Note. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2024 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2024 Promissory Note. All outstanding obligations under the March 2024 Promissory Note were settled in full during the quarter ended March 31, 2025.

In April 2024, the Company issued a promissory note in the principal amount of $96,000 with an Original Issue Discount of $16,000 (April 2024 Promissory Note). Interest is charged on the principal at 15% upon issuance of the April 2024 Promissory Note, totaling $14,400, and is payable, along with principal, in ten individual payments of $11,040 commencing May 30, 2024, through the maturity date of September 30, 2025. The Company recognized approximately $6,000 in interest expense for the nine months ended September 30, 2025, and $18,000 in interest expense for the three and nine months ended September 30, 2024, associated with amortization of the debt discount on the April 2024 Promissory Note. Solely upon an event of default, and at the option of the holder of the April 2024 Promissory Note, all amounts outstanding under the April 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the April 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the April 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. All remaining outstanding obligations under the April 2024 Promissory Note were settled in full during the quarter ended March 31, 2025.

In September 2024, the Company issued a promissory note in the principal amount of $98,900 with an Original Issue Discount of $20,300 (September 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the September 2024 Promissory Note, totaling $15,406, and is payable, along with principal as follows: $56,373 due March 15, 2025, $14,093 due on each of April 15, 2025, and August 15, 2025, and $14,874 due on June 15, 2025, and on the maturity date of July 15, 2025. The Company recognized approximately $4,000 and $20,000 in interest expense for the three and nine months ended September 30, 2025, respectively, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the September 2024 Promissory Note, all amounts outstanding under the September 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the September 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the September 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. All remaining obligations under the September 2024 Promissory Note were settled in full during the three months ended September 30, 2025.

In December 2024, the Company issued a promissory note in the principal amount of $132,250 with an Original Issue Discount of $24,450 (December 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the December 2024 Promissory Note, totaling $18,515, and is payable, along with principal as follows: $75,383 due June 15, 2025, $18,846 due on each of July 15, 2025, August 15, 2025, September 15, 2025, and October 15, 2025 (the Maturity Date). The Company recognized approximately $7,000 and $22,000 in interest expense for the three and nine months ended September 30, 2025, respectively, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the December 2024 Promissory Note, all amounts outstanding under the December 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the December 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the December 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. Approximately $18,000 of principal and $3,000 of unamortized OID remain outstanding at September 30, 2025.

In March 2025, the Company issued a promissory note in the principal amount of $62,060 with an Original Issue Discount (OID) of $8,560 (March 2025 Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the March 2025 Promissory Note One. The Company recognized approximately $4,000 and $7,000 in interest expense for the three and nine months ended September 30, 2025, respectively, associated with the amortization of the total debt discount. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2025 Promissory Note One are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2025 Promissory Note One shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note One. Approximately $25,000 of principal and $6,000 of unamortized OID remain outstanding at September 30, 2025.

Also in March 2025, the Company issued a convertible promissory note in the principal amount of $103,750 (March 2025 Promissory Note Two). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of March 15, 2026. The Company paid $7,900 in issuance costs associated with the March 2025 Promissory Note Two. The Company recognized approximately $6,000 and $8,000 in interest expense for the three and nine months ended September 30, 2025, respectively, associated with the amortization of the debt discount. Solely at the option of the holder, and from the period 180 days from the date of the Note through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of general default, all outstanding obligations under the March 2025 Promissory Note Two shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note Two. During the 180-day period commencing on the effective date of the promissory note, the Company may prepay the principal plus a pre-payment fee of up to 125% of the outstanding principal balance, plus interest. A fee of $1,500 will be charged a maximum of nine times upon each conversion of at least $15,000 of combined principal and interest. During the three months ended September 30, 2025, the Company negotiated two individual partial settlements of $20,000 in principal outstanding on the March 2025 Promissory Note Two with the lender, totaling $40,000, resulting in the conversion of said principal into a total of 50,787 shares of the Company’s common stock, at per share conversions rates of $0.85 and $0.73 respectively. In addition, the remaining principal outstanding after the conversions of $63,750 was paid early, and settled in full, resulting in an additional early payoff fee of approximately $37,000, presented as loss on debt extinguishment on the accompanying consolidated statement of operations.

On July 8, 2025, the Company issued a convertible promissory note in the principal amount of $156,000 (July 2025 Promissory Note). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of April 30, 2026. The Company paid $12,000 in issuance costs associated with the July 2025 Promissory Note, recorded as a debt discount. Solely at the option of the Holder, and from the period 180 days from the date of the July 2025 Promissory Note through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the July 2025 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of general default, all outstanding obligations under the July 2025 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the July 2025 Promissory Note. During the 180-day period commencing on the effective date of the July 2025 Promissory Note, the Company may prepay the principal plus a pre-payment fee of up to 125% of the outstanding principal balance, plus interest. A fee of $1,500 will be charged a maximum of nine times upon each conversion of at least $15,000 of combined principal and interest. The Company recognized approximately $4,000 in interest expense associated with amortization of the debt discount for the three months ended September 30, 2025. The full principal amount of $156,000 remains outstanding at September 30, 2025.

On July 17, 2025, the Company issued a convertible promissory note in the principal amount of $258,750, including Original Issue Discount (OID) of $33,750 (Second July 2025 Promissory Note). The Second July 2025 Promissory Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the Closing Date. Principal and OID on the Second July 2025 Promissory Note is payable in cash as follows (i) $142,312 on January 16, 2026, and (ii) five monthly payments of $23,719 commencing on February 17, 2026, through June 17, 2026. The Company paid approximately $18,000 in issuance costs associated with the Second July 2025 Promissory Note, recorded as debt discount along with the OID. Solely at the option of the Holder, and commencing on the earlier of (i) the date that an Event of Default occurs or (ii) the date the Company fails to pay amounts payable under the repayment terms of the Second July 2025 Promissory Note, all amounts outstanding are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of nonpayment of amounts due and payable under the Second July 2025 Promissory Note, all outstanding obligations shall bear interest at the rate of the lessor of (i) 22% per annum and (ii) the maximum amount permitted by law, from the due date thereof until said amounts are paid. The Company may prepay the principal at any time without penalty. A fee of $1,750 will be charged on each conversion up to a maximum of $10,500. The Company recognized approximately $16,000 in interest expense associated with amortization of the total debt discount for the three months ended September 30, 2025. The full principal amount of $258,750, and $36,000 in unamortized debt discount, remain outstanding at September 30, 2025.

On September 15, 2025, the Company issued a promissory note in the principal amount of $127,650, including an Original Issue Discount of $16,650 (September 2025 Promissory Note). The Company paid $11,000 in issuance costs associated with the September 2025 Promissory Note, recorded as a debt discount. Interest is charged on the principal at 12% upon issuance of the September 2025 Promissory Note, totaling $15,318, and is payable, along with principal, as follows: $71,484 due March 15, 2026, $17,871 due on each of April 15, 2026, May 15, 2026, June 15, 2026, and July 15, 2026 (the Maturity Date). Solely upon an event of default, and at the option of the Holder of the September 2025 Promissory Note, all amounts outstanding become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the September 2025 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the September 2025 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. The Company recognized approximately $2,000 in interest expense for the three months ended September 30, 2025, associated with amortization of the debt discount. The full principal amount of $127,650, and $26,000 of unamortized debt discount, remain outstanding at September 30, 2025.

Effective September 26, 2025, the Company entered into two Subscription Agreements and Convertible Promissory Notes with two individuals, for a total of $200,000 in principal. The unsecured loans were issued with a total of 66,666 shares of restricted common stock as original issue discount. Total fair value of the shares issued was $92,666 based on the per share market price of the Company’s stock on the date of issuance of $1.39. The discount is being amortized through interest expense over the term of the debt. Amortization through September 30, 2025 was insignificant. Principal on the Convertible Promissory Notes is automatically convertible at a conversion price of $1.00 per common share on the maturity dates of March 31, 2026.

In August 2024, the Company entered a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual $150,000 premium related to the D&O insurance policy. The Company paid $37,500 in premium up front, and financed the remaining $112,500 in premium owed. Unpaid premium principal incurs interest at a rate of 8.14% per annum, with nine monthly payments of principal and interest of $12,928 through May 2025. In August 2025, the insurance policy was renewed for $150,000 in annual premium. The Company paid $37,500 in premium up front, and financed the remaining $112,500 in premium owed at an annual financing rate of 7.81%, which includes nine monthly payments of premium principal and interest of $3,693 commencing September 30, 2025, with final payment due May 31, 2026. Premium principal remaining outstanding under the 2025 financing arrangement was $100,000 at September 30, 2025.

The following is a summary of debt outstanding at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Related party loans	$100,000	$–
Merchant agreements	516,418	541,972
Other promissory notes	885,028	332,796
Total debt	1,501,446	874,768
Less: Unamortized debt discounts	(318,660)	(200,853)
Current portion of debt	$1,182,786	$673,915

The weighted average interest rate on short term borrowings outstanding at September 30, 2025, and December 31, 2024, was 45% and 46%, respectively.

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

Issuance of Common Stock for Services

In December 2023, the Company entered a one-year consulting contract with an unrelated party. In accordance with the contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. In addition, the consultant is to receive monthly cash payments of $12,500 over the term of the agreement. The value of the signing bonus, shares of restricted common stock, and warrants, totaling $64,000, was recorded as a prepaid asset on the accompanying consolidated balance sheet and is being amortized through general and administrative expenses over the one-year term of the agreement. For the quarter ended March 31, 2024, the Company recognized $16,000 of expense associated with amortization of the prepaid asset. The remaining balance of the prepaid asset was fully amortized through December 31, 2024. During the quarter ended March 31, 2025, the 200,000 warrant shares were exercised on cashless basis resulting in the issuance of 174,160 common shares.

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

During the year ended December 31, 2024, the Company issued a total of 154,000 shares of common stock in full settlement of vendor payables previously outstanding, totaling $83,000. The Company also issued a total of 9,003 and 46,010 shares of common stock nine months ended September 30, 2025 and year ended December 31, 2024, respectively, as service fees in conjunction with the Merchant Agreements described in Note 4. The total value of the shares issued equaled $17,138 and $41,015 for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.

Effective January 15, 2025, the Company entered into a Consulting Services Agreement with a third-party consultant, with a service term of one year. Compensation under the agreement includes a monthly cash fee of $12,500 and 400,000 shares of the Company’s restricted common stock, issued upon signing of the agreement. The total value of the common stock issued was equal to $1,096,000 based on the $2.74 per share market value of the common stock at the effective date of the agreement. The value of the common stock is being amortized straight-line to professional fees expense over the one-year term of the agreement. The Company recognized amortization expense of approximately $274,000 and $776,000 for the three and nine months ended September 30, 2025, respectively.

As discussed in Note 4, during the quarter ended March 31, 2025, a total of $30,000 debt and original issue discount to the Company’s corporate attorney was converted into 17,143 shares of common stock in full settlement of the debt obligations.

Issuance of Common Stock Warrants for Services

During June 2024, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for twelve months, commencing in June 2024. Compensation under the agreement included an upfront payment of $25,000 in cash, and the issuance of 100,000 common stock warrants, exercisable through June 2027, at an exercise price of $0.50 per share. The consultant also receives a monthly fee of $5,000. The fair value of the warrants at issuance was $171,800, which is being amortized, along with the upfront payment, through general and administrative expense, straight-line, over the twelve-month service period. In September 2024, the Company amended the consulting agreement to increase the monthly cash compensation to $10,000 and to issue additional warrants to purchase a total of 150,000 shares of common stock exercisable over a three-year period. The 150,000 warrant shares consist of 100,000 warrant shares exercisable at $0.50 per share and 50,000 warrant shares exercisable at $1.00 per share through September 10, 2027. The new warrants issued in September 2024 have a fair value of $446,200, which was recorded as a prepaid asset and is being amortized straight-line through general and administrative expense over the remaining 10 months of the agreement term. Pertinent inputs used in the fair value model for the above warrants included terms from 2.75 to 3.00 years, risk-free rates of 3.42% to 4.54%, and volatility of 216% to 220%. During the quarter ended March 31, 2025, 100,000 warrant shares were exercised on a cashless basis resulting in the issuance of 87,277 common shares. 50,000 warrant shares remain outstanding at September 30, 2025.

Issuance of Common Stock Shares and Warrants for Services

During July 2025, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for three months, commencing in July 2025 (extendable for an additional two quarters with the continuing payment of $10,000 per month). Compensation under the agreement included an upfront payment of $25,000 in cash, $10,000 per month and the issuance of 40,000 shares of restricted common stock and common stock warrants to purchase 50,000 shares, exercisable at $1.00 per share through July 2028. The fair value of the common stock shares and warrants at issuance was $61,200 and $71,450, respectively, which is being amortized, along with the upfront payment, through general and administrative expense, straight-line, over the three-month service period. The Company recognized the full value of the common stock shares and warrants during the three months ended September 30, 2025.

During July 2025, and in conjunction with a non-exclusive finder’s arrangement with a third party dated December 6, 2024, the Company issued a total of 25,807 shares of common stock and warrants to purchase a total of 13,638 shares of common stock. The common stock and warrants were issued as a placement agent fee to the third party for the completion of the ELOC Purchase Agreement discussed below. The warrants are exercisable at any time at $1.10 per share through June 30, 2030. The total value of the common stock and warrants was $59,939 and is included in general and administrative expenses on the accompanying consolidated statement of operations for the periods ended September 30, 2025.

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

During the three months ended June 30, 2025, the Company raised cash proceeds totaling $1,220,000, net of $7,500 in direct financing fees, from the sale of its common stock at $1.00 per share, resulting in the issuance of 1,227,500 shares of common stock, including $125,000 of the $250,000 cash investment commitment related to the Securities Purchase Agreement dated June 30, 2025, as referenced below. Exemption from registration is claimed under Rule 506 and/or section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with these transactions.

During the three months ended September 30, 2025, the Company raised cash proceeds totaling $1,155,292, net of direct financing fees of $9,983, from various accredited investors in conjunction with common stock subscription and equity agreements, resulting in the issuance of a total of 1,110,000 shares of common stock at per share prices ranging from $1.00 to $1.26. Shares issued included 270,000 shares at gross proceeds of $332,775 in connection with the June 30, 2025 ELOC Purchase Agreement discussed below, and the related Registration Rights Agreement with ClearThink under which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the shares of Common Stock issuable under the ELOC Purchase Agreement, which registration statement became effective in August 2025. Shares issued also included the remaining $125,000 of the $250,000 cash investment commitment related to the Securities Purchase Agreement dated June 30, 2025, as referenced below.

On June 30, 2025, the Company entered into a Purchase Agreement (the ELOC Purchase Agreement) with ClearThink Capital Partners, LLC (“ClearThink”). Pursuant to the ELOC Purchase Agreement, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a “Request Notice”), and subject to the other terms and conditions set forth in the ELOC Purchase Agreement, up to an aggregate of $4,000,000 of the Company’s Common Stock. The purchase price of the shares of Common Stock to be purchased under the ELOC Purchase Agreement will be equal to 91% of the three lowest daily volume weighted average prices during a valuation period of eight trading days, beginning seven trading days preceding the draw down or put notice to one trading day commencing on the first trading day following delivery and clearing of the delivered shares. Each purchase under the ELOC Purchase Agreement will be in a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 400% of the average daily trading value of the Common Stock over the ten days preceding the Request Notice date. In addition, pursuant to the ELOC Purchase Agreement, the Company agreed to issue to ClearThink 100,000 restricted shares of the Company’s Common Stock as a Commitment Fee and shares of common stock to the Placement Agent, namely, Craft Capital Management, LLC. The total value fair of the 100,000 Commitment Fee shares of $155,000 was capitalized as a deferred offering cost asset and will be applied against equity upon future purchases of common shares pursuant to the ELOC Purchase Agreement. The ELOC Purchase Agreement has a maturity date of 24 months from Commencement Date as defined in the ELOC Purchase Agreement. The issuance of shares to ClearThink are subject to a beneficial ownership limitation so that in no event will shares be issued which would result in ClearThink beneficially owning, together with its affiliates, more than 9.99% of the Company’s outstanding shares of Common Stock.

It is possible that we may not have access to the full amount available to us under the ELOC Purchase Agreement. We have also indemnified ClearThink pursuant to the ELOC Purchase Agreement.

On June 30, 2025, the Company and ClearThink also entered into a Securities Purchase Agreement (the SPA) under which ClearThink has agreed to purchase from the Company an aggregate of 250,000 shares of the Company’s restricted Common Stock for a total purchase price of $250,000 in two closings. The first closing occurred on the execution date of the SPA and the second closing occurring on July 30, 2025, with each closing resulting in the issuance of 125,000 shares of common stock and net proceeds of $117,500, inclusive of a $7,500 broker fee. In conjunction with the SPA, and upon the second closing in July 2025, the Company also issued warrants for the issuance of a total of 13,638 shares of the Company’s common stock to the placement agent. The warrants have a 5-year term and are exercisable at $1.10 per share.

Issuance of Common Stock for Warrant Exercise

During the nine months ended September 30, 2025, the Company issued a total of 276,941 shares of its common stock upon the cashless exercise of 300,000 warrants, as discussed above.

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

Issuance of Common Stock in Conjunction with Debt Issuances and Conversions

During the nine months ended September 30, 2025, the Company issued a total of 125,952 shares of its common stock as Original Issuance Discount on several of its debt issuances. Total fair value of the shares issued was approximately $206,000 and was recorded as debt discount and is being amortized through interest expense over the terms of the related debt. See Note 4.

During the nine months ended September 30, 2025, the Company issued a total of 136,501 shares of its common stock resulting from conversion of outstanding debt to common stock. See discussion of the March 2025 Promissory Note Two and $150,000 Loan Agreement and Convertible Note in Note 4.

Exemption from registration is claimed under Section 4(2). Section 3(a)(9) and Rule 506 of the Securities Act of 1933, as amended. No commissions were paid with respect to the aforementioned securities transactions.

NOTE 6 – STOCK OPTION PLANS AND WARRANTS

Options

During Fiscal 2009, the Company established a Employee Benefit and Consulting Services Compensation Plan of long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 667 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 1,667 shares. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 1,667 shares (the “2016 Plan”) and approved moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019 the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 5,000 shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 10,000 shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2021 Plan covers 73,334 shares. The 2021 Plan required stockholder approval by October 13, 2022, to be able to grant incentive stock options under the 2021 Plan. On April 17, 2023, the Board approved a 2023 Equity Participation Plan similar to the Plans described herein, except that this Plan also provides for the grant of Restricted Unit Awards (the “2023 EP Plan”). Under the 2023 EP Plan, which was approved by stockholders on August 15, 2023, a maximum of 166,667 shares may be granted. On December 19, 2023, the Board approved the 2023 Employee Benefit and Consulting Compensation Plan (the “2023 Plan”) identical to the 2018 Plan, except that the 2023 Plan covers 4,000,000 shares (as amended in October 2024). The 2009 Plan, 2016 Plan, 2018 Plan, 2019 Plan, 2021 Plan, the 2023 EP Plan, and 2023 Plan are collectively referred to as the “Plans.”

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

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. No stock options were granted during the nine months ended September 30, 2025.

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	3,545,765	$4.97	4.41	$7,171,982
Granted	–	$–	–	$–
Cancelled & expired	(1,765)	$–	–	$–
Outstanding, September 30, 2025	3,544,000	$4.67	3.66	$1,978,191
Options exercisable, September 30, 2025	3,544,000	$4.67	3.66	$1,978,191

The aggregate intrinsic value of options outstanding and options exercisable on September 30, 2025, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices lower than the $1.33 and $3.38 closing price of the Company’s common stock on September 30, 2025 and December 31, 2024, respectively.

Stock-based compensation expense related to stock options was zero and $230 for the three and nine months ended September 30, 2025, respectively, and $325 and $1,410 for the three and nine months ended September 30, 2024, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of September 30, 2025, no unamortized compensation cost remains outstanding related to unvested stock option awards.

Warrants

As discussed in Note 3, in December 2023, the Company entered a one-year consulting contract with an unrelated party. In accordance with the contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. During the quarter ended March 31, 2025, the 200,000 warrant shares were exercised on cashless basis resulting in the issuance of 174,160 common shares.

On June 3, 2024, the Company entered into a one-year consulting agreement with a non-affiliated entity. The agreement provides for cash compensation of $85,000 (inclusive of a $25,000 signing bonus) to the consultant plus warrants to purchase 100,000 common shares at an exercise price of $0.50 per share through September 30, 2027. In September of 2024 the consultant received an additional 100,000 warrants exercisable at $0.50 and 50,000 warrants exercisable at $1.00 per share. Warrants contain the same terms as exist in the warrants issued in June of 2024. See Note 6 for further discussion. In the quarter ended March 31, 2025, the 100,000 warrants were exercised on cashless basis resulting in the issuance of 87,277 shares.

On December 5, 2024, the Company issued 100,000 common stock warrants as compensation under a consulting services agreement. The warrants are exercisable at an exercise price of $4.00 per share through December 5, 2027. The per share fair value of the warrants at grant date was $3.84.

During July 2025, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for three months, commencing in July 2025 (extendable for an additional two quarters with the continuing payment of $10,000 per month). Compensation under the agreement included an upfront payment of $25,000 in cash, $10,000 per month and the issuance of 40,000 shares of restricted common stock and common stock warrants to purchase 50,000 shares, exercisable a $1.00 per share through July 2028. The fair value of the warrants at issuance was $71,450, which is being amortized, along with the upfront payment, through general and administrative expense, straight-line, over the three-month service period. No common stock warrants were issued for the nine months ended September 30, 2025. except as described above.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	1,003,358	$38.67	2.90	$930,500
Granted	63,638	$1.02	3.18	$19,637
Exercised	(300,000)	$0.30	–	$–
Cancelled & expired	(328)	$–	–	$–
Outstanding, September 30, 2025	766,668	$50.27	2.52	$119,137

The aggregate intrinsic value of warrants outstanding and exercisable on September 30, 2025, is calculated as the difference between the exercise price of the underlying warrant and the market price of the Company’s common stock for the shares that had exercise prices lower than the $1.33 and $3.38 closing price of the Company’s common stock on September 30, 2025 and December 31, 2024, respectively.

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

The following potentially dilutive equity securities outstanding as of September 30, 2025, and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Stock options	3,544,000	3,545,764
Warrants	766,668	1,003,358
Series AAA preferred stock	314,124	314,124
Series E preferred stock	10,281	10,281
Total common stock equivalents	4,635,073	4,873,527

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into nine years ago in April 2017 which terminated Mr. Trepeta’s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 Million in damages. Based on the Company’s initial internal review of the situation, the Company believed that the claims lack merit and vigorously defend same. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’s action was granted but Mr. Trepeta has filed a notice of appeal. In the third quarter of 2025, the Company was notified that Mr. Trepeta’s appeal was denied.

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

The following table presents information about the Company’s services segment, including revenues, segment profit or loss before income taxes, and significant segment expenses for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$117,074	$566,044	$160,795	$1,096,218

Less: cost of revenues	29,301	230,296	60,939	625,690

Gross profit (loss)	87,773	335,748	99,856	470,528

Less: other expenses
Professional fees	979,203	342,857	3,111,251	913,475
Salaries	472,101	252,707	1,421,346	855,796
Technology	84,720	313,202	460,021	838,046
Amortization & depreciation	181,879	43,209	542,112	206,115
Interest expense	231,393	152,247	589,638	323,119
Other segment items	114,913	95,169	289,657	243,776
Insurance	202,466	199,187	319,763	286,621
Licenses and permits	7,295	28,255	16,887	76,353
Stock-based compensation	–	235	230	1,410
Commissions	34,862	40,018	34,862	99,134
Other income	(8)	(22)	(24)	(242,627)
Segment net loss and consolidated net loss before income taxes	$(2,221,051)	$(1,131,316)	(6,685,887)	$(3,130,690)

NOTE 10 – SUBSEQUENT EVENTS

Between October 01, 2025 and November 11, 2025, the Company entered into three Subscription Agreements and Convertible Promissory Notes for a total of $250,000 in principal. The unsecured loan were issued with a total of 83,333 shares of restricted common stock as original issue discount. Principal on the Convertible Promissory Note is automatically convertible at a conversion price of $1.00 per common share on the maturity dates in April and May 2026. In November 2025, we also received cash financing of $30,000 through a sale of our common stock at a purchase price of $1.00 per share.

Effective in October 2025, the Company entered into an agreement for the purchase and sale of future receivables with a financial institution in exchange for $291,250 in funding, which included the full settlement of the outstanding obligations under the May 2025 Merchant Agreement funding discussed in Note 4. The new funding is to be repaid through daily payments representing 8% of future customer payments on receivables until a total of approximately $393,000 is paid. In connection with the funding, and as additional consideration, the Company issued 4,525 shares of its common stock to the financial institution in an amount equal to 5% of the new principal.

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

In August 2025, we launched CMOne, an AI-driven marketing platform designed to centralize content creation, paid media activation, and real-time campaign optimization across digital and social channels. CMOne combines AI-generated creative, omnichannel publishing, programmatic ad execution, and performance analytics within a unified system intended to improve campaign efficiency and speed to market. The platform leverages the Company’s existing AdTech and data infrastructure, and we expect it to support a shift toward recurring and subscription-based revenue models. CMOne is in the early stages of commercial deployment, and its ability to scale revenue, achieve broad market adoption, or deliver sustained operating improvements remains subject to execution, competitive, and economic risks. Future investment in product development, customer acquisition, and platform enhancements may impact near-term operating results.

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

Recent Developments

Mobiquity supports the advertising technology underlying Context Networks, extending our digital media capabilities into the casino gaming sector. In November 2025, Context entered into a five-year commercial agreement with NRT Technology, a global gaming payments provider with distribution spanning more than 800 North American casinos and the 25 largest casino properties globally.

Through this relationship, Mobiquity’s platform should gain expanded access to a global network of casino properties and digital endpoints, including financial kiosks, table game displays, and player loyalty interfaces. These integrations are intended to enable delivery of targeted digital advertising without requiring incremental capital investment by casino operators.

Context’s Contextual Promotions Media Network™ (CPMN) is designed to deliver measurable campaign analytics and audience-driven media activation across existing casino infrastructure. This initiative should create new non-gaming advertising revenue streams for operators and should expand potential demand for Mobiquity’s data intelligence and media activation capabilities as the ecosystem scales.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include accounts receivable, accounts payable and accrued expenses, and contract liabilities. On September 30, 2025, the carrying amounts of these financial instruments approximated their fair values due to the short-term nature of these instruments, or they are receivable or payable on demand. The fair value of the Company’s debt approximates its carrying value based on current financing rates available to the Company and its short-term nature.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2025, contained a significant financing component or variable consideration terms.

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

Plan of Operation

Mobiquity intends to prioritize two core strategic growth drivers: (i) commercialization of its partnership with Context Networks, focused on the casino and gaming advertising ecosystem, and (ii) scaled market adoption of its CMOne AI-driven marketing platform.

Through its alliance with Context Networks, the Company plans to access and monetize specialized digital advertising supply within casino environments, supported by Context Networks’ patented technology and distribution footprint across gaming venues. This initiative will leverage Mobiquity’s advertising infrastructure, including integrations with supply-side platforms (SSPs), demand channels, and its publisher enablement framework, to support activation across digital out-of-home, mobile, web, and connected environments. The Company believes this relationship positions it to participate in an emerging and material category of addressable media inventory within the gaming sector; however, realization of commercial scale remains subject to execution, partner integration, and market adoption.

In parallel, Mobiquity plans to advance customer acquisition and platform expansion for CMOne, its AI-native marketing operating system that unifies content creation, paid media orchestration, and performance optimization. Go-to-market activities will emphasize recurring-revenue contracts with brands, agencies, and media partners seeking integrated campaign automation, cross-channel activation, and AI-assisted optimization. The Company will continue investing in product development, sales enablement, and customer onboarding workflows to support broader commercial deployment, though operating contributions from CMOne are expected to be gradual as market penetration and customer utilization scale over time.

Across both strategic areas, Mobiquity intends to expand its commercial and support capabilities to drive ecosystem adoption, including onboarding media supply partners, strengthening demand relationships, and enhancing platform interoperability. These efforts are expected to require continued investment in development resources, partner integration, and working capital, and are subject to competitive, technological, regulatory, and macroeconomic risks that could impact growth velocity and operating results.

Results of Operations

Quarter Ended September 30, 2025, Compared to Quarter Ended September 30, 2024

The following table sets forth certain selected statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Quarter Ended
	September 30, 2025	September 30, 2024
Revenues	$117,074	$566,044
Cost of revenues	29,301	230,296
Gross profit	87,773	335,748
Total operating expenses	2,039,999	1,314,839
Loss from operations	$(1,952,226)	$(979,091)

We generated revenues of $117,074 for the three months ended September 30, 2025, compared to $566,044 during the same period in 2024, representing a decrease of $448,970. The decrease is primarily attributable to the absence of political advertising revenue that was realized during the 2024 period, as well as a strategic shift in the Company’s focus toward initiatives expected to generate long-term growth. In particular, the Company has been preparing for the anticipated launch of its strategic alliance with Context Networks, which is expected to commence in the fourth quarter of 2025, along with our newly released CMOne AI Platform.

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

In addition to the Context strategic alliance and launch of CMOne, the Company has also developed several new features and enhancements to its advertising platform, which we believe will contribute to increased revenue opportunities. During this transition period, we expect limited near-term revenue as we invest in additional product deployment, market adoption, and strategic relationships. This short-term revenue gap reflects a deliberate focus on building scalable, recurring and sustainable revenue streams. We anticipate initial monetization beginning in the fourth quarter of 2025, with growth expected to accelerate on a quarter-over-quarter basis as these initiatives gain traction.

The cost of revenues was $29,301 or 25% of revenues in the third quarter of 2025 as compared to $230,296 or 41% of revenues in for the same period of 2024. Cost of revenues includes audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $87,773, or 75% of revenues for the third quarter of 2025 as compared to $335,748 in the same period of 2024 or 59% of revenues.

Operating expenses were $2,039,999 for the third quarter of 2025 compared to $1,314,839 in the prior year, an increase of $725,160. The increase in operating costs was primarily related to a non-cash increase in professional fees of approximately $636,000, amortization and depreciation of $139,000 and salaries of $219,000, offset by reductions in computer support and technology of approximately $228,000 and license fees of $21,000.

The loss from operations for the third quarter of 2025 was $1,952,226 as compared to $979,091 for the prior year. Our loss from operations increased by approximately $973,000, driven primarily by the increase in operating expenses discussed above. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Revenues	$160,795	$1,096,218
Cost of revenues	60,939	625,690
Gross profit	99,856	470,528
Total operating expenses	6,157,017	3,520,726
Loss from operations	$(6,057,161)	$(3,050,198)

We generated revenues of $160,795 for the nine months ended September 30, 2025, compared to $1,096,218 during the same period in 2024, representing a decrease of $935,423. The decrease is primarily attributable to the absence of political advertising revenue that was realized during the 2024 period, as well as a strategic shift in the Company’s focus toward initiatives expected to generate long-term growth. In particular, the Company has been preparing for the anticipated launch of its strategic alliance with Context Networks, which is expected to commence in the fourth quarter of 2025, along with our newly released CMOne AI Platform.

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

In addition to the Context strategic alliance and launch of CMOne, the Company has also developed several new features and enhancements to its advertising platform, which we believe will contribute to increased revenue opportunities. During this transition period, we expect limited near-term revenue as we invest in additional product deployment, market adoption, and strategic relationships. This short-term revenue gap reflects a deliberate focus on building scalable, recurring and sustainable revenue streams. We anticipate initial monetization beginning in the fourth quarter of 2025, with growth expected to accelerate on a quarter-over-quarter basis as these initiatives gain traction.

The cost of revenues was $60,939 or 38% of revenues in the first nine months of 2025 as compared to $625,690 or 57% of revenues in for the same period of 2024. Cost of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $99,856, or 62% of revenues for the first nine months of 2025 as compared to $470,528 in the same period of 2024 or 43% of revenues.

Operating expenses were $6,157,017 for the first nine months of 2025 compared to $3,520,726 in the prior year, an increase of $2,636,291. The increase in operating costs was primarily related to a non-cash increase in professional fees of approximately $2,198,0000, amortization and depreciation of $336,000, and salaries of $566,000 with reductions in computer support of approximately $378,000 and license fees of $59,000.

The loss from operations for the first nine months of 2025 was $6,057,161 as compared to $3,050,198 for the prior year. Our loss from operations increased by approximately $3,007,000, driven primarily by the increase in operating expenses discussed above. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2024.

The Company had cash of $361,894 at September 30, 2025. Cash used in operating activities for the nine months ended September 30, 2025, was $4,127,980. This resulted primarily from a net loss of $6,685,887 offset by provision for credit losses of $32,530, amortization of capitalized software development costs of $540,349, amortization of debt discounts of $536,749, issuance of common stock and warrants for services rendered of $1,780,840, stock-based compensation of $6,230, and an increase in accounts receivable of $109,185, an increase in prepaid expenses and other assets, and an increase in accounts payable and accrued expenses of $82,462. Cash used in investing activities was insignificant. Cash flows provided by financing activities consisted of $1,034,171 of net proceeds received from the sale of common stock and $2,944,792 related to issuance of long-term debt, offset by repayments on long-term debt of $648,708.

The Company had cash of $189,810 at September 30, 2024. Cash used in operating activities for the nine months ended September 30, 2024, was $1,798,860. This resulted primarily from a net loss of $3,071,366 offset by provision for credit losses of $92,779, amortization of intangible assets and capitalized software development costs of $206,113, amortization of debt discounts of $265,556, , issuance of common stock and warrants for services rendered of $131,152, stock-based compensation of $1,410, and an income tax benefit of $59,324, as well as an increase in accounts receivable of $202,815, a decrease in prepaid expenses and other assets of $204,601, an increase in accounts payable and accrued expenses of $630,497, and a decrease in contract liabilities of $118,025. Cash used in investing activities was related to the development of new software of $1,444,396. Cash flows provided by financing activities consisted of net proceeds received from the sale of common stock of $2,237,000 and proceeds from the issuance of debt of $1,242,546 , offset by $574,746 of repayments on notes payable, net of issuance costs.

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

Debt and Equity Transactions

For a description of debt and equity transactions for the fiscal year ended December 31, 2024, and the nine months ended September 30, 2025, reference is made to the Notes to the Consolidated Financial Statements described elsewhere herein.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of each fiscal year and quarter. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into nine years ago in April 2017 which terminated Mr. Trepeta’s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 Million in damages. Based on the Company’s initial internal review of the situation, the Company believed that the claims lack merit and vigorously defend same. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’s action was granted but Mr. Trepeta has filed a notice of appeal. In the third quarter of 2025, the Company was notified that Mr. Trepeta’s appeal was denied.

ITEM 1A. RISK FACTORS

Incorporated by reference are the risk factors contained in our Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

(a)	For fiscal 2024 and 2025, we had no sales or issuances of unregistered capital stock, except as described below:

Fiscal 2024 and six months ended June 30, 2025

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2024	Common Stock	5,708,734 shares	Shares sold for cash of $4,026,950	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	200,000 shares	Common stock subscribed	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	225,010 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	7,684,730 shares	Conversion of Series H Preferred stock	Section 3 (a)(9)	Not applicable

2024	Common stock	749,000 shares	Note conversion Conversion of Series H	Section 3 (a)(9)	Not applicable

2024	Common Stock	158,840 shares	Preferred dividends	Section 3 (a)(9)	Not applicable

2025	Common Stock	574,810 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	2,770,071 shares	Shares sold for cash of $2,944,792	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	127,320 shares	Stock issued for Investment	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	153,644 shares	Note conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	276,941 shares	Warrant conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	125,952 shares	Original issue discount	Section 3 (a)(9)	Not applicable

Issuance of Common Stock for Services

In December 2023, the Company entered a one-year consulting contract with an unrelated party. In accordance with the contract, the consultant received a signing bonus of $25,000 in cash, 100,000 shares of restricted common stock valued at $14,000, and warrants to purchase 200,000 shares of common stock, exercisable over a three-year period at $0.20 per share, valued at $25,000. In addition, the consultant is to receive monthly cash payments of $12,500 over the term of the agreement. The value of the signing bonus, shares of restricted common stock, and warrants, totaling $64,000, was recorded as a prepaid asset on the accompanying consolidated balance sheet and is being amortized through general and administrative expenses over the one-year term of the agreement. For the quarter ended March 31, 2024, the Company recognized $16,000 of expense associated with amortization of the prepaid asset. The remaining balance of the prepaid asset was fully amortized through December 31, 2024. During the quarter ended March 31, 2025, the 200,000 warrant shares were exercised on cashless basis resulting in the issuance of 174,160 common shares.

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

During the year ended December 31, 2024, the Company issued a total of 154,000 shares of common stock in full settlement of vendor payables previously outstanding, totaling $83,000. The Company also issued a total of 46,010 and 9,003 shares of common stock for the year ended December 31, 2024, and nine months ended September 30, 2025, respectively, as service fees in conjunction with the Merchant Agreements described in Note 4. The total value of the shares issued equaled $41,015 and $17,138 for the year ended December 31, 2024, and nine months ended September 30, 2025, respectively.

Effective January 15, 2025, the Company entered into a Consulting Services Agreement with a third-party consultant, with a service term of one year. Compensation under the agreement includes a monthly cash fee of $12,500 and 400,000 shares of the Company’s restricted common stock, issued upon signing of the agreement. The total value of the common stock issued was equal to $1,096,000 based on the $2.74 per share market value of the common stock at the effective date of the agreement. The value of the common stock is being amortized straight-line to professional fees expense over the one-year term of the agreement. The Company recognized amortization expense of approximately $274,000 and $776,000 for the three and nine months ended September 30, 2025, respectively.

As discussed in Note 4, during the quarter ended March 31, 2025, a total of $30,000 debt and original issue discount to the Company’s corporate attorney was converted into 17,143 shares of common stock in full settlement of the debt obligations.

Issuance of Common Stock Warrants for Services

During June 2024, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for twelve months, commencing in June 2024. Compensation under the agreement included an upfront payment of $25,000 in cash, and the issuance of 100,000 common stock warrants, exercisable through June 2027, at an exercise price of $0.50 per share. The consultant also receives a monthly fee of $5,000. The fair value of the warrants at issuance was $171,800, which is being amortized, along with the upfront payment, through general and administrative expense, straight-line, over the twelve-month service period. In September 2024, the Company amended the consulting agreement to increase the monthly cash compensation to $10,000 and to issue additional warrants to purchase a total of 150,000 shares of common stock exercisable over a three-year period. The 150,000 warrant shares consist of 100,000 warrant shares exercisable at $0.50 per share and 50,000 warrant shares exercisable at $1.00 per share through September 10, 2027. The new warrants issued in September 2024 have a fair value of $446,200, which was recorded as a prepaid asset and is being amortized straight-line through general and administrative expense over the remaining 10 months of the agreement term. Pertinent inputs used in the fair value model for the above warrants included terms from 2.75 to 3.00 years, risk-free rates of 3.42% to 4.54%, and volatility of 216% to 220%. During the quarter ended March 31, 2025, 100,000 warrant shares were exercised on a cashless basis resulting in the issuance of 87,277 common shares. 50,000 warrant shares remain outstanding at September 30, 2025.

Issuance of Common Stock Shares and Warrants for Services

During July 2025, the Company entered into a consulting agreement with an unrelated party for general business consulting services. The term of the agreement is for three months, commencing in July 2025 (extendable for an additional two quarters with the continuing payment of $10,000 per month). Compensation under the agreement included an upfront payment of $25,000 in cash, $10,000 per month and the issuance of 40,000 shares of restricted common stock and common stock warrants to purchase 50,000 shares, exercisable at $1.00 per share through July 2028. The fair value of the common stock shares and warrants at issuance was $61,200 and $71,450, respectively, which is being amortized, along with the upfront payment, through general and administrative expense, straight-line, over the three-month service period. The Company recognized the full value of the common stock shares and warrants during the three months ended September 30, 2025.

During July 2025, and in conjunction with a non-exclusive finder’s arrangement with a third party dated December 6, 2024, the Company issued a total of 25,807 shares of common stock and warrants to purchase a total of 13,638 shares of common stock. The common stock and warrants were issued as a placement agent fee to the third party for the completion of the ELOC Purchase Agreement discussed below. The warrants are exercisable at any time at $1.10 per share through June 30, 2030. The total value of the common stock and warrants was $59,939 and is included in general and administrative expenses on the accompanying consolidated statement of operations for the periods ended September 30, 2025.

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

During the three months ended June 30, 2025, the Company raised cash proceeds totaling $1,220,000, net of $7,500 in direct financing fees, from the sale of its common stock at $1.00 per share, resulting in the issuance of 1,227,500 shares of common stock, including $125,000 of the $250,000 cash investment commitment related to the Securities Purchase Agreement dated June 30, 2025, as referenced below. Exemption from registration is claimed under Rule 506 and/or section 4(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with these transactions.

During the three months ended September 30, 2025, the Company raised cash proceeds totaling $1,158,201, net of direct financing fees of $9,983, from various accredited investors in conjunction with common stock subscription and equity agreements, resulting in the issuance of a total of 1,110,000 shares of common stock at per share prices ranging from $1.00 to $1.26. Shares issued included 270,000 shares at gross proceeds of $332,775 in connection with the June 30, 2025 ELOC Purchase Agreement discussed below, and the related Registration Rights Agreement with ClearThink under which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the shares of Common Stock issuable under the ELOC Purchase Agreement, which registration statement became effective in August 2025. Shares issued also included the remaining $125,000 of the $250,000 cash investment commitment related to the Securities Purchase Agreement dated June 30, 2025, as referenced below.

On June 30, 2025, the Company entered into a Purchase Agreement (the ELOC Purchase Agreement) with ClearThink Capital Partners, LLC (“ClearThink”). Pursuant to the ELOC Purchase Agreement, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a “Request Notice”), and subject to the other terms and conditions set forth in the ELOC Purchase Agreement, up to an aggregate of $4,000,000 of the Company’s Common Stock. The purchase price of the shares of Common Stock to be purchased under the ELOC Purchase Agreement will be equal to 91% of the three lowest daily volume weighted average prices during a valuation period of eight trading days, beginning seven trading days preceding the draw down or put notice to one trading day commencing on the first trading day following delivery and clearing of the delivered shares. Each purchase under the ELOC Purchase Agreement will be in a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 400% of the average daily trading value of the Common Stock over the ten days preceding the Request Notice date. In addition, pursuant to the ELOC Purchase Agreement, the Company agreed to issue to ClearThink 100,000 restricted shares of the Company’s Common Stock as a Commitment Fee and shares of common stock to the Placement Agent, namely, Craft Capital Management, LLC. The total value fair of the 100,000 Commitment Fee shares of $155,000 was capitalized as a deferred offering cost asset and will be applied against equity upon future purchases of common shares pursuant to the ELOC Purchase Agreement. The ELOC Purchase Agreement has a maturity date of 24 months from Commencement Date as defined in the ELOC Purchase Agreement. The issuance of shares to ClearThink are subject to a beneficial ownership limitation so that in no event will shares be issued which would result in ClearThink beneficially owning, together with its affiliates, more than 9.99% of the Company’s outstanding shares of Common Stock.

It is possible that we may not have access to the full amount available to us under the ELOC Purchase Agreement. We have also indemnified ClearThink pursuant to the ELOC Purchase Agreement.

On June 30, 2025, the Company and ClearThink also entered into a Securities Purchase Agreement (the SPA) under which ClearThink has agreed to purchase from the Company an aggregate of 250,000 shares of the Company’s restricted Common Stock for a total purchase price of $250,000 in two closings. The first closing occurred on the execution date of the SPA and the second closing occurring on July 30, 2025, with each closing resulting in the issuance of 125,000 shares of common stock and net proceeds of $117,500, inclusive of a $7,500 broker fee. In conjunction with the SPA, and upon the second closing in July 2025, the Company also issued warrants for the issuance of a total of 13,638 shares of the Company’s common stock to the placement agent. The warrants have a 5-year term and are exercisable at $1.10 per share.

Issuance of Common Stock for Warrant Exercise

During the nine months ended September 30, 2025, the Company issued a total of 276,941 shares of its common stock upon the cashless exercise of 300,000 warrants, as discussed above.

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

Issuance of Common Stock in Conjunction with Debt Issuances and Conversions

During the nine months ended September 30, 2025, the Company issued a total of 125,952 shares of its common stock as Original Issuance Discount on several of its debt issuances. Total fair value of the shares issued was approximately $206,000 and was recorded as debt discount and is being amortized through interest expense over the terms of the related debt. See Note 4 for further discussion of debt issued.

During the nine months ended September 30, 2025, the Company issued a total of 136,501 shares of its common stock resulting from conversion of outstanding debt to common stock. See discussion of the March 2025 Promissory Note Two and $150,000 Loan Agreement and Convertible Note in Note 4 above.

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

On July 5, 2024, the Company entered into another Loan Agreement with Dr. Salkind for additional proceeds of $50,000, and on July 23, 2024, entered into a Loan Agreement with Dr. Salkind’s son for additional proceeds of $50,000 (Salkind July 2024 Loans). The Salkind July 2024 Loans were issued under the same non-interest, repayment, and conversion terms as the Salkind June 2024 Loan.

On December 30, 2024, the Salkind June 2024 Loan and Salkind July 2024 Loans were converted into shares of the Company’s common stock at a rate of $0.50 per share. A total of $250,000 in debt principal and $11,500 in Original Issue Discount was converted into a total of 523,000 shares of common stock, in full settlement of debt outstanding to Dr. Salkind and his son. The Company recognized $11,500 in interest expense under the loans related to amortization of the OID for the year ended December 31, 2024.

On September 30, 2025, Dr. Salkind, Board Chairman, loaned the Company non-interest bearing $100,000 of short-term debt financing for working capital with a maturity date of October 17, 2025, at which time all principal is due and payable. This unsecured loan was issued with 25,000 shares of restricted common stock as original issue discount, valued at $31,250. Approximately $16,000 of the debt discount was amortized as interest expense for the periods ended September 30, 2025. The note is convertible at any time prior to the maturity date at a conversion price of $1.00 per common share.

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

April 2025 Loan Agreement

On March 31, 2025, the Company entered into a $150,000 Loan Agreement and Convertible Note, which was funded and recorded in April 2025. The loan matures on September 30, 2025, and was issued with an OID consisting of 34,286 shares of the Company’s common stock, valued at $82,286. The Company recognized $41,143 and $82,286 in interest expense associated with the amortization of the OID for the three and nine months ended September 30, 2025, respectively. The loan is to be fully settled with the issuance of restricted shares of the Company’s common stock through an automatic conversion on the maturity date, if not converted sooner at the option of the lender, at a conversion price of $1.75 per share. On September 30, 2025, the $150,000 in principal on the loan was automatically converted into 85,714 shares of the Company’s common stock in full settlement of the loan.

Merchant Agreements

In September 2024, the Company entered into an agreement for the purchase and sale of future receivables (September 2024 Merchant Agreement) with a financial institution in exchange for $250,000 in funding (the September 2024 Purchase Price), of which $98,699 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the April 2024 Merchant Agreement funding discussed above. The September 2024 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $342,250 is paid. In connection with the September 2024 Merchant Agreement, and as additional consideration, the Company has agreed to issue 1,993 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,560, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The principal remaining outstanding on the September 2024 Merchant Agreement at December 31, 2024, was approximately $172,000, net of unamortized debt discount of approximately $52,000. The balance of the Merchant Agreement funding was repaid in full in March 2025. The Company recognized approximately $52,000 in interest expense associated with the amortization of the debt discount under this agreement for the nine months ended September 30, 2025.

In December 2024, the Company entered into an agreement for the purchase and sale of future receivables (December 2024 Merchant Agreement) with a financial institution in exchange for $232,000 in funding (the December 2024 Purchase Price), of which $95,669 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the August 2024 Merchant Agreement funding discussed above. The December 2024 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $317,600 is paid. In connection with the December 2024 Merchant Agreement, and as additional consideration, the Company agreed to issue 1,484 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or $5,363, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. The principal remaining outstanding on the December 2024 Merchant Agreement at December 31, 2024, was approximately $220,000, net of unamortized debt discount of approximately $97,000, and was paid in full in June 2025. The amortization on the debt discount on this agreement was approximately $97,000 for the nine months ended September 30, 2025.

On February 28, 2025, the Company entered into an agreement for the purchase and sale of future receivables (February 2025 Merchant Agreement) with a financial institution in exchange for $260,000 in funding (the February 2025 Purchase Price), of which approximately $101,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the September 2024 Merchant Agreement funding discussed above. The February 2025 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $354,000 is paid. In connection with the February 2025 Merchant Agreement, and as additional consideration, the Company issued 1,498 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $5,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date signed by the Merchant Agreement. During the three months ended September 30, 2025, remaining obligations under the February 2025 Merchant Agreement of approximately $141,000 were rolled into a new debt agreement with the same lender (see discussion of the August 2025 Merchant Agreement below). The Company recognized approximately $43,000 and $107,000 in interest expense associated with the amortization of the debt discount for the three and nine months ended September 30, 2025, respectively.

On May 30, 2025, the Company entered into an agreement for the purchase and sale of future receivables (May 2025 Merchant Agreement) with a financial institution in exchange for $268,500 in funding (the May 2025 Purchase Price), of which approximately $100,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the December 2024 Merchant Agreement funding discussed above. The May 2025 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $365,000 is paid. In connection with the May 2025 Merchant Agreement, and as additional consideration, the Company issued 3,465 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $6,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date of the Merchant Agreement. The balance of the May 2025 Merchant Agreement funding is expected to be repaid in full within twelve months of the funding date. The principal remaining outstanding on the May 2025 Merchant Agreement was approximately $216,000, and the unamortized debt discount was approximately $43,000, at September 30, 2025. The Company recognized approximately $51,000 and $69,000 in interest expense associated with the amortization of the debt discount for the three and nine months ended September 30, 2025, respectively.

On August 14, 2025, the Company entered into an agreement for the purchase and sale of future receivables (August 2025 Merchant Agreement) with a financial institution in exchange for $260,000 in funding (the August 2025 Purchase Price), of which approximately $106,000 represented cash proceeds, and the balance applied as full settlement of the outstanding obligations under the February 2025 Merchant Agreement funding discussed above. The August 2025 Purchase Price is to be repaid through daily payments representing 12% of future customer payments on receivables until a total of approximately $354,000 is paid. In connection with the August 2025 Merchant Agreement, and as additional consideration, the Company issued 4,040 shares of its common stock to the financial institution in an amount equal to 5% of the new principal Advance Amount, or approximately $6,000, which was recorded as debt discount. The number of shares issued is equal to 5% of the Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the date of the Merchant Agreement. The balance of the August 2025 Merchant Agreement funding is expected to be repaid in full within twelve months of the funding date. The principal remaining outstanding on the August 2025 Merchant Agreement was approximately $301,000, and the unamortized debt discount was approximately $89,000, at September 30, 2025. The Company recognized approximately $24,000 in interest expense associated with the amortization of the debt discount for the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, and 2024, the Company recognized a total of approximately $118,000 and $349,000, and $107,000 and $240,000, respectively, in interest expense associated with the amortization of the debt discounts on the 2025 and 2024 Merchant Agreements discussed above.

Other Promissory Notes

In March 2024, the Company issued a promissory note in the principal amount of $126,500 with an Original Issue Discount (OID) of $16,500 (March 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the promissory note, totaling $17,710, and is payable, along with principal, in five individual payments commencing September 15, 2024, through the maturity date of January 15, 2025. In addition to the OID, the Company paid $8,150 in issuance costs associated with the 2024 March Promissory Note and recorded a debt discount totaling $24,650 which is being amortized over the repayment period of the principal through interest expense. The Company recognized approximately $1,000 in interest expense for the nine months ended September 30, 2025, and approximately $1,000 and $8,000 in interest expense for the three and nine months ended September 30, 2024, respectively, associated with amortization of the debt discount on the March 2024 Promissory Note. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2024 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2024 Promissory Note. All outstanding obligations under the March 2024 Promissory Note were settled in full during the quarter ended March 31, 2025.

In April 2024, the Company issued a promissory note in the principal amount of $96,000 with an Original Issue Discount of $16,000 (April 2024 Promissory Note). Interest is charged on the principal at 15% upon issuance of the April 2024 Promissory Note, totaling $14,400, and is payable, along with principal, in ten individual payments of $11,040 commencing May 30, 2024, through the maturity date of September 30, 2025. The Company recognized approximately $6,000 in interest expense for the nine months ended September 30, 2025, and $18,000 in interest expense for the three and nine months ended September 30, 2024, associated with amortization of the debt discount on the April 2024 Promissory Note. Solely upon an event of default, and at the option of the holder of the April 2024 Promissory Note, all amounts outstanding under the April 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the April 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the April 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. All remaining outstanding obligations under the April 2024 Promissory Note were settled in full during the quarter ended March 31, 2025.

In September 2024, the Company issued a promissory note in the principal amount of $98,900 with an Original Issue Discount of $20,300 (September 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the September 2024 Promissory Note, totaling $15,406, and is payable, along with principal as follows: $56,373 due March 15, 2025, $14,093 due on each of April 15, 2025, and August 15, 2025, and $14,874 due on June 15, 2025, and on the maturity date of July 15, 2025. The Company recognized approximately $4,000 and $20,000 in interest expense for the three and nine months ended September 30, 2025, respectively, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the September 2024 Promissory Note, all amounts outstanding under the September 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the September 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the September 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. All remaining obligations under the September 2024 Promissory Note were settled in full during the three months ended September 30, 2025.

In December 2024, the Company issued a promissory note in the principal amount of $132,250 with an Original Issue Discount of $24,450 (December 2024 Promissory Note). Interest is charged on the principal at 14% upon issuance of the December 2024 Promissory Note, totaling $18,515, and is payable, along with principal as follows: $75,383 due June 15, 2025, $18,846 due on each of July 15, 2025, August 15, 2025, September 15, 2025, and October 15, 2025 (the Maturity Date). The Company recognized approximately $7,000 and $22,000 in interest expense for the three and nine months ended September 30, 2025, respectively, associated with amortization of the debt discount. Solely upon an event of default, and at the option of the holder of the December 2024 Promissory Note, all amounts outstanding under the December 2024 Promissory Note become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the December 2024 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the December 2024 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. Approximately $18,000 of principal and $3,000 of unamortized OID remain outstanding at September 30, 2025.

In March 2025, the Company issued a promissory note in the principal amount of $62,060 with an Original Issue Discount (OID) of $8,560 (March 2025 Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the March 2025 Promissory Note One. The Company recognized approximately $4,000 and $7,000 in interest expense for the three and nine months ended September 30, 2025, respectively, associated with the amortization of the total debt discount. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the March 2025 Promissory Note One are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, all outstanding obligations under the March 2025 Promissory Note One shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note One. Approximately $25,000 of principal and $6,000 of unamortized OID remain outstanding at September 30, 2025.

Also in March 2025, the Company issued a convertible promissory note in the principal amount of $103,750 (March 2025 Promissory Note Two). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of March 15, 2026. The Company paid $7,900 in issuance costs associated with the March 2025 Promissory Note Two. The Company recognized approximately $6,000 and $8,000 in interest expense for the three and nine months ended September 30, 2025, respectively, associated with the amortization of the debt discount. Solely at the option of the holder, and from the period 180 days from the date of the Note through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of general default, all outstanding obligations under the March 2025 Promissory Note Two shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the March 2025 Promissory Note Two. During the 180-day period commencing on the effective date of the promissory note, the Company may prepay the principal plus a pre-payment fee of up to 125% of the outstanding principal balance, plus interest. A fee of $1,500 will be charged a maximum of nine times upon each conversion of at least $15,000 of combined principal and interest. During the three months ended September 30, 2025, the Company negotiated two individual partial settlements of $20,000 in principal outstanding on the March 2025 Promissory Note Two with the lender, totaling $40,000, resulting in the conversion of said principal into a total of 50,787 shares of the Company’s common stock, at per share conversions rates of $0.85 and $0.73 respectively. In addition, the remaining principal outstanding after the conversions of $63,750 was paid early, and settled in full, resulting in an additional early payoff fee of approximately $37,000, presented as loss on debt extinguishment on the accompanying consolidated statement of operations.

On March 31, 2025, the Company entered into a $150,000 Loan Agreement and Convertible Note, which was funded and recorded in April 2025. The loan matures on September 30, 2025 (Maturity Date) and was issued with an Original Issue Discount consisting of 34,286 shares of the Company’s common stock, valued at $82,286. The Company recognized approximately $41,000 and $82,000 in interest expense for the three and nine months ended September 30, 2025, respectively, associated with the amortization of the Original Issue Discount. The loan was fully settled with the issuance of 85,714 restricted shares of the Company’s common stock through an automatic conversion on the Maturity Date, at a conversion price of $1.75 per share.

On July 8, 2025, the Company issued a convertible promissory note in the principal amount of $156,000 (July 2025 Promissory Note). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of April 30, 2026. The Company paid $12,000 in issuance costs associated with the July 2025 Promissory Note, recorded as a debt discount. Solely at the option of the Holder, and from the period 180 days from the date of the July 2025 Promissory Note through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the July 2025 Promissory Note are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of general default, all outstanding obligations under the July 2025 Promissory Note shall become due and payable at 150% of the outstanding principal amount plus accrued and unpaid interest, plus any other amounts owed under the July 2025 Promissory Note. During the 180-day period commencing on the effective date of the July 2025 Promissory Note, the Company may prepay the principal plus a pre-payment fee of up to 125% of the outstanding principal balance, plus interest. A fee of $1,500 will be charged a maximum of nine times upon each conversion of at least $15,000 of combined principal and interest. The Company recognized approximately $4,000 in interest expense associated with amortization of the debt discount for the three months ended September 30, 2025. The full principal amount of $156,000 remains outstanding at September 30, 2025.

On July 17, 2025, the Company issued a convertible promissory note in the principal amount of $258,750, including Original Issue Discount (OID) of $33,750 (Second July 2025 Promissory Note). The Second July 2025 Promissory Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the Closing Date. Principal and OID on the Second July 2025 Promissory Note is payable in cash as follows (i) $142,312 on January 16, 2026, and (ii) five monthly payments of $23,719 commencing on February 17, 2026, through June 17, 2026. The Company paid approximately $18,000 in issuance costs associated with the Second July 2025 Promissory Note, recorded as debt discount along with the OID. Solely at the option of the Holder, and commencing on the earlier of (i) the date that an Event of Default occurs or (ii) the date the Company fails to pay amounts payable under the repayment terms of the Second July 2025 Promissory Note, all amounts outstanding are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of nonpayment of amounts due and payable under the Second July 2025 Promissory Note, all outstanding obligations shall bear interest at the rate of the lessor of (i) 22% per annum and (ii) the maximum amount permitted by law, from the due date thereof until said amounts are paid. The Company may prepay the principal at any time without penalty. A fee of $1,750 will be charged on each conversion up to a maximum of $10,500. The Company recognized approximately $16,000 in interest expense associated with amortization of the total debt discount for the three months ended September 30, 2025. The full principal amount of $258,750, and $36,000 in unamortized debt discount, remain outstanding at September 30, 2025.

On September 15, 2025, the Company issued a promissory note in the principal amount of $127,650, including an Original Issue Discount of $27,650 (September 2025 Promissory Note). Interest is charged on the principal at 12% upon issuance of the September 2025 Promissory Note, totaling $15,318, and is payable, along with principal, as follows: $71,484 due March 15, 2026, $17,871 due on each of April 15, 2026, May 15, 2026, June 15, 2026, and July 15, 2026 (the Maturity Date). Solely upon an event of default, and at the option of the Holder of the September 2025 Promissory Note, all amounts outstanding become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. In the event of default, the September 2025 Promissory Note shall become due and payable at 150% of the outstanding principal amount of the September 2025 Promissory Note plus accrued and unpaid interest, plus any other amounts owed under the promissory note. The Company recognized approximately $2,000 in interest expense for the three months ended September 30, 2025, associated with amortization of the debt discount. The full principal amount of $127,650, and $26,000 of unamortized debt discount, remain outstanding at September 30, 2025.

Effective September 26, 2025, the Company entered into two Subscription Agreements and Convertible Promissory Notes with two individuals, for a total of $200,000 in principal. The unsecured loans were issued with a total of 66,666 shares of restricted common stock as original issue discount. Principal on the Convertible Promissory Notes is automatically is convertible at a conversion price of $1.00 per common share on the maturity dates of March 31, 2026.

In August 2024, the Company entered a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual $150,000 premium related to the D&O insurance policy. The Company paid $37,500 in premium up front, and financed the remaining $112,500 in premium owed. Unpaid premium principal incurs interest at a rate of 8.14% per annum, with nine monthly payments of principal and interest of $12,928 through May 2025. In August 2025, the insurance policy was renewed for $150,000 in annual premium. The Company paid $37,500 in premium up front, and financed the remaining $112,500 in premium owed at an annual financing rate of 7.81%, which includes nine monthly payments of premium principal and interest of $3,693 commencing September 30, 2025, with final payment due May 31, 2026. Premium principal remaining outstanding under the 2025 financing arrangement was $100,000 at September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: November 14, 2025	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: November 14, 2025	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

