Form 10-K
period 2025-12-31
Mobiquity Technologies, Inc.
filed 2026-04-08
CIK 1084267

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 001-41117

MOBIQUITY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

New York	11-3427886
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Torrington Lane Shoreham, NY	11786
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(516) 246-9422

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

As of June 30, 2025, the number of shares of Common Stock held by non-affiliates was approximately 12,689,000 based upon 21,339,337 shares of Common Stock outstanding. The approximate market value based on the last sale (i.e. $1.55 per share as of June 30, 2025) of the Company’s Common Stock held by non-affiliates was approximately $19,668,000.

The number of shares outstanding of the Registrant’s Common Stock as of March 30, 2026, was 25,426,386.

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

i

ii

PART I

Item 1. Business

Company Background

Mobiquity Technologies, Inc. (“Mobiquity,” “we,” “our,” or the “Company”) is an advertising technology and data intelligence company that develops software platforms enabling digital advertising execution, audience analytics, and publisher monetization while supporting evolving privacy and data compliance requirements.

Our technology infrastructure supports advertisers, agencies, publishers, and enterprise clients through three proprietary platforms:

•	Advertising Technology Operating System (ATOS Platform)

•	Data Intelligence Platform

•	Publisher Platform for Monetization and Compliance

These platforms may operate independently or as an integrated technology stack providing end-to-end advertising and data management capabilities.

Our Products

The ATOS Platform

The Advertising Technology Operating System (“ATOS”) is our core programmatic advertising platform designed to automate the buying, selling, delivery, and measurement of digital advertising inventory across mobile, desktop, connected television (CTV), and other internet-connected devices.

ATOS incorporates artificial intelligence (“AI”) and machine learning (“ML”) technologies to optimize campaign performance, automate inventory management, and improve audience targeting.

Based on internal platform activity logs, ATOS processes approximately 10 billion advertising opportunities per day.

Key capabilities include:

•	Ad serving and demand-side platform functionality
•	AI-driven campaign optimization
•	Audience and location targeting
•	Contextual targeting and identity graph integration
•	Real-time analytics and campaign reporting
•	Fraud detection and inventory quality tools
•	Private marketplace capabilities

The ATOS platform consists primarily of proprietary internally developed technology supplemented by certain open-source software components.

Data Intelligence Platform - MobiExchange

Our Data Intelligence Platform, marketed as MobiExchange, provides data ingestion, normalization, and analytics capabilities designed to transform large volumes of data into actionable insights for advertisers and enterprise clients.

The platform aggregates multiple forms of data including location, transactional, contextual, and behavioral data. Using distributed computing and machine learning technologies, MobiExchange enables customers to analyze audiences, develop marketing insights, and build custom data products.

MobiExchange is offered primarily as a software-as-a-service (“SaaS”) platform allowing users to access analytics, segmentation, and reporting tools through a self-service environment.

The platform is hosted on Amazon Web Services (AWS) infrastructure and supports scalable data processing and analytics workloads.

CMOne Publisher Platform (Formerly AdHere)

Our CMOne platform, formerly marketed as AdHere, is a publisher monetization and compliance platform designed to enable digital publishers to manage first-party data, comply with evolving privacy regulations, and optimize advertising revenue.

CMOne represents an enhanced version of the original AdHere platform and incorporates expanded functionality including:

•	AI-assisted campaign optimization
•	First-party data activation and audience segmentation
•	Integrated privacy and consent management tools
•	Direct advertising sales management
•	Programmatic inventory monetization tools

The platform addresses industry changes resulting from increased privacy regulation and the decline of third-party identifiers, enabling publishers to maintain control over audience data while monetizing digital inventory in a compliant manner.

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

Our Revenue Sources

The Company generates revenue primarily through two operating models:

Platform Licensing. Clients license one or more of our platforms on a SaaS or white-label basis and pay fees typically based on platform usage or a percentage of advertising spend.

Managed Services. Under managed services arrangements, we operate advertising campaigns or platform services on behalf of clients and receive service fees or a percentage of advertising revenue.

Our customers include advertising agencies, brands, publishers, and other advertising technology companies.

Our Strategic Partnership with Context Networks

In November 2024, we expanded our strategic partnership with Context Networks, a company focused on advertising technology for casino and gaming environments.

Through this partnership, Mobiquity’s advertising technology platform supports targeted advertising across gaming machines, casino kiosks, mobile applications, and digital displays within casino ecosystems.

Initial deployments have included installations across entertainment venues and gaming locations in Wisconsin in partnership with River City Amusements and WarHorse Gaming in Nebraska through NRT Technology. These deployments convert existing gaming displays and various venue screens into monetizable digital advertising inventory.

Management believes this partnership positions the Company to participate in the emerging convergence of gaming, retail media, and digital advertising technologies.

Casino Advertising Network Exposure

Through our partnership with Context Networks, Mobiquity provides the core advertising technology infrastructure powering advertising delivery within casino gaming environments.

Management believes Mobiquity is currently the only publicly traded advertising technology company with exposure to a programmatic advertising network integrated directly into casino gaming devices and related gaming infrastructure.

This ecosystem enables advertisers to reach consumers across multiple casino touchpoints including gaming machines, financial kiosks, digital signage, and loyalty applications. The network also allows casino operators to generate non-gaming revenue from existing digital assets without significant new capital investment.

Our Intellectual Property

Our technology portfolio consists primarily of proprietary software, algorithms, trade secrets, and internally developed systems supporting our advertising and data platforms.

We protect our intellectual property through confidentiality agreements, internal security policies, and employee invention assignment agreements.

The Company also owns two patents related to legacy mobile location-based advertising technologies that are not material to our current operations.

Governmental Regulations

Our business is subject to various laws and regulations governing data privacy, consumer protection, and digital advertising practices.

These regulations include laws relating to the collection, storage, and use of consumer data such as the European Union’s General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”).

Changes in these laws or their interpretation may increase compliance costs or require modifications to our technology platforms or business practices.

Competition

We operate in competitive segments of the advertising technology and data analytics industries.

Competitors include companies offering advertising infrastructure, identity resolution services, and privacy compliance tools, including LiveRamp, The Trade Desk, and OneTrust.

Many of our competitors have greater financial and operational resources. We believe our competitive positioning is supported by our integrated technology stack combining advertising infrastructure, data intelligence, and publisher monetization capabilities.

Employees and Contractors

As of March 2026, the Company has eight employees, including executive management, engineering personnel, sales personnel, and administrative staff. We also engage independent contractors and consulting firms to support development and operational functions.

Customers

For fiscal 2025 and 2024, two customers accounted for approximately 85% and 58% of our revenues, respectively. Customer contracts generally do not require long-term commitments and may be terminated with limited notice.

Corporate Structure

Mobiquity conducts operations through two wholly owned subsidiaries, Advangelists, LLC and Mobiquity Networks, Inc. Our corporate structure is as follows:

Reporting to Security Holders

We file annual, quarterly, and current reports with the U.S. Securities and Exchange Commission (“SEC”), including Forms 10-K, 10-Q, and 8-K. These filings are available through the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Investing in our Common Stock involves a high degree of risk. Before investing in our Common Stock, you should carefully consider the risks described below, as well as the other information in this Form 10-K, including our consolidated financial statements and the related notes. In addition, we may face additional risks and uncertainties not currently known to us, or which as of the date of this registration statement we might not consider significant, which may adversely affect our business. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment. Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

Risks Relating to our Business Operations

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the past several fiscal years.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2025, and 2024, we reported net losses of $10,434,289 and $8,593,182, respectively, and net cash used in operating activities of $5,355,051 and $2,406,881, respectively. As of December 31, 2025, we had an aggregate accumulated deficit of $236,067,810. Our operating losses for the past several years are primarily attributable to the transformation of our company into an advertising technology corporation. We can provide no assurances that our operations will generate consistent or predictable revenue or be profitable in the foreseeable future. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern, and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the past several fiscal years. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if this offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity.

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

Our revenue declined significantly in 2025, and our future revenue may remain volatile.

Revenue for the year ended December 31, 2025 declined approximately 95% from the prior year. A significant portion of 2024 revenue was derived from political advertising activity that did not recur in 2025. In addition, our remaining recurring revenue base declined due to reduced customer activity and customer concentration. Political advertising revenue is cyclical and may not recur at comparable levels in future periods, and there can be no assurance that revenue from our software platforms, managed services arrangements, or strategic partnerships will offset prior declines. As a result, our operating results may continue to vary significantly from period to period.

We may be required to record impairment charges related to capitalized software development costs.

As of December 31, 2025, we carried approximately $2.5 million of capitalized software development costs. Because our current revenue is limited and future cash flows depend on successful commercialization and adoption of our platforms, changes in expected revenue growth, customer demand, implementation timing, or strategic priorities may indicate that the carrying value of these assets is not recoverable. If projected future cash flows do not support the carrying value of these assets, we may be required to record material impairment charges, which could adversely affect our results of operations and financial condition.

We are dependent on key strategic partnerships, including our relationship with Context Networks.

Our growth strategy is dependent, in part, on our strategic partnership with Context Networks and related distribution partners. If these relationships are terminated, delayed, or fail to scale as expected, our ability to generate revenue from emerging advertising channels could be materially adversely affected.

Our expansion into casino and gaming-based advertising environments involves significant execution risk.

We are pursuing growth opportunities in casino and gaming-based advertising environments, which represent an emerging market. There can be no assurance that advertisers will adopt this channel at scale, that casino operators will continue to support deployment, or that revenue will develop as anticipated. Failure of this market to mature could materially adversely affect our business.

Our artificial intelligence capabilities may not perform as expected.

Our platforms incorporate artificial intelligence and machine learning technologies. These technologies may not perform as expected, may produce inaccurate or suboptimal results, and require ongoing development. If our AI capabilities do not deliver measurable improvements, our competitive position and customer relationships may be adversely affected.

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

For the years ended December 31, 2025, and 2024, total sales of our products to two customers represented approximately 64% and 58% of our revenues, respectively. Our contracts with our customers generally do not obligate them to a specified term and they can generally terminate their relationship with us at any time with a minimal amount of notice. If we lose any of our customers, or any of them decide to scale back on purchases of our products, it will have a material adverse effect on our financial condition and prospects. Therefore, we must engage in continual sales efforts to maintain revenue, sustain our customer relationships, and expand our client base or our operating results will suffer. If a significant client fails to renew a contract or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business is not obtained to replace or supplement that which was lost. We may require additional financial resources to expand our internal and external sales capabilities, although we plan to use a portion of the net proceeds of this offering for this purpose. We cannot assure that we will be able to sustain our customer relationships and expand our client base. The loss of any of our current customers or our inability to expand our customer base will have a material adverse effect on our business plans and prospects.

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

Our cybersecurity program is managed by our Chief Technology Officer. Most of the information generated and collected by us is stored and maintained by third-party vendors and service providers, who have demonstrated their own cybersecurity protocols which our management believes to be adequate for protecting our digital files in their possession. Our CTO is responsible for assessing and managing cybersecurity risks. Our CTO has cybersecurity expertise. The Company has implemented cybersecurity processes appropriate for its size and complexity, though such processes are continuing to evolve.

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

As of March 25, 2026, we have 25,363,869 shares of common stock outstanding. The possibility that substantial amounts of common stock and warrants may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities or impair our shareholders’ ability to sell on the open market. Additionally, any substantial increase of our shares that are eligible to be sold into the market in the near future could cause the market price of our common shares to drop significantly, even if our business is doing well.

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

Currently, our principal stockholders, directors, and executive officers beneficially own, in the aggregate, approximately 43% of our outstanding common stock (including derivative securities convertible into common stock). The interests of our current directors and executive officers may differ from the interests of other stockholders. As a result, these current directors and officers could have the ability to exercise material influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Our restated certificate of incorporation, as amended, and by-laws and New York law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. In addition, provisions of our restated certificate of incorporation, as amended, by-laws and New York law impose various procedural and other requirements, which could make it more difficult for shareholders to affect certain corporate actions. These provisions include, among others:

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

Our bylaws ensure that we will indemnify our directors, officers and employees to the fullest extent permitted by law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. We believe that these provisions are necessary to attract and retain qualified people as directors and officers.

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

The sales practice requirements of the Financial Industry Regulatory Authority’s (“FINRA”) may limit a stockholder’s ability to buy and sell our Common Stock.

FINRA has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our Common Stock and could have an adverse effect on the market for and price of our Common Stock.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We may need to raise capital in the future to fund the development of our business. Any equity financing may have significant dilutive effect to stockholders and a material decrease in our stockholders’ equity interest in us. Equity financing, if obtained, could result in substantial dilution to our existing stockholders. At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

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

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings. However, the following legal matter became final in the third quarter of 2025;

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

Quarters Ended	High	Low
March 31, 2025	$3.93	$2.00
June 30, 2025	$2.33	$1.41
September 30, 2025	$1.74	$1.16
December 31, 2025	$1.80	$1.10
March 31, 2024	$1.25	$0.31
June 30, 2024	$2.00	$0.65
September 30, 2024	$3.25	$1.68
December 31, 2024	$4.45	$2.39

The closing sales price on April 2, 2026, was $0.81 per share. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown, or commissions.

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

2021 Warrants

Our 2021 Warrants commenced trading on the NasdaqCM on December 9, 2021, under the symbol “MOBQW.” The warrants are currently exercisable at $74.70. The closing sales price of the 2021 Warrants on March 25, 2026 was $0.00. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

Holders of Record

As of March 10, 2026, there were 138 active holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. As of March 2, 2026, the Company has a list consisting of 1,528 beneficial (“NOBO”) holders who do not object to having their names provided to the Company. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, New York NY.

DIVIDEND POLICY

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends on our capital stock in the foreseeable future. From January 2, 2024, through August 6, 2024, the conversion date of the series H Preferred Stock, the Company was required to pay monthly cash dividends or common stock dividends to holders of our Series H Preferred Stock. It is the present intention of management to utilize all available funds and future earnings for the development of the Company’s business. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. Our future ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities.

RECENT SALES OF UNREGISTERED SECURITIES

(a)    For fiscal 2024 and 2025, we had no sales or issuances of unregistered capital stock, except as described below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2024	Common Stock	5,708,734 shares	Shares sold for cash of $4,026,950	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	200,000 shares	Common stock subscribed	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	225,010 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	7,684,730 shares	Conversion of Series H Preferred stock	Section 3 (a)(9)	Not applicable

2024	Common stock	749,000 shares	Note conversion Conversion of Series H	Section 3 (a)(9)	Not applicable

2024	Common Stock	158,840 shares	Preferred dividends	Section 3 (a)(9)	Not applicable

2025	Common Stock	621,309 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	3,160,071 shares	Shares sold for cash of $3,348,987	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	127,320 shares	Stock issued for Investment	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	153,644 shares	Note conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	276,941 shares	Warrant conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	490,968 shares	Original issue discount	Section 3 (a)(9)	Not applicable

Issuance of Common Stock Shares and Warrants for Services

During the years ended December 31, 2025 and 2024, the Company entered into several consulting agreements with unrelated entities for business development and general business consulting services (Consulting Agreements). The terms of the agreements ranged from three to twelve months. Compensation under the Consulting Agreements consisted of cash payments as well as common stock shares and warrant issuances. Any cash paid in advance, along with the fair value of any common stock shares and warrants issued, is recorded as a prepaid asset and amortized through professional fees expense (for cash compensation) or stock-based compensation expense (for stock-based instruments issued).

During 2025 and 2024, common stock shares issued under the Consulting Agreements totaled 480,000 and 25,000, respectively, and warrant shares issued totaled 150,000 and 350,000 for 2025 and 2024, respectively. The fair value of the common shares issued totaled approximately $1,219,000 and $12,000, and the fair value of the warrants issued totaled approximately $191,000 and $1,002,000 for the years ended December 31, 2025 and 2024, respectively. The fair value of the common stock issued was based on the per share market price of the Company’s stock at the date of each respective agreement and ranged from $1.53 to $2.74. The fair value of the warrants was determined based on the Black-Scholes model. The exercise prices of the warrants ranged from $0.50 to $1.00 per share and are exercisable over a period ranging from three to five years. Stock-based compensation expense recognized under these Consulting Agreements for the years ended December 31, 2025 and 2024 was approximately $1,213,000 and $12,000, respectively. Unamortized compensation was approximately $197,000 at December 31, 2025, and is expected to be recognized in full during 2026. During the year ended December 31, 2025, the 100,000 warrant shares issued under Consulting Agreements in December 2024 were exercised on a cashless basis resulting in the issuance of 87,277 common shares. 380,000 warrant shares remain outstanding at December 31, 2025.

During the year ended December 31, 2024, the Company issued a total of 46,010 shares of common stock as service fees in conjunction with the Merchant Agreements described in the footnotes to the consolidated financial statements. The total value of the shares issued equaled approximately $41,000.

During July 2025, and in conjunction with a non-exclusive finder’s arrangement with a third party dated December 6, 2024, the Company issued a total of 25,807 shares of common stock and warrants to purchase a total of 13,638 shares of common stock. The common stock and warrants were issued as a placement agent fee to the third party for the completion of the Strata discussed below. The warrants are exercisable at any time at $1.10 per share through June 30, 2030. The fair value of the common stock and warrants was $40,000 and $19,938, respectively, and is included in general and administrative expenses on the accompanying consolidated statement of operations for the year ended December 31, 2025.

Issuance of Common Stock in Conjunction with Debt Issuances and Conversions

As discussed in Note 4, on December 30, 2024, a total of $250,000 in debt principal and $11,500 in OID under the 2024 Salkind Loans was converted into a total of 523,000 shares of common stock, in full settlement of obligations outstanding under the 2024 Salkind Loans.

Also on December 30, 2024, outstanding principal totaling $57,000 and OID totaling $20,000 under the Attorney Loans were converted into 154,000 shares of the Company’s common stock at a rate of $0.50 per share. In addition, outstanding principal totaling $60,000 and OID totaling $12,000 under the Attorney Loans were converted into a total of 72,000 shares of common stock at a rate of $1.00 per share.

During the year ended December 31, 2025, the Company issued a total of 506,470 shares of its common stock recorded as debt discount on several of its debt issuances. Total fair value of the shares issued was approximately $736,000 and is being amortized through interest expense over the terms of the related debt.

During the year ended December 31, 2025, the Company issued a total of 153,644 shares of its common stock, at a total value of $220,000, resulting from conversion of outstanding debt to common stock. See discussion of the Related Party – Other Loans, March 2025 Promissory Note Two and $150,000 Loan Agreement and Convertible Note in Note 4 above.

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

On June 30, 2025, the Company entered into a Strata Purchase Agreement (the Strata) with ClearThink Capital Partners, LLC (ClearThink). Pursuant to the Strata, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a Request Notice), and subject to the other terms and conditions set forth in the Strata, up to an aggregate of $4,000,000 of the Company’s Common Stock. The purchase price of the shares of Common Stock to be purchased under the Strata will be equal to 91% of the three lowest daily volume weighted average prices during a valuation period of eight trading days, beginning seven trading days preceding the draw down or put notice to one trading day commencing on the first trading day following delivery and clearing of the delivered shares. Each purchase under the Strata will be a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 400% of the average daily trading value of the Common Stock over the ten days preceding the Request Notice date. In addition, pursuant to the Strata, the Company agreed to issue to ClearThink 100,000 restricted shares of the Company’s Common Stock as a Commitment Fee and shares of common stock to the Placement Agent, namely, Craft Capital Management, LLC, at a total value fair of $155,000. The Strata has a maturity date of 24 months from Commencement Date as defined in the Strata. The issuance of shares to ClearThink are subject to a beneficial ownership limitation so that in no event will shares be issued which would result in ClearThink beneficially owning, together with its affiliates, more than 9.99% of the Company’s outstanding shares of Common Stock.

It is possible that we may not have access to the full amount available to us under the Strata. We have also indemnified ClearThink pursuant to the Strata.

Also on June 30, 2025, the Company and ClearThink entered into a Securities Purchase Agreement (the SPA) under which ClearThink has agreed to purchase from the Company an aggregate of 250,000 shares of the Company’s restricted Common Stock for a total purchase price of $250,000 in two closings. The first closing occurred on the execution date of the SPA and the second closing occurring on July 30, 2025, with each closing resulting in the issuance of 125,000 shares of common stock and net proceeds of $117,500, inclusive of a $7,500 broker fee. In conjunction with the SPA, and upon the second closing in July 2025, the Company also issued warrants for the issuance of a total of 13,638 shares of the Company’s common stock to the placement agent, with a total fair value of $19,938. The warrants have a 5-year term and are exercisable at $1.10 per share.

During 2025, and included in the 3,160,071 common stock shares issued for cash discussed below, the Company received net proceeds of $466,987 from future put notices issued under the Strata at prices ranging from $1.11 to $1.23 per share through the issuance of an aggregate of 400,000 shares of common stock under a Form S-1 Registration Statement which became effective in August 2025.

During the year ended December 31, 2025, the Company raised a total of $3,348,987 in cash from various accredited investors in conjunction with common stock subscription and equity agreements, resulting in the issuance of a total of 3,160,071 shares of common stock at a cash per share prices ranging from $1.00 to $1.75. One of the agreements also included the issuance of 107,143 additional shares issued to the investor as an incentive for the investor to provide potential future equity funding based on certain financial results of the Company acceptable to the investor. Cash proceeds received were recorded net of direct financing fees totaling $21,500.

Issuance of Common Stock for Warrant Exercise

In fiscal 2025, the Company issued a total of 276,941 shares of its common stock upon the cashless exercise of 300,000 warrants, as discussed above.

Issuance of Common Stock in Exchange for Equity Investment

In February 2025, the Company expanded its strategic alliance with Context Networks, Inc. (Context), a private company that provides a programmatic advertising platform leveraging private blockchain technology for the gaming industry. In connection with this expansion, the Company issued 127,230 shares of its restricted common stock in exchange for 274,725 shares of Context’s restricted common stock. The transaction was valued based on the Company’s closing market price of $3.93 per share on the effective date of the exchange. As a result of this transaction, each party holds a minority ownership interest in the other.

Treasury Stock

In the year ended December 31, 2024, the Company repurchased 17 shares of common stock for $6, recorded as treasury stock. There were no repurchases of the Company’s common stock for the year ended December 31, 2025.

Exemption from registration is claimed under Section 4(2). Section 3(a)(9) and Rule 506 of the Securities Act of 1933, as amended. No commissions were paid with respect to the aforementioned securities transactions.

DEBT

Related Party - Salkind Loans

During 2024, the Company entered into five individual short-term unsecured loans with Dr. Gene Salkind, the Company’s Board Chair, as well as individuals related to Dr. Salkind, for working capital purposes (2024 Salkind Loans). Total gross borrowings under the 2024 Salkind Loans were $250,000, were issued with a total of $11,500 in Original Issue Discount (OID), and payable on demand. Interest associated with the 2024 Salkind Loans ranged from non-interest bearing to 10% per annum, and included a conversion feature whereas the lenders had the option to convert the principal and OID into shares of the Company’s common stock at a rate of $0.50 per share.

On December 30, 2024, a total of $250,000 in debt principal and $11,500 in OID under the 2024 Salkind Loans was converted into a total of 523,000 shares of common stock, in full settlement of obligations outstanding under the 2024 Salkind Loans. The Company recognized $11,500 in interest expense under the 2024 Salkind Loans related to amortization of the OID for the year ended December 31, 2024.

During 2025, the Company entered into two additional individual short-term unsecured loans with Dr. Salkind for additional working capital purposes (2025 Salkind Loans). Total gross borrowings under the 2025 Salkind Loans were $275,000 and were issued with an OID of $25,000, along with 25,000 shares of restricted common stock valued at $31,250, for a total debt discount recorded of $56,250, with maturity dates in March 2026, as amended, at which time all principal is due and payable. Total debt discount of approximately $33,000 was amortized as interest expense for the year ended December 31, 2025, based on the loans’ original maturity dates. Principal of $100,000 is convertible at any time prior to the maturity date at a conversion price of $1.00 per common share. Principal of $275,000 and unamortized debt discount of approximately $23,000 remain outstanding at December 31, 2025. Principal of $150,000 plus $25,000 in OID was repaid in January 2026.

Related Party - Other Loans

During the year ended December 31, 2024, the Company entered into several unsecured non-interest bearing loan agreements with its corporate attorney in exchange for cash or the cancellation of invoices outstanding related to legal services performed by the attorney (Attorney Loans).

Gross proceeds received under the Attorney Loans totaled $300,000 for working capital purposes, and were issued with a total of $32,000 in OID, and are payable generally on demand after December 31, 2024. An additional $20,000 in principal, and $5,000 in OID, was related to a loan issued in exchange for settlement of accounts payable with the attorney. Total principal of $210,000 and OID of $33,000 is convertible into shares of restricted common stock at rates ranging from $0.50 to $1.00 per share, at the option of the debt holder.

Prior to December 31, 2024, the Company repaid $203,000 in principal and $5,000 in OID under the Attorney Loans. On December 30, 2024, outstanding principal totaling $57,000 and OID totaling $20,000 were converted into 154,000 shares of the Company’s common stock at a rate of $0.50 per share. In addition, outstanding principal totaling $60,000 and OID totaling $12,000 were converted into a total of 72,000 shares of common stock at a rate of $1.00 per share. No principal under the Attorney Loans was outstanding at December 31, 2024. The Company recognized $37,000 in interest expense under the Attorney Loans related to amortization of OID for the year ended December 31, 2024.

During the year ended December 31, 2025, the Company entered into a Loan Agreement with its corporate attorney effectively agreeing to convert $24,000 in trade payables into a demand promissory note, plus $6,000 in OID. The Loan Agreement included a conversion feature, at the sole option of the attorney, to convert the outstanding obligations into shares of the Company’s restricted common stock at a conversion price of $1.75 per share. In February 2025, the lender agreed to convert the loan principal and original issue discount into 17,143 shares of common stock, at a fair value of $30,000, in full settlement of the Loan Agreement.

Merchant Agreements

During the year ended December 31, 2024, the Company entered into five individual agreements with the same financial institution (Merchant Lender) for the purchase and sale of future receivables (the 2024 Merchant Agreements). The 2024 Merchant Agreements were issued in exchange for total gross cash funding of approximately $1,082,000, of which approximately $585,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of other outstanding obligations with the Merchant Lender, net of other fees. The Purchase Prices associated with the 2024 Merchant Agreements are to be repaid through daily payments representing a percentage of future customer payments on receivables until a total of approximately $1,481,000 is repaid, resulting in the recording of approximately $452,000 in debt discount. In connection with the issuances of the 2024 Merchant Agreements, and as additional consideration, the Company agreed to issue a total of 39,245 shares of its common stock to the Merchant Lender in an amount equal to 5% of the new principal Advance Amounts divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the effective date of the agreements, for a total fair value of approximately $37,000, which was included in the debt discount. No principal or unamortized discount remains outstanding on the 2024 Merchant Agreements at December 31, 2025. Total principal remaining outstanding on the 2024 Merchant Agreements at December 31, 2024 was approximately $542,000, and unamortized debt discount was approximately $150,000. The Company recognized approximately $150,000 and $302,000 in interest expense associated with the amortization of the debt discounts under the 2024 Merchant Agreements for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company entered into five individual agreements with the Merchant Lender for the purchase and sale of future receivables (the 2025 Merchant Agreements). The 2025 Merchant Agreements were issued in exchange for total gross cash funding of approximately $1,132,000, of which approximately $457,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of other outstanding obligations with the Merchant Lender, net of other fees. The Purchase Prices associated with the 2025 Merchant Agreements are to be repaid through daily payments, ranging from $506 to $1,872, representing a percentage of future customer payments on receivables until a total of approximately $1,543,000 is repaid, resulting in the recording of approximately $477,000 in debt discount. In connection with the 2025 Merchant Agreements, and as additional consideration, the Company agreed to issue a total of 15,502 shares of its common stock to the Merchant Lender in an amount equal to 5% of the new principal Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the effective date of the agreements, for a total fair value of approximately $26,000, which was included in the debt discount. Total principal remaining outstanding on the 2025 Merchant Agreements at December 31, 2025 was approximately $586,000, and unamortized debt discount outstanding was approximately $163,000. The Company recognized approximately $313,000 in interest expense associated with the amortization of the debt discounts under the 2025 Merchant Agreements for the year ended December 31, 2025.

2024 Promissory Notes

During the year ended December 31, 2024, the Company issued four individual promissory notes with the same financial institution (Lender One) for aggregate principal of $453,650 and aggregate OID of $77,250, recorded as debt discount (2024 Lender One Promissory Notes), and is being amortized over the repayment period of the principal through interest expense. Interest is charged on the principal at rates ranging from 14% to 15% per annum, totaling approximately $66,000, and is payable, along with principal, in various periodic payment amounts and at various dates through the maturity dates of January 15, 2025 to October 15, 2025. For one of the 2024 Lender One Promissory Notes, the Company also paid $8,150 in issuance costs which was recorded as part of the total debt discount. Solely upon an event of default, and individually at the option of the holder of the 2024 Lender One Promissory Notes, all amounts outstanding under one or more of the 2024 Lender One Promissory Notes become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. The Company recognized approximately $51,000 and $41,000 in interest expense for the years ended December 31, 2025 and 2024, respectively, associated with the amortization of the debt discount on the 2024 Lender One Promissory Notes. No principal amounts were outstanding under the 2024 Promissory Notes at December 31, 2025, and approximately $270,000 were outstanding at December 31, 2024. No unamortized debt discount was outstanding under the 2024 Lender One Promissory Notes at December 31, 2025, and approximately $51,000 was outstanding at December 31, 2024.

2025 Promissory Notes

In March 2025, the Company issued an additional promissory note with Lender One in the principal amount of $62,060 with an OID of approximately $9,000 (2025 Lender One Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the 2025 Lender One Promissory Note One. The Company recognized approximately $11,000 in interest expense for the year ended December 31, 2025, associated with the amortization of the total debt discount. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the 2025 Lender One Promissory Note One are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. Approximately $7,000 of principal and $2,000 of unamortized OID remain outstanding at December 31, 2025.

Also in March 2025, the Company issued a convertible promissory note with Lender One in the principal amount of $103,750 (2025 Lender One Promissory Note Two). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of March 15, 2026. The Company paid approximately $8,000 in debt issuance costs associated with the 2025 Lender One Promissory Note Two, recorded as debt discount. The Company recognized approximately $8,000 in interest expense for the year ended December 31, 2025, associated with the amortization of the debt discount. Solely at the option of the holder, and from the period 180 days from the date of the 2025 Lender One Promissory Note Two through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the 2025 Lender One Promissory Note Two are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. During the year ended December 31, 2025, the Company negotiated two individual partial settlements of $20,000 in principal outstanding on 2025 Lender One Promissory Note Two, totaling $40,000, at per share conversions rates of $0.85 and $0.73 respectively, resulting in the conversion of said principal into a total of 50,787 shares of the Company’s common stock. In addition, the remaining principal outstanding after the conversions of $63,750 was paid early, and settled in full, resulting in an additional early payoff fee of approximately $37,000, which is presented as loss on debt extinguishment on the accompanying consolidated statement of operations.

On July 8, 2025 and July 17, 2025, the Company issued two individual convertible promissory notes with two third-party lenders (July 2025 Lenders) in principal amounts of $156,000 and $258,750 (July 2025 Promissory Notes), with Maturity Dates of April 30, 2026 and July 17, 2026, respectively. Interest is charged on the principal at 10% per annum, and is payable, along with the $156,000 principal, in full at the Maturity Date of April 30, 2026. Interest under the $258,750 promissory note of $25,875 was due and payable upon execution of the promissory note, and principal is due at various dates and amounts commencing in January 2026 through July 17, 2026. The Company paid a total of $30,000 in issuance costs associated with the July 2025 Promissory Notes and OID of $33,250 associated with the $258,750 July 2025 Promissory Note, both recorded as a debt discount. Solely at the option of the Holder, all outstanding obligations under the July 2025 Promissory Notes become convertible, per terms of the agreements, into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. The Company recognized approximately $41,000 in interest expense associated with amortization of the debt discount for the year ended December 31, 2025. The full principal amounts of $414,750, and unamortized discount of approximately $22,000, remain outstanding at December 31, 2025.

On September 15, 2025, the Company issued a promissory note in the principal amount of $127,650, including an OID of $27,650 (September 2025 Promissory Note). Interest is charged on the principal at 12% upon issuance of the September 2025 Promissory Note, totaling $15,318, and is payable, along with principal, at various dates and amount commencing in March 2026 through the Maturity Date in July 2026. Solely upon an event of default, and at the option of the Holder of the September 2025 Promissory Note, all outstanding amounts become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. The Company recognized approximately $13,000 in interest expense for the year ended December 31, 2025, associated with amortization of the debt discount. The full principal amount of $127,650, and unamortized debt discount of approximately $15,000, remain outstanding at December 31, 2025.

During the year ended December 31, 2025, the Company entered into eight individual Subscription Agreements and Convertible Promissory Notes for a total of $1,295,000 in principal (Other Convertible Notes). The unsecured loans were issued with a total of 431,682 shares of restricted common stock as original issue discount, and fair valued at approximately $597,000. Principal on the Other Convertible Notes is automatically convertible at a conversion price of $1.00 per common share on the maturity dates ranging from March 2026 to June 2026. Approximately $111,000 of debt discount was amortized as interest expense for the year ended December 31, 2025. The full principal amount of $1,285,000, and unamortized debt discount of approximately $486,000, remain outstanding at December 31, 2025.

April 2025 Loan Agreement

On March 31, 2025, the Company entered into a $150,000 Loan Agreement and Convertible Note, which was funded and recorded in April 2025. The loan matures on September 30, 2025, and was issued with an OID consisting of 34,286 shares of the Company’s common stock, valued at $82,286. The loan is to be fully settled with the issuance of restricted shares of the Company’s common stock through an automatic conversion on the maturity date, if not converted sooner at the option of the lender, at a conversion price of $1.75 per share. On September 30, 2025, the $150,000 in principal on the loan was automatically converted into 85,714 shares of the Company’s common stock in full settlement of the loan, and the Company recognized $82,286 in interest expense associated with the amortization of the OID for the year ended December 31, 2025.

Other Debt

In August 2024, the Company entered a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual $150,000 premium related to the Company’s D&O insurance policy. The Company paid $37,500 in premium up front and financed the remaining $112,500 in premium owed. Unpaid premium principal incurs interest at a rate of 8.14% per annum, with nine monthly payments of principal and interest of $12,928 through May 2025.

In August 2025, the insurance policy was renewed for $150,000 in annual premium. The Company paid $37,500 in premium up front and financed the remaining $112,500 in premium owed at an annual financing rate of 7.81%, which includes nine monthly payments of premium principal and interest of $3,693 commencing September 30, 2025, with final payment due May 31, 2026. Premium principal remaining outstanding under both the 2024 and 2025 financing arrangements was $62,500 at December 31, 2025 and 2024.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K. This section contains forward-looking statements that involve risks and uncertainties. These statements are based on current expectations and assumptions regarding future events and operating performance. Actual results may differ materially from those expressed or implied by these forward-looking statements due to a variety of factors including those described in “Risk Factors” elsewhere in this report.

Our Company

Mobiquity Technologies, Inc. is a next-generation advertising technology and data intelligence company focused on the programmatic advertising industry. The Company operates proprietary software platforms that enable advertisers, agencies, publishers and data owners to efficiently monetize digital advertising inventory, consumer data and audience insights.

Our technology ecosystem is built around three primary platform solutions:

•	Advertising Technology Operating System (ATOS)
•	CMOne AI Marketing Platform (formerly AdHere)
•	Data Intelligence Platforms

These platforms provide integrated capabilities including programmatic advertising execution, AI-driven campaign optimization, audience data analytics, publisher monetization tools.

Management believes that combining advertising execution technology with data intelligence solutions positions the Company to participate in multiple segments of the digital advertising value chain.

The Programmatic Advertising Industry

Programmatic advertising refers to the automated buying and selling of digital advertising inventory using software, data and algorithms rather than manual negotiations between advertisers and publishers.

Programmatic technology allows advertisers to target audiences in real time using data signals such as location, behavioral insights and contextual information. The automation of media buying has made programmatic advertising one of the fastest-growing segments of the digital marketing industry.

Industry sources estimate global programmatic advertising spending exceeded $595 billion in 2024 and is expected to surpass $800 billion by 2028, with the United States representing the largest market.

The industry continues to evolve toward increased use of artificial intelligence, privacy-compliant data usage and vertically integrated platforms capable of executing campaigns across multiple channels.

Strategic Positioning

Our strategy is to provide a de-fragmented advertising technology ecosystem that allows advertisers, publishers and data providers to transact within a single integrated environment.

Traditional digital advertising stacks often require multiple vendors including demand-side platforms, data management platforms, fraud detection tools, analytics software and reporting platforms. Our platforms are designed to consolidate these capabilities into a unified operating system.

Additionally, through partnerships and integrations with companies such as Context Networks, the Company is expanding its presence in specialized digital advertising environments, including casino gaming networks and digital out-of-home (DOOH) media within gaming establishments.

Management believes this represents a differentiated opportunity as the Company participates in advertising networks deployed across casino environments, including slot machines, gaming floors, digital signage and hospitality venues.

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

Our Solutions

The ATOS Platform

The Advertising Technology Operating System (“ATOS”) is our core programmatic advertising platform designed to automate the buying, selling, delivery, and measurement of digital advertising inventory across mobile, desktop, connected television (CTV), and other internet-connected devices.

ATOS incorporates artificial intelligence (“AI”) and machine learning (“ML”) technologies to optimize campaign performance, automate inventory management, and improve audience targeting.

Based on internal platform activity logs, ATOS processes approximately 10 billion advertising opportunities per day.

Key capabilities include:

•	Ad serving and demand-side platform functionality
•	AI-driven campaign optimization
•	Audience and location targeting
•	Contextual targeting and identity graph integration
•	Real-time analytics and campaign reporting
•	Fraud detection and inventory quality tools
•	Private marketplace capabilities

The ATOS platform consists primarily of proprietary internally developed technology supplemented by certain open-source software components.

Data Intelligence Platform - MobiExchange

Our Data Intelligence Platform, marketed as MobiExchange, provides data ingestion, normalization, and analytics capabilities designed to transform large volumes of data into actionable insights for advertisers and enterprise clients.

The platform aggregates multiple forms of data including location, transactional, contextual, and behavioral data. Using distributed computing and machine learning technologies, MobiExchange enables customers to analyze audiences, develop marketing insights, and build custom data products.

MobiExchange is offered primarily as a software-as-a-service (“SaaS”) platform allowing users to access analytics, segmentation, and reporting tools through a self-service environment.

The platform is hosted on Amazon Web Services (AWS) infrastructure and supports scalable data processing and analytics workloads.

CMOne Publisher Platform (Formerly AdHere)

Our CMOne platform, formerly marketed as AdHere, is a publisher monetization and compliance platform designed to enable digital publishers to manage first-party data, comply with evolving privacy regulations, and optimize advertising revenue.

CMOne represents an enhanced version of the original AdHere platform and incorporates expanded functionality including:

•	AI-assisted campaign optimization
•	First-party data activation and audience segmentation
•	Integrated privacy and consent management tools
•	Direct advertising sales management
•	Programmatic inventory monetization tools

The platform addresses industry changes resulting from increased privacy regulation and the decline of third-party identifiers, enabling publishers to maintain control over audience data while monetizing digital inventory in a compliant manner.

Our Revenue Sources

The Company generates revenue primarily through two operating models:

Platform Licensing. Clients license one or more of our platforms on a SaaS or white-label basis and pay fees typically based on platform usage or a percentage of advertising spend.

Managed Services. Under managed services arrangements, we operate advertising campaigns or platform services on behalf of clients and receive service fees or a percentage of advertising revenue.

Our customers include advertising agencies, brands, publishers, and other advertising technology companies.

Plan of Operation

Management’s strategy is focused on expanding adoption of the Company’s technology platforms while pursuing strategic partnerships that extend the reach of our advertising ecosystem.

Key areas of focus include:

•	expansion of CMOne SaaS subscriptions
•	growth of programmatic advertising volumes through ATOS
•	expansion of data intelligence products through MobiExchange
•	development of specialized advertising environments such as casino gaming networks
•	continued integration of artificial intelligence tools across our platform ecosystem

Management believes these initiatives position the Company to capture opportunities across multiple segments of the rapidly expanding programmatic advertising industry.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates.

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

Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurement, for financial assets and liabilities that are measured and reported at fair value. The Company did not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024. The carrying amounts of accounts payable, accrued expenses, and amounts due to related party approximate fair value because of the nature of these instruments and their relatively short-term settlement characteristics.

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

Revenue Recognition

The Company generates revenue primarily from internet advertising, platform licensing, and managed services arrangements and recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

In applying ASC 606, the Company evaluates each arrangement using the following steps: identify the contract with the customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations; and recognize revenue when or as the related performance obligations are satisfied.

The Company’s contracts generally contain a single performance obligation, or a series of substantially similar services treated as a single performance obligation. Revenue is recognized at the point in time or over time, as applicable, based on the nature of the promised services and the contractual terms.

The Company evaluates its role in arrangements with customers to determine whether it acts as a principal or an agent. In making this assessment, the Company considers whether it obtains control of the specified goods before they are transferred to the customer, including indicators such as (i) primary responsibility for fulfillment of the promise to provide the goods, (ii) inventory risk, if applicable, before or after transfer of the goods, and (iii) discretion in establishing prices. Based on this evaluation, the Company has concluded that it generally acts as a principal in its customer arrangements because it controls the services before they are transferred to customers. As a result, revenue is recognized on a gross basis, representing the amount billed to the customer. The Company reassesses principal versus agent conclusions when facts and circumstances change.

The transaction price is generally fixed and determinable at contract inception and is stated in the customer contract. The Company considers the effects of variable consideration, including discounts and other price concessions, and includes an estimate of such amounts in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved, if applicable.

The Company typically invoices customers at or shortly after the time control of the products transfers to the customer. Payment terms are customary for the industry and generally range from 30 to 90 days. As a result, contracts with customers do not typically include a significant financing component. Contract assets are not significant, as the Company’s right to consideration is generally unconditional at the time of invoicing. Contract liabilities (deferred revenue) primarily relate to advance payments from customers and are recognized as revenue when the related performance obligations are satisfied.

Contract liabilities consist primarily of customer deposits or advance billings and are recognized as revenue when the related performance obligations are satisfied.

All revenues recognized for the years ended December 31, 2025 and 2024 were derived from internet advertising and related platform services.

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

Results of Operations

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

The following table sets forth certain selected statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Year Ended
	December 31, 2025	December 31, 2024
Revenues	$112,316	$2,085,471
Cost of revenues	88,305	1,123,849
Gross profit	24,011	961,622
Total operating expenses	9,520,914	9,172,687
Loss from operations	$(9,496,903)	$(8,211,065)

We generated revenues of $112,316 in fiscal 2025 compared to $2,085,471 for fiscal 2024, a decrease of $1,973,155. The decrease can be directly attributed to the political revenue decrease from 2024. The Company has developed several new features which we believe will help grow revenue in 2026 and beyond.

Revenue for the year ended December 31, 2025 was influenced by several factors, including customer concentration, the timing of campaign launches and renewals, adoption of the Company’s newer platforms, including CMOne, and the timing of deployments associated with the Company’s partnership with Context Networks.

Management expects that future revenue growth, if any, will be increasingly influenced by the expansion of the Company’s casino and gaming advertising network, increased adoption of AI-enabled capabilities within CMOne, and growth in programmatic advertising spend processed through ATOS. However, the timing and extent of such growth remain uncertain. Management expects that future revenue growth will depend on the Company’s ability to increase adoption of its software platforms, expand recurring SaaS and managed services revenue, and convert strategic deployments and partnerships into revenue-producing activity. However, there can be no assurance that these initiatives will generate revenue on the timing or scale expected by management, or that they will offset the decline from non-recurring political advertising revenue.

Cost of revenues was $88,305 or 79% of revenues in fiscal 205 as compared to $1,123,849 or 54% of revenues in fiscal 2024. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $24,011 or 21% of revenues for fiscal 2025 as compared to $961,622 in the same period of 2024 or 46% of revenues.

Operating expenses were $9,520,914 for fiscal 2025 compared to $9,172,687 in the prior year, an increase of $348,227. The increase in operating costs was primarily related to an increase in professional fees of approximately $2,140,000, offset by decreases in non-cash stock-based compensation of approximately $2,176,000, commissions of approximately $138,000, computer and internet of $412,000, and license fees of $83,000.

Furthermore, during the year ended December 31, 2025, operating expenses increased as the Company continued to invest in platform development, including AI and machine learning capabilities, supported integration and deployment efforts related to its strategic partnerships, and expanded business development activities.

The Company expects operating expenses to remain elevated in the near term as it continues to invest in its growth strategy. The Company’s ability to achieve operating leverage is dependent upon its ability to increase revenues, which is subject to significant uncertainty.

The loss from operations for fiscal 2025 was $9,496,903 as compared to $8,211,065 for fiscal 2024. Our loss from operations increased by approximately $1,286,000, driven in part by the approximately $348,000 increase in operating expenses discussed above, along with the decrease in revenue of approximately $2,000,000. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business, and the Company expects to incur operating losses in the near term as it executes its growth strategy.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2025.

We had cash of $642,515 at December 31, 2025. Cash used in operating activities for the year ended December 31, 2025, was $5,353,379. This resulted from a net loss of $10,434,289, partially offset by non-cash expenses, including depreciation of property and equipment, and amortization of intangible assets, of $722,632, stock-based compensation of $1,917,230, warrants and stock issued for services of $2,232,980, and amortization of debt discount of $819,582, loss on disposal of assets of $1,670, a net increase in accounts receivables, prepaid assets and other assets of $660,478, and a net increase in accounts payable and accrued expenses of $30,258. For the year ended December 31, 2025, cash used in investing activities was $1,987 related to the purchase of property and equipment. Cash provided by financing activities of $4,837,948 was the result of issuance of common stock for cash of $3,348,987, proceeds from the issuance of debt, net of issuance costs, of $2,293,504, offset by repayments of long-term debt totaling $804,543.

We had cash of $1,159,933 at December 31, 2024. Cash used in operating activities for the year ended December 31, 2024, was $2,406,881. This resulted from a net loss of $8,593,182, partially offset by non-cash expenses, including depreciation of property and equipment, and amortization of intangible assets, of $391,931, stock-based compensation of $4,093,346, and warrants and stock issued for services of $541,270, and amortization of debt discount of $439,704, a net decrease in accounts receivables, prepaid assets and other assets of $113,575, a net increase in accounts payable and accrued expenses, including contract liabilities, of $673,576. For the year ended December 31, 2024, cash used in investing activities was $1,444,396 related to the software development costs. Cash provided by financing activities of $4,482,938 was the result of issuance of common stock for cash of $4,026,950, proceeds from the issuance of debt, net of issuance costs, of $1,446,015, offset by repayments of notes payable totaling $990,021.

Management is pursuing several initiatives intended to address liquidity needs, including:

(i)	utilizing existing equity line of credit and other financing arrangements, to the extent available;
(ii)	pursuing additional capital raises through the issuance of common stock, preferred stock, convertible securities, or other financing alternatives;
(iii)	seeking to increase recurring revenue through commercialization of the Company’s platform offerings and strategic partnerships; and
(iv)	continuing to manage operating expenses, including the use of contractors and variable cost structures, while preserving core operational capabilities.

There can be no assurance that these plans will be successful or that additional financing will be available on acceptable terms, or at all.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom has made demand loans to our company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2026 and beyond until cash flow from our proximity marketing operations becomes substantial.

Debt and Equity Transactions

For a description of debt and equity transactions for fiscal years ended December 31, 2025, and 2024, reference is made to the Notes to the Consolidated Financial Statements described elsewhere herein.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mobiquity Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mobiquity Technologies, Inc. (the Company) as of December 31, 2025 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for each of the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2025, the Company had a working capital deficit of $3,122,131, an accumulated deficit of $236,067,810 and a net loss of $10,434,289 for the year then ended. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill and long-lived asset impairment assessment

As discussed in Note 2 to the consolidated financial statements, the Company’s consolidated goodwill and capitalized internally developed software costs asset, net, balance was approximately $1.4 million and $2.5 million at December 31, 2025, respectively. Goodwill is tested for impairment by management at least annually at the reporting unit level. The determination of fair value of a reporting unit for the goodwill impairment test requires management to make significant estimates and assumptions related to forecasts of future revenues and assumptions used in a market approach valuation method such as comparable valuation multiples. Capitalized internally developed software costs are assessed using the guidance for long lived assets using a qualitative approach to assess if any conditions exist for impairment, which was noted by management as none. As disclosed by management, changes in these assumptions could have a significant impact on either the fair value of the reporting unit or intangible assets and the resulting impairment charges.

We identified the goodwill and long-lived asset (specifically capitalized internally developed software costs impairment assessment) as a critical audit matter. Auditing management’s judgments regarding the assumptions discussed above involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluated the reasonableness of management’s revenue forecasts by obtaining supporting agreements and confirmations of the expected revenues, (b) evaluated the reasonableness of the comparable valuation multiples assumptions used in the market approach valuation method, (c) evaluated whether the valuation method used by management was appropriate and (e) recomputed the valuation amounts and impairment computations, as applicable. (f) evaluated the qualitative assessment and facts noted with corroboration to information obtained during the audit. We agreed with management’s assessment for the year ended December 31, 2025, which concluded no impairment had occurred for either goodwill or capitalized internally developed software costs.

/s/ Stephano Slack LLC (ID#3523)

We have served as the Company’s auditor since 2025

Wayne, PA

April 8, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mobiquity Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mobiquity Technologies, Inc. (the Company) as of December 31, 2024 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Assurance Dimensions

We have served as the Company’s auditor since 2023

Coral Springs, Florida.

April 7, 2025

PCAOB ID 5036

Mobiquity Technologies, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$642,515	$1,159,933
Accounts receivable, net	13,082	47,916
Prepaid and other current assets	784,352	768,622
Total Current Assets	1,439,949	1,976,471

Property and equipment, net	2,565	4,417

Goodwill	1,352,865	1,352,865
Capitalized software development costs, net	2,464,097	3,184,562
Investment	500,014	–
Total Assets	$5,759,490	$6,518,315

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,449,562	$2,528,463
Accrued interest - related party	30,643	6,000
Contract liabilities	25,486	25,486
Debt, net	2,056,389	673,915
Total Current Liabilities	4,562,080	3,233,864

Total Liabilities	4,562,080	3,233,864

Commitments and Contingencies (Note 9)

Stockholders' Equity

AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Preferred stock Series H; $0.0001 par value, 770,000 shares authorized, no shares issued and outstanding	–	–
Common stock; $0.0001 par value, 100,000,000 shares authorized, 23,551,403 and 18,721,240 shares issued, 23,548,886 and 18,718,723 shares outstanding	2,356	1,872
Treasury stock, at cost, $0.0001 par value 2,517 shares outstanding	(1,350,006)	(1,350,006)
Additional paid-in capital	238,612,861	230,266,097
Accumulated deficit	(236,067,810)	(225,633,521)
Total Stockholders' Equity	1,197,410	3,284,451
Total Liabilities and Stockholders' Equity	$5,759,490	$6,518,315

The accompanying notes are an integral part of these consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024

Revenues	$112,316	$2,085,471

Cost of revenues	88,305	1,123,849

Gross profit (loss)	24,011	961,622

Operating expenses
General and administrative expenses	8,798,281	8,781,756
Depreciation and amortization	722,633	390,931
Total operating expenses	9,520,914	9,172,687

Loss from operations	(9,496,903)	(8,211,065)

Other income (expense)
Interest expense	(898,305)	(478,564)
Loss on debt extinguishment	(37,440)	–
Loss on disposal of fixed assets	(1,672)	–
Interest income	31	12,123
Total other expense - net	(937,386)	(466,441)

Net loss before income taxes	(10,434,289)	(8,677,506)

Income tax benefit	–	84,324

Net loss	$(10,434,289)	$(8,593,182)

Loss per share - basic and diluted	$(0.49)	$(0.85)

Weighted average number of shares outstanding - basic and diluted	21,217,511	10,161,585

The accompanying notes are an integral part of these consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2025 and 2024

	Series E Preferred Stock		Series H Preferred Stock		Series AAA Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2023	61,688	$6	768,473	$78	31,413	$3
Common stock issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–
Accrued Series H Preferred Stock cash dividends	–	–	–	–	–	–
Warrants issued for services	–	–	–	–	–	–
Series H Preferred stock converted to common shares	–	–	(768,473)	(78)	–	–
Series H Preferred stock dividends converted to common stock	–	–	–	–	–	–
Repurchase of common stock held in Treasury	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–
Balance, at December 31, 2024	61,688	$6	–	$–	31,413	$3
Common stock and warrants issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Common stock issued for original debt discount	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–
Common stock exchanged for investment	–	–	–	–	–	–
Common stock issued for conversion of note	–	–	–	–	–	–
Common stock issued for future equity sale	–	–	–	–	–	–
Common stock issued under cashless warrant exercise	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–
Balance, at December 31, 2025	61,688	$6	–	$–	31,413	$3

	Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, at December 31, 2023	3,994,926	$400	$220,598,180	2,500	$(1,350,000)	$(217,040,339)	$2,208,328
Common stock issued for services	225,010	23	136,492	–	–	–	136,515
Common stock issued for cash	5,908,734	590	4,026,360	–	–	–	4,026,950
Stock based compensation	–	–	4,093,346	–	–	–	4,093,346
Note payable conversion to common stock	749,000	75	410,425	–	–	–	410,500
Accrued Series H Preferred Stock cash dividends	–	–	(122,954)	–	–	–	(122,954)
Warrants issued for services	–	–	1,002,000	–	–	–	1,002,000
Series H Preferred stock converted to common shares	7,684,730	768	(690)	–	–	–	–
Series H Preferred stock dividends converted to common stock	158,840	16	122,938	–	–	–	122,954
Repurchase of common stock held in Treasury	–	–	–	17	(6)	–	(6)
Net Loss	–	–	–	–	–	(8,593,182)	(8,593,182)
Balance, at December 31, 2024	18,721,240	$1,872	$230,266,097	2,517	$(1,350,006)	$(225,633,521)	$3,284,451
Common stock and warrants issued for services	505,807	51	1,469,897	–	–	–	1,469,948
Common stock issued for cash	3,160,071	316	3,348,671	–	–	–	3,348,987
Common stock issued for original debt discount	506,470	51	736,018	–	–	–	736,069
Stock based compensation	–	–	1,917,230	–	–	–	1,917,230
Common stock exchanged for investment	127,230	13	500,001	–	–	–	500,014
Common stock issued for conversion of note	153,644	15	219,985	–	–	–	220,000
Common stock issued for future equity sale	100,000	10	154,990	–	–	–	155,000
Common stock issued under cashless warrant exercise	276,941	28	(28)	–	–	–	–
Net Loss	–	–	–	–	–	(10,434,289)	(10,434,289)
Balance, at December 31, 2025	23,551,403	$2,356	$238,612,861	2,517	$(1,350,006)	$(236,067,810)	$1,197,410

The accompanying notes are an integral part of these consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024

Cash flows from operating activities:
Net loss	$(10,434,289)	$(8,593,182)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,167	4,701
Provision for credit losses	77,550	78,545
Loss (Gain) on disposal of asset	1,672	(1,820)
Amortization of intangible assets	–	76,488
Amortization of capitalized software development costs	720,465	309,742
Amortization of debt discounts	819,582	439,704
Common stock and warrants issued for services	2,232,980	541,270
Stock-based compensation	1,917,230	4,093,346
Income tax benefit	–	84,324
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(42,716)	(91,833)
(Increase) decrease prepaid expenses and other assets	(617,762)	(21,742)
Increase (decrease) in accounts payable and accrued expenses	(30,258)	843,225
Increase (decrease) in contract liabilities	–	(169,649)
Net cash used in operating activities	(5,353,379)	(2,406,881)

Cash flows from investing activities
Purchase of property and equipment	(1,987)	–
Increase in software development costs	–	(1,444,396)
Net cash used in investing activities	(1,987)	(1,444,396)

Cash flows from financing activities
Issuance of common stock for cash	3,348,987	4,026,950
Issuance of long-term debt, net of discounts and issuance costs	2,293,504	1,446,015
Repayments on long-term debt	(804,543)	(990,021)
Repurchase of treasury stock	–	(6)
Net cash provided by financing activities	4,837,948	4,482,938

Net change in cash	(517,418)	631,661

Cash - beginning of year	1,159,933	528,272

Cash - end of year	$642,515	$1,159,933

Supplemental disclosure of cash flow Information
Cash paid for interest	$54,080	$32,860
Cash paid for taxes	$–	$320

Supplemental disclosure of non-cash investing and financing activities:
Accrual of Series H Preferred stock dividends	$–	$122,954
Conversion of Series H preferred stock and accrued dividends to common stock	$–	$122,954
Common stock and warrants issued in conjunction with consulting agreements	$1,410,039	$1,138,515
Issuance of common shares through debt conversion	$220,000	$410,500
Common stock exchanged for investment	$500,014	$–
Note payable issued as settlement for accounts payable	$24,000	$–
Common stock issued for original issue debt discount	$736,069	$–
Common stock issued for future equity sale	$155,000	$–

The accompanying notes are an integral part of these consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025, AND 2024

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Mobiquity Technologies, Inc. (“Mobiquity,” “we,” “our,” or the “Company”) is an advertising technology and data intelligence company that develops and operates proprietary software platforms designed to enable advertisers, publishers, and enterprise clients to manage and analyze digital advertising campaigns and consumer data across multiple digital media channels.

The Company’s technology platform combines artificial intelligence (“AI”), machine learning (“ML”), and data analytics to support automated advertising delivery, campaign management, audience targeting, and performance measurement. These technologies allow clients to analyze consumer engagement and behavioral patterns to improve marketing performance and business decision-making.

Mobiquity generates revenue through a combination of advertising services, software platform subscriptions, data licensing, and analytics services. The Company’s technology is designed to support advertising campaigns across mobile, digital media, and digital out-of-home (“DOOH”) environments.

The Company’s advertising technology infrastructure is built around its Advertising Technology Operating System (“ATOS”), which supports the creation, management, and optimization of digital advertising campaigns. ATOS incorporates AI and ML technologies to automate campaign workflows including media placement, audience targeting, and campaign optimization.

The Company has expanded its software capabilities through the development of CMOne, an enhanced version of its prior AdHere platform. CMOne is an AI-enabled marketing and analytics platform that allows users to create marketing content, manage digital campaigns, analyze audience engagement, and automate marketing workflows through a unified software interface. CMOne is designed to support subscription-based and recurring revenue models across multiple industry verticals.

Mobiquity also provides data intelligence and analytics services that analyze anonymized data to generate insights regarding consumer patterns and real-world behavioral trends. These analytics support applications such as audience targeting, attribution analysis, marketing measurement, and related research services.

Mobiquity Technologies, Inc. was incorporated in the State of New York and has the following subsidiaries:

Company Name	State of Incorporation
Mobiquity Networks, Inc.	New York
Advangelists, LLC	Delaware

Mobiquity Networks, Inc.

Mobiquity Networks, Inc. is a wholly owned subsidiary of Mobiquity Technologies, Inc. and commenced operations in January 2011. The subsidiary initially operated as a mobile advertising technology business focused on driving consumer engagement and foot traffic through location-based media networks. The business has evolved to focus on the Company’s data intelligence and analytics platform.

Advangelists, LLC

Advangelists LLC is a wholly owned subsidiary of Mobiquity Technologies, Inc., acquired through a merger transaction in December 2018. Advangelists operates the Company’s advertising technology platform business, including the ATOS infrastructure and the CMOne marketing platform.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The Company’s Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. In accordance with FASB ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has concluded there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025, the Company had:

•	Net loss of $10,434,289 and
•	Net cash used in operations was $5,353,379

Additionally, at December 31, 2025, the Company had:

•	Accumulated deficit of $236,067,810
•	Working capital deficit of $3,120,208

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $642,515 at December 31, 2025.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management expects that future revenue growth, if any, will be increasingly influenced by the expansion of the Company’s casino and gaming advertising network, increased adoption of AI-enabled capabilities within CMOne, and growth in programmatic advertising spend processed through ATOS. However, the timing and extent of such growth remain uncertain. Management expects that future revenue growth will depend on the Company’s ability to increase adoption of its software platforms, expand recurring SaaS and managed services revenue, and convert strategic deployments and partnerships into revenue-producing activity. However, there can be no assurance that these initiatives will generate revenue on the timing or scale expected by management, or that they will offset the decline from non-recurring political advertising revenue.

Management’s strategic plans include the following:

•	Execution of business plan focused on technology development and improvement,
•	Seek out equity and/or debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders and investors will continue to advance capital to the Company or that the new business operations will be profitable.
•	Seeking to increase recurring revenue through commercialization of the Company’s platform offerings and strategic partnerships.
•	Identifying unique market opportunities that represent potential positive short-term cash flow; and
•	Continuing to manage operating expenses, including the use of contractors and variable cost structures, while preserving core operational capabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates.

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

Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurement, for financial assets and liabilities that are measured and reported at fair value. The Company did not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024. The carrying amounts of accounts payable, accrued expenses, and amounts due to related party approximate fair value because of the nature of these instruments and their relatively short-term settlement characteristics.

Cash and Cash Equivalents and Concentrations of Risk

For purposes of presentation in the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2025, and 2024, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2025, and 2024, the Company did not experience any losses on cash balances in excess of FDIC insured limits. Any loss incurred or a lack of access to funds could have a significant impact on the Company’s consolidated financial condition, results of operations, and cash flows.

During the years ended December 31, 2025 and 2024, sales to two customers generated approximately 64% and 58% of our revenues, respectively. The loss of one of these customers could have a material adverse effect on our results of consolidated operations and financial condition.

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

Accounts receivable represent customer obligations under normal trade terms and are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral. Two and three of our customers combined accounted for approximately 78% and 83% of outstanding gross accounts receivable at December 31, 2025, and 2024, respectively.

The Company had gross accounts receivable of $170,466 and $127,748, at December 31, 2025, and 2024, respectively.

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

The allowance for credit losses for accounts receivable and the related activity, for the year ended December 31, 2025, are as follows:

Balance, December 31, 2024	$79,832
Provision for credit losses	77,550
Balance, December 31, 2025	$157,382

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

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was noted for the years ended December 31, 2025, and 2024.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of December 31, 2025, and 2024. No impairment of goodwill was recognized by the Company during fiscal 2025 or 2024.

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

Terms of financial instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract under ASC 815 and recorded on the balance sheet at fair value. Derivative liabilities are remeasured to reflect fair value at each reporting period, with any increase or decrease in the fair value being recorded in results of operations. The Company generally incorporates a binomial model to determine fair value. Upon conversion of a debt instrument where an embedded conversion option has been bifurcated and accounted for separately as a derivative liability, the Company records the resulting shares issued at fair value, derecognizes all related debt principal, derivative liability, and debt discount, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. As of December 31, 2025, and 2024, the Company had no derivative instruments.

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discounts or debt issuance costs and amortized to interest expense in the consolidated statements of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the years ended December 31, 2025, and 2024, the Company recorded $819,582 and $439,704, respectively, in interest expense associated with the amortization of debt discounts and debt issuance costs incurred on debt. The unamortized balance of debt discounts at December 31, 2025, and 2024 respectively was $711,054, and $176,991. See Note 4 regarding the accounting for debt discounts and debt issuance costs during 2025 and 2024

Revenue Recognition

The Company generates revenue primarily from internet advertising, platform licensing, and managed services arrangements and recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

In applying ASC 606, the Company evaluates each arrangement using the following steps: identify the contract with the customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations; and recognize revenue when or as the related performance obligations are satisfied.

The Company’s contracts generally contain a single performance obligation, or a series of substantially similar services treated as a single performance obligation. Revenue is recognized at the point in time or over time, as applicable, based on the nature of the promised services and the contractual terms.

The Company evaluates its role in arrangements with customers to determine whether it acts as a principal or an agent. In making this assessment, the Company considers whether it obtains control of the specified goods before they are transferred to the customer, including indicators such as (i) primary responsibility for fulfillment of the promise to provide the goods, (ii) inventory risk, if applicable, before or after transfer of the goods, and (iii) discretion in establishing prices. Based on this evaluation, the Company has concluded that it generally acts as a principal in its customer arrangements because it controls the services before they are transferred to customers. As a result, revenue is recognized on a gross basis, representing the amount billed to the customer. The Company reassesses principal versus agent conclusions when facts and circumstances change.

The transaction price is generally fixed and determinable at contract inception and is stated in the customer contract. The Company considers the effects of variable consideration, including discounts and other price concessions, and includes an estimate of such amounts in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved, if applicable.

The Company typically invoices customers at or shortly after the time control of the products transfers to the customer. Payment terms are customary for the industry and generally range from 30 to 90 days. As a result, contracts with customers do not typically include a significant financing component. Contract assets are not significant, as the Company’s right to consideration is generally unconditional at the time of invoicing. Contract liabilities (deferred revenue) primarily relate to advance payments from customers and are recognized as revenue when the related performance obligations are satisfied.

All revenues included in the consolidated statements of operations for the years ended December 31, 2025 and 2024 were derived from internet advertising and related platform services, in the amounts of $112,316 and $2,085,471, respectively.

Contract Liabilities

Contract liabilities represent customer deposits received in advance of the Company satisfying its performance obligations and recognizing revenue. Upon fulfillment of the performance obligation(s) in accordance with the terms of the contract, the related contract liability is relieved and revenue is recognized. As of December 31, 2025 and 2024, contract liabilities totaled $25,486. These amounts are expected to be recognized as revenue within one year following December 31.

Advertising

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expenses in the consolidated statements of operations. Advertising costs incurred during the years ended December 31, 2025 and 2024 were $12,788 and $12,902 respectively.

Loss Per Share of Common Stock

Basic earnings or loss per share of common stock is computed by dividing net income or loss available to stockholders of common stock by the weighted average number of shares of common stock. Diluted earnings per share of common stock is computed by dividing net income or loss available to stockholders of common stock by the sum of the weighted average number of shares of common stock and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Potentially dilutive securities include convertible debt, outstanding stock options, and outstanding warrants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share of common stock by application of the treasury stock method, except if its impact is anti-dilutive. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. See Note 8 for additional information.

Stock-Based Compensation

The Company accounts for stock-based compensation, including stock options and common stock warrants, under ASC 718 Compensation – Stock Compensation, using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the requisite service period for employee awards, which is usually the vesting period, and when the goods are obtained or services are received, for nonemployee awards. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also applies to transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

The expected volatility is based on the annualized daily historical volatility of the Company’s stock price for a time period consistent with the expected term of each grant. Management believes that the historical volatility of the Company’s stock price best represents the future volatility of the stock price. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant for the expected term of the respective grant. The expected term is based on historical data. The Company has not historically paid cash dividends, and does not expect to pay cash dividends in the foreseeable future.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement and tax bases of assets and liabilities and for net operating loss carryforwards using enacted tax rates expected to apply when such amounts are realized or settled. A valuation allowance is recorded when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes the effect of uncertain tax positions only if those positions are more likely than not to be sustained. Interest and penalties related to uncertain tax positions are recognized in income tax expense.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU No. 2023-09), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company adopted the new standard for the year ended December 31, 2025 and applied this standard retrospectively to all prior periods presented. The adoption of the standard did not have a material impact on the Consolidated Financial Statement disclosures. See Note 5, Income Taxes.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU-2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (ASU No. 2024-03). The ASU requires additional disclosures of the nature of the expenses included in the income statement, including disaggregation of the expense captions presented on the consolidated statements of operations into specific categories. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2024-03 on the consolidated financial statement disclosures.

In December 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU No. 2024-04). The ASU updates the accounting and disclosure requirements for certain convertible debt instruments and contracts in an entity’s own equity, including clarifying guidance related to classification, measurement, and related disclosures. ASU No. 2024-04 is effective for fiscal years beginning after December 15, 2026, and for interim periods within those fiscal years. The ASU allows for adoption on either a modified retrospective or full retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2024-04 on its consolidated financial statements.

NOTE 3: INTANGIBLE ASSETS

Definite-Lived Intangible Assets

The Company’s definite-lived intangible assets consist of capitalized software development costs and a customer relationship asset acquired through the Advangelists, LLC acquisition in 2018. The intangible assets are being amortized over their estimated useful lives of five years. The Company periodically evaluates the reasonableness of the useful lives of these assets. These asset are also reviewed for impairment or obsolescence when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company’s customer relationship intangible asset was fully amortized at December 31, 2024.

	Useful Life	December 31, 2025	December 31, 2024

Software development costs	5 years	$3,602,328	$3,602,328
Less accumulated amortization		(1,138,231)	(417,766)
Net carrying value, software development costs		$2,464,097	$3,184,562

During the years ended December 31, 2025, and 2024, the Company recognized $720,465 and $386,230 of amortization expense, respectively, related to intangible assets. Amortization expense is included in general and administrative expenses on the consolidated statements of operations.

During the years ended December 31, 2025 and 2024, the Company had capitalized software development costs of $3,602,000, referred to as ATOS4P and AdHere.

Future approximate annual amortization of software development costs for products being marketed at December 31, 2025, is as follows:

2026	$720,000
2027	720,000
2028	720,000
2029	304,000
Total	$2,464,000

NOTE 4 – DEBT

Related Party - Salkind Loans

During 2024, the Company entered into five individual short-term unsecured loans with Dr. Gene Salkind, the Company’s Board Chair, as well as individuals related to Dr. Salkind, for working capital purposes (2024 Salkind Loans). Total gross borrowings under the 2024 Salkind Loans were $250,000, were issued with a total of $11,500 in Original Issue Discount (OID), and payable on demand. Interest associated with the 2024 Salkind Loans ranged from non-interest bearing to 10% per annum, and included a conversion feature whereas the lenders had the option to convert the principal and OID into shares of the Company’s common stock at a rate of $0.50 per share.

On December 30, 2024, a total of $250,000 in debt principal and $11,500 in OID under the 2024 Salkind Loans was converted into a total of 523,000 shares of common stock, in full settlement of obligations outstanding under the 2024 Salkind Loans. The Company recognized $11,500 in interest expense under the 2024 Salkind Loans related to amortization of the OID for the year ended December 31, 2024.

During 2025, the Company entered into two additional individual short-term unsecured loans with Dr. Salkind for additional working capital purposes (2025 Salkind Loans). Total gross borrowings under the 2025 Salkind Loans were $275,000 and were issued with an OID of $25,000, along with 25,000 shares of restricted common stock valued at $31,250, for a total debt discount recorded of $56,250, with maturity dates in March 2026, as amended, at which time all principal is due and payable. Total debt discount of approximately $33,000 was amortized as interest expense for the year ended December 31, 2025, based on the loans’ original maturity dates. Principal of $100,000 is convertible at any time prior to the maturity date at a conversion price of $1.00 per common share. Principal of $275,000 and unamortized debt discount of approximately $23,000 remain outstanding at December 31, 2025. In January 2026, the Company recognized accretion of $25,000 and repaid $150,000 of principal.

Related Party - Other Loans

During the year ended December 31, 2024, the Company entered into several unsecured non-interest bearing loan agreements with its corporate attorney in exchange for cash or the cancellation of invoices outstanding related to legal services performed by the attorney (Attorney Loans).

Gross proceeds received under the Attorney Loans totaled $300,000 for working capital purposes, and were issued with a total of $32,000 in OID, and are payable generally on demand after December 31, 2024. An additional $20,000 in principal, and $5,000 in OID, was related to a loan issued in exchange for settlement of accounts payable with the attorney. Total principal of $210,000 and OID of $33,000 is convertible into shares of restricted common stock at rates ranging from $0.50 to $1.00 per share, at the option of the debt holder.

Prior to December 31, 2024, the Company repaid $203,000 in principal and $5,000 in OID under the Attorney Loans. On December 30, 2024, outstanding principal totaling $57,000 and OID totaling $20,000 were converted into 154,000 shares of the Company’s common stock at a rate of $0.50 per share. In addition, outstanding principal totaling $60,000 and OID totaling $12,000 were converted into a total of 72,000 shares of common stock at a rate of $1.00 per share. No principal under the Attorney Loans was outstanding at December 31, 2024. The Company recognized $37,000 in interest expense under the Attorney Loans related to amortization of OID for the year ended December 31, 2024.

During the year ended December 31, 2025, the Company entered into a Loan Agreement with its corporate attorney effectively agreeing to convert $24,000 in trade payables into a demand promissory note, plus $6,000 in OID. The Loan Agreement included a conversion feature, at the sole option of the attorney, to convert the outstanding obligations into shares of the Company’s restricted common stock at a conversion price of $1.75 per share. In February 2025, the lender agreed to convert the loan principal and original issue discount into 17,143 shares of common stock, at a fair value of $30,000, in full settlement of the Loan Agreement.

Merchant Agreements

During the year ended December 31, 2024, the Company entered into five individual agreements with the same financial institution (Merchant Lender) for the purchase and sale of future receivables (the 2024 Merchant Agreements). The 2024 Merchant Agreements were issued in exchange for total gross cash funding of approximately $1,082,000, of which approximately $585,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of other outstanding obligations with the Merchant Lender, net of other fees. The Purchase Prices associated with the 2024 Merchant Agreements are to be repaid through daily payments representing a percentage of future customer payments on receivables until a total of approximately $1,481,000 is repaid, resulting in the recording of approximately $452,000 in debt discount. In connection with the issuances of the 2024 Merchant Agreements, and as additional consideration, the Company agreed to issue a total of 39,245 shares of its common stock to the Merchant Lender in an amount equal to 5% of the new principal Advance Amounts divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the effective date of the agreements, for a total fair value of approximately $37,000, which was included in the debt discount. No principal or unamortized discount remains outstanding on the 2024 Merchant Agreements at December 31, 2025. Total principal remaining outstanding on the 2024 Merchant Agreements at December 31, 2024 was approximately $542,000, and unamortized debt discount was approximately $150,000. The Company recognized approximately $150,000 and $302,000 in interest expense associated with the amortization of the debt discounts under the 2024 Merchant Agreements for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company entered into five individual agreements with the Merchant Lender for the purchase and sale of future receivables (the 2025 Merchant Agreements). The 2025 Merchant Agreements were issued in exchange for total gross cash funding of approximately $1,132,000, of which approximately $457,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of other outstanding obligations with the Merchant Lender, net of other fees. The Purchase Prices associated with the 2025 Merchant Agreements are to be repaid through daily payments, ranging from $506 to $1,872, representing a percentage of future customer payments on receivables until a total of approximately $1,543,000 is repaid, resulting in the recording of approximately $477,000 in debt discount. In connection with the 2025 Merchant Agreements, and as additional consideration, the Company agreed to issue a total of 15,502 shares of its common stock to the Merchant Lender in an amount equal to 5% of the new principal Advance Amount divided by the average closing per share price of the Company’s common stock for the previous twenty (20) days from the effective date of the agreements, for a total fair value of approximately $26,000, which was included in the debt discount. Total principal remaining outstanding on the 2025 Merchant Agreements at December 31, 2025 was approximately $586,000, and unamortized debt discount outstanding was approximately $163,000. The Company recognized approximately $313,000 in interest expense associated with the amortization of the debt discounts under the 2025 Merchant Agreements for the year ended December 31, 2025.

2024 Promissory Notes

During the year ended December 31, 2024, the Company issued four individual promissory notes with the same financial institution (Lender One) for aggregate principal of $453,650 and aggregate OID of $77,250, recorded as debt discount (2024 Lender One Promissory Notes), and is being amortized over the repayment period of the principal through interest expense. Interest is charged on the principal at rates ranging from 14% to 15% per annum, and is payable, along with principal, in various periodic payment amounts and at various dates through the maturity dates of January 15, 2025 to October 15, 2025. For one of the 2024 Lender One Promissory Notes, the Company also paid $8,150 in issuance costs which was recorded as part of the total debt discount. Solely upon an event of default, and individually at the option of the holder of the 2024 Lender One Promissory Notes, all amounts outstanding under one or more of the 2024 Lender One Promissory Notes become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. The Company recognized approximately $51,000 and $41,000 in interest expense for the years ended December 31, 2025 and 2024, respectively, associated with the amortization of the debt discount on the 2024 Lender One Promissory Notes. No principal amounts were outstanding under the 2024 Promissory Notes at December 31, 2025, and approximately $270,000 were outstanding at December 31, 2024. No unamortized debt discount was outstanding under the 2024 Lender One Promissory Notes at December 31, 2025, and approximately $51,000 was outstanding at December 31, 2024.

2025 Promissory Notes

In March 2025, the Company issued an additional promissory note with Lender One in the principal amount of $62,060 with an OID of approximately $9,000 (2025 Lender One Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the 2025 Lender One Promissory Note One. The Company recognized approximately $11,000 in interest expense for the year ended December 31, 2025, associated with the amortization of the total debt discount. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the 2025 Lender One Promissory Note One are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. Approximately $7,000 of principal and $2,000 of unamortized OID remain outstanding at December 31, 2025.

Also in March 2025, the Company issued a convertible promissory note with Lender One in the principal amount of $103,750 (2025 Lender One Promissory Note Two). Interest is charged on the principal at 10% per annum, and is payable, along with principal, in full at the Maturity Date of March 15, 2026. The Company paid approximately $8,000 in debt issuance costs associated with the 2025 Lender One Promissory Note Two, recorded as debt discount. The Company recognized approximately $8,000 in interest expense for the year ended December 31, 2025, associated with the amortization of the debt discount. Solely at the option of the holder, and from the period 180 days from the date of the 2025 Lender One Promissory Note Two through the later of the Maturity Date or day of payment of the Default Amount, all amounts outstanding under the 2025 Lender One Promissory Note Two are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. During the year ended December 31, 2025, the Company negotiated two individual partial settlements of $20,000 in principal outstanding on 2025 Lender One Promissory Note Two, totaling $40,000, at per share conversions rates of $0.85 and $0.73 respectively, resulting in the conversion of said principal into a total of 50,787 shares of the Company’s common stock. In addition, the remaining principal outstanding after the conversions of $63,750 was paid early, and settled in full, resulting in an additional early payoff fee of approximately $37,000, which is presented as loss on debt extinguishment on the accompanying consolidated statement of operations.

On July 8, 2025 and July 17, 2025, the Company issued two individual convertible promissory notes with two third-party lenders (July 2025 Lenders) in principal amounts of $156,000 and $258,750 (July 2025 Promissory Notes), with Maturity Dates of April 30, 2026 and July 17, 2026, respectively. Interest is charged on the principal at 10% per annum, and is payable, along with the $156,000 principal, in full at the Maturity Date of April 30, 2026. Interest under the $258,750 promissory note of $25,875 was due and payable upon execution of the promissory note, and principal is due at various dates and amounts commencing in January 2026 through July 17, 2026. The Company paid a total of $30,000 in issuance costs associated with the July 2025 Promissory Notes and OID of $33,250 associated with the $258,750 July 2025 Promissory Note, both recorded as a debt discount. Solely at the option of the Holder, all outstanding obligations under the July 2025 Promissory Notes become convertible, per terms of the agreements, into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. The Company recognized approximately $41,000 in interest expense associated with amortization of the debt discount for the year ended December 31, 2025. The full principal amounts of $414,750, and unamortized discount of approximately $22,000, remain outstanding at December 31, 2025. In January 2026, in full settlement of the $156,000 promissory note, the Company repaid all principal and obligations under the note totaling approximately $205,000, including accrued interest and prepayment fee of approximately $49,000.

On September 15, 2025, the Company issued a promissory note in the principal amount of $127,650, including an OID of $27,650 (September 2025 Promissory Note). Interest is charged on the principal at 12% upon issuance of the September 2025 Promissory Note, totaling $15,318, and is payable, along with principal, at various dates and amount commencing in March 2026 through the Maturity Date in July 2026. Solely upon an event of default, and at the option of the Holder of the September 2025 Promissory Note, all outstanding amounts become convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date. The Company recognized approximately $13,000 in interest expense for the year ended December 31, 2025, associated with amortization of the debt discount. The full principal amount of $127,650, and unamortized debt discount of approximately $15,000, remain outstanding at December 31, 2025.

During the year ended December 31, 2025, the Company entered into eight individual Subscription Agreements and Convertible Promissory Notes for a total of $1,295,000 in principal (Other Convertible Notes). The unsecured loans were issued with a total of 431,682 shares of restricted common stock as original issue discount, and fair valued at approximately $597,000. Principal on the Other Convertible Notes is automatically convertible at a conversion price of $1.00 per common share on the maturity dates ranging from March 2026 to June 2026. Approximately $111,000 of debt discount was amortized as interest expense for the year ended December 31, 2025. The full principal amount of $1,295,000, and unamortized debt discount of approximately $486,000, remain outstanding at December 31, 2025.

April 2025 Loan Agreement

On March 31, 2025, the Company entered into a $150,000 Loan Agreement and Convertible Note, which was funded and recorded in April 2025. The loan matures on September 30, 2025, and was issued with an OID consisting of 34,286 shares of the Company’s common stock, valued at $82,286. The loan is to be fully settled with the issuance of restricted shares of the Company’s common stock through an automatic conversion on the maturity date, if not converted sooner at the option of the lender, at a conversion price of $1.75 per share. On September 30, 2025, the $150,000 in principal on the loan was automatically converted into 85,714 shares of the Company’s common stock in full settlement of the loan, and the Company recognized $82,286 in interest expense associated with the amortization of the OID for the year ended December 31, 2025.

Other Debt

In August 2024, the Company entered a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual $150,000 premium related to the Company’s D&O insurance policy. The Company paid $37,500 in premium up front and financed the remaining $112,500 in premium owed. Unpaid premium principal incurs interest at a rate of 8.14% per annum, with nine monthly payments of principal and interest of $12,928 through May 2025.

In August 2025, the insurance policy was renewed for $150,000 in annual premium. The Company paid $37,500 in premium up front and financed the remaining $112,500 in premium owed at an annual financing rate of 7.81%, which includes nine monthly payments of premium principal and interest of $3,693 commencing September 30, 2025, with final payment due May 31, 2026. Premium principal remaining outstanding under both the 2024 and 2025 financing arrangements was $62,500 at December 31, 2025 and 2024.

Following is a summary of debt outstanding at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Merchant Agreements	$586,337	541,972
Other Debt, Promissory Notes, and Loan Agreement	1,906,106	332,796
Related Party Debt	275,000	–
Total Debt	2,767,443	874,768
Less: Unamortized debt discounts	(711,054)	(200,853)
Current portion of debt	$2,056,389	673,915

The weighted average interest rate on short term borrowings outstanding at December 31, 2025 and 2024 was 26% and 46%, respectively.

NOTE 5 – INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2025 and 2024, are as follows:

	2025	2024
Current income tax expense (benefit):
Federal	$–	$(84,000)
State	–	–
Foreign	–	–
Total current income taxes	$–	$(84,000)

Deferred income tax expense (benefit):
Federal	$3,571,000	$983,000
State	–	–
Foreign	–	–
Total deferred income taxes	3,571,000	983,000
Change in valuation allowance	(3,571,000)	(983,000)
Income tax expense (benefit)	$–	$–

The Company recorded no current or deferred income tax benefit for the years ended December 31, 2025, primarily due to losses and a full valuation allowance on deferred tax assets.

The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis. Accordingly, the enhance income tax disclosures required under the ASU are presented only for the year ended December 31, 2025. Prior period amounts have not been recast and are therefore not comparable.

The Company has federal net operating loss carryforwards (NOL) of approximately $68,923,000 and $64,530,000 at December 31, 2025 and 2024, respectively. Approximately $38,401,000 of the federal NOL recorded in tax years beginning prior to January 1, 2028 is subject to a 20 year carryforward, with a portion expiring in 2026. Approximately $30,521,000 of the federal NOL recorded in tax years beginning January 1, 2028 and after has an indefinite carryforward period, subject to limitations. During the year ended December 31, 2024, the Company recognized approximately $84,000 in income tax benefit as a result of the noncash settlement of an income tax obligation assumed through its 2018 acquisition of Advangelists, LLC.

Enhanced Disclosures (ASU 2023-09 – 2025)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows. In accordance with ASU 2023-09, reconciling items greater than 5% of the statutory tax rate are presented separately. Amounts below this threshold are aggregated within “Other.” The 2025 reconciliation below is not presented on a comparable basis with prior periods due to the adoption of ASU 2023-09.

	Year Ended December 31,
	2025
Federal income benefit at statutory rates	$(2,191,201)	(21.00%	)
State income taxes, net of income tax benefit	(584,320)	(5.60%	)
Change in valuation allowance	3,571,000	34.20%
Amortization of debt discount	248,260	2.40%
Equity-based compensation	2,232,980	21.40%
Return to provision adjustments	(3,076,755)	(29.50%	)
Other	(199,964)	(1.90%	)
Income taxes at effective rates	$–	0.00%

Income Taxes Paid (Disaggregated) - 2025

Amount
U.S federal	$–
U.S state	–
Foreign	–

Total income taxes paid	$–

Legacy Disclosures (ASC 710 – 2024)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income tax benefit in the consolidated statement of operations as of December 31, 2024.

	Year Ended December 31,
	2024
Federal income tax benefit at statutory rates	(21.00%	)
Change in deferred tax asset valuation allowance	25.00%
Other	(3.00%	)
Income tax benefit at effective rates	(1.00%	)

Deferred Income Taxes

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

	December 31,
	2025	2024
Deferred tax assets
Net operating losses	$17,924,000	$16,083,000
Allowance for credit losses	40,000	33,000
Stock-based compensation	1,528,000	–
Debt discount	226,000	–
Valuation allowance	(19,651,000)	(16,080,000)
Net deferred tax assets	67,000	36,000

Deferred tax liabilities
Property and equipment	(1,000)	(36,000)
Intangible assets	(66,000)	–
Deferred tax liabilities	(67,000)	(36,000)
Net deferred tax assets	$–	$–

The change in the Company’s valuation allowance was an increase of $3,571,000 and $983,000 for the years ended December 31, 2025 and 2024, respectively, primarily related to the increases in net operating losses. Net operating losses incurred prior to 2018 expire beginning in 2025.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits and no charge during 2025, and accordingly, the Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2025.

The Company files income tax returns in the United States, including various state jurisdictions, which remain open to examination by the respective jurisdictions for the 2018 tax year to the present.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Series H Preferred Stock Issuances

On December 18, 2023, the Series G Preferred Shareholders agreed to exchange all 300,789 of the Series G Preferred Stock into 751,730 shares of the Company’s newly created Series H Preferred Stock. Also, our legal counsel agreed to exchange $33,000 of monies owed to the law firm for 16,500 shares of Series H Preferred Stock. Each share of the Series H Preferred Stock is convertible at any time after issuance into ten (10) shares of the Company’s Common Stock, or $0.20 per Common Share (Series H Conversion Ratio). The Series H Preferred Stock will automatically convert at the same Series H Conversion Ratio upon the Company’s Common Stock reporting of a closing sales price over $2.00 per share for ten (10) consecutive trading days or on December 31, 2026, whichever is earlier. The Company did not pay any commissions or other compensation to any third party in connection with the transactions reported herein. Exemption from registration is claimed under section 3(a)(9) of the Securities Act of 1933, as amended. During the year ended December 31, 2024, all outstanding shares of Series H Preferred Stock were converted into shares of the Company’s common stock, as discussed above.

Issuance of Common Stock Shares and Warrants for Services

During the years ended December 31, 2025 and 2024, the Company entered into several consulting agreements with unrelated entities for business development and general business consulting services (Consulting Agreements). The terms of the agreements ranged from three to twelve months. Compensation under the Consulting Agreements consisted of cash payments as well as common stock shares and warrant issuances. Any cash paid in advance, along with the fair value of any common stock shares and warrants issued, is recorded as a prepaid asset and amortized through professional fees expense (for cash compensation) or stock-based compensation expense (for stock-based instruments issued).

During 2025 and 2024, common stock shares issued under the Consulting Agreements totaled 480,000 and 25,000, respectively, and warrant shares issued totaled 130,000 and 350,000 for 2025 and 2024, respectively. The fair value of the common shares issued totaled approximately $1,219,000 and $12,000, and the fair value of the warrants issued totaled approximately $191,000 and $1,002,000 for the years ended December 31, 2025 and 2024, respectively. The fair value of the common stock issued was based on the per share market price of the Company’s stock at the date of each respective agreement and ranged from $1.53 to $2.74. The fair value of the warrants was determined based on the Black-Scholes model. The exercise prices of the warrants ranged from $0.50 to $1.00 per share and are exercisable over a period ranging from three to five years. Stock-based compensation expense recognized under these Consulting Agreements for the years ended December 31, 2025 and 2024 was approximately $1,213,000 and $12,000, respectively. Unamortized compensation was approximately $197,000 at December 31, 2025, and is expected to be recognized in full during 2026. During the year ended December 31, 2025, the 100,000 warrant shares issued under the Consulting Agreements on December 5, 2024 were exercised on a cashless basis resulting in the issuance of 87,277 common shares, as discussed in Note 7. A total of 380,000 warrant shares related to the Consulting Agreements remain outstanding at December 31, 2025.

During the year ended December 31, 2024, the Company issued a total of 46,010 shares of common stock as service fees in conjunction with the Merchant Agreements described in Note 4. The total value of the shares issued equaled approximately $41,000.

During July 2025, and in conjunction with a non-exclusive finder’s arrangement with a third party dated December 6, 2024, the Company issued a total of 25,807 shares of common stock and warrants to purchase a total of 13,638 shares of common stock. The common stock and warrants were issued as a placement agent fee to the third party for the completion of the Strata discussed below. The warrants are exercisable at any time at $1.10 per share through June 30, 2030. The fair value of the common stock and warrants was $40,000 and $19,938, respectively, and is included in general and administrative expenses on the accompanying consolidated statement of operations for the year ended December 31, 2025.

Issuance of Common Stock in Conjunction with Debt Issuances and Conversions

On December 30, 2024, a total of $250,000 in debt principal and $11,500 in OID under the 2024 Salkind Loans was converted into a total of 523,000 shares of common stock, in full settlement of obligations outstanding under the 2024 Salkind Loans. See Note 4 for further discussion of debt issued and conversion of debt.

On December 30, 2024, outstanding principal totaling $57,000 and OID totaling $20,000 under the Attorney Loans were converted into 154,000 shares of the Company’s common stock at a rate of $0.50 per share. In addition, outstanding principal totaling $60,000 and OID totaling $12,000 under the Attorney Loans were converted into a total of 72,000 shares of common stock at a rate of $1.00 per share. See Note 4 for further discussion of debt issued and conversion of debt.

During the year ended December 31, 2025, the Company issued a total of 506,470 shares of its common stock recorded as debt discount on several of its debt issuances. Total fair value of the shares issued was approximately $736,000 and is being amortized through interest expense over the terms of the related debt. See Note 4 for further discussion of debt issued and conversion of debt.

During the year ended December 31, 2025, the Company issued a total of 153,644 shares of its common stock, at a total value of $220,000, resulting from conversion of outstanding debt to common stock. See discussion of the Related Party – Other Loans, March 2025 Promissory Note Two and $150,000 Loan Agreement and Convertible Note. See Note 4 for further discussion of debt issued and conversion of debt.

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

On June 30, 2025, the Company entered into a Strata Purchase Agreement (the Strata) with ClearThink Capital Partners, LLC (ClearThink). Pursuant to the Strata, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a Request Notice), and subject to the other terms and conditions set forth in the Strata, up to an aggregate of $4,000,000 of the Company’s Common Stock. The purchase price of the shares of Common Stock to be purchased under the Strata will be equal to 91% of the three lowest daily volume weighted average prices during a valuation period of eight trading days, beginning seven trading days preceding the draw down or put notice to one trading day commencing on the first trading day following delivery and clearing of the delivered shares. Each purchase under the Strata will be a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 400% of the average daily trading value of the Common Stock over the ten days preceding the Request Notice date. In addition, pursuant to the Strata, the Company agreed to issue to ClearThink 100,000 restricted shares of the Company’s Common Stock as a Commitment Fee and shares of common stock to the Placement Agent, namely, Craft Capital Management, LLC, at a total value fair of $155,000. The Strata has a maturity date of 24 months from Commencement Date as defined in the Strata. The issuance of shares to ClearThink are subject to a beneficial ownership limitation so that in no event will shares be issued which would result in ClearThink beneficially owning, together with its affiliates, more than 9.99% of the Company’s outstanding shares of Common Stock.

It is possible that we may not have access to the full amount available to us under the Strata. We have also indemnified ClearThink pursuant to the Strata.

On June 30, 2025, the Company and ClearThink entered into a Securities Purchase Agreement (the SPA) under which ClearThink has agreed to purchase from the Company an aggregate of 250,000 shares of the Company’s restricted Common Stock for a total purchase price of $250,000 in two closings. The first closing occurred on the execution date of the SPA and the second closing occurring on July 30, 2025, with each closing resulting in the issuance of 125,000 shares of common stock and net proceeds of $117,500, inclusive of a $7,500 broker fee. In conjunction with the SPA, and upon the second closing in July 2025, the Company also issued warrants for the issuance of a total of 13,638 shares of the Company’s common stock to the placement agent, with a total fair value of $19,938. The warrants have a 5-year term and are exercisable at $1.10 per share.

During 2025, and included in the 3,160,071 common stock shares issued for cash discussed below, the Company received net proceeds of $466,987 from future put notices issued under the Strata at prices ranging from $1.11 to $1.23 per share through the issuance of an aggregate of 400,000 shares of common stock under a Form S-1 Registration Statement which became effective in August 2025.

During the year ended December 31, 2025, the Company raised a total of $3,348,987 in cash from various accredited investors in conjunction with common stock subscription and equity agreements, resulting in the issuance of a total of 3,160,071 shares of common stock at a cash per share prices ranging from $1.00 to $1.75. One of the agreements also included the issuance of 107,143 additional shares issued to the investor as an incentive for the investor to provide potential future equity funding based on certain financial results of the Company acceptable to the investor. Cash proceeds received were recorded net of direct financing fees totaling $21,500.

Issuance of Common Stock for Warrant Exercise

In fiscal 2025, the Company issued a total of 276,941 shares of its common stock upon the cashless exercise of 300,000 warrants, as discussed above.

Issuance of Common Stock in Exchange for Equity Investment

In February 2025, the Company expanded its strategic alliance with Context Networks, Inc. (Context), a private company that provides a programmatic advertising platform leveraging private blockchain technology for the gaming industry. In connection with this expansion, the Company issued 127,230 shares of its restricted common stock in exchange for 274,725 shares of Context’s restricted common stock. The transaction was valued based on the Company’s closing market price of $3.93 per share on the effective date of the exchange. As a result of this transaction, each party holds a minority ownership interest in the other.

Treasury Stock

In the year ended December 31, 2024, the Company repurchased 17 shares of common stock for $6, recorded as treasury stock. There were no repurchases of the Company’s common stock for the year ended December 31, 2025.

NOTE 7 – STOCK OPTION PLANS AND WARRANTS

The Company maintains multiple stock-based compensation plans (collectively, the Plans), including legacy plans under which certain awards may remain outstanding. The Company’s primary plan is the 2023 Employee Benefit and Consulting Services Compensation Plan (the 2023 Plan), which was approved by the Board of Directors on December 19, 2023. The 2023 Plan is substantially similar to prior plans but provides for a larger share reserve and continued flexibility in granting equity-based awards. The 2023 Plan was amended in October 2024 and December 2025 to increase the number of shares available for issuance to 6,000,000 shares.

In addition, the Company adopted the 2023 Equity Participation Plan (the 2023 EP Plan), which was approved by the Board of Directors on April 17, 2023 and by stockholders on May 15, 2023. The 2023 EP Plan authorizes the issuance of up to 166,667 shares and allows for the grant of restricted unit awards.

On October 8, 2024, the Board approved an increase in the number of shares available under the 2023 Plan from 2,000,000 to 4,000,000 shares and granted 1,725,000 non-statutory stock options with a five-year term, immediately exercisable, at an exercise price of $2.45 per share to certain officers, directors, employees, and consultants.

On December 31, 2025, the Board approved a further increase in the number of shares available under the 2023 Plan from 4,000,000 to 6,000,000 shares and granted 1,500,000 non-statutory stock options with a five-year term, immediately exercisable, at an exercise price of $1.10 per share to certain officers, directors, employees, and consultants. The options had a total fair value of $1,917,000, which was recognized as stock-based compensation for the year ended December 31, 2025.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. The weighted average assumptions made in calculating the fair values of options granted during fiscal 2025 and 2024 are as follows:

	Year Ended December 31
	2025	2024
Expected volatility	185%	200% - 205%
Expected dividend yield	–	–
Risk-free interest rate	3.73%	3.86% - 4.33%
Expected term (in years)	5.00	5.00 – 7.50

A summary of stock option activity under the 2023 Plan is as follows:

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,876,275	$9.11	5.05	$252,000
Granted	1,725,833	$2.45	4.77	$–
Cancelled & expired	(56,343)	$–	–	$–
Outstanding, December 31, 2024	3,545,765	$4.97	4.41	$7,171,982

Granted	1,500,000	$1.10	5.00	$345,000
Cancelled & expired	(1,765)	$–	–	$–
Outstanding, December 31, 2025	5,044,000	$3.61	3.88	$2,323,191
Options exercisable, December 31, 2025	5,044,000	$3.61	3.88	$2,323,191

The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2025 and 2024 were $1.10 and $2.45, respectively.

The aggregate intrinsic value of options outstanding and options exercisable on December 31, 2025 and 2024 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock closing price of $1.32 and $3.38 on December 31, 2025 and 2024, respectively.

Stock-based compensation expense related to stock options was approximately $1,917,000 and $4,093,000 for the years ended December 31, 2025, and 2024, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

As of December 31, 2025 and 2024, the unamortized compensation cost related to unvested stock option awards is $0 and $230, respectively.

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

On December 5, 2024, the Company issued 100,000 common stock warrants as compensation under a consulting services agreement. The warrants are exercisable at $4.00 per share through December 5, 2027. The per share fair value of the warrants at grant date was $3.84.

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

During July 2025, and in conjunction with a non-exclusive finder’s arrangement with a third party dated December 6, 2024, the Company issued a total of 25,807 shares of common stock and warrants to purchase a total of 13,638 shares of common stock. The common stock and warrants were issued as a placement agent fee to the third party for the completion of the Strata discussed in Note 6. The warrants are exercisable at any time at $1.10 per share through June 30, 2030.

On December 1, 2025, the Company entered into a six-month consultant agreement for general business consulting services. Compensation under the agreement is $10,000 per month and the issuance of 40,000 shares of restricted common stock and 80,000 five-year stock warrants exercisable at $1.00.

The weighted average assumptions made in calculating the fair value of warrants granted during the years ending December 31, 2025, and 2024, are as follows:

Year Ended December 31,
	2025	2024
Expected volatility	185% - 215%	216% - 220%
Expected dividend yield	–	–
Risk-free interest rate	3.67% - 3.96%	3.42% - 4.54%
Expected term (in years)	3.00 – 5.00	2.75 – 3.00

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	653,358	$58.54	4.20	$–
Granted	350,000	$1.07	3.37	$–
Outstanding, December 31, 2024	1,003,358	$38.67	2.90	$930,500

Granted	143,638	$1.01	4.04	$44,600
Exercised	(300,000)
Expired	(328)
Outstanding, December 31, 2025	846,668	$45.61	2.52	$142,600
Warrants exercisable, December 31, 2025	846,668	$45.61	2.52	$142,600

NOTE 8 – LOSS PER SHARE

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

The following potentially dilutive equity securities outstanding as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Stock options	5,044,000	3,545,764
Warrants	846,668	1,003,358
Convertible debt	1,691,713	–
Series AAA preferred stock	314,124	314,124
Series E preferred stock	10,281	10,281
Total common stock equivalents	7,906,786	4,873,527

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into in April 2017 which terminated Mr. Trepeta’s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 million in damages. Based on the Company’s initial internal review of the situation, the Company believed that the claims lack merit and vigorously defend same. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’s action was granted but Mr. Trepeta has filed a notice of appeal. In September of 2025, the Company was notified that Mr. Trepeta’s appeal was denied, and the court has dismissed the case.

NOTE 10 – SEGMENT REPORTING

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

The following table presents information about the Company’s services segment, including revenues, segment profit or loss before income taxes, and significant segment expenses for the years ended December 31, 2025 and 2024:

	2025	2024

Revenues	$112,316	$2,085,471

Less: cost of revenues	88,305	1,123,849

Gross profit	24,011	961,622

Less: other expenses
Professional fees	3,609,443	1,468,875
Salaries and payroll taxes	2,018,689	1,476,978
Stock-based compensation	1,917,230	4,093,346
Interest expense	898,305	478,564
Amortization and depreciation	722,633	390,932
Technology	646,885	1,058,734
Insurance	377,786	229,663
Other segment items	163,827	133,957
Bad debt	43,097	78,545
Other (income) expense	39,081	(12,123)
Licenses and permits	21,324	104,087
Commissions	–	137,570

Segment net loss and consolidated net loss before income taxes	$(10,434,289)	$(8,677,506)

NOTE 11 – SUBSEQUENT EVENTS

Debt Issuances

On January 14, 2026, the Company issued a convertible promissory note in the principal amount of $258,750, including Original Issue Discount (OID) of $33,750 to an unrelated third-party (January 2026 Note). The January 2026 Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the Issue Date. Principal and OID on the January 2026 Note is payable in cash in various monthly amounts commencing in July 2026 until maturity date in January 2027. The Company paid approximately $19,000 in issuance costs, recorded as debt discount along with the OID. Solely at the option of the Holder, and commencing on the earlier of (i) the date that an Event of Default occurs or (ii) the date the Company fails to pay amounts payable under the repayment terms of the January 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date.

On January 28, 2026, the Company entered into an agreement for the purchase and sale of future receivables (January 2026 Merchant Agreement) with a financial institution in exchange for $270,000 in funding. Approximately $167,000 of the funding was used to payoff principal and interest owed under the August 2025 Merchant Agreement discussed in Note 4. The new funding is to be repaid through daily payments representing 8% of future customer payments on receivables until a total of approximately $367,000 is paid resulting in the recording of approximately $97,000 in original issue discount. In connection with the funding, and as additional consideration, the Company issued shares of its common stock to the financial institution in an amount equal to 5% of the new principal.

During the first quarter of 2026, the Company entered into a Subscription Agreement and Convertible Promissory Note for $30,000 in principal. The unsecured loan was issued with 10,000 shares of restricted common stock as original issue discount, fair valued at a total of approximately $9,500. Principal on the Convertible Promissory Note is automatically convertible at a conversion price of $1.00 per common share on the maturity date in September 2026.

On March 9, 2026, the Company issued a convertible promissory note in the principal amount of $115,000, including Original Issue Discount (OID) of $15,000 to an unrelated third-party (March 2026 Note). The March 2026 Note also includes a one-time interest charge on the Principal Amount of $11,500 based on a rate of 10% per annum, due at the Issue Date. Principal and OID on the March 2026 Note is payable in cash on the Maturity Date of March 9, 2027. The Company paid $11,000 in issuance costs, recorded as debt discount along with the OID. Solely at the option of the Holder, and commencing on the earlier of (i) the date that an Event of Default occurs or (ii) six months from Issue Date, all amounts outstanding are convertible into shares of the Company’s common stock, at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days prior to the conversion date.

In the first quarter of 2026, Gene Salkind loaned the Company an aggregate of $75,000 in cash, which is due and payable on April 30, 2026. Payment of an additional $25,000 of OID associated with the transaction is due June 30, 2026.

Equity Issuances

During the first quarter of 2026, the Company issued a total of 1,710,000 shares of restricted common stock at prices ranging from $0.50 to $1.03 per share for total net cash proceeds of approximately $1,178,000. Shares issued included 685,000 shares at net proceeds of approximately $543,000 in connection with the June 30, 2025 Strata discussed in Note 6 above.

Consulting Agreement

Effective January 23, 2026, the Company entered into a Business Development Agreement with a third-party consultant, with a service term of eleven months. Compensation under the agreement represents 150,000 shares of the Company’s common stock at the effective date of the agreement. The total value of the common stock issued was equal to $133,500 based on the $0.89 per share market value of the common stock at the effective date of the agreement. The value of the common stock is being amortized straight-line to professional fees expense over the eleven month term of the agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of September 30,2023 and quarterly since that date. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to a material weakness identified related to revenue recognition for the year ended December 31, 2025. The error was discovered by the Company’s auditors and related to only one customer. Due to the insignificant total revenue for the year, this error was considered “material” for internal control assessment purposes although the dollar amount was below $500,000.

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

We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, the management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the years presented.

Continuing Internal Controls Remediation Efforts

During fiscal 2022 the Company identified control gaps and deficiencies. The Company continues to mitigate and remediate the gaps, deficiencies, and material weaknesses in its internal controls. The Board of Directors and The Audit Committee, as a priority, initiated these remediation activities to ensure the Company has proper internal controls over financial reporting and corporate governance. The Company has instituted independent monitoring and testing of these aforementioned controls. The implementation of these procedures commenced during fiscal 2023 and the Company has continued to refine and improve such procedures through fiscal 2025 subject to available financing, with mitigation and revision of controls continuing to be an ongoing process. Management has decided to defer the allocation of the additional talent necessary for the full implementation of the planned remediations until fiscal 2026. In 2025, the Company has instituted detective controls as well as independent monitoring and testing of these aforementioned controls, which gives management comfort that reporting represents the financial results of the Company in all material respects.

Item 9B. Other Information.

Reference is made to Subsequent Events in the Notes to Consolidated Financial Statements for a description of transactions which occurred in the first quarter of 2026.

Insider Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position and tenure of our directors.

Name	Age	Position(s)	Served as a Director Since
Dean L. Julia	58	Chief Executive Officer, President, Treasurer, Director, Co-Founder	1998
Dr. Gene Salkind, M.D.	72	Chairman of the Board	2019
Anne S. Provost	62	Director	2022
Nate Knight	76	Director	2023
Byron Booker	53	Director	2023

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

Anne S. Provost is employed full-time with EIZO Rugged Solutions Inc. since November 2023 and currently holds the role of Chief Financial Officer. She was previously employed with TNR Technical, Inc. in various capacities from 1996 to 2023. She served as its Chief Financial Officer since 2008 and was Acting President and COO from 2013 to 2015 and from 2022 to 2023. Prior to TNR, she worked as a Business Manager with the Orlando Business Journal. She graduated from the University of Central Florida in 1991 with a BSBA, Accounting. She completed her undergraduate degree while working full-time in the accounting departments of various Orlando law firms. In 2008, she obtained an Executive MBA from the University of Central Florida.

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

Byron Booker is the CEO of Lookhu Inc., a multi-channel streaming platform which he founded in 2014. He is a seasoned entrepreneur in the entertainment industry with extensive experience in live streaming, content licensing, video production, and music production, having secured deals with Sony ATV and Universal Music Group, in addition to working with renowned artists such as Chris Brown, Rihanna, and Pit Bull. Mr. Booker’s most recent work includes the executive production of the visual album titled “Raydemption,” featuring celebrities such as Ray J, Princess Love, FloRida, Brandy, and Snoop Dogg. He has also produced successful films and live events alongside social media influencers Vitaly, Tim Delghetto, Tonio Skitz, and Kinsey Wolanski, featuring movie icons Danny Trejo and Tiny Lister, including the all-time record for any event at the South by Southwest film festival in 2013 with over 300,000 concurrent streams. He is also chairman of the Recording Artists Guild, an association of over 12,000 recording artists worldwide, which he founded in 2009. Mr. Booker received a bachelor’s degree in business studies from Dallas Baptist University.

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

Executive Officers

The following table sets forth certain information regarding our current executive officers:

NAME	AGE	POSITION
Dean L. Julia	58	Chief Executive Officer/President/Treasurer/Director/Co-Founder
Paul Bauersfeld	61	Chief Technology Officer
Sean J. McDonnell, CPA	64	Chief Financial Officer
Sean Trepeta	58	President of Mobiquity Networks /Secretary of the Company
Deepanker Katyal	39	Chief Executive Officer of Advangelists

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

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. The SEC rules require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and 10% shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2025, all of the Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders have been met, except for that Gene Salkind was a late filer with one form 4 in September 2025.

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

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2025, and 2024 by:

•	each person who served as the principal executive officer of the company during fiscal year 2025 and 2024;

•	the Company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2025, and 2024 with compensation during fiscal years 2025 and 2024 of $100,000 or more; and

•	those two individuals, if any, who would have otherwise been included in bullet point above but for the fact that they were not serving as an executive of the company as of December 31, 2025.

Name and Principal		Salary	Bonus	Stock	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	Awards	($)(1)	($)(2)(3)	($)
Dean L. Julia	2025	$360,000	$–	$–	$447,300	$67,069	$938,269
CEO of the Company	2024	$265,846	$–	$–	$1,186,706	$69,796	$1,522,348

Deepanker Katyal	2025	$400,000	$–	$–	$127,800	$33,771	$561,571
CEO of Advangelists	2024	$300,461	$–	$–	$237,200	$12,901	$550,562

Paul Bauersfeld	2025	$300,000	$–	$–	$127,800	$40,650	$468,450
Chief Technology Officer	2024	$221,539	$–	$–	$355,800	$40,348	$617,687

Sean Trepeta	2025	$240,000	$–	$–	$127,800	$40,650	$408,450
President of Mobiquity Networks	2024	$177,231	$–	$–	$237,200	$40,348	$454,779

Sean McDonnell	2025	$143,000	$–	$–	$127,800	$–	$270,800
CFO of the Company	2024	$105,600	$–	$–	$118,600	$–	$224,200

(1)    The options and restricted stock awards presented in this table for fiscal years 2025 and 2024 reflect the full grant date fair value, as if the total dollar amount were earned in the year of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to stock-based compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in the past two years were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2025.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Dean L.Julia (1)	4,167	–	–	$900.00	4/2/29	–	–	–	–
	833	–	–	$900.00	4/1/30	–	–	–	–
	833	–	–	$900.00	4/1/31	–	–	–	–
	15,000	–	–	$68.48	12/8/31	–	–	–	–
	1,667	–	–	$68.48	12/8/31	–	–	–	–
	667	–	–	$68.48	12/8/31	–	–	–	–
	833	–	–	$22.50	4/1/31	–	–	–	–
	833	–	–	$3.30	4/1/32	–	–	–	–
	950,000	–	–	$0.20	12/19/28	–	–	–	–
	833	–	–	$0.50	4/1/33	–	–	–	–
	25,000	–	–	$0.20	12/19/28	–	–	–	–
	450,000	–	–	$2.45	10/8/29	–	–	–	–
	50,000	–	–	$2.45	10/8/29	–	–	–	–
	350,000	–	–	$1.10	12/31/30	–	–	–	–
	50,000	–	–	$1.10	12/31/30	–	–	–	–
Deepanker Katyal (1)	50,000	–	–	$0.20	12/19/28	–	–	–	–
	100,000	–	–	$2.45	10/8/29	–	–	–	–
	100,000	–	–	$1.10	12/31/30	–	–	–	–
Paul Bauersfeld (1)	1,667	–	–	$900.00	4/2/29	–	–	–	–
	8,333	–	–	$68.48	12/8/31	–	–	–	–
	150,000	–	–	$0.20	12/19/28	–	–	–	–
	150,000	–	–	$2.45	10/8/29	–	–	–	–
	100,000	–	–	$1.10	12/31/30	–	–	–	–
Sean Trepeta (1)	1,667	–	–	$900.00	4/2/29	–	–	–	–
	8,333	–	–	$68.48	12/8/31	–	–	–	–
	50,000	–	–	$0.20	12/19/28	–	–	–	–
	100,000	–	–	$2.45	10/8/29	–	–	–	–

	100,000	–	–	$1.10	12/31/30	–	–	–	–

Sean McDonnell (1)	1,667	–	–	$68.48	12/8/31	–	–	–	–
	50,000	–	–	$0.20	12/19/28	–	–	–	–
	50,000	–	–	$2.45	10/8/29	–	–	–	–

	100,000	–	–	$1.10	12/31/30	–	–	–	–

(1)	All options contain cashless exercise provisions.

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

Employment Agreements

At various times in the past two fiscal years, employees’ salaries have been reduced due to working capital needs. As of December 31, 2025, all employees’ salaries were returned to full pay; however, current liabilities include $754,509 in monies owed to all employees and consultants.

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

Deepanker Katyal

Deepanker Katyal is employed as Chief Executive Officer of our wholly owned subsidiary, Advangelists, LLC on at at-will basis on the same substantive terms as his January 4, 2022, Employment Agreement with Advangelists which expired on January 4, 2023. Mr. Katyal’s annual base salary is $400,000. Mr. Katyal’s employment agreement also provides the following compensation: commissions equal to 10% of the net revenues derived from all New Katyal Managed Accounts (as was defined in the employment agreement – being accounts directly introduced by Mr. Katyal or assigned to Employee in writing by the Manager of the Company).

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

Employee Benefit and Consulting Services Compensation Plans

During Fiscal 2009, the Company established an Employee Benefit and Consulting Services Compensation Plan (the “plan”) for long-term stock-based compensation incentives for selected Eligible Participants of the Company covering 667 shares. This plan was adopted by the Board of Directors and approved by stockholders in October 2009 (the “2009 Plan”). In September 2013, the Company’s stockholders approved an increase in the number of shares covered by the 2009 Plan to 1,667 shares. In the first quarter of 2016, the Board approved, and stockholders ratified a 2016 Employee Benefit and Consulting Services Compensation Plan covering 1,667 shares (the “2016 Plan”) and approved moving all options which exceeded the 2009 Plan limits to the 2016 Plan. In December 2018, the Board of Directors adopted and in February 2019 the stockholders ratified the 2018 Employee Benefit and Consulting Services Compensation Plan covering 5,000 shares (the “2018 Plan”). On April 2, 2019, the Board approved the “2019 Plan” identical to the 2018 Plan, except that the 2019 Plan covers 10,000 shares. The 2019 Plan required stockholder approval by April 2, 2020, to be able to grant incentive stock options under the 2019 Plan. On October 13, 2021, the Board approved the “2021 Plan” identical to the 2018 Plan, except that the 2021 Plan covers 73,334 shares. The 2021 Plan required stockholder approval by October 13, 2022, to be able to grant incentive stock options under the 2021 Plan. On April 17, 2023, the Board approved an Equity Participation Plan similar to the Plans described herein, except that this Plan also provides for the grant of Restricted Unit Awards (the “2023 EP Plan”). Under the 2023 EP Plan, which was approved by stockholders on May 15, 2023, a maximum of 166,667 shares may be granted under the 2023 EP Plan. On December 19, 2023, the Board approved the 2023 Employee Benefit and Consulting Compensation Plan (the “2023 Plan”) identical to the 2018 Plan, except that the 2023 Plan covers 6,000,000 shares, as amended. The 2009 Plan, 2016 Plan, 2018 Plan, 2019 Plan, 2021 Plan, the 2023 EP Plan, and 2023 Plan are collectively referred to as the “Plans.”

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

On December 31, 2025, the Board of Directors of the Company approved the increase in the number of shares available under the 2023 Employee Benefit and Consulting Compensation Plan from 4,000,000 shares to 6,000,000 shares and granted a total of 1,500,000 non-statutory stock options with a 5-year term, immediately exercisable to several officers, directors, employees and consultants at an exercise price of $1.10 per share.

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

Awards

As of December 31, 2025, the Company has a total of 3,317,301 options outstanding under the Plans and a total of 1,726,699 options outstanding outside of the Plans, or a total of options to purchase 5,044,000 shares of the Company’s Common Stock with a weighted average exercise price of $3.61 per share. The Board has granted options with varying terms. The Company has also granted various officers, directors and employees of Advangelists, warrants to purchase an aggregate of 21,667 shares at varying terms.

It is not possible to predict the individuals who will receive future awards under the Plans or outside the Plans or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The table below contains information as of December 31, 2025, on the known benefits provided to certain people and group of persons who own options under or outside the Plans.

	Number of Shares Subject to Options/Warrants	Average Exercise Price ($) per Share	Value of Unexercised Options/ Warrants at Dec. 31, 2025 (1)
Dean L. Julia	1,850,666	$4.43	$1,180,683
Sean McDonnell	201,667	$1.77	$78,000
Sean Trepeta	260,000	$8.95	$78,000
Paul Bauersfeld	410,000	$6.02	$190,000
Deepanker Katyal	258,568	$28.82	$78,000
Executive Officers as a group	2,955,234	$6.98	$1,604,683
Gene Salkind	661,544	$6.98	$167,000
Three Independent Directors as a group	455,001	$1.51	$201,000

_________________

(1)    Value is normally calculated by multiplying (a) the difference between the market value per share at period end ($1.32 based upon a last sale on December 31, 2025), and the option exercise price by (b) the number of shares of Common Stock underlying the option.

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

Grant Information

As of December 31, 2025, no awards have been made under the 2023 EP Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our voting stock as of March 26, 2026, based upon 25,426,386 common shares outstanding and by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

•	each “named executive officer” of the Company;

•	each of our directors; and

•	all executive officers and directors as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Mobiquity Technologies, Inc. at the address set forth herein. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or the conversion of such person’s outstanding Preferred Stock) within 60 days after March 25, 2026, are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The percentage of shares beneficially owned as of March 26, 2026, is based upon 25,426,386 shares of Common Stock outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock	Number of Shares Underlying Convertible Preferred Stock, Options and Warrants	Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Directors and Executive Officers
Paul Bauersfeld	50	411,183	411,233	1.6
Dean L. Julia	3,659	1,825,666	1,829,325	7.2
Sean Trepeta	2,525	260,000	262,525	*
Sean McDonnell	168	201,667	201,835	*
Deepankar Katyal	–	258,568	258,568	*
Nate Knight	–	151,667	151,667	*
Gene Salkind	8,668,695	661,544	9,330,239	36.7
Anne S. Provost	–	151,667	151,667	*
Byron Booker	–	151,667	151,667	*
All Officers and directors as a group (nine persons)	8,675,097	4,073,629	12,748,726	50.1

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Stephano Slack, LLC and Assurance Dimensions, LLC for the audit of the Company’s consolidated financial statements and fees for other services for the years ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
	2025	2024
Audit fees	$50,000	$50,000
Audit- related fees	20,600	27,000
All other fees	–	–
Total fees	$70,600	$77,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  FINANCIAL STATEMENTS

The following documents are filed under ITEM 8 FINANCIAL STATEMENTS as the financial statements of the Company for the years ended December 31, 2025, and 2024:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 16. Exhibits

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)

Exhibit
Number	Exhibit Title
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022 with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019 ***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
3.23	Amendment to Certificate of Incorporation dated November 27, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)
3.24	Amendment to Certificate of Incorporation dated December 28, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)

Exhibit
Number	Exhibit Title
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021 Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant***
4.19	Form of Series 2023 Warrant***
4.20	Form of Pre-funded Warrant(Form 2023)***
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Amendment dated February 13, 2023 to Promissory Note dated December 30, 2022 issued to Walleye*****
4.29	Stock Purchase Agreement with Clear Think LLC (Incorporated by reference to Form S-1 Registration Statement filed with the SEC on July 23, 2025.)
4.30	Registration Rights Agreement with Clear Think LLC (Incorporated by reference to Form S-1 Registration Statement filed with the SEC on July 23, 2025.)
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
19.1	Insider Trading Policy (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2024.)
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit
Number	Exhibit Title

99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant’s Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)
99.7	2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2023.)
99.8	Amendment to 2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2024.)
99.9	Amendment to 2023 Employee Benefit and Consulting Compensation Plan*
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

________________

*	Filed herewith.
**	To be filed by amendment
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364.
****	Previously filed under Form S-1 Registration Statement File No. 333-269293.
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572.

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

April 8, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Dean L. Julia	Principal Executive Officer and Director	April 8, 2026
Dean L. Julia

/s/Anne S. Provost	Director	April 8, 2026
Anne S. Provost

/s/ Byron Booker	Director	April 8, 2026
Byron Booker

/s/Sean J. McDonnell, CPA	Principal Financial Officer	April 8, 2026
Sean J. McDonnell

/s/Nate Knight	Director	April 8, 2026
Nate Knight

/s/Gene Salkind	Chairman of the Board	April 8, 2026
Gene Salkind

Dean L. Julia, Anne S. Provost, Byron Booker, Nate Knight and Dr. Gene Salkind represent all the current members of the Board of Directors.

