Form 10-Q
period 2026-03-31
Mobiquity Technologies, Inc.
filed 2026-05-15
CIK 1084267

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

The number of shares outstanding of the Registrant’s Common Stock as of May 12, 2026, was 27,816,386.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technologies, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2026 (Unaudited)	2025

Current Assets
Cash	$137,933	$642,515
Accounts receivable	183,879	170,465
Less: Allowance for credit losses	(169,953)	(157,383)
Accounts receivable, net	13,926	13,082
Prepaid and other current assets	395,226	784,352
Total Current Assets	547,085	1,439,949

Property and equipment, net	7,386	2,565

Goodwill	1,352,865	1,352,865
Capitalized software development costs, net	2,283,980	2,464,097
Investment	500,014	500,014
Total Assets	$4,691,330	$5,759,490

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,491,869	$2,449,562
Accrued interest	34,676	30,643
Contract liabilities	25,486	25,486
Debt, net	2,004,398	2,056,389
Total Current Liabilities	4,556,429	4,562,080

Total Liabilities	4,556,429	4,562,080

Commitments and Contingencies (Note 8)

Stockholders' Equity
AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Preferred stock Series H; $0.0001 par value, 770,000 shares authorized, no shares issued and outstanding	–	–
Common stock; $0.0001 par value, 100,000,000 shares authorized, 25,626,386 and 23,551,403 shares issued, 25,623,869 and 23,548,886 shares outstanding	2,563	2,356
Treasury stock, at cost, $0.0001 par value 2,517 shares outstanding	(1,350,006)	(1,350,006)
Additional paid-in capital	240,089,176	238,612,861
Accumulated deficit	(238,606,841)	(236,067,810)
Total Stockholders' Equity	134,901	1,197,410
Total Liabilities and Stockholders' Equity	$4,691,330	$5,759,490

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenues	$18,440	$12,613

Cost of revenues	4,354	31,468

Gross profit (loss)	14,086	(18,855)

Operating expenses
General and administrative expenses	1,820,164	1,945,860
Depreciation and amortization	180,490	180,739
Total operating expenses	2,000,654	2,126,599

Loss from operations	(1,986,568)	(2,145,454)

Other income (expense)
Interest expense	(513,748)	(150,542)
Loss on debt extinguishment	(38,722)	–
Interest income	7	9
Total other expense - net	(552,463)	(150,533)

Net loss	$(2,539,031)	$(2,295,987)

Loss per share - basic and diluted	$(0.10)	$(0.12)

Weighted average number of shares outstanding - basic and diluted	24,391,258	19,485,260

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

	Series E Preferred Stock		Series H Preferred Stock		Series AAA Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2024	61,688	$6	–	$–	31,413	$3
Common stock issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–
Common stock exchanged for investment	–	–	–	–	–	–
Common stock issued for warrant conversion	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, at March 31, 2025	61,688	$6	–	$–	31,413	$3

Balance, at December 31, 2025	61,688	$6	–	$–	31,413	$3
Common stock issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Common stock issued for debt discount	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, at March 31, 2026	61,688	$6	–	$–	31,413	$3

(continued)

	Common Stock		Additional Paid-in	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, at December 31, 2024	18,721,240	$1,872	$230,266,097	2,517	$(1,350,006)	$(225,633,521)	$3,284,451
Common stock issued for services	401,498	40	1,100,990	–	–	–	1,101,030
Common stock issued for cash	432,571	43	569,457	–	–	–	569,500
Stock based compensation	–	–	230	–	–	–	230
Note payable conversion to common stock	17,143	2	29,998	–	–	–	30,000
Common stock exchanged for investment	127,230	13	500,001	–	–	–	500,014
Common stock issued for warrant conversion	276,941	29	(29)	–	–	–	–
Net loss	–	–	–	–	–	(2,295,987)	(2,295,987)
Balance, at March 31, 2025	19,976,623	$1,999	$232,466,744	2,517	$(1,350,006)	$(227,929,508)	$3,189,238

Balance, at December 31, 2025	23,551,403	$2,356	$238,612,861	2,517	$(1,350,006)	$(236,067,810)	1,197,410
Common stock issued for services	154,983	15	138,619	–	–	–	138,634
Common stock issued for cash	1,710,000	171	1,128,217	–	–	–	1,128,388
Common stock issued for debt discount	10,000	1	9,499	–	–	–	9,500
Note payable conversion to common stock	200,000	20	199,980	–	–	–	200,000
Net loss	–	–	–	–	–	(2,539,031)	(2,539,031)
Balance, at March 31, 2026	25,626,386	$2,563	$240,089,176	2,517	$(1,350,006)	$(238,606,841)	$134,901

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

	2026	2025

Cash flows from operating activities:
Net loss	$(2,539,031)	$(2,295,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	374	623
Provision for credit losses	12,571	39,414
Loss on debt extinguishment	38,722	–
Amortization of intangible assets	–	–
Amortization of capitalized software development costs	180,116	180,116
Amortization of debt discounts	496,613	140,282
Common stock and warrants issued for services	390,184	641,793
Stock-based compensation	–	230
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(13,415)	(14,784)
(Increase) decrease prepaid expenses and other assets	137,577	62,501
Increase (decrease) in accounts payable and accrued expenses	46,340	(73,184)
Net cash used in operating activities	(1,249,949)	(1,318,996)

Cash flows from investing activities
Purchase of property and equipment	(5,195)	(1,986)
Net cash used in investing activities	(5,195)	(1,986)

Cash flows from financing activities
Issuance of common stock for cash	1,128,388	569,500
Issuance of long-term debt, net of discounts and issuance costs	303,226	245,641
Repayments on long-term debt	(681,052)	(322,732)
Net cash provided by financing activities	750,562	492,409

Net change in cash	(504,582)	(828,573)

Cash - beginning of period	642,515	1,159,933

Cash - end of period	$137,933	$331,360

Supplemental disclosure of cash flow information
Cash paid for interest	$13,102	$9,306

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for debt discount	$9,500	$–
Note payable conversion to common stock	$200,000	$–
Issuance of common stock as compensation under services agreements	$138,634	$1,096,000
Common stock exchanged for equity investment	$–	$500,014
Common stock issued as settlement for accounts payable	$24,000	$30,000

See accompanying notes to the consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2026

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

Going Concern

Since inception, the Company has generated recurring losses as well as negative operating cash flows in its annual consolidated financial statements. As of March 31, 2026, the Company had an accumulated deficit of approximately $239,000,000. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings. Total unrestricted cash and cash equivalents on hand as of March 31, 2026 was $138,933. Management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management plans include additional debt and equity financings, expense reductions, and expansion of revenue-generating operations; however, no assurance can be provided that such plans will be successful. The Company's unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (U.S. GAAP) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2026, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 8, 2026.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of March 31, 2026 and December 31, 2025. No impairment of goodwill was recognized by the Company during the three months ended March 31, 2026 and 2025.

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

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discounts or debt issuance costs and amortized to interest expense in the consolidated statements of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the three months ended March 31, 2026, and 2025, the Company recorded approximately $497,000 and $140,000, respectively, in interest expense associated with the amortization of debt discounts and debt issuance costs incurred on debt. The unamortized balance of debt discounts at March 31, 2026 and December 31, 2025 was approximately $419,000 and $712,000, respectively.

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

Contract Liabilities

Contract liabilities represent customer deposits received in advance of the Company satisfying its performance obligations and recognizing revenue. Upon fulfillment of the performance obligation(s) in accordance with the terms of the contract, the related contract liability is relieved and revenue is recognized. As of March 31, 2026, December 31, 2025, and January 1, 2025, contract liabilities totaled $25,486.

Loss Per Share of Common Stock

Basic earnings or loss per share of common stock is computed by dividing net income or loss available to stockholders of common stock by the weighted average number of shares of common stock. Diluted earnings per share of common stock is computed by dividing net income or loss available to stockholders of common stock by the sum of the weighted average number of shares of common stock and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Potentially dilutive securities include convertible debt, outstanding stock options, outstanding warrants, Series AAA preferred stock and Series E preferred stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share of common stock by application of the treasury stock method, except if its impact is anti-dilutive. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. See Note 7 for additional information.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU No. 2023-09), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, and allows for adoption on a prospective basis, with a retrospective option. The Company adopted the new standard for the year ended December 31, 2025, and applied this standard retrospectively to all prior periods presented. The adoption of the standard did not have a material impact on the consolidated financial statement disclosures.

In December 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU No. 2024-04). The ASU updates the accounting and disclosure requirements for certain convertible debt instruments and contracts in an entity’s own equity, including clarifying guidance related to classification, measurement, and related disclosures. ASU No. 2024-04 is effective for fiscal years beginning after December 15, 2025, and for interim periods within those fiscal years. The ASU allows for adoption on either a modified retrospective or full retrospective basis. The adoption of the standard did not have a material impact on the consolidated financial statement disclosures.

Recently Issued Accounting Pronouncement Not Yet Adopted

In November 2024, the FASB issued ASU-2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (ASU No. 2024-03). The ASU requires additional disclosures of the nature of the expenses included in the income statement, including disaggregation of the expense captions presented on the consolidated statements of operations into specific categories. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2024-03 on the consolidated financial statement disclosures.

NOTE 3: INTANGIBLE ASSETS

Definite-Lived Intangible Assets

The Company’s definite-lived intangible assets consist of capitalized software development costs. The intangible assets are being amortized over their estimated useful lives of five years. The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are also reviewed for impairment or obsolescence when events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

	Useful Life	March 31, 2026	December 31, 2025

Software development costs	5 years	$3,602,328	$3,602,328
Less accumulated amortization		(1,318,348)	(1,138,231)
Net carrying value, software development costs		$2,283,980	$2,464,097

During each of the three months ended March 31, 2026 and 2025, the Company recognized approximately $180,000 of amortization expense, respectively, related to intangible assets. Amortization expense is included in depreciation and amortization on the consolidated statements of operations.

Future approximate annual amortization of software development costs for products being marketed at March 31, 2026, is as follows:

Remainder of 2026	$540,000
2027	720,000
2028	720,000
2029	304,000
Total	$2,284,000

NOTE 4 – DEBT

Related Party - Salkind Loans

During September and December 2025, the Company entered into two individual short-term unsecured loans with Dr. Gene Salkind, the Company’s Board Chair, for working capital purposes (2025 Salkind Loans). Total gross borrowings under the 2025 Salkind Loans were $250,000 in cash proceeds, and an original issue discount (OID) of $25,000, along with 25,000 shares of restricted common stock valued at $31,250, for a total debt discount recorded of $56,250, with maturity dates in March 2026, as amended, at which time all principal is due and payable. Principal of $100,000 is convertible at any time prior to the maturity date at a conversion price of $1.00 per common share and remains outstanding at March 31, 2026, as does the payment on $25,000 of the OID, which is due June 30, 2026.

During the three months ended March 31, 2026, Dr. Salkind loaned the Company an additional $75,000 in cash, which is due and payable on April 30, 2026. Payment of an additional $25,000 of OID associated with the transaction is due June 30, 2026.

For the three months ended March 31, 2026 and 2025, the Company recognized approximately $36,000 and $2,000, respectively, in interest expense related to the amortization of OID. As of March 31, 2026 and December 31, 2025, total principal outstanding was approximately $225,000 and $275,000, respectively, and total unamortized debt discount was approximately $13,000 and $23,000, respectively.

Merchant Agreements

During the year ended December 31, 2025, the Company entered into five individual agreements with the Merchant Lender for the purchase and sale of future receivables (the 2025 Merchant Agreements). The 2025 Merchant Agreements were issued in exchange for total gross cash funding of approximately $1,132,000, of which approximately $457,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of other outstanding obligations with the Merchant Lender, net of other fees. Total principal remaining outstanding on the 2025 Merchant Agreements at March 31, 2026 and December 31, 2025, was approximately $250,000 and $586,000, respectively, and unamortized debt discount outstanding was approximately $69,000 and $163,000, respectively. The Company recognized approximately $95,000 in interest expense associated with the amortization of the debt discounts under the 2025 Merchant Agreements for the three months ended March 31, 2026.

On January 28, 2026, the Company entered into one agreement for the purchase and sale of future receivables (January 2026 Merchant Agreement) with the same financial institution in exchange for gross cash funding of approximately $270,000, of which approximately $103,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of one of the 2025 Merchant Agreements. In connection with the funding, and as additional consideration, the Company issued shares of its common stock to the financial institution in an amount equal to 5% of the new principal, valued at approximately $5,000. Principal remaining outstanding on the January 2026 Merchant Agreement at March 31, 2026 was approximately $296,000, and unamortized debt discount outstanding was approximately $61,000. The Company recognized approximately $35,000 in interest expense associated with the amortization of the debt discount for the three months ended March 31, 2026.

2025 Promissory Notes

In March 2025, the Company issued a promissory note with a financial institution (Lender One) in the principal amount of $62,060 with an OID of approximately $9,000 (2025 Lender One Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the 2025 Lender One Promissory Note One. The Company recognized approximately $2,000 in interest expense for the three months ended March 31, 2026, associated with the amortization of the total debt discount. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the 2025 Lender One Promissory Note One are convertible into shares of the Company’s common stock. All obligations under the 2025 Lender One Promissory Note One were paid in full during the three months ended March 31, 2026. Approximately $2,000 in interest expense was recognized as amortization on debt discount for the three months ended March 31, 2026.

On July 8, 2025, and July 17, 2025, the Company issued two individual convertible promissory notes with two third-party lenders (July 2025 Lenders) in principal amounts of $156,000 and $258,750 (July 2025 Promissory Notes), with Maturity Dates of April 30, 2026 and July 17, 2026, respectively. Interest is charged on the principal at 10% per annum, and is payable, along with the $156,000 principal, in full at the Maturity Date of April 30, 2026. Interest under the $258,750 promissory note of $25,875 was due and payable upon execution of the promissory note, and principal is due at various dates and amounts commencing in January 2026 through July 17, 2026. The Company paid a total of $30,000 in issuance costs associated with the July 2025 Promissory Notes and OID of $33,250 associated with the $258,750 July 2025 Promissory Note, both recorded as a debt discount. Solely at the option of the Holder, all outstanding obligations under the July 2025 Promissory Notes become convertible, per terms of the agreements, into shares of the Company’s common stock. The Company made an early repayment on the $156,000 promissory note during the three months ended March 31, 2026, resulting in an early termination fee of approximately $34,000 and the reversal of remaining unamortized debt discount of approximately $5,000, which was recorded as loss on debt extinguishment on the accompanying consolidated statement of operations. The Company recognized approximately $12,000 in interest expense associated with amortization of the debt discount under the $258,750 promissory note for the three months ended March 31, 2026. Principal of $69,000, and unamortized discount of approximately $5,000, remain outstanding at March 31, 2026.

On September 15, 2025, the Company issued a promissory note in the principal amount of $127,650, including an OID of $27,650 (September 2025 Promissory Note). Interest is charged on the principal at 12% upon issuance of the September 2025 Promissory Note, totaling $15,318, and is payable, along with principal, at various dates and amount commencing in March 2026 through the Maturity Date in July 2026. Solely upon an event of default, and at the option of the Holder of the September 2025 Promissory Note, all outstanding amounts become convertible into shares of the Company’s common stock. The Company recognized approximately $10,000 in interest expense for the three months ended March 31, 2026, associated with amortization of the debt discount. Principal of approximately $60,000, and unamortized debt discount of approximately $5,000, remain outstanding at March 31, 2026.

2026 Promissory Notes

On January 14, 2026, the Company issued a convertible promissory note in the principal amount of $258,750, including OID of $33,750 to an unrelated third-party (January 2026 Note). The January 2026 Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the issue date. Principal and OID on January 2026 Note is payable in cash in various monthly amounts commencing in July 2026 until maturity date in January 2027. The Company paid approximately $19,000 in issuance costs, and recorded a total of $52,250 as debt discount. Solely at the option of the Holder, and commencing upon an event defined in the January 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $4,000 in interest expense for the three months ended March 31, 2026 associated with the amortization of the debt discount. The full principal amount remains outstanding at March 31, 2026, along with $48,000 of unamortized debt discount.

On March 9, 2026, the Company issued a convertible promissory note in the principal amount of $115,000, including OID of $15,000 to an unrelated third-party (March 2026 Note). The March 2026 Note also includes a one-time interest charge on the principal amount of $11,500 based on a rate of 10% per annum, due at the issue date. Principal and OID on the March 2026 Note is payable in cash on the Maturity Date of March 9, 2027. The Company paid $11,000 in issuance costs, and recorded a total of $26,000 as debt discount. Solely at the option of the Holder, and commencing upon an event defined in the March 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $2,000 in interest expense for the three months ended March 31, 2026 associated with the amortization of the debt discount. The full principal amount remains outstanding at March 31, 2026, along with $24,000 of unamortized debt discount.

2025 Convertible Loan Agreements

During the year ended December 31, 2025, the Company entered into eight other individual Subscription Agreements and Convertible Promissory Notes for a total of $1,295,000 in principal (2025 Convertible Notes). The unsecured loans were issued with a total of 431,682 shares of restricted common stock as original issue discount, and fair valued at approximately $597,000. Principal on the 2025 Convertible Notes is automatically convertible at a conversion price of $1.00 per common share on the maturity dates ranging from March 2026 to June 2026. Approximately $300,000 of debt discount was amortized as interest expense for the three months ended March 31, 2026. Effective March 26, 2026, $200,000 in principal was converted into 200,000 shares of common stock at a of $1.00 per share. Total principal of $1,095,000, and unamortized debt discount of approximately $188,000, remain outstanding at March 31, 2026.

2026 Convertible Loan Agreement

During the first three months ended March 31, 2026, the Company entered into a Subscription Agreement and Convertible Promissory Note for $30,000 in principal (2026 Convertible Note). The unsecured loan was issued with 10,000 shares of restricted common stock as debt discount, fair valued at $9,500. Principal on the 2026 Convertible Note is automatically convertible at a conversion price of $1.00 per common share on the maturity date in September 2026. The Company recognized approximately $2,000 in interest expense associated with the amortization of the debt discount for the three months ended March 31, 2026 with approximately $8,000 of unamortized debt discount outstanding at March 31, 2026, along with the full principal amount.

Other Debt

In August 2025, Company entered a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual $150,000 premium related to the Company’s D&O insurance policy. The Company paid $37,500 in premium up front and financed the remaining $112,500 in premium owed at an annual financing rate of 7.81%, which includes nine monthly payments of premium principal and interest of $3,693 commencing September 30, 2025, with final payment due May 31, 2026. Premium principal remaining outstanding under both the 2024 and 2025 financing arrangements was $25,000 and $62,500 at March 31, 2026 and December 31, 2025, respectively.

Following is a summary of debt outstanding at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Merchant Agreements	$545,852	586,337
Promissory Notes, Loan Agreements, and Other Debt	1,652,645	1,906,106
Related Party Debt	225,000	275,000
Total Debt	2,423,497	2,767,443
Less: Unamortized Debt Discounts	(419,099)	(711,054)
Total Debt, Net	$2,004,398	2,056,389

The weighted average interest rate on short term borrowings outstanding at March 31, 2026 and December 31, 2025, was 27% and 26%, respectively.

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

Issuance of Common Stock for Services

During the year ended December 31, 2025, the Company entered into several consulting agreements with unrelated entities for business development and general business consulting services (Consulting Agreements). The terms of the Consulting Agreements ranged from three to twelve months. Compensation under the Consulting Agreements consisted of cash payments as well as common stock shares and warrant issuances. Any cash paid in advance, along with the fair value of any common stock shares and warrants issued, is recorded as a prepaid asset and amortized through professional fees expense (for cash compensation) or stock-based compensation expense (for stock-based instruments issued).

During 2025, common stock shares issued under the Consulting Agreements totaled 480,000 and warrant shares issued totaled 130,000 for 2025. The fair value of the common shares issued totaled approximately $1,219,000 and the fair value of the warrants issued totaled approximately $191,000 for the year ended December 31, 2025. The exercise prices of the warrants ranged from $0.50 to $1.00 per share and are exercisable over a period ranging from three to five years. Compensation expense recognized under these Consulting Agreements for the three months ended March 31, 2026 and 2025, was approximately $136,000 and $228,000, respectively. Unamortized compensation was approximately $60,000 at March 31, 2026, and is expected to be recognized in full during the remainder of 2026. A total of 380,000 warrant shares related to the Consulting Agreements remain outstanding at March 31, 2026, and December 31, 2025.

Effective January 23, 2026, the Company entered into a Business Development Agreement with a third-party consultant, with a service term of eleven months. Compensation under the agreement consisted of 150,000 shares of the Company’s common stock issued and valued at the effective date of the agreement. The total fair value of the common stock issued was $133,500, based on a per share price of $0.89. The Company recognized approximately $109,000 in professional fees expense for the three months ended March 31, 2026 associated with the amortization of the common stock fair value.

Issuance of Common Stock in Conjunction with Debt Issuances and Conversions

During the three months ended March 31, 2026, the Company issued a total of 200,000 shares of its common stock, at a total value of $200,000, resulting from conversion of $200,000 of outstanding debt principal to common stock.

Exemption from registration is claimed under Section 4(2). Section 3(a)(9) and Rule 506 of the Securities Act of 1933, as amended. No commissions were paid with respect to the aforementioned securities transactions.

2026 Issuances of Common Stock for Cash

During the three months ended March 31, 2026, the Company issued a total of 1,710,000 shares of common stock at prices ranging from $0.50 to $1.03 per share for total net cash proceeds of approximately $1,128,000.

NOTE 6 – STOCK OPTION PLANS AND WARRANTS

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

In addition, the Company adopted the 2023 Equity Participation Plan (the 2023 EP Plan), which was approved by the Board of Directors on April 17, 2023, and by stockholders on May 15, 2023. The 2023 EP Plan authorizes the issuance of up to 166,667 shares and allows for the grant of restricted unit awards.

On December 31, 2025, the Board approved a further increase in the number of shares available under the 2023 Plan to 6,000,000 shares and granted 1,500,000 non-statutory stock options with a five-year term, immediately exercisable, at an exercise price of $1.10 per share to certain officers, directors, employees, and consultants.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. No stock options were granted during the three months ended March 31, 2026.

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	5,044,000	$3.61	3.88	$2,323,191
Granted	–	$–	–	$–
Cancelled & expired	–	$–	–	$–
Outstanding and exercisable, March 31, 2026	5,044,000	$3.61	3.64	$857,658

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2026 and December 31, 2025 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock closing price of $0.69 and $1.32, respectively.

As of March 31, 2026, there is no unamortized compensation cost related to unvested stock option awards.

Warrants

No common stock warrants were issued for the three months ended March 31, 2026, and 2025.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	846,668	$45.61	2.52	$142,600
Granted	–	$–	–	$–
Outstanding, March 31, 2026	846,668	$45.61	2.27	$19,000

NOTE 7 – LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, including potentially dilutive securities when dilutive.

For the three months ended March 31, 2026 and 2025, the Company reported net losses; therefore, all potentially dilutive securities were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. As a result, basic and diluted loss per share were the same for both periods presented.

The following potentially dilutive securities outstanding as of March 31, 2026 and December 31, 2025 were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive:

	March 31, 2026	December 31, 2025
Stock options	5,044,000	5,044,000
Warrants	846,668	846,668
Convertible debt	2,472,258	1,691,713
Series AAA preferred stock	314,124	314,124
Series E preferred stock	10,281	10,281
Total common stock equivalents	8,687,331	7,906,786

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into in April 2017 which terminated Mr. Trepeta’s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 million in damages. Based on the Company’s initial internal review of the situation, the Company believed that the claims lack merit and vigorously defended the claims. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’s action was granted but Mr. Trepeta has filed a notice of appeal. In September of 2025, the Company was notified that Mr. Trepeta’s appeal was denied, and the court has since dismissed the case.

NOTE 9 – SEGMENT REPORTING

The services segment derives revenues from customers by providing access to its advertising technology applications, or by providing advertising technology campaign management services utilizing the Company’s technology applications. The accounting policies of the services segment are the same as those described in the summary of significant policies herein. The Chief Operating Decision Maker (CODM), which is the Company’s CEO, assesses performance for the services segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as consolidated net income or loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses results of operations to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest into the services segment or into other parts of the entity. The technology used in the customer arrangements is based on a single software platform utilized by customers or the Company in a similar manner.

The following table presents information about the Company’s services segment, including revenues, segment profit or loss before income taxes, and significant segment expenses for the three months ended March 31, 2026, and 2025:

	2026	2025

Revenues	$18,440	$12,613

Less: cost of revenues	4,354	31,468

Gross profit	14,086	(18,855)

Less: other expenses
Professional fees	944,156	1,158,932
Salaries and payroll taxes	520,132	467,145
Interest expense	513,748	150,542
Amortization and depreciation	180,490	180,739
Technology	145,091	185,450
Other segment items	90,933	76,250
Insurance	58,022	55,061
Advertising	39,296	–
Other (income) expense, net	38,715	–
Bad debt	12,571	–
Licenses and permits	9,963	3,013

Segment net loss and consolidated net loss	$(2,539,031)	$(2,295,987)

NOTE 10 – SUBSEQUENT EVENTS

Between April 1, 2026 and May 12, 2026, the Company issued a total of 2,040,000 shares of restricted common stock under eight individual subscription agreements at a per share price of $0.50 for total cash proceeds of $1,020,000.

In April 2026, a total of $150,000 in convertible debt principal outstanding at March 31, 2026, was converted into 150,000 shares of restricted common stock at a per share conversion rate of $1.00.

On April 29, 2026, the Company entered into an agreement for the purchase and sale of future receivables (April 2026 Merchant Agreement) with a financial institution in exchange for $275,500 in funding. A portion of the proceeds was applied to outstanding principal and interest owed under a separate Merchant Agreement in full settlement of that obligation. The new funding is to be repaid through daily payments representing 7% of future customer payments on receivables until a total of approximately $375,000 is paid. In connection with the funding, and as additional consideration, the Company issued 5,724 shares of its common stock to the financial institution in an amount equal to 5% of the new principal.

Effective May 1, 2026, the Company entered into a Consulting Agreement with a third-party consultant, with a service term of six (6) months. Compensation under the agreement included an up-front cash payment and monthly cash payments during the term of the agreement. The Company also issued 70,000 shares of the Company’s restricted common stock and warrants for the purchase of 120,000 shares of common stock at an exercise price of $0.50 per share, as of the effective date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company.

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2025 which includes our audited financial statements for the years ended December 31, 2025 and 2024 and such information presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

This Quarterly Report includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain risk factors discussed in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2026.

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

Additionally, through partnerships and integrations with companies such as Context Networks (Context), the Company is expanding its presence in specialized digital advertising environments, including casino gaming networks and digital out-of-home (DOOH) media within gaming establishments.

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

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

The following table sets forth certain selected consolidated statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$18,440	$12,613
Cost of revenues	4,354	31,468
Gross profit (loss)	14,086	(18,855)
Total operating expenses	2,000,654	2,126,599
Loss from operations	$(1,986,568)	$(2,145,454)

We generated revenues of $18,440 in the three months ended March 31, 2026, compared to $12,613 for the same period in 2025, an increase of $5,827. The Company has developed several new features which we believe will help grow revenue in 2026 and beyond.

Low revenue for the three months ended March 31, 2026 was influenced by several factors, including customer concentration, the timing of campaign launches and renewals, adoption of the Company’s newer platforms, including CMOne, and the timing of deployments associated with the Company’s partnership with Context Networks.

Although recent revenue levels have been low, management expects that future revenue growth, will be increasingly influenced by the expansion of the Company’s casino and gaming advertising network, increased adoption of AI-enabled capabilities within CMOne, and growth in programmatic advertising spend processed through ATOS. However, the timing and extent of such growth remain uncertain. Management expects that future revenue growth will depend on the Company’s ability to increase adoption of its software platforms, expand recurring SaaS and managed services revenue, and convert strategic deployments and partnerships into revenue-producing activity. However, there can be no assurance that these initiatives will generate revenue on the timing or scale expected by management, or that they will offset the decline from non-recurring political advertising revenue.

Cost of revenues was $4,354 or 24% of revenues for the first three months ended March 31, 2026, as compared to $31,468 or 249% of revenues in the same quarter of 2025. Costs of revenues include audience building, targeting features and web services for storage of our data and web engineers who are building and maintaining our platforms. Our ability to capture and store data for sales does not translate to increased cost of revenues.

Gross profit was $14,086, or 76% of revenues, for the first quarter of 2026 as compared to a loss of $18,855, or 149% of revenues, in the same period of 2025.

Operating expenses were $2,000,654 for the first quarter of 2026 compared to $2,126,599 in the first quarter of 2025, a decrease of $125,945. The decrease in operating costs was primarily related to decreases in professional fees of approximately $215,000 and technology expense of approximately $40,000, offset by increases in office and miscellaneous fees expense of approximately $53,000, advertising expense of approximately $39,000, and salaries expense of approximately $15,000.

Furthermore, during the three months ended March 31, 2026, the Company continued to invest in platform development, including AI and machine learning capabilities, supported integration and deployment efforts related to its strategic partnerships, and expanded business development activities.

The Company expects operating expenses to remain elevated in the near term as it continues to invest in its growth strategy. The Company’s ability to achieve operating leverage is dependent upon its ability to increase revenues, which is subject to significant uncertainty.

The loss from operations for the three months ended March 31, 2026 was $1,986,568 as compared to $2,145,454 for the same quarter in 2025. Our loss from operations decreased by approximately $159,000, driven in part by the changes in operating expenses discussed above, along with the increase in amortization of debt discount of approximately $356,000. The continuing operating loss is attributable to the focused effort in creating the products and services required to move forward with our business, and the Company expects to incur operating losses in the near term as it executes its growth strategy.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2025.

The Company had cash of $137,933 at March 31, 2026. Cash used in operating activities for the three months ended March 31, 2026, was $1,249,949. This resulted primarily from a net loss of $2,539,031 offset by amortization of capitalized software development costs of $180,116, amortization of debt discounts of $496,613, issuance of common stock and warrants for services rendered of $390,184, and an increase in accounts payable and accrued expenses of $46,340, and a decrease in prepaid expenses and other assets of $137,577. Cash used in investing activities was insignificant. Cash flows provided by financing activities consisted of $1,128,388 of net proceeds received from the sale of common stock and $303,226 related to issuance of long-term debt, offset by repayments on long-term debt of $681,052.

The Company had cash of $331,360 on March 31, 2025. Cash used in operating activities for the three months ended March 31, 2025, was $1,318,996. This resulted primarily from a net loss of $2,295,987 offset by amortization of intangibles $180,116, stock and warrants issued for services of $641,793, increase in accounts receivable of $14,784 and a decrease in prepaid expenses and other assets of $62,501. Net cash used in operating activities also increased due to a decrease in accounts payable and accrued expenses of $73,184 for the quarter. Cash flows used in investing activities were minimal. Cash flows provided by financing activities of $492,409 resulted from cash paid on debt of $322,732 offset by net proceeds received from the issuance of debt of $245,641 and net proceeds of $569,500 from the issuance of common stock.

Our company commenced operations in 1998 and was initially funded by our three founders, each of whom have made demand loans to our company that have been repaid. Since 1999, we have relied on equity financing and borrowings from outside investors to supplement our cash flow from operations and expect this to continue in 2026 and beyond until cash flow from our proximity marketing operations becomes substantial.

Debt and Equity Transactions

For a description of debt and equity transactions for the fiscal year ending December 31, 2025, and the three months ended March 31, 2026, reference is made to the Notes to the Consolidated Financial Statements described elsewhere herein.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of each fiscal year and quarter. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size, from limited accounting personnel, which also results in insufficient formal review controls.

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

There were changes in the Company’s internal control over financial reporting during the most recent fiscal quarter, which includes the integration of the new staff, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Continuing Internal Controls Remediation Efforts

During fiscal 2022 the Company identified control gaps and deficiencies. The Company continues to mitigate and remediate the gaps, deficiencies, and material weaknesses in its internal controls. The Board of Directors and The Audit Committee, as a priority, initiated these remediation activities to ensure the Company has proper internal controls over financial reporting and corporate governance. The Company had instituted independent monitoring and testing of these aforementioned controls. These procedures were applied during fiscal 2024 and will continue in fiscal 2026 as working capital permits, with mitigation and revision of controls continuing to be an ongoing process. The Company will continue to further implement detective controls as well as independent monitoring and testing of these aforementioned controls, which gives management comfort that reporting represents the financial results of the Company in all material respects.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into nine years ago in April 2017 which terminated Mr. Trepeta’s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 million in damages. Based on the Company’s initial internal review of the situation, the Company believed that the claims lack merit and vigorously defended the claims. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’s action was granted but Mr. Trepeta filed a notice of appeal. In September 2025, the Company was notified that Mr. Trepeta’s appeal was denied, and the court has since dismissed the case.

ITEM 1A. RISK FACTORS

Incorporated by reference are the risk factors contained in our Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

(a)    For fiscal 2024 and 2025, we had no sales or issuances of unregistered capital stock, except as described below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2024	Common Stock	5,708,734 shares	Shares sold for cash of $4,026,950	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	200,000 shares	Common stock subscribed	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	225,010 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2024	Common Stock	7,684,730 shares	Conversion of Series H Preferred stock	Section 3 (a)(9)	Not applicable

2024	Common stock	749,000 shares	Note conversion Conversion of Series H	Section 3 (a)(9)	Not applicable

2024	Common Stock	158,840 shares	Preferred dividends	Section 3 (a)(9)	Not applicable

2025	Common Stock	621,309 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	3,160,071 shares	Shares sold for cash of $3,348,987	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	127,320 shares	Stock issued for Investment	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	153,644 shares	Note conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	276,941 shares	Warrant conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	490,968 shares	Original issue discount	Section 3 (a)(9)	Not applicable

2026	Common Stock	154,983 shares	Services rendered	Rule 506,Section 4(2)	Not applicable

2026	Common Stock	1,710,000 shares	Shares sold for cash of $1,128,388	Rule 506,Section 4(2)	Not applicable

2026	Common Stock	10,000 shares	Original issue discount	Section 3 (a)(9)	Not applicable

Issuance of Common Stock for Services

During the year ended December 31, 2025, the Company entered into several consulting agreements with unrelated entities for business development and general business consulting services (Consulting Agreements). The terms of the Consulting Agreements ranged from three to twelve months. Compensation under the Consulting Agreements consisted of cash payments as well as common stock shares and warrant issuances. Any cash paid in advance, along with the fair value of any common stock shares and warrants issued, is recorded as a prepaid asset and amortized through professional fees expense (for cash compensation) or stock-based compensation expense (for stock-based instruments issued).

During 2025, common stock shares issued under the Consulting Agreements totaled 480,000 and warrant shares issued totaled 130,000 for 2025. The fair value of the common shares issued totaled approximately $1,219,000 and the fair value of the warrants issued totaled approximately $191,000 for the year ended December 31, 2025. The exercise prices of the warrants ranged from $0.50 to $1.00 per share and are exercisable over a period ranging from three to five years. Compensation expense recognized under these Consulting Agreements for the three months ended March 31, 2026 and 2025, was approximately $136,000 and $228,000, respectively. Unamortized compensation was approximately $60,000 at March 31, 2026, and is expected to be recognized in full during the remainder of 2026. A total of 380,000 warrant shares related to the Consulting Agreements remain outstanding at March 31, 2026 and December 31, 2025.

Effective January 23, 2026, the Company entered into a Business Development Agreement with a third-party consultant, with a service term of eleven months. Compensation under the agreement consisted of 150,000 shares of the Company’s common stock issued and valued at the effective date of the agreement. The total fair value of the common stock issued was $133,500, based on a per share price of $0.89. The Company recognized approximately $109,000 in professional fees expense for the three months ended March 31, 2026 associated with the amortization of the common stock fair value.

Issuance of Common Stock in Conjunction with Debt Issuances and Conversions

During the three months ended March 31, 2026, the Company issued a total of 200,000 shares of its common stock, at a total value of $200,000, resulting from conversion of $200,000 of outstanding debt principal to common stock.

Exemption from registration is claimed under Section 4(2). Section 3(a)(9) and Rule 506 of the Securities Act of 1933, as amended. No commissions were paid with respect to the aforementioned securities transactions.

2026 Issuances of Common Stock for Cash

During the three months ended March 31, 2026, the Company issued a total of 1,710,000 shares of common stock at prices ranging from $0.50 to $1.03 per share for total net cash proceeds of approximately $1,128,000.

DEBT

Related Party - Salkind Loans

During September and December 2025, the Company entered into two individual short-term unsecured loans with Dr. Gene Salkind, the Company’s Board Chair, for working capital purposes (2025 Salkind Loans). Total gross borrowings under the 2025 Salkind Loans were $250,000 in cash proceeds, and an original issue discount (OID) of $25,000, along with 25,000 shares of restricted common stock valued at $31,250, for a total debt discount recorded of $56,250, with maturity dates in March 2026, as amended, at which time all principal is due and payable. Principal of $100,000 is convertible at any time prior to the maturity date at a conversion price of $1.00 per common share and remains outstanding at March 31, 2026, as does the payment on $25,000 of the OID, which is due June 30, 2026.

During the three months ended March 31, 2026, Dr. Salkind loaned the Company an additional $75,000 in cash, which is due and payable on April 30, 2026. Payment of an additional $25,000 of OID associated with the transaction is due June 30, 2026.

For the three months ended March 31, 2026 and 2025, the Company recognized approximately $36,000 and $2,000, respectively, in interest expense related to the amortization of OID. As of March 31, 2026 and December 31, 2025, total principal outstanding was approximately $225,000 and $275,000, respectively, and total unamortized debt discount was approximately $13,000 and $23,000, respectively.

Merchant Agreements

During the year ended December 31, 2025, the Company entered into five individual agreements with the Merchant Lender for the purchase and sale of future receivables (the 2025 Merchant Agreements). The 2025 Merchant Agreements were issued in exchange for total gross cash funding of approximately $1,132,000, of which approximately $457,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of other outstanding obligations with the Merchant Lender, net of other fees. Total principal remaining outstanding on the 2025 Merchant Agreements at March 31, 2026 and December 31, 2025, was approximately $250,000 and $586,000, respectively, and unamortized debt discount outstanding was approximately $69,000 and $163,000, respectively. The Company recognized approximately $95,000 in interest expense associated with the amortization of the debt discounts under the 2025 Merchant Agreements for the three months ended March 31, 2026.

On January 28, 2026, the Company entered into one agreement for the purchase and sale of future receivables (January 2026 Merchant Agreement) with the same financial institution in exchange for gross cash funding of approximately $270,000, of which approximately $103,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of one of the 2025 Merchant Agreements. In connection with the funding, and as additional consideration, the Company issued shares of its common stock to the financial institution in an amount equal to 5% of the new principal, valued at approximately $5,000. Principal remaining outstanding on the January 2026 Merchant Agreement at March 31, 2026 was approximately $296,000, and unamortized debt discount outstanding was approximately $61,000. The Company recognized approximately $35,000 in interest expense associated with the amortization of the debt discount for the three months ended March 31, 2026.

2025 Promissory Notes

In March 2025, the Company issued a promissory note with a financial institution (Lender One) in the principal amount of $62,060 with an OID of approximately $9,000 (2025 Lender One Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the 2025 Lender One Promissory Note One. The Company recognized approximately $2,000 in interest expense for the three months ended March 31, 2026, associated with the amortization of the total debt discount. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the 2025 Lender One Promissory Note One are convertible into shares of the Company’s common stock. All obligations under the 2025 Lender One Promissory Note One were paid in full during the three months ended March 31, 2026. Approximately $2,000 in interest expense was recognized as amortization on debt discount for the three months ended March 31, 2026.

On July 8, 2025, and July 17, 2025, the Company issued two individual convertible promissory notes with two third-party lenders (July 2025 Lenders) in principal amounts of $156,000 and $258,750 (July 2025 Promissory Notes), with Maturity Dates of April 30, 2026 and July 17, 2026, respectively. Interest is charged on the principal at 10% per annum, and is payable, along with the $156,000 principal, in full at the Maturity Date of April 30, 2026. Interest under the $258,750 promissory note of $25,875 was due and payable upon execution of the promissory note, and principal is due at various dates and amounts commencing in January 2026 through July 17, 2026. The Company paid a total of $30,000 in issuance costs associated with the July 2025 Promissory Notes and OID of $33,250 associated with the $258,750 July 2025 Promissory Note, both recorded as a debt discount. Solely at the option of the Holder, all outstanding obligations under the July 2025 Promissory Notes become convertible, per terms of the agreements, into shares of the Company’s common stock. The Company made an early repayment on the $156,000 promissory note during the three months ended March 31, 2026, resulting in an early termination fee of approximately $34,000 and the reversal of remaining unamortized debt discount of approximately $5,000, which was recorded as loss on debt extinguishment on the accompanying consolidated statement of operations. The Company recognized approximately $12,000 in interest expense associated with amortization of the debt discount under the $258,750 promissory note for the three months ended March 31, 2026. Principal of $69,000, and unamortized discount of approximately $5,000, remain outstanding at March 31, 2026.

On September 15, 2025, the Company issued a promissory note in the principal amount of $127,650, including an OID of $27,650 (September 2025 Promissory Note). Interest is charged on the principal at 12% upon issuance of the September 2025 Promissory Note, totaling $15,318, and is payable, along with principal, at various dates and amount commencing in March 2026 through the Maturity Date in July 2026. Solely upon an event of default, and at the option of the Holder of the September 2025 Promissory Note, all outstanding amounts become convertible into shares of the Company’s common stock. The Company recognized approximately $10,000 in interest expense for the three months ended March 31, 2026, associated with amortization of the debt discount. Principal of approximately $60,000, and unamortized debt discount of approximately $5,000, remain outstanding at March 31, 2026.

2026 Promissory Notes

On January 14, 2026, the Company issued a convertible promissory note in the principal amount of $258,750, including OID of $33,750 to an unrelated third-party (January 2026 Note). The January 2026 Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the issue date. Principal and OID on January 2026 Note is payable in cash in various monthly amounts commencing in July 2026 until maturity date in January 2027. The Company paid approximately $19,000 in issuance costs, and recorded a total of $52,250 as debt discount. Solely at the option of the Holder, and commencing upon an event defined in the January 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $4,000 in interest expense for the three months ended March 31, 2026 associated with the amortization of the debt discount. The full principal amount remains outstanding at March 31, 2026, along with $48,000 of unamortized debt discount.

On March 9, 2026, the Company issued a convertible promissory note in the principal amount of $115,000, including OID of $15,000 to an unrelated third-party (March 2026 Note). The March 2026 Note also includes a one-time interest charge on the principal amount of $11,500 based on a rate of 10% per annum, due at the issue date. Principal and OID on the March 2026 Note is payable in cash on the Maturity Date of March 9, 2027. The Company paid $11,000 in issuance costs, and recorded a total of $26,000 as debt discount. Solely at the option of the Holder, and commencing upon an event defined in the March 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $2,000 in interest expense for the three months ended March 31, 2026 associated with the amortization of the debt discount. The full principal amount remains outstanding at March 31, 2026, along with $24,000 of unamortized debt discount.

2025 Convertible Loan Agreements

During the year ended December 31, 2025, the Company entered into eight other individual Subscription Agreements and Convertible Promissory Notes for a total of $1,295,000 in principal (2025 Convertible Notes). The unsecured loans were issued with a total of 431,682 shares of restricted common stock as original issue discount, and fair valued at approximately $597,000. Principal on the 2025 Convertible Notes is automatically convertible at a conversion price of $1.00 per common share on the maturity dates ranging from March 2026 to June 2026. Approximately $300,000 of debt discount was amortized as interest expense for the three months ended March 31, 2026. Effective March 26, 2026, $200,000 in principal was converted into 200,000 shares of common stock at a of $1.00 per share. Total principal of $1,095,000, and unamortized debt discount of approximately $188,000, remain outstanding at March 31, 2026.

2026 Convertible Loan Agreement

During the first quarter of 2026, the Company entered into a Subscription Agreement and Convertible Promissory Note for $30,000 in principal (2026 Convertible Note). The unsecured loan was issued with 10,000 shares of restricted common stock as debt discount, fair valued at $9,500. Principal on the 2026 Convertible Note is automatically convertible at a conversion price of $1.00 per common share on the maturity date in September 2026. The Company recognized approximately $2,000 in interest expense associated with the amortization of the debt discount for the three months ended March 31, 2026 with approximately $8,000 of unamortized debt discount outstanding at March 31, 2026, along with the full principal amount.

Other Debt

In August 2025, Company entered a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual $150,000 premium related to the Company’s D&O insurance policy. The Company paid $37,500 in premium up front and financed the remaining $112,500 in premium owed at an annual financing rate of 7.81%, which includes nine monthly payments of premium principal and interest of $3,693 commencing September 30, 2025, with final payment due May 31, 2026. Premium principal remaining outstanding under both the 2024 and 2025 financing arrangements was $25,000 and $62,500 at March 31, 2026 and December 31, 2025, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP (Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc. (Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)

Exhibit
Number	Exhibit Title
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022 with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019 ***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws (Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
3.23	Amendment to Certificate of Incorporation dated November 27, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)
3.24	Amendment to Certificate of Incorporation dated December 28, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)

Exhibit
Number	Exhibit Title
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021 Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant***
4.19	Form of Series 2023 Warrant***
4.20	Form of Pre-funded Warrant(Form 2023)***
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Amendment dated February 13, 2023 to Promissory Note dated December 30, 2022 issued to Walleye*****
4.29	Strata Purchase Agreement with ClearThink LLC (Incorporated by reference to S-1 registration statement filed with the SEC on July 23, 2025)
4.30	Registration Rights Agreement with ClearThink LLC (Incorporated by reference to S-1 registration statement filed with the SEC on July 23, 2025)
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)

Exhibit
Number	Exhibit Title
19.1	Insider Trading Policy (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2024)
21.1	Subsidiaries of the Issuer (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant’s Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)
99.7	2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2023.)
99.8	Amendment to 2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2024)
99.9	Amendment to 2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2025)
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

_______________

*	Filed herewith.
**	To be filed by amendment
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364.
****	Previously filed under Form S-1 Registration Statement File No. 333-269293.
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: May 15, 2026	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: May 15, 2026	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

