Form 10-Q
period 2026-06-30
Mobiquity Technologies, Inc.
filed 2026-08-14
CIK 1084267

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

The number of shares outstanding of the Registrant’s Common Stock as of August 13, 2026, was 31,114,238.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technologies, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2026 (Unaudited)	2025
Assets

Current Assets
Cash	$123,340	$642,515
Accounts receivable	183,879	170,465
Less: Allowance for credit losses	(176,674)	(157,383)
Accounts receivable, net	7,205	13,082
Prepaid and other current assets	261,293	784,352
Total Current Assets	391,838	1,439,949

Property and equipment, net	10,038	2,565

Goodwill	1,352,865	1,352,865
Capitalized software development costs, net	2,103,864	2,464,097
Investment	500,014	500,014
Total Assets	$4,358,619	$5,759,490

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,464,784	$2,449,562
Accrued interest	23,350	30,643
Contract liabilities	25,486	25,486
Related party debt, net	225,000	251,923
Debt, net	994,262	1,804,466
Total Current Liabilities	3,732,882	4,562,080

Total Liabilities	3,732,882	4,562,080

Commitments and Contingencies (Note 8)

Stockholders' Equity
AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3
Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6
Preferred stock Series H; $0.0001 par value, 770,000 shares authorized, no shares issued and outstanding	–	–
Common stock; $0.0001 par value, 100,000,000 shares authorized, 29,386,145 and 23,551,403 shares issued, 29,383,628 and 23,548,886 shares outstanding	2,938	2,356
Treasury stock, at cost, $0.0001 par value 2,517 shares outstanding	(1,350,006)	(1,350,006)
Additional paid-in capital	242,847,186	238,612,861
Accumulated deficit	(240,874,390)	(236,067,810)
Total Stockholders' Equity	625,737	1,197,410
Total Liabilities and Stockholders' Equity	$4,358,619	$5,759,490

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$177,697	$31,108	$196,137	$43,721

Cost of revenues	111,035	170	115,389	31,638

Gross profit	66,662	30,938	80,748	12,083

Operating expenses
General and administrative expenses	1,716,886	1,809,426	3,537,050	3,755,286
Depreciation and amortization	180,660	180,990	361,150	361,729
Total operating expenses	1,897,546	1,990,416	3,898,200	4,117,015

Loss from operations	(1,830,884)	(1,959,478)	(3,817,452)	(4,104,932)

Other income (expense)
Interest expense	(393,811)	(207,706)	(907,559)	(358,248)
Loss on debt extinguishment	(19,499)	–	(58,221)	–
Other expense	(21,000)	–	(21,000)
Loss on disposal of fixed assets	(2,363)	(1,672)	(2,363)	(1,672)
Interest income	8	7	15	16
Total other expense - net	(436,665)	(209,371)	(989,128)	(359,904)

Net loss	$(2,267,549)	$(2,168,849)	$(4,806,580)	$(4,464,836)

Loss per share - basic and diluted	$(0.08)	$(0.11)	$(0.18)	$(0.22)

Weighted average number of shares outstanding - basic and diluted	28,079,683	20,586,267	26,090,523	19,935,373

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three and Six Months Ended June 30, 2026 and 2025

	Series E Preferred Stock		Series H Preferred Stock		Series AAA Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2024	61,688	$6	–	$–	31,413	$3
Common stock issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–
Common stock exchanged for investment	–	–	–	–	–	–
Common stock issued for warrant conversion	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, at March 31, 2025	61,688	6	–	–	31,413	3

Common stock issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Common stock issued for original issue debt discount	–	–	–	–	–	–
Common stock issued for future equity sale	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, at June 30, 2025	61,688	$6	–	$–	31,413	$3

Balance, at December 31, 2025	61,688	$6	–	$–	31,413	$3
Common stock issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Common stock issued for debt discount and debt extinguishment	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, at March 31, 2026	61,688	6	–	–	31,413	3

Common stock and warrants issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Common stock issued for debt discount and debt extinguishment	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, at June 30, 2026	61,688	$6	–	$–	31,413	$3

(continued)

			Additional				Total
	Common Stock		Paid-in	Treasury Shares		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, at December 31, 2024	18,721,240	$1,872	$230,266,097	2,517	$(1,350,006)	$(225,633,521)	$3,284,451
Common stock issued for services	401,498	40	1,100,990	–	–	–	1,101,030
Common stock issued for cash	432,571	43	569,457	–	–	–	569,500
Stock based compensation	–	–	230	–	–	–	230
Note payable conversion to common stock	17,143	2	29,998	–	–	–	30,000
Common stock exchanged for investment	127,230	13	500,001	–	–	–	500,014
Common stock issued for warrant conversion	276,941	29	(29)	–	–	–	–
Net loss	–	–	–	–	–	(2,295,987)	(2,295,987)
Balance, at March 31, 2025	19,976,623	1,999	232,466,744	2,517	(1,350,006)	(227,929,508)	3,189,238

Common stock issued for services	3,465	–	6,178	–	–	–	6,178
Common stock issued for cash	1,227,500	122	1,219,878	–	–	–	1,220,000
Common stock issued for original issue debt discount	34,286	3	82,283	–	–	–	82,286
Common stock issued for future equity sale	100,000	10	154,990	–	–	–	155,000
Net loss	–	–	–	–	–	(2,168,849)	(2,168,849)
Balance, at June 30, 2025	21,341,874	$2,134	$233,930,073	2,517	$(1,350,006)	$(230,098,357)	$2,483,853

Balance, at December 31, 2025	23,551,403	$2,356	$238,612,861	2,517	$(1,350,006)	$(236,067,810)	$1,197,410
Common stock issued for services	150,000	15	133,485	–	–	–	133,500
Common stock issued for cash	1,710,000	171	1,128,217	–	–	–	1,128,388
Common stock issued for debt discount and debt extinguishment	14,983	1	14,633	–	–	–	14,634
Note payable conversion to common stock	200,000	20	199,980	–	–	–	200,000
Net loss	–	–	–	–	–	(2,539,031)	(2,539,031)
Balance, at March 31, 2026	25,626,386	2,563	240,089,176	2,517	(1,350,006)	(238,606,841)	134,901

Common stock and warrants issued for services	70,000	7	245,154	–	–	–	245,161
Common stock issued for cash	2,590,000	258	1,412,242	–	–	–	1,412,500
Common stock issued for debt discount and debt extinguishment	4,759	–	5,724	–	–	–	5,724
Note payable conversion to common stock	1,095,000	110	1,094,890	–	–	–	1,095,000
Net loss	–	–	–	–	–	(2,267,549)	(2,267,549)
Balance, at June 30, 2026	29,386,145	$2,938	$242,847,186	$2,517	$(1,350,006)	$(240,874,390)	$625,737

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2026 and 2025

	2026	2025

Cash flows from operating activities:
Net loss	$(4,806,580)	$(4,464,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	917	1,496
Provision for credit losses	19,291	14,308
Loss on disposal of assets	2,363	–
Loss on debt extinguishment	58,221	–
Amortization of capitalized software development costs	360,232	360,232
Amortization of debt discounts	867,158	321,271
Common stock and warrants issued for services	781,883	1,114,633
Stock-based compensation	–	230
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(13,414)	(3,176)
(Increase) decrease prepaid expenses and other assets	119,837	87,501
Increase (decrease) in accounts payable and accrued expenses	7,929	(4,820)
Net cash used in operating activities	(2,602,162)	(2,573,161)

Cash flows from investing activities
Purchase of property and equipment	(10,753)	(314)
Net cash used in investing activities	(10,753)	(314)

Cash flows from financing activities
Issuance of common stock for cash	2,540,888	1,789,500
Issuance of related party debt, net of discounts and issuance costs	75,000	–
Issuance of debt, net of discounts and issuance costs	375,487	267,994
Repayments on related party debt	(150,000)	–
Repayments on debt	(747,635)	(459,871)
Net cash provided by financing activities	2,093,740	1,597,623

Net change in cash	(519,175)	(975,852)

Cash - beginning of period	642,515	1,159,933

Cash - end of period	$123,340	$184,081

Supplemental disclosure of cash flow Information
Cash paid for interest	$47,694	$31,889

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and warrants as compensation under services agreements	$378,661	$1,096,000
Common stock issued for original issue debt discount and debt extinguishment	$20,358	$93,494
Issuance of common stock through conversion of debt	$1,295,000	$–
Common stock issued for future equity sale	$–	$155,000
Note payable issued as settlement for accounts payable	$–	$24,000
Common stock exchanged for equity investment	$–	$500,014
Common stock issued as settlement for accounts payable	$–	$30,000

See accompanying notes to the consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Mobiquity Technologies, Inc. (“Mobiquity,” “we,” “our,” or the “Company”) is an artificial intelligence (“AI”) software and customer acquisition technology company focused on helping enterprises identify, acquire, engage, and retain customers through autonomous, data-driven decisioning and execution. The Company develops and operates proprietary software platforms that combine customer intelligence, AI-powered decisioning, and automated campaign execution into a unified operating system designed to improve customer acquisition performance.

The Company's core platform, GrowthOS™, is an AI-powered customer acquisition operating system designed to continuously transform data into intelligence, intelligence into decisions, and decisions into measurable business outcomes. GrowthOS integrates proprietary technologies that enable organizations to automate significant portions of the customer acquisition lifecycle while continuously improving performance through ongoing data collection and machine learning.

GrowthOS consists of three integrated technology components:

•	GeoIntel™ serves as the intelligence layer, transforming consumer, behavioral, geographic, transactional, and contextual data into actionable insights, predictive audience models, and customer intelligence.
•	CMOne™ serves as the AI decision engine, utilizing artificial intelligence and machine learning to determine customer targeting, messaging, timing, channel selection, and campaign optimization across the customer journey.
•	ATOS™ (Advertising Technology Operating System) serves as the activation and execution layer, automating campaign deployment, media buying, customer engagement, measurement, and optimization across digital advertising and customer acquisition channels.

Together, these technologies create a closed-loop operating environment in which customer interactions continuously generate new data signals that enhance future intelligence, improve AI decision-making, and optimize campaign execution. Management believes this continuous learning architecture enables the platform to improve customer acquisition efficiency and effectiveness over time.

In addition to its software platform, the Company provides AI-enabled customer acquisition services, data intelligence, analytics, media execution, audience development, campaign management, attribution, and marketing optimization solutions to enterprise clients across multiple industries.

The Company generates revenue through a combination of software subscriptions, platform licensing, managed services, customer acquisition programs, data intelligence and analytics services, media execution, implementation services, and strategic technology partnerships. As the GrowthOS platform expands, management expects recurring software and platform revenues to represent an increasing percentage of total revenue.

The Company continues to invest in artificial intelligence, machine learning, customer intelligence, automation technologies, and strategic partnerships designed to expand the capabilities of GrowthOS and support long-term recurring revenue growth.

Going Concern

Since inception, the Company has generated recurring losses as well as negative operating cash flows in its annual consolidated financial statements. As of June 30, 2026, the Company had an accumulated deficit of approximately $240,874,000. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings. Total unrestricted cash and cash equivalents on hand as of June 30, 2026 was $123,340. Management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management plans include additional debt and equity financings, expense reductions, and expansion of revenue-generating operations; however, no assurance can be provided that such plans will be successful. The Company's unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (U.S. GAAP) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2026, and the results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2026, are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 8, 2026.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries, Mobiquity Networks, Inc. And Advangelists, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of June 30, 2026, and December 31, 2025. No impairment of goodwill was recognized by the Company during the six months ended June 30, 2026 and 2025.

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

Derivative Financial Instruments

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, Distinguishing Liabilities from Equity (ASC 480), and FASB ASC Topic No. 815, Derivatives and Hedging (ASC 815).

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

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discounts or debt issuance costs and amortized to interest expense in the consolidated statements of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the three months ended June 30, 2026 and 2025, the Company recognized approximately $371,000 and $181,000, respectively, in interest expense associated with the amortization of debt discounts on its outstanding debt. For the six months ended June 30, 2026, and 2025, the Company recorded approximately $867,000 and $321,000, respectively, in interest expense associated with the amortization of debt discounts on its outstanding debt. The unamortized balance of debt discounts at June 30, 2026, and December 31, 2025, was approximately $201,000 and $711,000, respectively.

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

Contract Liabilities

Contract liabilities represent customer deposits received in advance of the Company satisfying its performance obligations and recognizing revenue. Upon fulfillment of the performance obligation(s) in accordance with the terms of the contract, the related contract liability is relieved, and revenue is recognized. As of June 30, 2026, December 31, 2025, and January 1, 2025, contract liabilities totaled $25,486.

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

Reclassification

Certain amounts in the consolidated statement of stockholders’ equity for the three-month period ended March 31, 2026 have been reclassified to conform with the current period presentation.

NOTE 3 – INTANGIBLE ASSETS

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

	Useful Life	June 30, 2026	December 31, 2025

Software development costs	5 years	$3,602,328	$3,602,328
Less accumulated amortization		(1,498,464)	(1,138,231)
Net carrying value, software development costs		$2,103,864	$2,464,097

During each of the three months ended June 30, 2026, and 2025, the Company recognized approximately $180,000 of amortization expense, respectively, related to capitalized software development costs. During each of the six months ended June 30, 2026 and 2025, the Company recognized approximately $360,000 of amortization expense, respectively, related to capitalized software development costs. Amortization expense is included in depreciation and amortization on the consolidated statements of operations.

Future approximate annual amortization of software development costs for products being marketed at June 30, 2026, is as follows:

Remainder of 2026	$360,000
2027	720,000
2028	720,000
2029	304,000
Total	$2,104,000

NOTE 4 – DEBT

Related Party Debt - Salkind Loans

During September and December 2025, the Company entered into two individual short-term unsecured loans with Dr. Gene Salkind, the Company’s Board Chair, for working capital purposes (2025 Salkind Loans). Total gross borrowings under the 2025 Salkind Loans were $250,000 in cash proceeds, and an original issue discount (OID) of $25,000, along with 25,000 shares of restricted common stock valued at $31,250, for a total debt discount recorded of $56,250, with maturity dates of December 31. 2026, as amended, at which time all principal and OID is due and payable. Principal of $100,000 is convertible at any time prior to the maturity date at a conversion price of $1.00 per common share and remains outstanding at June 30, 2026, as does the payment on $25,000 of the OID.

During the six months ended June 30, 2026, Dr. Salkind loaned the Company an additional $75,000 in cash, which is due and payable on December 31, 2026, as amended. Payment of an additional $25,000 of OID associated with the transaction is due December 31, 2026.

For the three months ended June 30, 2026, the Company recognized approximately $12,000 in interest expense related to the amortization of OID. For the six months ended June 30, 2026, and 2025, the Company recognized approximately $48,000 and $2,000, respectively, in interest expense related to the amortization of OID. As of June 30, 2026, and December 31, 2025, total principal outstanding on related party debt was approximately $225,000 and $275,000, respectively, and total unamortized debt discount was approximately zero and $23,000, respectively.

Merchant Agreements

During the year ended December 31, 2025, the Company entered into five individual agreements with a Merchant Lender for the purchase and sale of future receivables (the 2025 Merchant Agreements). The 2025 Merchant Agreements were issued in exchange for total gross cash funding of approximately $1,132,000, of which approximately $457,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of other outstanding obligations with the Merchant Lender, net of other fees. Total principal remaining outstanding on the 2025 Merchant Agreements at June 30, 2026, and December 31, 2025, was approximately $250,000 and $586,000, respectively, and unamortized debt discount outstanding was approximately $69,000 and $163,000, respectively. The Company recognized approximately $95,000 in interest expense associated with the amortization of the debt discounts under the 2025 Merchant Agreements for the three and six months ended June 30, 2026.

On January 28, 2026, the Company entered into one agreement for the purchase and sale of future receivables (January 2026 Merchant Agreement) with the same financial institution in exchange for gross cash funding of approximately $270,000, of which approximately $103,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of one of the 2025 Merchant Agreements. In connection with the funding, and as additional consideration, the Company issued shares of its common stock to the financial institution in an amount equal to 5% of the new principal, valued at approximately $5,000. Principal remaining outstanding on the January 2026 Merchant Agreement at June 30, 2026 was approximately $184,000, and unamortized debt discount outstanding was approximately $26,000. The Company recognized approximately $34,000 and $69,000 in interest expense associated with the amortization of the debt discount for the three and six months ended June 30, 2026, respectively.

On April 29, 2026, the Company entered into an agreement for the purchase and sale of future receivables (April 2026 Merchant Agreement) with the same financial institution in exchange for $275,500 in funding. A portion of the proceeds was applied to outstanding principal and interest owed under a separate Merchant Agreement in full settlement of that obligation. The new funding is to be repaid through daily payments representing 7% of future customer payments on receivables until a total of approximately $375,000 is paid. In connection with the funding, and as additional consideration, the Company issued 4,759 shares of its common stock to the financial institution in an amount equal to 5% of the new principal, or $5,724. Principal remaining outstanding on the April 2026 Merchant Agreement at June 30, 2026 was approximately $308,000, and unamortized debt discount outstanding was approximately $70,000. The Company recognized approximately $31,000 in interest expense associated with the amortization of the debt discount for the three and six months ended June 30, 2026.

2025 Promissory Notes

In March 2025, the Company issued a promissory note with a financial institution (Lender One) in the principal amount of $62,060 with an OID of approximately $9,000 (2025 Lender One Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the 2025 Lender One Promissory Note One. The Company recognized approximately $2,000 in interest expense for the six months ended June 30, 2026, associated with the amortization of the total debt discount. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the 2025 Lender One Promissory Note One are convertible into shares of the Company’s common stock. All obligations under the 2025 Lender One Promissory Note One were paid in full during the six months ended June 30, 2026.

On July 8, 2025, and July 17, 2025, the Company issued two individual convertible promissory notes with two third-party lenders (July 2025 Lenders) in principal amounts of $156,000 and $258,750 (July 2025 Promissory Notes), with Maturity Dates of April 30, 2026 and July 17, 2026, respectively. Interest is charged on the principal at 10% per annum, and is payable, along with the $156,000 principal, in full at the Maturity Date of April 30, 2026. Interest under the $258,750 promissory note of $25,875 was due and payable upon execution of the promissory note, and principal is due at various dates and amounts commencing in January 2026 through July 17, 2026. The Company paid a total of $30,000 in issuance costs associated with the July 2025 Promissory Notes and OID of $33,250 associated with the $258,750 July 2025 Promissory Note, both recorded as a debt discount. Solely at the option of the Holder, all outstanding obligations under the July 2025 Promissory Notes become convertible, per terms of the agreements, into shares of the Company’s common stock. The Company made an early repayment on the $156,000 promissory note during the six months ended June 30, 2026, resulting in an early termination fee of approximately $34,000 and the reversal of remaining unamortized debt discount of approximately $5,000, which was recorded as loss on debt extinguishment on the accompanying consolidated statement of operations. The Company recognized approximately $5,000 and $17,000 in interest expense associated with amortization of the debt discount under the $258,750 promissory note for the three and six months ended June 30, 2026, respectively. Principal of $22,000 remains outstanding at June 30, 2026.

On September 15, 2025, the Company issued a promissory note in the principal amount of $127,650, including an OID of $27,650 (September 2025 Promissory Note). Interest is charged on the principal at 12% upon issuance of the September 2025 Promissory Note, totaling $15,318, and is payable, along with principal, at various dates and amounts commencing in March 2026 through the Maturity Date in July 2026. Solely upon an event of default, and at the option of the Holder of the September 2025 Promissory Note, all outstanding amounts become convertible into shares of the Company’s common stock. The Company recognized approximately $9,000 and $14,000 in interest expense for the three and six months ended June 30, 2026, respectively, associated with amortization of the debt discount. Principal of approximately $11,000 remains outstanding at June 30, 2026.

2026 Promissory Notes

On January 14, 2026, the Company issued a convertible promissory note in the principal amount of $258,750, including OID of $33,750 to an unrelated third-party (January 2026 Note). The January 2026 Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the issue date. Principal and OID on January 2026 Note is payable in cash in various monthly amounts commencing in July 2026 until maturity date in January 2027. The Company paid approximately $19,000 in issuance costs, and recorded a total of $52,250 as debt discount. Solely at the option of the Holder, and commencing upon an event defined in the January 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $24,000 and $29,000 in interest expense for the three and six months ended June 30, 2026, respectively, associated with the amortization of the debt discount. The full principal amount remains outstanding at June 30, 2026, along with $23,000 of unamortized debt discount.

On March 9, 2026, the Company issued a convertible promissory note in the principal amount of $115,000, including OID of $15,000 to an unrelated third-party (March 2026 Note). The March 2026 Note also includes a one-time interest charge on the principal amount of $11,500 based on a rate of 10% per annum, due at the issue date. Principal and OID on March 2026 Note is payable in cash on the Maturity Date of March 9, 2027. The Company paid $11,000 in issuance costs, and recorded a total of $26,000 as debt discount. Solely at the option of the Holder and commencing upon an event defined in the March 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $7,000 and $9,000 in interest expense for the three and six months ended June 30, 2026, respectively, associated with the amortization of the debt discount. The full principal amount remains outstanding at June 30, 2026, along with $17,000 of unamortized debt discount.

In June 2026, the Company issued a convertible promissory note in the principal amount of $258,750, including OID of $33,750 to an unrelated third-party (June 2026 Note). The June 2026 Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the issue date. Principal and OID on the June 2026 Note is payable in cash in various monthly amounts commencing in December 2026 until the maturity date in June 1, 2027. The Company paid approximately $18,000 in issuance costs and recorded a total of $51,250 as debt discount. Solely at the option of the Holder, and commencing upon the occurrence of events defined in the June 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $3,000 in interest expense for the three months ended June 30, 2026, associated with the amortization of the debt discount. The full principal amount remains outstanding at June 30, 2026, along with $48,000 of unamortized debt discount

2025 Convertible Loan Agreements

During the year ended December 31, 2025, the Company entered into eight other individual Subscription Agreements and Convertible Promissory Notes for a total of $1,295,000 in principal (2025 Convertible Notes). The unsecured loans were issued with a total of 431,682 shares of restricted common stock as original issue discount, and fair valued at approximately $597,000. Principal on the 2025 Convertible Notes is automatically convertible at a conversion price of $1.00 per common share on the maturity dates ranging from March 2026 to June 2026. Approximately $187,000 and $487,000 of debt discount was amortized as interest expense for the three and six months ended June 30, 2026, respectively. During the six months ended June 30, 2026, a total of $1,295,000 in convertible debt principal was converted into 1,295,000 shares of restricted common stock at a per share conversion rate of $1.00.

2026 Convertible Loan Agreement

During the six months ended June 30, 2026, the Company entered into a Subscription Agreement and Convertible Promissory Note for $30,000 in principal (2026 Convertible Note). The unsecured loan was issued with 10,000 shares of restricted common stock as debt discount, fair valued at $9,500. Principal on the 2026 Convertible Note is automatically convertible at a conversion price of $1.00 per common share on the maturity date in September 2026. The Company recognized approximately $4,000 and $6,000 in interest expense associated with the amortization of the debt discount for the three and six months ended June 30, 2026, respectively, with approximately $3,000 of unamortized debt discount outstanding at June 30, 2026, along with the full principal amount.

Other Debt

In August 2025, Company entered a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual $150,000 premium related to the Company’s D&O insurance policy. The Company paid $37,500 in premium up front and financed the remaining $112,500 in premium owed at an annual financing rate of 7.81%, which includes nine monthly payments of premium principal and interest of $3,693 commencing September 30, 2025, with final payment due May 31, 2026. This debt was settled in full as of June 30, 2026.

Following is a summary of debt outstanding at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Merchant Agreements	$500,116	586,337
Promissory Notes, Loan Agreements, and Other Debt	695,003	1,906,106
Total Debt	1,195,119	2,492,443
Less: Unamortized Debt Discounts	(200,857)	(687,977)
Total Debt, Net	$994,262	1,804,466

The weighted average interest rate on short term borrowings outstanding at June 30, 2026, and December 31, 2025, was 47% and 26%, respectively.

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

During 2025, common stock shares issued under the Consulting Agreements totaled 480,000 and warrant shares issued totaled 130,000. The fair value of the common shares issued totaled approximately $1,219,000 and the fair value of the warrants issued totaled approximately $191,000. The exercise price of the warrants was $1.00 per share and are exercisable over periods ranging from three to five years. Compensation expense recognized under these Consulting Agreements for the three and six months ended June 30, 2025, was approximately $274,000 and $502,000, respectively. Compensation recognized for the three and six months ended June 30, 2026, was approximately $60,000 and $197,000, respectively. No unamortized compensation remains outstanding at June 30, 2026. A total of 380,000 warrant shares related to the Consulting Agreements remain outstanding at June 30, 2026, and December 31, 2025.

Effective January 23, 2026, the Company entered into a Business Development Agreement with a third-party consultant, with a service term of eleven months. Compensation under the agreement consisted of 150,000 shares of the Company’s common stock issued and valued at the effective date of the agreement. The total fair value of the common stock issued was $133,500, based on a per share price of $0.89. The Company recognized approximately $36,000 and $61,000 in compensation expense for the three and six months ended June 30, 2026, respectively, associated with the amortization of the common stock fair value.

Effective May 1, 2026, the Company entered into a Consulting Agreement with a third-party consultant, with a service term of six months. Compensation under the agreement included an up-front cash payment of $20,000 and monthly cash payments during the term of the agreement. Upon the effective date of the Consulting Agreement, the Company also issued 70,000 shares of the Company’s restricted common stock, fair valued at $92,400, and warrants for the purchase of 120,000 shares of common stock at an exercise price of $0.50 per share, fair valued at $152,760 using the Black Scholes pricing model. For the three months ended June 30, 2026, the Company recognized approximately $82,000 in stock-based compensation and $7,000 in professional fees expense under the agreement.

Issuance of Common Stock in Conjunction with Debt Issuances and Conversions

As discussed in Note 4, during the six months ended June 30, 2026, the Company issued a total of 1,295,000 shares of its common stock, at a total value of $1,295,000, resulting from conversion of outstanding debt principal. The Company also issued a total of 19,742 shares of its common stock at a total value of $20,358 in conjunction with debt issuances during the six months ended June 30, 2026. Exemption from registration is claimed under Section 4(2). Section 3(a)(9) and Rule 506 of the Securities Act of 1933, as amended. No commissions were paid with respect to the aforementioned securities transactions.

2026 Issuances of Common Stock for Cash

During the six months ended June 30, 2026, the Company issued a total of 4,300,000 shares of its common stock, at per share prices ranging from $0.50 to $1.03, for total net cash proceeds of approximately $2,541,000. During the three months ended June 30, 2026, the Company issued a total of 2,590,000 shares of its common stock, at a total value resulting from cash payments of $1,412,500.

NOTE 6 – STOCK OPTION PLANS AND WARRANTS

Options

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

In addition, the Company adopted the 2023 Equity Participation Plan (the 2023 EP Plan), which was approved by the Board of Directors on April 17, 2023, and by stockholders on August 14, 2023. The 2023 EP Plan authorizes the issuance of up to 166,667 shares and allows for the grant of restricted unit awards.

On December 31, 2025, the Board approved a further increase in the number of shares available under the 2023 Plan to 6,000,000 shares and granted 1,500,000 non-statutory stock options with a five-year term, immediately exercisable, at an exercise price of $1.10 per share to certain officers, directors, employees, and consultants.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. No stock options were granted during the six months ended June 30, 2026.

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	5,044,000	$3.61	3.88	$2,323,191
Granted	–	$–	–	$–
Cancelled & expired	–	$–	–	$–
Outstanding and exercisable, June 30, 2026	5,044,000	$3.61	3.39	$945,200

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2026, and December 31, 2025, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock closing price of $0.74 and $1.32, respectively.

As of June 30, 2026, there is no unamortized compensation cost related to unvested stock option awards.

Warrants

Effective May 1, 2026, the Company entered into a Consulting Agreement with a third-party consultant, with a service term of six months. Compensation under the agreement included warrants for the purchase of 120,000 shares of common stock at an exercise price of $0.50 per share, as of the effective date. The warrants are exercisable at any time for a three-year term from the effective date.

No common stock warrants were issued for the six months ended June 30, 2025

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	846,668	$45.61	2.52	$142,600
Granted	120,000	$0.50	2.84	$28,800
Outstanding, June 30, 2026	966,668	$40.01	2.12	$52,800

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

For the three and six months ended June 30, 2026, and 2025, the Company reported net losses; therefore, all potentially dilutive securities were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. As a result, basic and diluted loss per share were the same for both periods presented.

The following potentially dilutive securities outstanding as of June 30, 2026, and December 31, 2025, were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive:

	June 30, 2026	December 31, 2025
Stock options	5,044,000	5,044,000
Warrants	966,668	846,668
Convertible debt	1,512,543	1,691,713
Series AAA preferred stock	314,124	314,124
Series E preferred stock	10,281	10,281
Total common stock equivalents	7,847,626	7,906,786

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

The CODM uses results of operations to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest into the services segment or into other parts of the entity. The technology used in customer arrangements is based on a single software platform utilized by customers or the Company in a similar manner.

The following table presents information about the Company’s services segment, including revenues, segment profit or loss before income taxes, and significant segment expenses for the three months ended June 30, 2026, and 2025:

	2026	2025

Revenues	$177,697	$31,108

Less: cost of revenues	111,035	170

Gross profit	66,662	30,938

Less: other expenses
Professional fees	855,628	973,116
Salaries and payroll taxes	508,655	482,100
Interest expense	393,811	207,706
Amortization and depreciation	180,660	180,990
Technology	149,450	189,851
Other segment items	79,543	70,715
Insurance	79,649	62,236
Advertising	31,169	12,193
Other (income) expense, net	42,854	(7)
Bad debt	6,720	14,308
Licenses and permits	6,072	6,579

Segment net loss and consolidated net loss	$(2,267,549)	$(2,168,849)

The following table presents information about the Company’s services segment, including revenues, segment profit or loss before income taxes, and significant segment expenses for the six months ended June 30, 2026, and 2025:

	2026	2025

Revenues	$196,137	$43,721

Less: cost of revenues	115,389	31,638

Gross profit	80,748	12,083

Less: other expenses
Professional fees	1,799,784	2,132,048
Salaries and payroll taxes	1,028,787	949,245
Interest expense	907,559	358,248
Amortization and depreciation	361,150	361,729
Technology	294,541	375,301
Other segment items	170,476	146,744
Insurance	137,671	117,297
Advertising	70,465	12,193
Stock-based compensation	–	230
Other (income) expense, net	81,569	(16)
Bad debt	19,291	14,308
Licenses and permits	16,035	9,592

Segment net loss and consolidated net loss	$(4,806,580)	$(4,464,836)

NOTE 10 – SUBSEQUENT EVENTS

Between July 1, 2026, and August 4, 2026, the Company issued a total of 440,000 shares of restricted common stock under four individual subscription agreements at a per share price of $0.50 for total cash proceeds of $220,000.

On July 6, 2026, the Company entered into an agreement for the purchase and sale of future receivables (July 2026 Merchant Agreement) with a financial institution in exchange for $300,000 in funding. A portion of the proceeds was applied to outstanding principal and interest owed under a separate Merchant Agreement in full settlement of that obligation. The new funding is to be repaid through daily payments representing 8% of future customer payments on receivables until a total of approximately $408,000 is paid. In connection with the funding, and as additional consideration, the Company issued 8,093 shares of its common stock to the financial institution in an amount equal to 5% of the new principal, or $6,223.

On July 17, 2026, $40,000 of principal outstanding under the January 2026 Note, as discussed above in Note 4, was converted into 80,000 of common stock at a conversion rate of $0.50 per share.

On August 12 2026, the Company entered into a Consulting Services Agreement with an unrelated consultant. The consultant is to provide general business development services for a term of six months from the date of the agreement. Compensation under the agreement consisted of the issuance of 1,200,000 shares of the Company’s restricted common stock and warrants to purchase 1,500,000 shares of restricted common stock over a three year period at an exercise price of $0.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company.

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company's Form 10-K for its fiscal year ended December 31, 2025 which includes our audited financial statements for the years ended December 31, 2025 and 2024 and such information presumes that readers have access to, and will have read, the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

Recent Developments

During July 2026, the Company announced a strategic evolution of its business centered on GrowthOS™, its AI-powered customer acquisition operating system. Building upon years of experience in audience intelligence, location-based data, programmatic advertising, and campaign execution, the Company is expanding beyond traditional advertising technology to provide an integrated platform designed to automate and optimize customer acquisition.

Management believes customer acquisition has become increasingly complex as organizations rely on numerous disconnected technologies, including advertising platforms, customer relationship management systems, analytics tools, artificial intelligence applications, and marketing automation software. GrowthOS is designed to unify these capabilities within a single intelligent operating environment that continuously transforms data into customer intelligence, customer intelligence into AI-driven decisions, and those decisions into automated execution across customer acquisition channels.

GrowthOS is built upon three proprietary technology components:

•	GeoIntel™, which transforms consumer, behavioral, geographic, transactional, and contextual data into predictive customer intelligence;
•	CMOne™, which serves as the AI decision engine that determines customer targeting, messaging, timing, and optimization strategies; and
•	ATOS™ (Advertising Technology Operating System), which automates campaign activation, execution, measurement, and optimization across digital customer acquisition channels.

These integrated technologies create a closed-loop system that continuously collects performance data, refines predictive models, improves AI decision-making, and enhances future customer acquisition performance. Management believes this architecture enables the platform to become more intelligent over time as additional customer interactions generate new data signals.

Unlike traditional advertising platforms that primarily generate advertising revenue, GrowthOS is designed to support multiple recurring and transaction-based revenue streams, including software subscriptions, platform licensing, managed services, AI-powered customer acquisition solutions, data intelligence, analytics, media execution, strategic partnerships, and enterprise integrations.

Management believes the Company's strategic transition positions Mobiquity at the intersection of several large and rapidly growing technology markets, including artificial intelligence, enterprise software, predictive analytics, decision intelligence, marketing automation, and customer acquisition technology.

Our Company

Mobiquity Technologies, Inc. is an AI software and customer acquisition technology company that develops proprietary software designed to help enterprises identify, acquire, engage, and retain customers through intelligent automation.

The Company's proprietary GrowthOS™ platform combines customer intelligence, artificial intelligence, predictive analytics, and automated execution into a unified operating system that enables organizations to optimize customer acquisition throughout the customer lifecycle.

GrowthOS is built upon three integrated technology platforms:

•	GeoIntel™ – customer intelligence and predictive analytics
•	CMOne™ – AI-powered decisioning and workflow automation
•	ATOS™ – campaign activation, execution, measurement, and optimization

Together, these technologies create an intelligent operating environment capable of continuously learning from customer interactions while improving acquisition efficiency through automation and machine learning.

Industry Opportunity

Management believes customer acquisition represents one of the largest recurring operating expenditures for businesses across industries including healthcare, financial services, retail, hospitality, gaming, automotive, real estate, telecommunications, and e-commerce.

Organizations increasingly depend on multiple independent software products to manage advertising, customer relationship management, analytics, personalization, artificial intelligence, and marketing automation. This fragmented technology environment often creates operational inefficiencies, inconsistent customer experiences, and rising acquisition costs.

Management believes the market is evolving toward integrated AI-driven operating systems capable of combining customer intelligence, autonomous decision-making, and automated execution within a single platform. GrowthOS is designed to address this market opportunity.

Our Technology Platform

GrowthOS is an autonomous customer acquisition operating system consisting of three integrated software components.

GeoIntel™

GeoIntel transforms consumer, behavioral, geographic, transactional, and contextual information into predictive customer intelligence. The platform creates audience models, identifies customer opportunities, and provides actionable insights that support acquisition and engagement strategies.

CMOne™

CMOne serves as the AI decision layer within GrowthOS. The platform utilizes artificial intelligence and machine learning to determine customer targeting, messaging, timing, content generation, channel selection, and campaign optimization.

ATOS™

ATOS is the execution engine that activates and manages customer acquisition campaigns across digital advertising and customer engagement channels. The platform automates campaign deployment, optimization, measurement, attribution, and reporting while providing continuous feedback to the GrowthOS intelligence engine.

Revenue Model

The Company generates revenue through multiple complementary business models, including:

•	Software-as-a-Service (SaaS) subscriptions
•	Platform licensing and white-label solutions
•	Managed customer acquisition services
•	AI-powered marketing and automation solutions
•	Data intelligence and analytics services
•	Media execution and campaign management
•	Implementation and integration services
•	Strategic technology partnerships

Management expects recurring software and platform-based revenue to become an increasingly significant component of total revenue as GrowthOS adoption expands.

Plan of Operation

Management's primary objective is to expand commercial adoption of GrowthOS while continuing to enhance the platform's artificial intelligence, customer intelligence, and automation capabilities.

Key strategic priorities include:

•	Expanding enterprise deployments of GrowthOS
•	Increasing recurring SaaS and platform subscription revenue
•	Enhancing GeoIntel's customer intelligence capabilities
•	Continuing development of CMOne's AI decision engine
•	Expanding ATOS activation capabilities across additional customer acquisition channels
•	Growing strategic partnerships and enterprise integrations
•	Increasing recurring revenue from software licensing, managed services, and AI-powered customer acquisition solutions

Management believes these initiatives position the Company to capitalize on the growing demand for AI-powered enterprise software designed to automate and optimize customer acquisition while creating long-term recurring revenue opportunities.

Results of Operations

Executive Overview

During the six months ended June 30, 2026, the Company continued executing its strategic transformation from a traditional advertising technology business toward an AI-powered customer acquisition platform through the expansion of GrowthOS™.

Management believes the first half of 2026 represented continued progress in the commercialization of this strategy. Revenue increased significantly compared to the prior-year periods, gross profit improved, operating expenses declined despite continued investment in product development, and operating losses narrowed period over period. While the Company remains in an investment phase, management believes these operating trends demonstrate continued progress toward building a more scalable software-based business.

As with many enterprise software businesses, quarterly operating results may fluctuate due to the timing of customer implementations, campaign launches, contract renewals, and customer purchasing decisions. Accordingly, management evaluates performance based not only on quarterly revenue but also on continued product development, customer deployments, operating discipline, and the expansion of recurring commercial opportunities.

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

The following table sets forth certain selected consolidated statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended
	June 30, 2026	June 30, 2025
Revenues	$177,697	$31,108
Cost of revenues	111,035	170
Gross profit	66,662	30,938
Total operating expenses	1,897,546	1,990,416
Loss from operations	$(1,830,884)	$(1,959,478)

We generated revenues of $177,697 in the three months ended June 30, 2026, compared to $31,108 for the same period in 2025, an increase of $146,589 or 471%. The Company has developed several new features which we believe will help grow revenue in 2026 and beyond.

The increase in revenue primarily reflects continued commercialization of the Company's software platforms and customer engagements as the Company expands deployment of GrowthOS™. During the quarter ended June 30, 2026, the Company continued enhancing its AI-enabled software capabilities, expanding platform functionality, and supporting customer implementations intended to increase future recurring software and managed services revenue.

Revenue during the quarter ended June 30, 2026 continued to reflect the timing of enterprise customer implementations, campaign launches, renewals, and customer purchasing cycles. As GrowthOS™ continues to be commercialized, management expects quarterly revenue to vary based on the timing of customer deployments and program launches.

Management believes future revenue growth will depend upon continued adoption of GrowthOS™, including AI-enabled capabilities within CMOne, increased utilization of ATOS, expansion within the casino and gaming advertising market, growth of recurring SaaS and managed services revenue, and continued execution of its enterprise customer acquisition strategy. However, the timing and extent of future revenue growth remain subject to numerous factors, and there can be no assurance that these initiatives will generate revenue on the timing or scale anticipated.

Cost of revenues was $111,035 or 62% of revenues for the three months ended June 30, 2026, as compared to $170 or 1% of revenues in the same quarter of 2025. Cost of revenues consists primarily of cloud infrastructure, software licensing, data services, engineering support, and platform operating costs required to deliver the Company's technology solutions. As GrowthOS™ continues to scale, management believes portions of the Company's technology infrastructure can support additional customer activity without proportional increases in operating costs, creating opportunities for improved operating leverage.

Gross profit was $66,662, or 38% of revenues, for the second quarter of 2026 as compared to $30,938, or 99% of revenues, in the same period of 2025.

Operating expenses were $1,897,546 for the second quarter of 2026 compared to $1,990,416 in the second quarter of 2025, a decrease of $92,870, or 5%. The decrease primarily reflects lower professional fees and technology-related expenses, partially offset by increased investments in advertising, business development, insurance, and general corporate infrastructure supporting the Company's commercialization efforts.

The Company continued investing throughout the quarter in GrowthOS™, including artificial intelligence capabilities, machine learning functionality, software engineering, customer implementations, platform integrations, and business development activities designed to support future revenue growth. Management intends to continue investing strategically while maintaining disciplined cost management as the Company scales its software platform.

The loss from operations for the three months ended June 30, 2026, was $1,830,884 as compared to $1,959,478 for the same quarter in 2025, representing an improvement of approximately $129,000, or 7%. The improvement reflects the combination of significantly higher revenue, increased gross profit, and lower operating expenses while continuing to invest in GrowthOS™ and the Company's long-term commercialization strategy.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

The following table sets forth certain selected consolidated statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Six Months Ended
	June 30, 2026	June 30, 2025
Revenues	$196,137	$43,721
Cost of revenues	115,389	31,638
Gross profit	80,748	12,083
Total operating expenses	3,898,200	4,117,015
Loss from operations	$(3,817,452)	$(4,104,932)

We generated revenues of $196,137 in the six months ended June 30, 2026, compared to $43,721 for the same period in 2025, an increase of $152,416, or 349%. The Company has developed several new features which we believe will help grow revenue during the remainder of 2026 and beyond.

The increase in revenue reflects continued commercialization of GrowthOS™ together with expanded customer engagements and ongoing deployment of the Company's software platform. During the first six months of 2026, the Company continued investing in AI-enabled functionality, automation capabilities, and platform enhancements intended to support future recurring software revenue and customer growth.

As the Company continues expanding its commercial activities, revenue may fluctuate based upon customer implementation schedules, campaign timing, contract renewals, and customer purchasing decisions. Management believes future growth will depend upon continued customer adoption of GrowthOS™, expansion of AI-powered customer acquisition capabilities, increased utilization of ATOS, broader deployment of CMOne, growth in recurring SaaS and managed services revenue, and continued expansion into targeted industry verticals. However, there can be no assurance regarding the timing or magnitude of future revenue growth.

Cost of revenues was $115,389 or 59% of revenues for the six months ended June 30, 2026, as compared to $31,638 or 72% of revenues in the same period of 2025.

Gross profit was $80,748, or 41% of revenues, for the six months of 2026 as compared to $12,083, or 28% of revenues, in the same period of 2025. The improvement in gross profit reflects increased revenue together with improved utilization of the Company's technology infrastructure. Management believes the scalability of GrowthOS™ provides opportunities to improve gross margins over time as customer adoption increases, although future results will depend on revenue growth and customer mix.

Operating expenses were $3,898,200 for the six months of 2026 compared to $4,117,015 in the six months of 2025, a decrease of approximately $219,000, or 5%. The decrease primarily reflects lower professional fees, partially offset by continued investment in software development, business development, marketing initiatives, and infrastructure supporting the Company's strategic transformation. Management remains focused on balancing continued investment in GrowthOS™ with disciplined expense management.

The loss from operations for the six months ended June 30, 2026, was $3,817,452 as compared to $4,104,932 for the same six months in 2025, representing an improvement of approximately $287,000, or 7%. The improvement reflects higher revenue, improved gross profit, and reduced operating expenses while the Company continued investing in its AI-powered customer acquisition platform. Management believes the operating results for the first six months of 2026 reflect continued progress toward building a more scalable software business while maintaining disciplined cost controls. Future operating results will depend on the Company's ability to continue commercializing GrowthOS™, expand customer adoption, and increase recurring revenue, although there can be no assurance that these objectives will be achieved.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2025.

The Company had cash of $123,340 at June 30, 2026. Cash used in operating activities for the six months ended June 30, 2026, was $2,602,162. This resulted primarily from a net loss of $4,806,580 offset by amortization of software development costs of $360,232, amortization of debt discounts of $867,158, expense related common stock and warrants issued for services of $781,883, and a decrease in prepaid expenses and other assets of $119,838. Cash flow provided by financing activities of $2,093,740 resulted primarily from net cash received from common stock issuances of $2,540,888, net proceeds from the issuance of debt $450,487, offset by repayments on debt of $897,635.

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

Debt and Equity Transactions

For a description of debt and equity transactions for the fiscal year ending December 31, 2025, and the three months and six months ended June 30, 2026, reference is made to the Notes to the Consolidated Financial Statements described elsewhere herein.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of each fiscal year and quarter. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size, from limited accounting personnel, which also results in insufficient formal review controls.

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

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

(a)    For fiscal 2024 and 2025, we had no sales or issuances of unregistered capital stock, except as described below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2025	Common Stock	621,309 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	3,160,071 shares	Shares sold for cash of $3,348,987	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	127,320 shares	Stock issued for Investment	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	153,644 shares	Note conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	276,941 shares	Warrant conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	490,968 shares	Original issue discount	Section 3 (a)(9)	Not applicable

2026	Common Stock	229,742 shares	Services rendered	Rule 506,Section 4(2)	Not applicable

2026	Common Stock	4,300,000 shares	Shares sold for cash of $2,540,888	Rule 506,Section 4(2)	Not applicable

2026	Common Stock	10,000 shares	Original issue discount	Section 3 (a)(9)	Not applicable

2026	Common Stock	1,295,000 shares	Note conversion	Section 3 (a)(9)	Not applicable

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

During 2025, common stock shares issued under the Consulting Agreements totaled 480,000 and warrant shares issued totaled 130,000. The fair value of the common shares issued totaled approximately $1,219,000 and the fair value of the warrants issued totaled approximately $191,000. The exercise price of the warrants was $1.00 per share and are exercisable over periods ranging from three to five years. Compensation expense recognized under these Consulting Agreements for the three and six months ended June 30, 2025, was approximately $274,000 and $502,000, respectively. Compensation recognized for the three and six months ended June 30, 2026, was approximately $60,000 and $197,000, respectively. No unamortized compensation remains outstanding at June 30, 2026. A total of 380,000 warrant shares related to the Consulting Agreements remain outstanding at June 30, 2026, and December 31, 2025.

Effective January 23, 2026, the Company entered into a Business Development Agreement with a third-party consultant, with a service term of eleven months. Compensation under the agreement consisted of 150,000 shares of the Company’s common stock issued and valued at the effective date of the agreement. The total fair value of the common stock issued was $133,500, based on a per share price of $0.89. The Company recognized approximately $36,000 and $61,000 in compensation expense for the three and six months ended June 30, 2026, respectively, associated with the amortization of the common stock fair value.

Effective May 1, 2026, the Company entered into a Consulting Agreement with a third-party consultant, with a service term of six months. Compensation under the agreement included an up-front cash payment of $20,000 and monthly cash payments during the term of the agreement. Upon the effective date of the Consulting Agreement, the Company also issued 70,000 shares of the Company’s restricted common stock, fair valued at $92,400, and warrants for the purchase of 120,000 shares of common stock at an exercise price of $0.50 per share, fair valued at $152,760 using the Black Scholes pricing model. For the three months ended June 30, 2026, the Company recognized approximately $82,000 in stock-based compensation and $7,000 in professional fees expense under the agreement.

Issuance of Common Stock in Conjunction with Debt Issuances and Conversions

As discussed in Note 4, during the six months ended June 30, 2026, the Company issued a total of 1,295,000 shares of its common stock, at a total value of $1,295,000, resulting from conversion of outstanding debt principal. Exemption from registration is claimed under Section 4(2). Section 3(a)(9) and Rule 506 of the Securities Act of 1933, as amended. No commissions were paid with respect to the aforementioned securities transactions.

2026 Issuances of Common Stock for Cash

During the six months ended June 30, 2026, the Company issued a total of 4,300,000 shares of its common stock, at per share prices ranging from $0.50 to $1.03, for total net cash proceeds of approximately $2,541,000. During the three months ended June 30, 2026, the Company issued a total of 2,590,000 shares of its common stock, at a total value resulting from cash payments of $1,412,500.

DEBT

Related Party - Salkind Loans

During September and December 2025, the Company entered into two individual short-term unsecured loans with Dr. Gene Salkind, the Company’s Board Chair, for working capital purposes (2025 Salkind Loans). Total gross borrowings under the 2025 Salkind Loans were $250,000 in cash proceeds, and an original issue discount (OID) of $25,000, along with 25,000 shares of restricted common stock valued at $31,250, for a total debt discount recorded of $56,250, with maturity dates of December 31. 2026, as amended, at which time all principal and OID is due and payable. Principal of $100,000 is convertible at any time prior to the maturity date at a conversion price of $1.00 per common share and remains outstanding at June 30, 2026, as does the payment on $25,000 of the OID.

During the six months ended June 30, 2026, Dr. Salkind loaned the Company an additional $75,000 in cash, which is due and payable on December 31, 2026, as amended. Payment of an additional $25,000 of OID associated with the transaction is due December 31, 2026.

For the three months ended June 30, 2026, the Company recognized approximately $12,000 in interest expense related to the amortization of OID. For the six months ended June 30, 2026, and 2025, the Company recognized approximately $48,000 and $2,000, respectively, in interest expense related to the amortization of OID. As of June 30, 2026, and December 31, 2025, total principal outstanding was approximately $225,000 and $275,000, respectively, and total unamortized debt discount was approximately zero and $23,000, respectively.

Merchant Agreements

During the year ended December 31, 2025, the Company entered into five individual agreements with a Merchant Lender for the purchase and sale of future receivables (the 2025 Merchant Agreements). The 2025 Merchant Agreements were issued in exchange for total gross cash funding of approximately $1,132,000, of which approximately $457,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of other outstanding obligations with the Merchant Lender, net of other fees. Total principal remaining outstanding on the 2025 Merchant Agreements at June 30, 2026, and December 31, 2025, was approximately $250,000 and $586,000, respectively, and unamortized debt discount outstanding was approximately $69,000 and $163,000, respectively. The Company recognized approximately $95,000 in interest expense associated with the amortization of the debt discounts under the 2025 Merchant Agreements for the three and six months ended June 30, 2026.

On January 28, 2026, the Company entered into one agreement for the purchase and sale of future receivables (January 2026 Merchant Agreement) with the same financial institution in exchange for gross cash funding of approximately $270,000, of which approximately $103,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of one of the 2025 Merchant Agreements. In connection with the funding, and as additional consideration, the Company issued shares of its common stock to the financial institution in an amount equal to 5% of the new principal, valued at approximately $5,000. Principal remaining outstanding on the January 2026 Merchant Agreement at June 30, 2026 was approximately $184,000, and unamortized debt discount outstanding was approximately $26,000. The Company recognized approximately $34,000 and $69,000 in interest expense associated with the amortization of the debt discount for the three and six months ended June 30, 2026, respectively.

On April 29, 2026, the Company entered into an agreement for the purchase and sale of future receivables (April 2026 Merchant Agreement) with a financial institution in exchange for $275,500 in funding. A portion of the proceeds was applied to outstanding principal and interest owed under a separate Merchant Agreement in full settlement of that obligation. The new funding is to be repaid through daily payments representing 7% of future customer payments on receivables until a total of approximately $375,000 is paid. In connection with the funding, and as additional consideration, the Company issued 4,759 shares of its common stock to the financial institution in an amount equal to 5% of the new principal, or $5,724. Principal remaining outstanding on the April 2026 Merchant Agreement at June 30, 2026 was approximately $308,000, and unamortized debt discount outstanding was approximately $70,000. The Company recognized approximately $31,000 in interest expense associated with the amortization of the debt discount for the three and six months ended June 30, 2026.

2025 Promissory Notes

In March 2025, the Company issued a promissory note with a financial institution (Lender One) in the principal amount of $62,060 with an OID of approximately $9,000 (2025 Lender One Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the 2025 Lender One Promissory Note One. The Company recognized approximately $2,000 in interest expense for the six months ended June 30, 2026, associated with the amortization of the total debt discount. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the 2025 Lender One Promissory Note One are convertible into shares of the Company’s common stock. All obligations under the 2025 Lender One Promissory Note One were paid in full during the six months ended June 30, 2026.

On July 8, 2025, and July 17, 2025, the Company issued two individual convertible promissory notes with two third-party lenders (July 2025 Lenders) in principal amounts of $156,000 and $258,750 (July 2025 Promissory Notes), with Maturity Dates of April 30, 2026 and July 17, 2026, respectively. Interest is charged on the principal at 10% per annum, and is payable, along with the $156,000 principal, in full at the Maturity Date of April 30, 2026. Interest under the $258,750 promissory note of $25,875 was due and payable upon execution of the promissory note, and principal is due at various dates and amounts commencing in January 2026 through July 17, 2026. The Company paid a total of $30,000 in issuance costs associated with the July 2025 Promissory Notes and OID of $33,250 associated with the $258,750 July 2025 Promissory Note, both recorded as a debt discount. Solely at the option of the Holder, all outstanding obligations under the July 2025 Promissory Notes become convertible, per terms of the agreements, into shares of the Company’s common stock. The Company made an early repayment on the $156,000 promissory note during the six months ended June 30, 2026, resulting in an early termination fee of approximately $34,000 and the reversal of remaining unamortized debt discount of approximately $5,000, which was recorded as loss on debt extinguishment on the accompanying consolidated statement of operations. The Company recognized approximately $5,000 and $12,000 in interest expense associated with amortization of the debt discount under the $258,750 promissory note for the three and six months ended June 30, 2026, respectively. Principal of $22,000 remains outstanding at June 30, 2026.

On September 15, 2025, the Company issued a promissory note in the principal amount of $127,650, including an OID of $27,650 (September 2025 Promissory Note). Interest is charged on the principal at 12% upon issuance of the September 2025 Promissory Note, totaling $15,318, and is payable, along with principal, at various dates and amounts commencing in March 2026 through the Maturity Date in July 2026. Solely upon an event of default, and at the option of the Holder of the September 2025 Promissory Note, all outstanding amounts become convertible into shares of the Company’s common stock. The Company recognized approximately $9,000 and $14,000 in interest expense for the three and six months ended June 30, 2026, respectively, associated with amortization of the debt discount. Principal of approximately $11,000 remains outstanding at June 30, 2026.

2026 Promissory Notes

On January 14, 2026, the Company issued a convertible promissory note in the principal amount of $258,750, including OID of $33,750 to an unrelated third-party (January 2026 Note). The January 2026 Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the issue date. Principal and OID on January 2026 Note is payable in cash in various monthly amounts commencing in July 2026 until maturity date in January 2027. The Company paid approximately $19,000 in issuance costs, and recorded a total of $52,250 as debt discount. Solely at the option of the Holder, and commencing upon an event defined in the January 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $24,000 and $29,000 in interest expense for the three and six months ended June 30, 2026, respectively, associated with the amortization of the debt discount. The full principal amount remains outstanding at June 30, 2026, along with $23,000 of unamortized debt discount.

On March 9, 2026, the Company issued a convertible promissory note in the principal amount of $115,000, including OID of $15,000 to an unrelated third-party (March 2026 Note). The March 2026 Note also includes a one-time interest charge on the principal amount of $11,500 based on a rate of 10% per annum, due at the issue date. Principal and OID on March 2026 Note is payable in cash on the Maturity Date of March 9, 2027. The Company paid $11,000 in issuance costs, and recorded a total of $26,000 as debt discount. Solely at the option of the Holder and commencing upon an event defined in the March 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $7,000 and $9,000 in interest expense for the three and six months ended June 30, 2026, respectively, associated with the amortization of the debt discount. The full principal amount remains outstanding at June 30, 2026, along with $17,000 of unamortized debt discount.

In June 2026, the Company issued a convertible promissory note in the principal amount of $258,750, including OID of $33,750 to an unrelated third-party (June 2026 Note). The June 2026 Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the issue date. Principal and OID on the June 2026 Note is payable in cash in various monthly amounts commencing in December 2026 until the maturity date in June 1, 2027. The Company paid approximately $18,000 in issuance costs and recorded a total of $51,250 as debt discount. Solely at the option of the Holder, and commencing upon the occurrence of events defined in the June 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $3,000 in interest expense for the three months ended June 30, 2026, associated with the amortization of the debt discount. The full principal amount remains outstanding at June 30, 2026, along with $48,000 of unamortized debt discount

2025 Convertible Loan Agreements

During the year ended December 31, 2025, the Company entered into eight other individual Subscription Agreements and Convertible Promissory Notes for a total of $1,295,000 in principal (2025 Convertible Notes). The unsecured loans were issued with a total of 431,682 shares of restricted common stock as original issue discount, and fair valued at approximately $597,000. Principal on the 2025 Convertible Notes is automatically convertible at a conversion price of $1.00 per common share on the maturity dates ranging from March 2026 to June 2026. Approximately $187,000 and $487,000 of debt discount was amortized as interest expense for the three and six months ended June 30, 2026, respectively. During the six months ended June 30, 2026, a total of $1,295,000 in convertible debt principal was converted into 1,295,000 shares of restricted common stock at a per share conversion rate of $1.00.

2026 Convertible Loan Agreement

During the six months ended June 30, 2026, the Company entered into a Subscription Agreement and Convertible Promissory Note for $30,000 in principal (2026 Convertible Note). The unsecured loan was issued with 10,000 shares of restricted common stock as debt discount, fair valued at $9,500. Principal on the 2026 Convertible Note is automatically convertible at a conversion price of $1.00 per common share on the maturity date in September 2026. The Company recognized approximately $4,000 and $6,000 in interest expense associated with the amortization of the debt discount for the three and six months ended June 30, 2026, respectively, with approximately $3,000 of unamortized debt discount outstanding at June 30, 2026, along with the full principal amount.

Other Debt

In August 2025, Company entered a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual $150,000 premium related to the Company’s D&O insurance policy. The Company paid $37,500 in premium up front and financed the remaining $112,500 in premium owed at an annual financing rate of 7.81%, which includes nine monthly payments of premium principal and interest of $3,693 commencing September 30, 2025, with final payment due May 31, 2026. This debt was settled in full as of June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MOBIQUITY TECHNOLOGIES, INC.

Date: August 14, 2026	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: August 14, 2026	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

