Form 10-Q
period 2026-09-30
Mobiquity Technologies, Inc.
filed 2026-11-13
CIK 1084267

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

(Registrant’s telephone number)

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

The number of shares outstanding of the Registrant’s Common Stock as of November 13, 2026, was 32,965,721.

MOBIQUITY TECHNOLOGIES, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mobiquity Technologies, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2026 (Unaudited)	2025
Assets

Current Assets
Cash	$146,746	$642,515
Accounts receivable	215,374	170,465
Less: Allowance for credit losses	(179,708)	(157,383)
Accounts receivable, net	35,666	13,082
Prepaid and other current assets	224,948	784,352
Total Current Assets	407,360	1,439,949

Property and equipment, net	9,536	2,565

Goodwill	1,352,865	1,352,865
Capitalized software development costs, net	1,923,748	2,464,097
Investment	500,014	500,014
Total Assets	$4,193,523	$5,759,490

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$2,544,852	$2,449,562
Accrued interest	48,446	30,643
Contract liabilities	25,486	25,486
Related party debt, net	300,000	251,923
Debt, net	1,495,928	1,804,466
Total Current Liabilities	4,414,712	4,562,080

Total Liabilities	4,414,712	4,562,080

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)

AAA preferred stock; $0.0001 par value, 1,250,000 shares authorized, 31,413 shares issued and outstanding	3	3

Preferred stock Series E; $0.0001 par value, 70,000 shares authorized, 61,688 shares issued and outstanding	6	6

Preferred stock Series H; $0.0001 par value, 770,000 shares authorized, no shares issued and outstanding	–	–

Common stock; $0.0001 par value, 100,000,000 shares authorized, 32,518,238 and 23,551,403 shares issued, 32,515,721 and 23,548,886 shares outstanding	3,251	2,356

Treasury stock, at cost, $0.0001 par value 2,517 shares outstanding	(1,350,006)	(1,350,006)
Additional paid-in capital	245,798,096	238,612,861
Accumulated deficit	(244,672,539)	(236,067,810)
Total Stockholders’ Equity (Deficit)	(221,189)	1,197,410
Total Liabilities and Stockholders’ Equity (Deficit)	$4,193,523	$5,759,490

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues	$138,759	$117,074	$334,896	$160,795

Cost of revenues	87,216	29,301	202,605	60,939

Gross profit (loss)	51,543	87,773	132,291	99,856

Operating expenses
General and administrative expenses	3,407,814	1,859,616	6,944,864	5,614,905
Depreciation and amortization	180,618	180,383	541,768	542,112
Total operating expenses	3,588,432	2,039,999	7,486,632	6,157,017

Loss from operations	(3,536,889)	(1,952,226)	(7,354,341)	(6,057,161)

Other income (expense)
Interest expense	(240,044)	(231,393)	(1,147,603)	(589,638)
Loss on debt extinguishment	(21,223)	(37,440)	(79,444)	(37,440)
Other expense	–	–	(21,000)
Loss on disposal of fixed assets	–	–	(2,363)	(1,672)
Interest income	7	8	22	24
Total other expense - net	(261,260)	(268,825)	(1,250,388)	(628,726)

Net loss	$(3,798,149)	$(2,221,051)	$(8,604,729)	$(6,685,887)

Loss per share - basic and diluted	(0.12)	(0.10)	$(0.31)	$(0.32)

Weighted average number of shares outstanding - basic and diluted	31,050,493	21,967,250	27,762,015	20,617,817

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the Three and Nine Months Ended September 30, 2026 and 2025

	Series E Preferred Stock		Series H Preferred Stock		Series AAA Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, at December 31, 2024	61,688	$6	–	$–	31,413	$3
Common stock issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Stock based compensation	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–
Common stock exchanged for investment	–	–	–	–	–	–
Common stock issued for warrant conversion	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, at March 31, 2025	61,688	$6	–	$–	31,413	$3

Common stock issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Common stock issued for original issue debt discount	–	–	–	–	–	–
Common stock issued for future equity sale	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, at June 30, 2025	61,688	$6	–	$–	31,413	$3

Common stock and warrants issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Common stock issued for original issue debt discount	–	–	–	–	–	–
Common stock issued for the conversion of note	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2025	61,688	$6	–	$–	31,413	$3

Balance, at December 31, 2025	61,688	$6	–	$–	31,413	$3
Common stock issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Common stock issued for debt discount	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, at March 31, 2026	61,688	$6	–	$–	31,413	$3

Common stock and warrants issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Common stock issued for debt discount	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, at June 30, 2026	61,688	$6	–	$–	31,413	$3
Common stock and warrants issued for services	–	–	–	–	–	–
Common stock issued for cash	–	–	–	–	–	–
Common stock issued for debt discount	–	–	–	–	–	–
Note payable conversion to common stock	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, at September 30, 2026	61,688	$6	–	$–	31,413	$3

(continued)

			Additional				Total
	Common Stock		Paid-in	Treasury Shares		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance, at December 31, 2024	18,721,240	$1,872	$230,266,097	2,517	$(1,350,006)	$(225,633,521)	$3,284,451
Common stock issued for services	401,498	40	1,100,990	–	–	–	1,101,030
Common stock issued for cash	432,571	43	569,457	–	–	–	569,500
Stock based compensation	–	–	230	–	–	–	230
Note payable conversion to common stock	17,143	2	29,998	–	–	–	30,000
Common stock exchanged for investment	127,230	13	500,001	–	–	–	500,014
Common stock issued for warrant conversion	276,941	29	(29)	–	–	–	–
Net loss	–	–	–	–	–	(2,295,987)	(2,295,987)
Balance, at March 31, 2025	19,976,623	$1,999	$232,466,744	2,517	$(1,350,006)	$(227,929,508)	$3,189,238

Common stock issued for services	3,465	–	6,178	–	–	–	6,178
Common stock issued for cash	1,227,500	122	1,219,878	–	–	–	1,220,000
Common stock issued for original issue debt discount	34,286	3	82,283	–	–	–	82,286
Common stock issued for future equity sale	100,000	10	154,990	–	–	–	155,000
Net loss	–	–	–	–	–	(2,168,849)	(2,168,849)
Balance, at June 30, 2025	21,341,874	$2,134	$233,930,073	2,517	$(1,350,006)	$(230,098,357)	$2,483,853

Common stock and warrants issued for services	65,807	$7	192,582	–	–	–	192,589
Common stock issued for cash	1,110,000	105	1,155,187	–	–	–	1,155,292
Common stock issued for original issue debt discount	95,706	8	129,838	–	–	–	129,846
Common stock issued for the conversion of note	135,501	14	189,986	–	–	–	190,000
Net loss	–	–	–	–	–	(2,221,051)	(2,221,051)
Balance, September 30, 2025	22,748,888	$2,268	$235,597,666	2,517	$(1,350,006)	$(232,319,408)	$1,930,529

Balance, at December 31, 2025	23,551,403	$2,356	$238,612,861	2,517	$(1,350,006)	$(236,067,810)	$1,197,410
Common stock issued for services	154,983	15	138,619	–	–	–	138,634
Common stock issued for cash	1,710,000	171	1,128,217	–	–	–	1,128,388
Common stock issued for debt discount	10,000	1	9,499	–	–	–	9,500
Note payable conversion to common stock	200,000	20	199,980	–	–	–	200,000
Net loss	–	–	–	–	–	(2,539,031)	(2,539,031)
Balance, at March 31, 2026	25,626,386	$2,563	$240,089,176	2,517	$(1,350,006)	$(238,606,841)	$134,901

Common stock and warrants issued for services	70,000	7	245,154	–	–	–	245,161
Common stock issued for cash	2,590,000	258	1,412,242	–	–	–	1,412,500
Common stock issued for debt discount	4,759	–	5,724	–	–	–	5,724
Note payable conversion to common stock	1,095,000	110	1,094,890	–	–	–	1,095,000
Net loss	–	–	–	–	–	(2,267,549)	(2,267,549)
Balance, at June 30, 2026	29,386,145	$2,938	$242,847,186	2,517	$(1,350,006)	$(240,874,390)	$625,737
Common stock and warrants issued for services	1,200,000	120	1,967,880	–	–	–	1,968,000
Common stock issued for cash	1,764,000	176	881,824	–	–	–	882,000
Common stock issued for debt discount	8,093	1	6,222	–	–	–	6,223
Note payable conversion to common stock	160,000	16	94,984	–	–	–	95,000
Net loss	–	–	–	–	–	(3,798,149)	(3,798,149)
Balance, at September 30, 2026	32,518,238	$3,251	$245,798,096	2,517	$(1,350,006)	$(244,672,539)	$(221,189)

See accompanying notes to the consolidated financial statements

Mobiquity Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2026 and 2025

	2026	2025

Cash flows from operating activities:
Net loss	$(8,604,729)	$(6,685,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,419	1,763
Provision for credit losses	22,325	66,983
Loss on disposal of assets	2,363	–
Loss on debt extinguishment	79,444	37,440
Amortization of capitalized software development costs	540,348	540,349
Amortization of debt discounts	1,082,291	536,749
Common stock and warrants issued for services	2,908,871	1,780,840
Stock-based compensation	–	6,230
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(44,909)	(143,638)
(Increase) decrease prepaid expenses and other assets	2,329	(148,907)
Increase (decrease) in accounts payable and accrued expenses	113,093	(82,462)
Net cash used in operating activities	(3,897,155)	(4,090,540)

Cash flows from investing activities
Purchase of property and equipment	(10,753)	(314)
Net cash used in investing activities	(10,753)	(314)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	3,422,888	2,944,792
Issuance of related party debt, net of discounts	175,000	–
Issuance of long-term debt, net of discounts and issuance costs	1,448,247	1,034,171
Repayments on related party debt	(150,000)	–
Repayments on long-term debt	(1,483,996)	(686,148)
Net cash provided by financing activities	3,412,139	3,292,815

Net change in cash	(495,769)	(798,039)

Cash - beginning of period	642,515	1,159,933

Cash - end of period	$146,746	$361,894

Supplemental disclosure of cash flow Information
Cash paid for interest	$47,509	$43,212

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and warrants as compensation under services agreements	$2,351,795	$1,228,650
Common stock issued for original issue debt discount	$21,447	$223,340
Issuance of common stock through conversion of debt	$1,390,000	$220,000
Original issue discount in conjunction with related party debt issuance	$50,000	$–
Common stock issued for future equity sale	$–	$155,000
Note payable issued as settlement for accounts payable	$–	$24,000
Common stock exchanged for equity investment	$–	$500,014

See accompanying notes to the consolidated financial statements

MOBIQUITY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

The Company’s core platform, GrowthOS™, is an AI-powered customer acquisition operating system designed to continuously transform data into intelligence, intelligence into decisions, and decisions into measurable business outcomes. GrowthOS integrates proprietary technologies that enable organizations to automate significant portions of the customer acquisition lifecycle while continuously improving performance through ongoing data collection and machine learning.

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

Going Concern

Since inception, the Company has generated recurring losses as well as negative operating cash flows in its annual consolidated financial statements. As of September 30, 2026, the Company had an accumulated deficit of approximately $244,672,539. Management expects to continue to incur additional substantial losses in the foreseeable future. The Company has historically funded its operations primarily through equity or debt financings. Total unrestricted cash and cash equivalents on hand as of September 30, 2026 was $146,746. Management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management plans include additional debt and equity financings, expense reductions, and expansion of revenue-generating operations; however, no assurance can be provided that such plans will be successful. The Company's unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (U.S. GAAP) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (SEC). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2026, and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2026, are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 8, 2026.

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

The Company performs its annual impairment tests of goodwill as of December 31st of each year, or more frequently if certain indicators are present. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. Management identifies its reporting units by assessing whether components (i) have discrete financial information available, (ii) engage in business activities, and (iii) whether a segment manager regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. The Company has one reporting unit as of September 30, 2026, and December 31, 2025. No impairment of goodwill was recognized by the Company during the nine months ended September 30, 2026, and 2025.

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

Debt Issuance Costs and Debt Discounts

Debt discounts, debt issuance costs paid to lenders or third parties, and other original issue discounts on debt, are recorded as debt discounts or debt issuance costs and amortized to interest expense in the consolidated statements of operations, over the term of the underlying debt instrument, using the effective interest method, with the unamortized portion reported net with related principal outstanding on the consolidated balance sheet. For the three months ended September 30, 2026, and 2025, the Company recognized approximately $215,000 and $216,000, respectively, in interest expense associated with the amortization of debt discounts on its outstanding debt. For the nine months ended September 30, 2026, and 2025, the Company recorded approximately $1,082,000 and $537,000, respectively, in interest expense associated with the amortization of debt discounts on its outstanding debt. The unamortized balance of debt discounts at September 30, 2026, and December 31, 2025, was approximately $286,000 and $711,000, respectively.

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

Contract Liabilities

Contract liabilities represent customer deposits received in advance of the Company satisfying its performance obligations and recognizing revenue. Upon fulfillment of the performance obligation(s) in accordance with the terms of the contract, the related contract liability is relieved, and revenue is recognized. As of September 30, 2026, December 31, 2025, and January 1, 2025, contract liabilities totaled $25,486.

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

Reclassification

Certain amounts in the consolidated statements of stockholders’ equity for the three-month period ended March 31, 2026, and in the consolidated statement of cash flows for the nine-month period ended September 30, 2025, have been reclassified to conform with the current period presentation.

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

	Useful Life	September 30, 2026	December 31, 2025

Software development costs	5 years	$3,602,328	$3,602,328
Less accumulated amortization		(1,678,580)	(1,138,231)
Net carrying value, software development costs		$1,923,748	$2,464,097

During each of the three months ended September 30, 2026, and 2025, the Company recognized approximately $180,000 of amortization expense, respectively, related to capitalized software development costs. During each of the nine months ended September 30, 2026, and 2025, the Company recognized approximately $540,000 of amortization expense, respectively, related to capitalized software development costs. Amortization expense is included in depreciation and amortization on the consolidated statements of operations.

Future approximate annual amortization of software development costs for products being marketed at September 30, 2026, is as follows:

Remainder of 2026	$180,000
2027	720,000
2028	720,000
2029	304,000
Total	$1,924,000

NOTE 4 – DEBT

Related Party Debt - Salkind Loans

During September and December 2025, the Company entered into two individual short-term unsecured loans with Dr. Gene Salkind, the Company’s Board Chair, for working capital purposes (2025 Salkind Loans). Total gross borrowings under the 2025 Salkind Loans were $250,000 in cash proceeds, and an original issue discount (OID) of $25,000, along with 25,000 shares of restricted common stock valued at $31,250, for a total debt discount recorded of $56,250, with maturity dates of December 31. 2026, as amended, at which time all principal and OID is due and payable. Principal of $100,000 is convertible at any time prior to the maturity date at a conversion price of $1.00 per common share. Principal of $100,000 remains outstanding at September 30, 2026.

During the nine months ended September 30, 2026, Dr. Salkind loaned the Company an additional $175,000 in cash, which is due and payable on December 31, 2026, as amended (2026 Salkind Loans). Payment of an additional $75,000 of OID associated with the 2026 Salkind Loans is also due December 31, 2026. The full principal of $175,000 and OID of $25,000 remain outstanding at September 30, 2026.

For the three months ended September 30, 2026 and 2025, the Company recognized approximately $25,000 and $16,000, respectively, in interest expense related to the amortization of debt discount under the 2025 and 2026 Salkind Loans. For the nine months ended September 30, 2026, and 2025, the Company recognized approximately $73,000 and $17,000, respectively, in interest expense related to the amortization of debt discount. As of September 30, 2026, and December 31, 2025, total principal outstanding on the 2025 and 2026 Salkind Loans was approximately $325,000 and $275,000, respectively, and total unamortized debt discount was approximately $25,000 and $23,000, respectively.

Merchant Agreements

During the year ended December 31, 2025, the Company entered into five individual agreements with a Merchant Lender for the purchase and sale of future receivables (the 2025 Merchant Agreements). The 2025 Merchant Agreements were issued in exchange for total gross cash funding of approximately $1,132,000, of which approximately $457,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of other outstanding obligations with the Merchant Lender, net of other fees. Total principal remaining outstanding on the 2025 Merchant Agreements at December 31, 2025, was approximately $586,000, and unamortized debt discount outstanding was approximately $163,000. Obligations under the 2025 Merchant Agreements were settled in full during the nine months ended September 30, 2026. The Company recognized approximately $12,000 and $163,000 in interest expense associated with the amortization of the debt discounts under the 2025 Merchant Agreements, for the three and nine months ended September 30, 2026, respectively, and approximately $135,000 and $199,000 in interest expense for the three and nine months ended September 30, 2025.

During the nine months ended September 30, 2026, the Company entered into three agreements for the purchase and sale of future receivables (2026 Merchant Agreements) with the same financial institution in exchange for gross cash fundings of approximately $846,000, of which approximately $313,000 represented cash proceeds, net of fees, and the balance being applied by the Merchant Lender as full settlement of other Merchant Agreements outstanding at the time of the fundings. In connection with the 2026 Merchant Agreements fundings, and as additional consideration, the Company issued a total of 17,835 shares of its common stock to the Merchant Lender, the fair value of which was equal to 5% of the new principal issued, or approximately $17,000. The Company recorded total debt discount under the 2026 Merchant Agreements of approximately $305,000, and recognized approximately $102,000 and $215,000, respectively, in interest expense associated with the amortization of debt discount for the three and nine months ended September 30, 2026. Total principal remaining outstanding on the 2026 Merchant Agreements at September 30, 2026 was approximately $487,000, and unamortized debt discount outstanding was approximately $90,000.

2025 Promissory Notes

In March 2025, the Company issued a promissory note with a financial institution (Lender One) in the principal amount of $62,060 with an OID of approximately $9,000 (2025 Lender One Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the 2025 Lender One Promissory Note One. The Company recognized approximately $4,000 and $7,000 in interest expense for the three and nine months ended September 30, 2025, respectively, associated with the amortization of the debt discount, and approximately $2,000 in interest expense for the nine months ended September 30, 2026. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the 2025 Lender One Promissory Note One are convertible into shares of the Company’s common stock. All obligations under the 2025 Lender One Promissory Note One were paid in full during the nine months ended September 30, 2026.

On July 8, 2025, and July 17, 2025, the Company issued two individual convertible promissory notes with two third-party lenders (July 2025 Lenders) in principal amounts of $156,000 and $258,750 (July 2025 Promissory Notes), with Maturity Dates of April 30, 2026, and July 17, 2026, respectively. Interest is charged on the principal at 10% per annum, and is payable, along with the $156,000 principal, in full at the Maturity Date of April 30, 2026. Interest under the $258,750 promissory note of $25,875 was due and payable upon execution of the promissory note, and principal is due at various dates and amounts commencing in January 2026 through July 17, 2026. The Company paid a total of $30,000 in issuance costs associated with the July 2025 Promissory Notes and OID of $33,250 associated with the $258,750 July 2025 Promissory Note, both recorded as a debt discount. Solely at the option of the Holder, all outstanding obligations under the July 2025 Promissory Notes become convertible, per terms of the agreements, into shares of the Company’s common stock. The Company made an early repayment on the $156,000 promissory note during the six months ended June 30, 2026, resulting in an early termination fee of approximately $34,000 and the reversal of remaining unamortized debt discount of approximately $5,000, which was recorded as loss on debt extinguishment on the accompanying consolidated statement of operations. The Company recognized approximately $5,000 and $17,000 in interest expense associated with amortization of the debt discount under the $258,750 promissory note for the three and nine months ended September 30, 2026, respectively. No principal remains outstanding at September 30, 2026.

On September 15, 2025, the Company issued a promissory note in the principal amount of $127,650, including an OID of $27,650 (September 2025 Promissory Note). Interest is charged on the principal at 12% upon issuance of the September 2025 Promissory Note, totaling $15,318, and is payable, along with principal, at various dates and amounts commencing in March 2026 through the Maturity Date in July 2026. Solely upon an event of default, and at the option of the Holder of the September 2025 Promissory Note, all outstanding amounts become convertible into shares of the Company’s common stock. The Company recognized $15,000 in interest expense for the nine months ended September 30, 2026, associated with amortization of the debt discount. No principal remains outstanding at September 30, 2026.

2026 Promissory Notes

On January 14, 2026, the Company issued a convertible promissory note in the principal amount of $258,750, including OID of $33,750 to an unrelated third-party (January 2026 Note). The January 2026 Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the issue date. Principal and OID on January 2026 Note is payable in cash in various monthly amounts commencing in July 2026 until maturity date in January 2027. The Company paid approximately $19,000 in issuance costs and recorded a total debt discount of $52,250. Solely at the option of the Holder, and commencing upon an event defined in the January 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. On July 17, 2026, $40,000 of principal outstanding under the January 2026 Note as discussed in Note 5, was converted into 80,000 of common stock at a conversion rate of $0.50 per share. The Company recognized approximately $16,000 and $45,000 in interest expense for the three and nine months ended September 30, 2026, respectively, associated with the amortization of the debt discount. The principal amount of $86,000 remains outstanding at September 30, 2026, along with $7,000 of unamortized debt discount.

On March 9, 2026, the Company issued a convertible promissory note in the principal amount of $115,000, including OID of $15,000 to an unrelated third-party (March 2026 Note). The March 2026 Note also includes a one-time interest charge on the principal amount of $11,500 based on a rate of 10% per annum, due at the issue date. Principal and OID on the March 2026 Note are payable in cash on the maturity date of March 9, 2027. The Company paid $11,000 in issuance costs and recorded a total debt discount of $26,000. Solely at the option of the Holder and commencing upon an event defined in the March 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $7,000 and $15,000 in interest expense for the three and nine months ended September 30, 2026, respectively, associated with the amortization of the debt discount. The principal amount of $91,750 remains outstanding at September 30, 2026, along with approximately $11,000 of unamortized debt discount.

In June 2026, the Company issued a convertible promissory note in the principal amount of $258,750, including OID of $33,750 to an unrelated third-party (June 2026 Note). The June 2026 Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the issue date. Principal and OID on the June 2026 Note is payable in cash in various monthly amounts commencing in December 2026 until the maturity date in June 1, 2027. The Company paid approximately $18,000 in issuance costs and recorded a total debt discount of $51,250. Solely at the option of the Holder, and commencing upon the occurrence of events defined in the June 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $19,000 and $22,000 in interest expense for the three and nine months ended September 30, 2026, associated with the amortization of the debt discount. The full principal amount remains outstanding at September 30, 2026, along with $29,000 of unamortized debt discount.

On July 10, 2026, the Company issued a promissory note with a financial institution in the principal amount of $180,550 with an OID of approximately $23,550. Interest is charged on the principal at 12% upon issuance of the promissory note, totaling $21,665, and is payable, along with principal, in five individual payments commencing January 15, 2027, through the maturity date of May 15, 2027, of which $101,108 is due January 15, 2027, and four equal monthly payments of $25,277 each due thereafter. In addition to the OID, the Company paid $10,000 in issuance costs, recorded as additional debt discount. The Company recognized approximately $9,000 in interest expense for the three and nine months ended September 30, 2026, associated with the amortization of the total debt discount, with unamortized debt discount of approximately $24,000 outstanding at September 30, 2026. Solely upon an event of default, and at the option of the holder, all amounts outstanding are convertible into shares of the Company’s common stock. All obligations under the note were outstanding at September 30, 2026.

On July 23, 2026, the Company issued a promissory note with a financial institution in the principal amount of $258,750 with an OID of approximately $33,750. Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $25,875, and is payable, along with principal, in seven individual payments commencing January 23, 2027, through the maturity date of July 23, 2027, of which $142,313 is due January 23, 2027, and six equal monthly payments of $23,719 each due thereafter. In addition to the OID, the Company paid $18,500 in issuance costs, recorded as additional debt discount. The Company recognized approximately $6,000 in interest expense for the three and nine months ended September 30, 2026, associated with the amortization of the total debt discount, with unamortized debt discount of approximately $46,000 outstanding at September 30, 2026. Solely upon an event of default, and at the option of the holder, all amounts outstanding are convertible into shares of the Company’s common stock. All obligations under the note were outstanding during the nine months ended September 30, 2026.

On September 18, 2026, the Company issued a promissory note with a financial institution in the principal amount of $115,000 with an OID of approximately $15,000. Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $21,665, and is payable, along with principal, in five individual payments commencing March 20, 2027, through the maturity date of July 20, 2027, of $23,000 each. In addition to the OID, the Company paid $6,000 in issuance costs, recorded as additional debt discount. The Company recognized has approximately $1,000 in interest expense for the three and nine months ended September 30, 2026, associated with the amortization of the total debt discount, with unamortized debt discount of approximately $20,000 outstanding at September 30, 2026. Solely upon an event of default, and at the option of the holder, all amounts outstanding are convertible into shares of the Company’s common stock. All obligations under the note were outstanding at September 30, 2026.

On September 28, 2026, the Company issued a promissory note with a financial institution in the principal amount of $175,500 with an OID of approximately $22,500. Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $17,250, and is payable, along with principal, in six individual payments commencing March 28, 2027, through the maturity date of September 28, 2027, of which $94,875 is due March 28, 2027, and $15,813 due monthly thereafter. In addition to the OID, the Company paid $6,000 in issuance costs, recorded as additional debt discount. The Company recognized approximately $1,000 in interest expense for the three and nine months ended September 30, 2026, associated with the amortization of the total debt discount, with unamortized debt discount of approximately $34,000 outstanding at September 30, 2026. Solely upon an event of default, and at the option of the holder, all amounts outstanding are convertible into shares of the Company’s common stock. All obligations under the note were outstanding at September 30, 2026.

2025 Convertible Loan Agreements

During the year ended December 31, 2025, the Company entered into eight other individual Subscription Agreements and Convertible Promissory Notes for a total of $1,295,000 in principal (2025 Convertible Notes). The unsecured loans were issued with a total of 431,682 shares of restricted common stock as original issue discount, fair valued at approximately $597,000. Principal on the 2025 Convertible Notes is automatically convertible at a conversion price of $1.00 per common share on the maturity dates ranging from March 2026 to September 2026. Approximately $487,000 of debt discount was amortized as interest expense for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, a total of $1,295,000 in convertible debt principal was converted into 1,295,000 shares of restricted common stock at a per share conversion rate of $1.00.

2026 Convertible Loan Agreement

During the nine months ended September 30, 2026, the Company entered into a Subscription Agreement and Convertible Promissory Note for $30,000 in principal (2026 Convertible Note). The unsecured loan was issued with 10,000 shares of restricted common stock as debt discount, fair valued at $9,500. Principal on the 2026 Convertible Note is automatically convertible at a conversion price of $1.00 per common share on the maturity date in September 2026. The Company recognized approximately $3,000 and $10,000 in interest expense associated with the amortization of the debt discount for the three and nine months ended September 30, 2026, respectively, with all obligations under the note settled in full as of September 30, 2026.

Other Debt

In August 2026, the Company entered a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual $150,000 premium related to the Company’s D&O insurance policy. The Company paid $30,000 in premium up front and financed the remaining $120,000 in premium owed at an annual financing rate of 7.48%, which includes nine monthly payments of premium principal and interest of $13,752 commencing September 30, 2026, with final payment due May 31, 2027.

Following is a summary of debt outstanding at September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Merchant Agreements	$486,782	$586,337
Promissory Notes, Loan Agreements, and Other Debt	1,270,170	1,906,106
Total Debt	1,756,952	2,492,443
Less: Unamortized Debt Discounts	(261,023)	(687,977)
Total Debt, Net	$1,495,928	$1,804,466

The weighted average interest rate on short term borrowings outstanding at September 30, 2026, and December 31, 2025, was 31% and 26%, respectively.

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

During 2025, common stock shares issued under the Consulting Agreements totaled 480,000 and warrant shares issued totaled 130,000. The fair value of the common shares issued totaled approximately $1,219,000 and the fair value of the warrants issued totaled approximately $191,000. The exercise price of the warrants was $1.00 per share and are exercisable over periods ranging from three to five years. Compensation expense recognized under these Consulting Agreements for the three and nine months ended September 30, 2025, was approximately $274,000 and $776,000, respectively. Compensation recognized for the three and nine months ended September 30, 2026, was approximately $0 and $197,000, respectively. No unamortized compensation remains outstanding at September 30, 2026. A total of 400,000 warrant shares related to the Consulting Agreements remain outstanding at September 30, 2026, and December 31, 2025.

Effective January 23, 2026, the Company entered into a Business Development Agreement with a third-party consultant, with a service term of eleven months. Compensation under the agreement consisted of 150,000 shares of the Company’s common stock issued and valued at the effective date of the agreement. The total fair value of the common stock issued was $133,500, based on a per share price of $0.89. The Company recognized approximately $36,000 and $97,000 in compensation expense for the three and nine months ended September 30, 2026, respectively, associated with the amortization of the common stock fair value.

Effective May 1, 2026, the Company entered into a Consulting Agreement with a third-party consultant, with a service term of six months. Compensation under the agreement included an up-front cash payment of $20,000 and monthly cash payments during the term of the agreement. Upon the effective date of the Consulting Agreement, the Company also issued 70,000 shares of the Company’s restricted common stock, fair valued at $92,400, and warrants for the purchase of 120,000 shares of common stock at an exercise price of $0.50 per share, fair valued at $152,760 using the Black-Scholes pricing model. For the three and nine months ended September 30, 2026, the Company recognized approximately $123,000 and $204,000 in stock-based compensation and $10,000 and $17,000 in professional fees expense, respectively, under the agreement.

On August 12, 2026, the Company entered into a Consulting Services Agreement with an unrelated consultant. The consultant is to provide general business development services for a term of six months from the date of the agreement. Compensation under the agreement consisted of the issuance of 1,200,000 shares of the Company’s restricted common stock, fair valued at $972,000, and warrants to purchase 1,500,000 shares of restricted common stock over a three-year period at an exercise price of $0.50 per share, fair valued at $996,000 using the Black-Scholes pricing model. For the three and nine months ended September 30, 2026, the Company recognized approximately $1,968,000 in non-cash stock-based compensation under the agreement.

Issuance of Common Stock in Conjunction with Debt Issuances and Conversions

As discussed in Note 4, during the nine months ended September 30, 2026, the Company issued a total of 1,455,000 shares of its common stock, at a total value of $1,390,000, resulting from conversion of outstanding debt principal. The Company also issued a total of 22,852 shares of its common stock at a total value of $21,447 as debt discount associated with debt issuances during the nine months ended September 30, 2026. Exemption from registration is claimed under Section 4(2). Section 3(a)(9) and Rule 506 of the Securities Act of 1933, as amended. No commissions were paid with respect to the aforementioned securities transactions.

2026 Issuances of Common Stock for Cash

During the nine months ended September 30, 2026, the Company issued a total of 6,064,000 shares of its common stock, at per share prices ranging from $0.50 to $1.03, for total net cash proceeds of approximately $3,423,000. During the three months ended September 30, 2026, the Company issued a total of 1,764,000 shares of its common stock, for total net cash proceeds of $882,000.

NOTE 6 – STOCK OPTION PLANS AND WARRANTS

Options

The Company maintains multiple stock-based compensation plans (collectively, the Plans), including legacy plans under which certain awards may remain outstanding. The Company’s primary plan is the 2023 Employee Benefit and Consulting Services Compensation Plan (the 2023 Plan), which was approved by the Board of Directors on December 19, 2023. The 2023 Plan is substantially similar to prior plans but provides for a larger share reserve and continued flexibility in granting equity-based awards. The 2023 Plan was amended in October 2024 and December 2025 to most recently increase the number of shares available for issuance to 6,000,000 shares.

In addition, the Company adopted the 2023 Equity Participation Plan (the 2023 EP Plan), which was approved by the Board of Directors on April 17, 2023, and by stockholders on August 14, 2023. The 2023 EP Plan authorizes the issuance of up to 166,667 shares and allows for the grant of restricted unit awards.

On December 31, 2025, the Board approved an increase in the number of shares available under the 2023 Plan to 6,000,000 shares and granted 1,500,000 non-statutory stock options with a five-year term, immediately exercisable, at an exercise price of $1.10 per share to certain officers, directors, employees, and consultants.

All stock options under the Plans are granted at or above the fair market value of the common stock at the grant date. Employee and non-employee stock options vest over varying periods and generally expire either 5 or 10 years from the grant date. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For option grants, the Company will take into consideration payments subject to the provisions of ASC 718 Stock Compensation. No stock options were granted during the nine months ended September 30, 2026.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	5,044,000	$3.61	3.88	$2,323,191
Granted	–	$–	–	$–
Cancelled & expired	–	$–	–	$–
Outstanding and exercisable, September 30, 2026	5,044,000	$3.61	3.13	$525,000

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2026, and December 31, 2025, is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock closing price of $0.50 and $1.32, respectively.

As of September 30, 2026, there is no unamortized compensation cost related to unvested stock option awards.

Warrants

Effective May 1, 2026, the Company entered into a Consulting Agreement with a third-party consultant, with a service term of nine months. Compensation under the agreement included warrants for the purchase of 120,000 shares of common stock at an exercise price of $0.50 per share, as of the effective date. The warrants are exercisable at any time for a three-year term from the effective date.

On August 12, 2026, the Company entered into a Consulting Services Agreement with an unrelated consultant. The consultant is to provide general business development services for a term of nine months from the date of the agreement. Compensation under the agreement consisted of the issuance of 1,500,000 shares of the Company’s restricted common stock and warrants to purchase 1,500,000 shares of restricted common stock over a three-year period at an exercise price of $0.50 per share.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	846,668	$45.61	2.52	$142,600
Granted	1,620,000	$0.50	2.85	$–
Cancelled or expired	(3,750)
Outstanding, September 30, 2026	2,462,918	$15.78	2.48	$–

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

For the three and nine months ended September 30, 2026, and 2025, the Company reported net losses; therefore, all potentially dilutive securities were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive. As a result, basic and diluted loss per share were the same for both periods presented.

The following potentially dilutive securities outstanding as of September 30, 2026, and December 31, 2025, were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive:

	September 30, 2026	December 31, 2025
Stock options	5,044,000	5,044,000
Warrants	2,462,918	846,668
Convertible debt	1,443,702	1,691,713
Series AAA preferred stock	314,124	314,124
Series E preferred stock	10,281	10,281
Total common stock equivalents	9,275,025	7,906,786

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

Michael Trepeta, a former Co-CEO and director of the Company, filed a lawsuit against the Company and its subsidiary, Mobiquity Networks, in April 2023 in the New York State Supreme Court, Nassau County. The claims stem from a Separation Agreement and Release that Mr. Trepeta and the Company entered into in April 2017 which terminated Mr. Trepeta’s employment agreement and discontinued his employment and directorship with the Company, among other things, by mutual agreement. Mr. Trepeta also gave the Company a release in the Separation Agreement and Release. Mr. Trepeta has claimed that the Company fraudulently induced him to enter into the Separation Agreement and Release; that the Company breached Mr. Trepeta’s employment agreement; and that the Company breached its covenant of good faith and fair dealing and its fiduciary duty. Mr. Trepeta is claiming not less than $2.5 million in damages. Based on the Company’s initial internal review of the situation, the Company believed that the claims lack merit and vigorously defended the claims. In December 2023, the Company was notified that its motion to dismiss Mr. Trepeta’s action was granted but Mr. Trepeta has filed a notice of appeal. In September of 2025, the Company was notified that Mr. Trepeta’s appeal was denied, and the court has since dismissed the case.

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

The following table presents information about the Company’s services segment, including revenues, segment profit or loss before income taxes, and significant segment expenses for the three months ended September 30, 2026, and 2025:

	2026	2025

Revenues	$138,759	$117,074

Less: cost of revenues	87,216	29,301

Gross profit	51,543	87,773

Less: other expenses
Professional fees	2,537,918	979,203
Salaries and payroll taxes	513,612	472,101
Interest expense	240,044	231,393
Amortization and depreciation	180,618	181,879
Technology	141,534	84,720
Other segment items	127,481	96,547
Insurance	91,904	202,466
Advertising	8,460	144
Commissions	–	34,862
Other (income) expense, net	(7)	(8)
Bad debt	3,034	18,222
Licenses and permits	5,094	7,295

Segment net loss and consolidated net loss	$(3,798,149)	$(2,221,051)

The following table presents information about the Company’s services segment, including revenues, segment profit or loss before income taxes, and significant segment expenses for the nine months ended September 30, 2026, and 2025:

	2026	2025

Revenues	$334,896	$160,795

Less: cost of revenues	202,605	60,939

Gross profit	132,291	99,856

Less: other expenses
Professional fees	4,337,702	3,111,251
Salaries and payroll taxes	1,542,079	1,421,346
Interest expense	1,147,603	589,638
Amortization and depreciation	541,768	542,112
Technology	436,075	460,021
Other segment items	371,861	246,749
Insurance	229,575	319,763
Advertising	78,925	10,378
Commissions	8,000	34,862
Stock-based compensation	–	230
Other (income) expense, net	(22)	(24)
Bad debt	22,325	32,530
Licenses and permits	21,129	16,887

Segment net loss and consolidated net loss	$(8,604,729)	$(6,685,887)

NOTE 10 – SUBSEQUENT EVENTS

Between October 1, 2026, and November 10, 2026, the Company issued 200,000 shares of restricted common stock under an individual subscription agreement at a per share price of $0.50 for cash proceeds of $100,000.

On October 1, 2026, the Company entered into a Corporate Development Advisory Agreement with an unrelated party to provide general corporate development services. The term of the agreement is six months, and compensation under the agreement consisted solely of the issuance of 250,000 shares of the Company’s common stock.

During October 2026, the Company entered into three Convertible Subscription Agreements for the future conversion into shares of the Company’s common stock. Total proceeds received under the agreements were $200,000. The subscription amounts are convertible at any time based on a per share conversion rate of the lower of $0.50 or 70% of the average closing price of the Company’s common stock for the 20 days leading up to the conversion date.

On October 30, 2026, the Company entered into an agreement for the purchase and sale of future receivables (October 2026 Merchant Agreement) with a financial institution in exchange for $270,000 in funding. A portion of the proceeds was used to payoff principal and interest owed under a previously outstanding Merchant Agreement with the same lender. The new funding is to be repaid through daily payments representing 6% of future customer payments on receivables until a total of approximately $367,000 is paid resulting in the recording of approximately $97,000 in original issue discount. In connection with the funding, and as additional consideration, the Company issued shares of its common stock to the financial institution in an amount equal to 5% of the new principal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company.

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company’s Form 10-K for its fiscal year ended December 31, 2025 which includes our audited financial statements for the years ended December 31, 2025 and 2024 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

Overview and Strategic Direction

During July 2026, the Company announced a strategic evolution of its business centered on GrowthOS™, its AI-powered customer acquisition operating system. Building upon years of experience in audience intelligence, location-based data, programmatic advertising, and campaign execution, the Company has expanded beyond traditional advertising technology to develop integrated artificial intelligence solutions designed to automate business operations, improve customer acquisition, and create scalable revenue opportunities.

The Company’s strategy is focused on two complementary growth initiatives: GrowthOS™, its enterprise-focused AI-powered customer acquisition platform, and BYOB (Build Your Own Business), a new AI-powered business operating platform designed to make advanced artificial intelligence and business automation accessible to a substantially broader customer base.

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

Management believes BYOB represents a potentially significant expansion of the Company’s business model. While GrowthOS primarily addresses enterprise customer acquisition needs, BYOB is being developed to serve businesses of virtually any size across numerous industries, potentially expanding the Company’s commercial reach from a relatively concentrated enterprise market to a much larger and more diversified population of customers.

Together, these initiatives are intended to position Mobiquity as a broader AI software company with opportunities to develop scalable, recurring revenue stream

Our Company

Mobiquity Technologies, Inc. is an AI software and customer acquisition technology company that develops proprietary software platforms designed to help enterprises operate more efficiently, acquire customers, and automate business processes.

The Company’s proprietary GrowthOS™ platform combines customer intelligence, artificial intelligence, predictive analytics, and automated execution through the following proprietary technologies:

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

In addition to GrowthOS, the Company is developing BYOB as a distinct commercial product intended to extend its AI capabilities into a substantially broader range of business applications and customer markets.

BYOB is designed to simplify the adoption of artificial intelligence by allowing users to describe their business, objectives, and operational requirements. Based on this information, the platform is intended to propose and organize a customized AI team with defined roles, responsibilities, and automated workflows. These AI agents are designed to assist with activities including marketing, sales, customer engagement, business planning, administrative functions, and operational management, while the business owner retains oversight and approval authority.

Management believes BYOB has the potential to materially expand the Company’s addressable market and fundamentally broaden how its technology is commercialized. Rather than relying primarily on enterprise-level customer relationships, BYOB is being designed to support a potentially much larger number of individual businesses and users through a standardized, scalable software platform.

The platform’s intended flexibility may allow the Company to address opportunities across a wide variety of industries without developing separate software solutions for each market. Management believes this approach could reduce barriers to adoption, improve distribution efficiency, and create opportunities for recurring subscription revenue across a diversified customer base.

Importantly, BYOB is intended to extend beyond marketing and customer acquisition into broader business operations, potentially positioning the Company to participate in the growing adoption of AI-powered business productivity and automation solutions.

Management currently estimates that BYOB will require approximately two to three additional months of development before its anticipated initial commercial availability, subject to successful completion of development, integration, testing, and available resources.

Management believes BYOB could become an important driver of the Company’s future growth by expanding its market reach, creating additional recurring revenue opportunities, and enabling the Company to serve a substantially larger customer population than its historical business model.

The Company anticipates evaluating subscription-based pricing and additional premium service offerings as commercialization progresses. BYOB remains under development, and there can be no assurance regarding its completion date, commercial adoption, revenue generation, or ultimate success.

Industry Opportunity

Management believes artificial intelligence is creating significant opportunities for businesses to improve productivity, automate operations, reduce costs, and enhance customer acquisition.

Historically, advanced customer intelligence, marketing automation, and enterprise software solutions have primarily served larger organizations with the financial and technical resources necessary to implement and manage these technologies. GrowthOS addresses these requirements through an integrated AI-powered customer acquisition platform.

BYOB is intended to expand the Company’s reach beyond traditional enterprise customers by providing businesses of varying sizes access to customized AI agents and automated workflows through a simplified operating environment.

Management believes the combination of GrowthOS and BYOB could substantially increase the Company’s commercial opportunities, allowing it to pursue both higher-value enterprise relationships and a broader subscription-based customer market. This dual-platform strategy is intended to diversify revenue opportunities and provide multiple potential avenues for commercial expansion.

Revenue Model

The Company’s existing and anticipated revenue opportunities include:

•	Enterprise GrowthOS licensing and managed customer acquisition services.
•	Digital advertising execution, campaign management, and data intelligence services.
•	AI-powered marketing and business automation solutions.
•	BYOB software subscriptions and potential premium service offerings.
•	Platform licensing, enterprise integrations, and strategic commercial partnerships.

GrowthOS provides opportunities for enterprise relationships involving software, technology services, and customer acquisition activities.

BYOB is being designed around a more broadly distributed software model, potentially allowing the Company to acquire and serve a larger number of customers without the same level of individualized implementation typically associated with enterprise deployments.

Management believes this model could create opportunities for recurring subscription revenue and more efficient scaling as customer adoption increases.

Although the Company has not yet established commercial adoption or recurring subscription revenue from BYOB, management believes its potential market breadth and software delivery model could contribute meaningfully to the Company’s longer-term revenue diversification and growth strategy.

Recent Business Developments

The Company’s commercial agreements with Context Networks, Inc. have been terminated. Mobiquity retains an approximately 5% equity interest in Context Networks, subject to potential dilution from future capital raises.

Plan of Operation

Management’s primary objective is to expand commercial adoption of GrowthOS while completing development and preparing for the launch of BYOB.

The Company’s operating strategy focuses on the following priorities:

•	Expand GrowthOS Commercial Adoption: Increase enterprise customer relationships, managed services revenue, and strategic partnerships utilizing the Company’s AI-powered customer acquisition technologies.
•	Complete and Commercialize BYOB: Complete the remaining development and testing activities over an anticipated two-to-three-month period and prepare for initial commercial deployment.
•	Significantly Broaden Market Reach: Leverage BYOB’s flexible AI business operating model to pursue customers across multiple industries, including small and medium-sized businesses, entrepreneurs, independent professionals, and other organizations.
•	Develop Scalable Recurring Revenue: Pursue subscription-based software revenue opportunities that may allow the Company to expand its customer base without proportionate increases in individualized service requirements.
•	Enhance AI Technology Capabilities: Continue improving the Company’s artificial intelligence, predictive analytics, automation, and platform integration capabilities.
•	Expand Strategic Distribution Opportunities: Explore partnerships, commercial relationships, and distribution channels that may accelerate adoption of GrowthOS and BYOB.

Management believes the development of BYOB represents an important step in the Company’s strategy to expand beyond its historical advertising technology business. By combining enterprise-focused customer acquisition capabilities with a broadly accessible AI-powered business operating platform, the Company intends to pursue opportunities across a significantly larger and more diversified customer market.

Management believes the potential scalability of BYOB, combined with GrowthOS’s enterprise capabilities, could provide the Company with multiple avenues for revenue growth and a more diversified recurring revenue base. Successful execution will depend upon completing product development, securing sufficient financing, attracting and retaining customers, and effectively scaling commercial operations. There can be no assurance that these initiatives will achieve anticipated revenue levels or profitability.

Results of Operations

Executive Overview

During the nine months ended September 30, 2026, the Company continued executing its strategic transformation from a traditional advertising technology business toward an AI-powered customer acquisition platform through the expansion of GrowthOS™.

Management believes the first nine months of 2026 represented continued progress in the commercialization of this strategy. Revenue increased compared to the prior-year periods, and operating expenses remained consistent despite continued investment in product development. While the Company remains in an investment phase, management believes these operating trends demonstrate continued progress toward building a more scalable software-based business.

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

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

The following table sets forth certain selected consolidated statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three Months Ended
	September 30, 2026	September 30, 2025
Revenues	$138,759	$117,074
Cost of revenues	87,216	29,301
Gross profit	51,543	87,773
Total operating expenses	3,588,432	2,039,999
Loss from operations	$(3,536,889)	$(1,952,226)

We generated revenues of $138,759 in the three months ended September 30, 2026, compared to $117,074 for the same period in 2025, an increase of $21,685 or 19%. The Company has developed several new features which we believe will help grow revenue in 2026 and beyond.

The increase in revenue primarily reflects continued commercialization of the Company’s software platforms and customer engagements as the Company expands deployment of GrowthOS™. During the quarter ended September 30, 2026, the Company continued enhancing its AI-enabled software capabilities, expanding platform functionality, and supporting customer implementations intended to increase future recurring software and managed services revenue.

Revenue during the quarter ended September 30, 2026, continued to reflect the timing of enterprise customer implementations, campaign launches, renewals, and customer purchasing cycles. As GrowthOS™ continues to be commercialized, management expects quarterly revenue to vary based on the timing of customer deployments and program launches.

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

Cost of revenues was $87,216 or 63% of revenues for the three months ended September 30, 2026, as compared to $29,301 or 25% of revenues in the same quarter of 2025. Cost of revenues consists primarily of cloud infrastructure, software licensing, data services, engineering support, and platform operating costs required to deliver the Company’s technology solutions. As GrowthOS™ continues to scale, management believes portions of the Company’s technology infrastructure can support additional customer activity without proportional increases in operating costs, creating opportunities for improved operating leverage.

Gross profit was $51,543, or 37% of revenues, for the third quarter of 2026 as compared to $87,773, or 75% of revenues, in the same period of 2025.

Operating expenses were $3,588,432 for the third quarter of 2026 compared to $2,039,999 in the third quarter of 2025, an increase of $1,548,433, or 76%. The increase primarily reflects higher professional fees and technology-related expenses, including a one-time, non-cash stock-based compensation charge of approximately $1,968,000 associated with a Consulting Services Agreement with an unrelated consultant entered into during August, 2026, as discussed in Note 4 to the consolidated financial statements.

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

The loss from operations for the three months ended September 30, 2026, was $3,536,889 as compared to $1,952,226 for the same quarter in 2025, representing an increased loss of approximately $1,585,000, or 81%. The increase in loss reflects the combination of slight increase in revenue, offset by increased operating expenses discussed above, while continuing to invest in GrowthOS™ and the Company's long-term commercialization strategy.

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

The following table sets forth certain selected consolidated statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Nine Months Ended
	September 30, 2026	September 30, 2025
Revenues	$334,896	$160,795
Cost of revenues	202,605	60,939
Gross profit	132,291	99,856
Total operating expenses	7,486,632	6,157,017
Loss from operations	$(7,354,341)	$(6,057,161)

We generated revenues of $334,896 in the nine months ended September 30, 2026, compared to $160,795 for the same period in 2025, an increase of $174,101, or 108%. The Company has developed several new features which we believe will help grow revenue during the remainder of 2026 and beyond.

The increase in revenue reflects continued commercialization of GrowthOS™ together with expanded customer engagements and ongoing deployment of the Company’s software platform. During the first nine months of 2026, the Company continued investing in AI-enabled functionality, automation capabilities, and platform enhancements intended to support future recurring software revenue and customer growth.

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

Cost of revenues was $202,605 or 60% of revenues for the nine months ended September 30, 2026, as compared to $60,939 or 38% of revenues in the same period of 2025.

Gross profit was $132,291, or 40% of revenues, for the nine months of 2026 as compared to $99,856, or 62% of revenues, in the same period of 2025. The improvement in gross profit reflects increased revenue together with improved utilization of the Company’s technology infrastructure. Management believes the scalability of GrowthOS™ provides opportunities to improve gross margins over time as customer adoption increases, although future results will depend on revenue growth and customer mix.

Operating expenses were $7,486,632 for the nine months of 2026 compared to $6,157,017 in the nine months of 2025, an increase of approximately $1,330,000, or 65%. The increase primarily reflects higher professional fees, including a one-time, non-cash stock-based compensation charge of approximately $1,968,000 associated with a Consulting Services Agreement with an unrelated consultant entered into during August, 2026, as discussed in Note 4 to the consolidated financial statements. The increase was also driven, in part, by the Company’s continued investment in technology, business development, marketing initiatives, and infrastructure supporting the Company's strategic transformation. Management remains focused on balancing continued investment in GrowthOS™ with disciplined expense management.

The loss from operations for the nine months ended September 30, 2026, was $7,354,341 as compared to $6,057,161 for the same nine months in 2025, representing an increase in loss of approximately $1,297,000, or 21%. The improvement reflects higher revenue, improved gross profit, offset by increased professional fees while the Company continued investing in its AI-powered customer acquisition platform. Management believes the operating results for the first nine months of 2026 reflect continued progress toward building a more scalable software business while maintaining disciplined cost controls. Future operating results will depend on the Company's ability to continue commercializing GrowthOS™, expand customer adoption, and increase recurring revenue, although there can be no assurance that these objectives will be achieved.

Liquidity and Capital Resources

We have a history of operating losses, and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2025.

The Company had cash of $146,746 at September 30, 2026. Cash used in operating activities for the nine months ended September 30, 2026, was $3,897,155. This resulted primarily from a net loss of $8,604,729 offset by provision for credit losses of $22,325, amortization of capitalized software development costs of $540,348, amortization of debt discounts of $1,082,291, issuance of common stock and warrants for services rendered of $2,908,871, and an increase in accounts receivable of $44,909, a decrease in prepaid expenses and other assets of $2,329, and an increase in accounts payable and accrued expenses of $113,093. Cash used in investing activities was insignificant. Cash flows provided by financing activities consisted of $3,422,888 of net proceeds received from the sale of common stock and $1,623,247 related to issuance of long-term debt, offset by repayments on long-term debt of $1,633,996.

The Company had cash of $361,894 at September 30, 2025. Cash used in operating activities for the nine months ended September 30, 2025, was $4,090,540. This resulted primarily from a net loss of $6,685,887 offset by provision for credit losses of $66,983, loss on debt extinguishment of $37,440, amortization of capitalized software development costs of $540,349, amortization of debt discounts of $536,749, issuance of common stock and warrants for services rendered of $1,780,840, stock-based compensation of $6,230, and an increase in accounts receivable of $143,638, an increase in prepaid expenses and other assets of $148,907, and an increase in accounts payable and accrued expenses of $82,462. Cash used in investing activities was insignificant. Cash flows provided by financing activities consisted of $2,944,792 of net proceeds received from the sale of common stock and warrants, and $1,034,171 related to issuance of long-term debt, offset by repayments on long-term debt of $686,148.

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

Debt and Equity Transactions

For a description of debt and equity transactions for the fiscal year ending December 31, 2025, and the nine months ended September 30, 2026, reference is made to the Notes to the Consolidated Financial Statements described elsewhere herein.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of each fiscal year and quarter. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due primarily to the Company’s lack of segregation of duties in the finance and accounting department similar to other companies our size, from limited accounting personnel, which also results in insufficient formal review controls.

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

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

(a)    For fiscal 2024 and 2025, we had no sales or issuances of unregistered capital stock, except as described below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
2025	Common Stock	621,309 shares	Services rendered	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	3,160,071 shares	Shares sold for cash of $3,348,987	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	127,230 shares	Stock issued for Investment	Rule 506, Section 4(2)	Not applicable

2025	Common Stock	153,644 shares	Note conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	276,941 shares	Warrant conversion	Section 3 (a)(9)	Not applicable

2025	Common Stock	490,968 shares	Original issue discount	Section 3 (a)(9)	Not applicable

2026	Common Stock	1,437,835 shares	Services rendered	Rule 506,Section 4(2)	Not applicable

2026	Common Stock	6,064,000 shares	Shares sold for cash of $3,422,888	Rule 506,Section 4(2)	Not applicable

2026	Common Stock	10,000 shares	Original issue discount	Section 3 (a)(9)	Not applicable

2026	Common Stock	1,455,000 shares	Note conversion	Section 3 (a)(9)	Not applicable

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

During 2025, common stock shares issued under the Consulting Agreements totaled 480,000 and warrant shares issued totaled 130,000. The fair value of the common shares issued totaled approximately $1,219,000 and the fair value of the warrants issued totaled approximately $191,000. The exercise price of the warrants was $1.00 per share and are exercisable over periods ranging from three to five years. Compensation expense recognized under these Consulting Agreements for the three and nine months ended September 30, 2025, was approximately $274,000 and $776,000, respectively. Compensation recognized for the three and nine months ended September 30, 2026, was approximately $0 and $197,000, respectively. No unamortized compensation remains outstanding at September 30, 2026. A total of 400,000 warrant shares related to the Consulting Agreements remain outstanding at September 30, 2026, and December 31, 2025.

Effective January 23, 2026, the Company entered into a Business Development Agreement with a third-party consultant, with a service term of eleven months. Compensation under the agreement consisted of 150,000 shares of the Company’s common stock issued and valued at the effective date of the agreement. The total fair value of the common stock issued was $133,500, based on a per share price of $0.89. The Company recognized approximately $36,000 and $97,000 in compensation expense for the three and nine months ended September 30, 2026, respectively, associated with the amortization of the common stock fair value.

Effective May 1, 2026, the Company entered into a Consulting Agreement with a third-party consultant, with a service term of six months. Compensation under the agreement included an up-front cash payment of $20,000 and monthly cash payments during the term of the agreement. Upon the effective date of the Consulting Agreement, the Company also issued 70,000 shares of the Company’s restricted common stock, fair valued at $92,400, and warrants for the purchase of 120,000 shares of common stock at an exercise price of $0.50 per share, fair valued at $152,760 using the Black-Scholes pricing model. For the three and nine months ended September 30, 2026, the Company recognized approximately $123,000 and $204,000 in stock-based compensation and $10,000 and $17,000 in professional fees expense, respectively, under the agreement.

On August 12, 2026, the Company entered into a Consulting Services Agreement with an unrelated consultant. The consultant is to provide general business development services for a term of six months from the date of the agreement. Compensation under the agreement consisted of the issuance of 1,200,000 shares of the Company’s restricted common stock, fair valued at $972,000, and warrants to purchase 1,500,000 shares of restricted common stock over a three-year period at an exercise price of $0.50 per share, fair valued at $996,000 using the Black-Scholes pricing model. For the three and nine months ended September 30, 2026, the Company recognized approximately $1,968,000 in stock-based compensation under the agreement.

Issuance of Common Stock in Conjunction with Debt Issuances and Conversions

As discussed in Note 4, during the nine months ended September 30, 2026, the Company issued a total of 1,455,000 shares of its common stock, at a total value of $1,390,000, resulting from conversion of outstanding debt principal. The Company also issued a total of 22,852 shares of its common stock at a total value of $21,447 as debt discount associated with debt issuances during the nine months ended September 30, 2026. Exemption from registration is claimed under Section 4(2). Section 3(a)(9) and Rule 506 of the Securities Act of 1933, as amended. No commissions were paid with respect to the aforementioned securities transactions.

2026 Issuances of Common Stock for Cash

During the nine months ended September 30, 2026, the Company issued a total of 6,064,000 shares of its common stock, at per share prices ranging from $0.50 to $1.03, for total net cash proceeds of approximately $3,423,000. During the three months ended September 30, 2026, the Company issued a total of 1,764,000 shares of its common stock, for total net cash proceeds of $882,000.

DEBT

Related Party Debt - Salkind Loans

During September and December 2025, the Company entered into two individual short-term unsecured loans with Dr. Gene Salkind, the Company’s Board Chair, for working capital purposes (2025 Salkind Loans). Total gross borrowings under the 2025 Salkind Loans were $250,000 in cash proceeds, and an original issue discount (OID) of $25,000, along with 25,000 shares of restricted common stock valued at $31,250, for a total debt discount recorded of $56,250, with maturity dates of December 31. 2026, as amended, at which time all principal and OID is due and payable. Principal of $100,000 is convertible at any time prior to the maturity date at a conversion price of $1.00 per common share. Principal of $100,000 remains outstanding at September 30, 2026.

During the nine months ended September 30, 2026, Dr. Salkind loaned the Company an additional $175,000 in cash, which is due and payable on December 31, 2026, as amended (2026 Salkind Loans). Payment of an additional $75,000 of OID associated with the 2026 Salkind Loans is also due December 31, 2026. The full principal of $175,000 and OID of $25,000 remain outstanding at September 30, 2026.

For the three months ended September 30, 2026 and 2025, the Company recognized approximately $25,000 and $16,000, respectively, in interest expense related to the amortization of debt discount under the 2025 and 2026 Salkind Loans. For the nine months ended September 30, 2026 and 2025, the Company recognized approximately $73,000 and $17,000, respectively, in interest expense related to the amortization of debt discount. As of September 30, 2026, and December 31, 2025, total principal outstanding on the 2025 and 2026 Salkind Loans was approximately $325,000 and $275,000, respectively, and total unamortized debt discount was approximately $25,000 and $23,000, respectively.

Merchant Agreements

During the year ended December 31, 2025, the Company entered into five individual agreements with a Merchant Lender for the purchase and sale of future receivables (the 2025 Merchant Agreements). The 2025 Merchant Agreements were issued in exchange for total gross cash funding of approximately $1,132,000, of which approximately $457,000 represented cash proceeds, net of fees, and the balance applied by the Merchant Lender as full settlement of other outstanding obligations with the Merchant Lender, net of other fees. Total principal remaining outstanding on the 2025 Merchant Agreements at December 31, 2025, was approximately $586,000, and unamortized debt discount outstanding was approximately $163,000. Obligations under the 2025 Merchant Agreements were settled in full during the nine months ended September 30, 2026. The Company recognized approximately $12,000 and $163,000 in interest expense associated with the amortization of the debt discounts under the 2025 Merchant Agreements, for the three and nine months ended September 30, 2026, respectively, and approximately $135,000 and $199,000 in interest expense for the three and nine months ended September 30, 2025.

During the nine months ended September 30, 2026, the Company entered into three agreements for the purchase and sale of future receivables (2026 Merchant Agreements) with the same financial institution in exchange for gross cash fundings of approximately $846,000, of which approximately $313,000 represented cash proceeds, net of fees, and the balance being applied by the Merchant Lender as full settlement of other Merchant Agreements outstanding at the time of the fundings. In connection with the 2026 Merchant Agreements fundings, and as additional consideration, the Company issued a total of 17,835 shares of its common stock to the Merchant Lender, the fair value of which was equal to 5% of the new principal issued, or approximately $17,000. The Company recorded total debt discount under the 2026 Merchant Agreements of approximately $305,000, and recognized approximately $102,000 and $215,000, respectively, in interest expense associated with the amortization of debt discount for the three and nine months ended September 30, 2026. Total principal remaining outstanding on the 2026 Merchant Agreements at September 30, 2026 was approximately $487,000, and unamortized debt discount outstanding was approximately $90,000.

2025 Promissory Notes

In March 2025, the Company issued a promissory note with a financial institution (Lender One) in the principal amount of $62,060 with an OID of approximately $9,000 (2025 Lender One Promissory Note One). Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $6,206, and is payable, along with principal, in ten individual payments commencing April 15, 2025, through the maturity date of January 15, 2026, of $6,827 each. In addition to the OID, the Company paid $4,303 in issuance costs associated with the 2025 Lender One Promissory Note One. The Company recognized approximately $4,000 and $7,000 in interest expense for the three and nine months ended September 30, 2025, respectively, associated with the amortization of the debt discount, and approximately $2,000 in interest expense for the nine months ended September 30, 2026. Solely upon an event of default, and at the option of the holder, all amounts outstanding under the 2025 Lender One Promissory Note One are convertible into shares of the Company’s common stock. All obligations under the 2025 Lender One Promissory Note One were paid in full during the nine months ended September 30, 2026.

On July 8, 2025, and July 17, 2025, the Company issued two individual convertible promissory notes with two third-party lenders (July 2025 Lenders) in principal amounts of $156,000 and $258,750 (July 2025 Promissory Notes), with Maturity Dates of April 30, 2026, and July 17, 2026, respectively. Interest is charged on the principal at 10% per annum, and is payable, along with the $156,000 principal, in full at the Maturity Date of April 30, 2026. Interest under the $258,750 promissory note of $25,875 was due and payable upon execution of the promissory note, and principal is due at various dates and amounts commencing in January 2026 through July 17, 2026. The Company paid a total of $30,000 in issuance costs associated with the July 2025 Promissory Notes and OID of $33,250 associated with the $258,750 July 2025 Promissory Note, both recorded as a debt discount. Solely at the option of the Holder, all outstanding obligations under the July 2025 Promissory Notes become convertible, per terms of the agreements, into shares of the Company’s common stock. The Company made an early repayment on the $156,000 promissory note during the six months ended June 30, 2026, resulting in an early termination fee of approximately $34,000 and the reversal of remaining unamortized debt discount of approximately $5,000, which was recorded as loss on debt extinguishment on the accompanying consolidated statement of operations. The Company recognized approximately $5,000 and $17,000 in interest expense associated with amortization of the debt discount under the $258,750 promissory note for the three and nine months ended September 30, 2026, respectively. No principal remains outstanding at September 30, 2026.

On September 15, 2025, the Company issued a promissory note in the principal amount of $127,650, including an OID of $27,650 (September 2025 Promissory Note). Interest is charged on the principal at 12% upon issuance of the September 2025 Promissory Note, totaling $15,318, and is payable, along with principal, at various dates and amounts commencing in March 2026 through the Maturity Date in July 2026. Solely upon an event of default, and at the option of the Holder of the September 2025 Promissory Note, all outstanding amounts become convertible into shares of the Company’s common stock. The Company recognized $15,000 in interest expense for the nine months ended September 30, 2026, associated with amortization of the debt discount. No principal remains outstanding at September 30, 2026.

2026 Promissory Notes

On January 14, 2026, the Company issued a convertible promissory note in the principal amount of $258,750, including OID of $33,750 to an unrelated third-party (January 2026 Note). The January 2026 Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the issue date. Principal and OID on January 2026 Note is payable in cash in various monthly amounts commencing in July 2026 until maturity date in January 2027. The Company paid approximately $19,000 in issuance costs and recorded a total debt discount of $52,250. Solely at the option of the Holder, and commencing upon an event defined in the January 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock.

On July 17, 2026, $40,000 of principal outstanding under the January 2026 Note as discussed in Note 4, was converted into 80,000 of common stock at a conversion rate of $0.50 per share. The Company recognized approximately $16,000 and $45,000 in interest expense for the three and nine months ended September 30, 2026, respectively, associated with the amortization of the debt discount. The principal amount of $86,000 remains outstanding at September 30, 2026, along with $7,000 of unamortized debt discount.

On March 9, 2026, the Company issued a convertible promissory note in the principal amount of $115,000, including OID of $15,000 to an unrelated third-party (March 2026 Note). The March 2026 Note also includes a one-time interest charge on the principal amount of $11,500 based on a rate of 10% per annum, due at the issue date. Principal and OID on the March 2026 Note are payable in cash on the maturity date of March 9, 2027. The Company paid $11,000 in issuance costs and recorded a total debt discount of $26,000. Solely at the option of the Holder and commencing upon an event defined in the March 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $7,000 and $15,000 in interest expense for the three and nine months ended September 30, 2026, respectively, associated with the amortization of the debt discount. The principal amount of $91,750 remains outstanding at September 30, 2026, along with approximately $11,000 of unamortized debt discount.

In June 2026, the Company issued a convertible promissory note in the principal amount of $258,750, including OID of $33,750 to an unrelated third-party (June 2026 Note). The June 2026 Note also includes a one-time interest charge on the Principal Amount of $25,875 based on a rate of 10% per annum, due at the issue date. Principal and OID on the June 2026 Note is payable in cash in various monthly amounts commencing in December 2026 until the maturity date in June 1, 2027. The Company paid approximately $18,000 in issuance costs and recorded a total debt discount of $51,250. Solely at the option of the Holder, and commencing upon the occurrence of events defined in the June 2026 Note, all amounts outstanding are convertible into shares of the Company’s common stock. The Company recognized approximately $19,000 and $22,000 in interest expense for the three and nine months ended September 30, 2026, associated with the amortization of the debt discount. The full principal amount remains outstanding at September 30, 2026, along with $29,000 of unamortized debt discount

On July 10, 2026, the Company issued a promissory note with a financial institution in the principal amount of $180,550 with an OID of approximately $23,550. Interest is charged on the principal at 12% upon issuance of the promissory note, totaling $21,665, and is payable, along with principal, in five individual payments commencing January 15, 2027, through the maturity date of May 15, 2027, of which $101,108 is due January 15, 2027, and four equal monthly payments of $25,277 each due thereafter. In addition to the OID, the Company paid $10,000 in issuance costs, recorded as additional debt discount. The Company recognized approximately $9,000 in interest expense for the three and nine months ended September 30, 2026, associated with the amortization of the total debt discount, with unamortized debt discount of approximately $24,000 outstanding at September 30, 2026. Solely upon an event of default, and at the option of the holder, all amounts outstanding are convertible into shares of the Company’s common stock. All obligations under the note were outstanding at September 30, 2026.

On July 23, 2026, the Company issued a promissory note with a financial institution in the principal amount of $258,750 with an OID of approximately $33,750. Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $25,875, and is payable, along with principal, in seven individual payments commencing January 23, 2027, through the maturity date of July 23, 2027, of which $142,313 is due January 23, 2027, and six equal monthly payments of $23,719 each due thereafter. In addition to the OID, the Company paid $18,500 in issuance costs, recorded as additional debt discount. The Company recognized approximately $6,000 in interest expense for the three and nine months ended September 30, 2026, associated with the amortization of the total debt discount, with unamortized debt discount of approximately $46,000 outstanding at September 30, 2026. Solely upon an event of default, and at the option of the holder, all amounts outstanding are convertible into shares of the Company’s common stock. All obligations under the note were outstanding during the nine months ended September 30, 2026.

On September 18, 2026, the Company issued a promissory note with a financial institution in the principal amount of $115,000 with an OID of approximately $15,000. Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $21,665, and is payable, along with principal, in five individual payments commencing March 20, 2027, through the maturity date of July 20, 2027, of $23,000 each. In addition to the OID, the Company paid $6,000 in issuance costs, recorded as additional debt discount. The Company recognized has approximately $1,000 in interest expense for the three and nine months ended September 30, 2026, associated with the amortization of the total debt discount, with unamortized debt discount of approximately $20,000 outstanding at September 30, 2026. Solely upon an event of default, and at the option of the holder, all amounts outstanding are convertible into shares of the Company’s common stock. All obligations under the note were outstanding at September 30, 2026.

On September 28, 2026, the Company issued a promissory note with a financial institution in the principal amount of $150,000 with an OID of approximately $22,500. Interest is charged on the principal at 10% upon issuance of the promissory note, totaling $17,250, and is payable, along with principal, in six individual payments commencing March 28, 2027, through the maturity date of September 28, 2027, of which $94,875 is due March 28, 2027, and $15,813 due monthly thereafter. In addition to the OID, the Company paid $6,000 in issuance costs, recorded as additional debt discount. The Company recognized approximately $1,000 in interest expense for the three and nine months ended September 30, 2026, associated with the amortization of the total debt discount, with unamortized debt discount of approximately $34,000 outstanding at September 30, 2026. Solely upon an event of default, and at the option of the holder, all amounts outstanding are convertible into shares of the Company’s common stock. All obligations under the note were outstanding at September 30, 2026.

2025 Convertible Loan Agreements

During the year ended December 31, 2025, the Company entered into eight other individual Subscription Agreements and Convertible Promissory Notes for a total of $1,295,000 in principal (2025 Convertible Notes). The unsecured loans were issued with a total of 431,682 shares of restricted common stock as original issue discount, fair valued at approximately $597,000. Principal on the 2025 Convertible Notes is automatically convertible at a conversion price of $1.00 per common share on the maturity dates ranging from March 2026 to September 2026. Approximately $487,000 of debt discount was amortized as interest expense for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, a total of $1,295,000 in convertible debt principal was converted into 1,295,000 shares of restricted common stock at a per share conversion rate of $1.00.

2026 Convertible Loan Agreement

During the nine months ended September 30, 2026, the Company entered into a Subscription Agreement and Convertible Promissory Note for $30,000 in principal (2026 Convertible Note). The unsecured loan was issued with 10,000 shares of restricted common stock as debt discount, fair valued at $9,500. Principal on the 2026 Convertible Note is automatically convertible at a conversion price of $1.00 per common share on the maturity date in September 2026. The Company recognized approximately $3,000 and $10,000 in interest expense associated with the amortization of the debt discount for the three and nine months ended September 30, 2026, respectively, with all obligations under the note settled in full as of September 30, 2026.

Other Debt

In August 2026, the Company entered a financing arrangement with their Directors and Officers (D&O) insurance provider to fund the annual $150,000 premium related to the Company’s D&O insurance policy. The Company paid $30,000 in premium up front and financed the remaining $120,000 in premium owed at an annual financing rate of 7.48%, which includes nine monthly payments of premium principal and interest of $13,752 commencing September 30, 2026, with final payment due May 31, 2027.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Title
2.1	Agreement and Plan of Merger dated November 20, 2018 between Mobiquity Technologies, Inc., Glen Eagles Acquisition LP, Avng Acquisition Sub, LLC, Advangelists, LLC, and Deepankar Katyal as Member Representative (the “Advangelists Merger Agreement”) (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.2	First Amendment to the Advangelists Merger Agreement dated December 6, 2018 (Incorporated by reference to Form 8-K dated December 11, 2018.)
2.3	Membership Interest Purchase Agreement dated as of April 30, 2019 between Mobiquity Technologies, Inc. and Glen Eagles Acquisition LP(Incorporated by reference to Form 8-K dated April 30, 2019.)
2.4	Membership Interest Purchase Agreement, effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc.(Incorporated by reference to Form 8-K dated May 10, 2019.)
2.5	Assignment and Assumption Agreement effective as of May 8, 2019 between Mobiquity Technologies, Inc. and Gopher Protocol, Inc. (Incorporated by reference to Form 8-K dated May 10, 2019.)
2.6	Stock Purchase Agreement, effective as of September 13, 2019, by and between Mobiquity Technologies, Inc. and GBT Technologies, Inc.(Incorporated by reference to Form 8-K dated September 13, 2019.)
2.7	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Dr. Gene Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.8	Subscription Agreement, dated as of September 13, 2019, by and between Mobiquity Technologies, Inc. and Marital Trust GST Subject U/W/O Leopold Salkind (Incorporated by reference to Form 8-K/A dated September 13, 2019.)
2.9	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Talos Victory Fund, LLC(Incorporated by reference to Form 8-K dated September 20, 2021.)

Exhibit
Number	Exhibit Title
2.10	Securities Purchase Agreement dated September 20, 2021 by and between Mobiquity Technologies, Inc. and Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
2.11	Securities Purchase Agreement dated December 30, 2022 with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
3.1	Certificate of Incorporation filed March 26, 1998 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.2	Amendment to Certificate of Incorporation filed June 10, 1999 (Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.3	Amendment to Certificate of Incorporation approved by stockholders in 2005(Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.4	Amendment to Certificate of Incorporation dated September 11, 2008(Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.5	Amendment to Certificate of Incorporation dated October 7, 2009 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.6	Amendment to Certificate of Incorporation dated May 18, 2012 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended December 31, 2012.)
3.7	Amendment to Certificate of Incorporation dated September 10, 2013 (Incorporated by reference to Registrant’s Form 8-K filed on September 11, 2013.)
3.8	Amendment to Certificate of Incorporation filed December 22, 2015 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2015.)
3.9	Amendment to Certificate of Incorporation dated March 23, 2016 (Incorporated by reference to Form 8-K dated March 24, 2016.)
3.10	Amendment to Certificate of Incorporation dated February 28, 2017 (Incorporated by reference to Form 8-K dated March 1, 2017.)
3.11	Amendment to Certificate of Incorporation dated September 2018(Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.12	Amendment to Certificate of Incorporation dated February 2019 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.13	Amendment to Certificate of Incorporation dated December 17, 2018 (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.14	Amendment to Certificate of Incorporation dated December 4, 2018(Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
3.15	Restated Certificate of Incorporation dated July 16, 2019 (Incorporated by reference to Form 8-K dated July 15, 2019.)
3.16	Amendment to Certificate of Incorporation-Series dated September 23, 2019 ***
3.17	Amendment to Certificate of Incorporation dated August 24, 2020***
3.18	Amendment to Restated Certificate of Incorporation dated June 15, 2023*****
3.19	Amended By-Laws(Incorporated by reference to Registrant’s Registration Statement on Form 10-SB as filed with the Commission on February 10, 2005)
3.20	2014 Amendment to By-Laws (Incorporated by reference to Form 8-K filed with the SEC on December 24, 2014.)
3.21	November 2021 Amendment to By-Laws****
3.22	Amendment No. 3 to Bylaws(Incorporated by reference to Form 8-K filed with the SEC on May 16, 2023.)
3.23	Amendment to Certificate of Incorporation dated November 27, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)
3.24	Amendment to Certificate of Incorporation dated December 28, 2023 (Incorporated by reference to Form 10-K filed with the SEC on April 8, 2024.)

Exhibit
Number	Exhibit Title
4.11	Promissory Note in favor of Talos Victory Fund, LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.12	Promissory Note in favor of Blue Lake Partners LLC dated September 20, 2021 (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.13	Common Stock Purchase Warrant dated September 20, 2021 issued to Talos Victory Fund, LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.14	Common Stock Purchase Warrant dated September 20, 2021 issued to Blue Lake Partners LLC (Incorporated by reference to Form 8-K dated September 20, 2021.)
4.15	Form of 2021 Representative’s warrant***
4.16	Form of 2021 Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company***
4.17	Form of 2021 Warrant (Annex C to the Form of Warrant Agent Agreement attached as Exhibit 4.16)***
4.18	Form of Representative’s Warrant***
4.19	Form of Series 2023 Warrant***
4.20	Form of Pre-funded Warrant(Form 2023)***
4.21	Form of Investor Convertible Debt Subscription Agreement (5% Original Issue Discount)***
4.22	Form of Investor Convertible Debt Subscription Agreement (10% Original Issue Discount)***
4.23	Form of Investor Convertible Debt Subscription Agreement (10% Annual Interest)***
4.24	Promissory Note dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.25	Amendment dated February 7, 2023 to Promissory Note dated December 30, 2022 issued to Walleye****
4.26	Warrant dated December 30, 2022 issued to Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
4.27	Form of Pre-funded Warrant for the Offering*****
4.28	Amendment dated February 13, 2023 to Promissory Note dated December 30, 2022 issued to Walleye*****
4.29	Strata Purchase Agreement with ClearThink LLC (Incorporated by reference to S-1 registration statement filed with the SEC on July 23, 2025)
4.30	Registration Rights Agreement with ClearThink LLC (Incorporated by reference to S-1 registration statement filed with the SEC on July 23, 2025)
10.1	Employment Agreement dated April 2, 2019 – Dean L. Julia (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.2	Employment Agreement dated April 2, 2019 – Sean Trepeta (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.3	Employment Agreement dated April 2, 2019 – Paul Bauersfeld (Incorporated by reference to Form 10-K/A filed with the SEC on April 26, 2019.)
10.4	Employment Agreement dated January 4, 2022 – Deepanker Katyal (Incorporated by reference to Form 10-K filed with the SEC on March 30, 2022)
10.5	Security Agreement and Subsidiary Guarantee with Walleye (Incorporated by reference to Form 8-K filed with the SEC on January 4, 2023)
10.6	Exclusive Digital Marketing Services Agreement (Incorporated by reference to Form 8-K filed with the SEC on November 10, 2026)

Exhibit
Number	Exhibit Title
19.1	Insider Trading Policy (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2024)
21.1	Subsidiaries of the Issuer(Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.)
31.1	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification in accordance with section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Amendment to 2005 Plan (Incorporated by reference to the Registrant’s Form 10-QSB/A filed with the Commission on August 15, 2005.)
99.3	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2009.)
99.4	2018 Employee Benefit and Consulting Services Compensation Plan. (Incorporated by reference to Definitive Proxy Statement filed with the SEC on January 11, 2019.)
99.5	2021 Employee Benefit and Consulting Compensation Plan***
99.6	2023 Equity Participation Plan (Incorporated by reference to Definitive Proxy Statement filed with the SEC on April 18, 2023.)
99.7	2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K filed for the fiscal year ended December 31, 2023.)
99.8	Amendment to 2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2024)
99.9	Amendment to 2023 Employee Benefit and Consulting Compensation Plan (Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2025)
101.INS	Inline XBRL Instance Document *
101.SCH	Inline Document, XBRL Taxonomy Extension *
101.CAL	Inline Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Inline Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Inline Linkbase, XBRL Taxonomy Extension *
101.PRE	Inline Presentation Linkbase *

_______________

*	Filed herewith.
**	To be filed by amendment
***	Previously filed under Form S-1 Registration Statement, File No. 333-260364.
****	Previously filed under Form S-1 Registration Statement File No. 333-269293.
*****	Previously filed under Form S-1 Registration Statement File No. 333-272572.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIQUITY TECHNOLOGIES, INC.

Date: November 13, 2026	By:	/s/ Dean L. Julia
Dean L. Julia,
Principal Executive Officer

Date: November 13, 2026	By:	/s/ Sean McDonnell
Sean McDonnell,
Principal Financial Officer

